Form 10-K
period 2013-12-31
AVISTA CORP
filed 2014-02-26
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2013 OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $1,620,660,221 based on the last reported sale price thereof on the consolidated tape on June 30, 2013.
As of January 31, 2014, 60,111,948 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.
__________________________________________________________________________________________
Documents Incorporated By Reference

Document	Part of Form 10-K into Which Document is Incorporated
Proxy Statement to be filed in connection with the annual meeting of shareholders to be held on May 8, 2014.
Prior to such filing, the Proxy Statement filed in connection with the annual meeting of shareholders held on May 9, 2013.
Part III, Items 10, 11, 12, 13 and 14

AVISTA CORPORATION

i

AVISTA CORPORATION

 * = not an applicable item in the 2013 calendar year for Avista Corp.

AVISTA CORPORATION

ACRONYMS AND TERMS
(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
aMW	-	Average Megawatt - a measure of the average rate at which a particular generating source produces energy over a period of time
AEL&P	-	Alaska Electric Light & Power Company, the primary operating subsidiary of AERC
AERC	-	Alaska Energy and Resources Company, a privately-held company based in Juneau, Alaska. The Company entered into an agreement and plan of merger with AERC on November 4, 2013.
AFUDC	-	Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
AM&D	-	Advanced Manufacturing and Development, does business as METALfx
ASC	-	Accounting Standards Codification
Avista Capital	-	Parent company to the Company’s non-utility businesses
Avista Corp.	-	Avista Corporation, the Company
Avista Energy	-
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

Energy	-	The amount of electricity produced or consumed over a period of time, measured in KWH or MWH. Also, refers to natural gas consumed and is measured in dekatherms.
EPA	-	Environmental Protection Agency
ERM	-	The Energy Recovery Mechanism, a mechanism for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Washington
FASB	-	Financial Accounting Standards Board
FERC	-	Federal Energy Regulatory Commission
GAAP	-	Generally Accepted Accounting Principles
GHG	-	Greenhouse gas
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jackson Prairie	-	Jackson Prairie Natural Gas Storage Project, an underground natural gas storage field located near Chehalis, Washington
kV	-	Kilovolt (1000 volts): a measure of capacity on transmission lines
KW, KWH	-	Kilowatt (1000 watts): a measure of generating output or capability. Kilowatt-hour (1000 watt hours): a measure of energy produced.

AVISTA CORPORATION

Lancaster Plant	-	A natural gas-fired combined cycle combustion turbine plant located in Idaho
MPSC	-	Public Service Commission of the State of Montana
MW, MWH	-	Megawatt: 1000 KW. Megawatt-hour: 1000 KWH.
NERC	-	North American Electricity Reliability Corporation
Noxon Rapids	-	The Noxon Rapids Hydroelectric Generating Project, located on the Clark Fork River in Montana
OPUC	-	The Public Utility Commission of Oregon
PCA	-	The Power Cost Adjustment mechanism, a procedure for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Idaho
PGA	-	Purchased Gas Adjustment
PLP	-	Potentially liable party
PUD	-	Public Utility District
PURPA	-	The Public Utility Regulatory Policies Act of 1978, as amended
RCA	-	The Regulatory Commission of Alaska
RTO	-	Regional Transmission Organization
Spokane Energy	-	Spokane Energy, LLC, a special purpose limited liability company and all of its membership capital is owned by Avista Corp.
Spokane River Project	-	The five hydroelectric plants operating under one FERC license on the Spokane River (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls)
Therm	-	Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)
UTC	-	Washington Utilities and Transportation Commission
Watt	-	Unit of measurement for electricity; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt

AVISTA CORPORATION

Forward-Looking Statements
From time to time, we make forward-looking statements such as statements regarding projected or future:

•	financial performance;

•	cash flows;

•	capital expenditures;

•	dividends;

•	capital structure;

•	other financial items;

•	strategic goals and objectives;

•	business environment; and

•	plans for operations.
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
Forward-looking statements (including those made in this Annual Report on Form 10-K) are subject to a variety of risks and uncertainties and other factors. Most of these factors are beyond our control and may have a significant effect on our operations, results of operations, financial condition or cash flows, which could cause actual results to differ materially from those anticipated in our statements. Such risks, uncertainties and other factors include, among others:

•
weather conditions (temperatures, precipitation levels and wind patterns) which affect energy demand and electric generation, including the effect of precipitation and temperature on hydroelectric resources, the effect of wind patterns on wind-generated power, weather-sensitive customer demand, and similar impacts on supply and demand in the wholesale energy markets;

•
state and federal regulatory decisions that affect our ability to recover costs and earn a reasonable return including, but not limited to, disallowance or delay in the recovery of capital investments and operating costs and discretion over allowed return on investment;

•
changes in wholesale energy prices that can affect operating income, cash requirements to purchase electricity and natural gas, value received for wholesale sales, collateral required of us by counterparties on wholesale energy transactions and credit risk to us from such transactions, and the market value of derivative assets and liabilities;

•	economic conditions in our service areas, including the economy's effects on customer demand for utility services;

•	declining energy demand related to customer energy efficiency and/or conservation measures;

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

•
political pressures or regulatory practices that could constrain or place additional cost burdens on our energy supply sources, such as campaigns to halt coal-fired power generation and opposition to other thermal generation, wind turbines or hydroelectric facilities;

•
changes in actuarial assumptions, interest rates and the actual return on plan assets for our pension and other postretirement benefit plans, which can affect future funding obligations, pension and other postretirement benefit expense and the related liabilities;

•
volatility and illiquidity in wholesale energy markets, including the availability of willing buyers and sellers, and prices of purchased energy and demand for energy sales including related energy commodity derivative instruments that we rely upon to hedge our wholesale energy risks;

AVISTA CORPORATION

•	the outcome of pending regulatory and legal proceedings arising out of the “western energy crisis” of 2000 and 2001, including possible refunds;

•	the outcome of legal proceedings and other contingencies;

•	changes in environmental and endangered species laws, regulations, decisions and policies, including present and potential environmental remediation costs and our compliance with these matters;

•
wholesale and retail competition including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements;

•	growth or decay of our customer base and the extent that new uses for our services may materialize or existing uses may decline;

•	the ability to comply with the terms of the licenses for our hydroelectric generating facilities at cost-effective levels;

•	severe weather or natural disasters that can disrupt energy generation, transmission and distribution, as well as the availability and costs of materials, equipment, supplies and support services;

•
explosions, fires, accidents, mechanical breakdowns, or other incidents that may impair assets and may disrupt operations of any of our generation facilities, transmission and distribution systems or other operations;

•	public injuries or damage arising from or allegedly arising from our operations;

•	blackouts or disruptions of interconnected transmission systems (the regional power grid);

•	disruption to information systems, automated controls and other technologies that we rely on for our operations, communications and customer service;

•
terrorist attacks, cyber attacks or other malicious acts that may disrupt or cause damage to our utility assets or to the national economy in general, including any effects of terrorism, cyber attacks or vandalism that damage or disrupt information technology systems;

•
cyber attacks or other potential lapses that result in unauthorized disclosure of private information, which could result in liabilities against us, costs to investigate, remediate and defend, and damage to our reputation;

•	delays or changes in construction costs, and/or our ability to obtain required permits and materials for present or prospective facilities;

•	changes in the costs to implement new information technology systems and/or obstacles that impede our ability to complete such projects timely and effectively;

•	changes in the long-term global and Pacific Northwest climates, which can affect, among other things, customer demand patterns and the volume and timing of streamflows to our hydroelectric resources;

•	changes in industrial, commercial and residential growth and demographic patterns in our service territory or changes in demand by significant customers;

•	the loss of key suppliers for materials or services or disruptions to the supply chain;

•	default or nonperformance on the part of any parties from which we purchase and/or sell capacity or energy;

•	deterioration in the creditworthiness of our customers;

•
potential decline in our credit ratings, with effects including impeded access to capital markets, higher interest costs, and restrictive covenants in our financing arrangements and wholesale energy contracts;

•	increasing health care costs and the resulting effect on employee injury costs and health insurance provided to our employees and retirees;

•	increasing costs of insurance, more restrictive coverage terms and our ability to obtain insurance;

•
work force issues, including changes in collective bargaining unit agreements, strikes, work stoppages, the loss of key executives, availability of workers in a variety of skill areas, and our ability to recruit and retain employees;

•	the potential effects of negative publicity regarding business practices, whether true or not, which could result in litigation or a decline in our common stock price;

•	changes in technologies, possibly making some of the current technology obsolete;

AVISTA CORPORATION

•	changes in tax rates and/or policies;

•
changes in interest rates that affect borrowing costs, our ability to effectively hedge interest rates for anticipated debt issuances, variable interest rate borrowing and the extent that we recover interest costs through utility operations;

•	changes in the payment acceptance policies of Ecova’s client vendors that could reduce operating revenues;

•
potential difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and losses of key employees, challenges with respect to operating new businesses and other unanticipated risks and liabilities; and

•
changes in our strategic business plans, which may be affected by any or all of the foregoing, including the entry into new businesses and/or the exit from existing businesses and the extent of our business development efforts where potential future business is uncertain.

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

AVISTA CORPORATION

PART I
Item 1. Business
Company Overview
Avista Corporation (Avista Corp. or the Company), incorporated in the territory of Washington in 1889, is an energy company engaged in the generation, transmission and distribution of electricity and the distribution of natural gas, as well as other energy-related businesses. As of December 31, 2013, we employed 1,643 people in our utility operations and 1,667 people in our subsidiary businesses. Our corporate headquarters are in Spokane, Washington, the second-largest city in Washington. Spokane serves as the business, transportation, medical, industrial and cultural hub of the Inland Northwest region (eastern Washington and northern Idaho). Regional services include government and higher education, medical services, retail trade and finance. The Inland Northwest also coincides closely with our utility service area in Washington and Idaho. Our gas utility operations also include separate service areas in parts of Oregon.
We have two reportable business segments as follows:

•
Avista Utilities – an operating division of Avista Corp. that comprises our regulated utility operations. Avista Utilities generates, transmits and distributes electricity and distributes natural gas serving electric and gas customers in eastern Washington and northern Idaho and gas customers in parts of Oregon. The utility also engages in wholesale purchases and sales of electricity and natural gas.

•
Ecova – an indirect subsidiary of Avista Corp. (80.2 percent owned as of December 31, 2013) that provides energy efficiency and cost management programs and services for multi-site customers and utilities throughout North America. Ecova's service lines include expense management services for utility and telecom needs as well as strategic energy management and efficiency services that include procurement, conservation, performance reporting, financial planning, facility optimization and continuous monitoring, and energy efficiency program management for commercial enterprises and utilities.

We have other businesses, including a sheet metal fabrication business, emerging technology venture fund investments and commercial real estate investments, as well as Spokane Energy, LLC (Spokane Energy). These activities do not represent a reportable business segment and are conducted by various indirect subsidiaries of Avista Corp.
Ecova and various other companies are subsidiaries of Avista Capital, Inc. (Avista Capital) which is a direct, wholly owned subsidiary of Avista Corp. Total Avista Corp. shareholders’ equity was $1,298.3 million as of December 31, 2013, of which $112.2 million represented our investment in Avista Capital. Additionally, Ecova represents $81.9 million of our investment in Avista Capital.
See “Item 6. Selected Financial Data” and “Note 23 of the Notes to Consolidated Financial Statements” for information with respect to the operating performance of each business segment (and other subsidiaries).

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
Our utility provides electric distribution and transmission, as well as natural gas distribution, services in parts of eastern Washington and northern Idaho. We also provide natural gas distribution service in parts of northeastern and southwestern Oregon. At the end of 2013, we supplied retail electric service to 366,000 customers and retail natural gas service to 326,000 customers across our entire service territory. Our service territory covers 30,000 square miles with a population of 1.6 million. Certain of our generating facilities are located in Montana, and we supply electricity to a small number of customers in Montana, most of whom are employees who operate one of such facilities. See “Item 2. Properties” for further information on our utility assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions and Utility Load Growth” for information on economic conditions in our service territory.
Electric Operations
In addition to providing electric distribution and transmission services, we generate electricity from facilities that we own and we purchase capacity, energy and fuel for generation under long-term and short-term contracts. We also sell electric capacity and energy, as well as surplus fuel in the wholesale market in connection with our resource optimization activities as described below.
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
Our generation assets are interconnected through the regional transmission system and are operated on a coordinated basis to enhance load-serving capability and reliability. We provide transmission and ancillary services in eastern Washington, northern Idaho and western Montana. Transmission revenues were $26.5 million in 2013, $12.7 million in 2012 and $13.8 million in 2011. Transmission revenues for 2013 include $11.7 million from the BPA for past use of our electric transmission system.
Electric Requirements
Our peak electric native load requirement for 2013 occurred on December 8, 2013 at which time our total obligation was 2,223 MW consisting of:

AVISTA CORPORATION

•	native load of 1,669 MW,

•	long-term wholesale obligations of 223 MW, and

•	short-term wholesale obligations of 331 MW.
At that time our maximum resource capacity available was 2,767 MW, which included:

•	company-owned or controlled electric generation of 1,703 MW,

•	long-term hydroelectric contracts with certain Public Utility Districts (PUDs) of 156 MW,

•	long-term thermal generation contract with Lancaster Plant of 281 MW,

•	other long-term wholesale contracts of 151 MW, and

•	short-term wholesale purchases of 476 MW.
Electric Resources
We have a diverse electric resource mix of Company-owned and contracted hydroelectric projects, thermal generating facilities, wind generation facilities, and power purchases and exchanges.
At the end of 2013, our Company-owned facilities had a total net capability of 1,844 MW, of which 55 percent was hydroelectric and 45 percent was thermal. See “Item 2. Properties” for detailed information on generating facilities.
Hydroelectric Resources We own and operate six hydroelectric projects on the Spokane River and two hydroelectric projects on the Clark Fork River. Hydroelectric generation is our lowest cost source per megawatt-hour (MWh) of electricity and the availability of hydroelectric generation has a significant effect on total power supply costs. Under normal streamflow and operating conditions, we estimate that we would be able to meet approximately one-half of our total average electric requirements (both retail and long-term wholesale) with the combination of our hydroelectric generation and long-term hydroelectric purchase contracts with certain PUDs in the state of Washington. Our estimate of normal annual hydroelectric generation for 2014 (including resources purchased under long-term hydroelectric contracts with certain PUDs) is 533 average megawatts (aMW) (or 4.7 million MWhs). Hydroelectric resources provided 527 aMW for 2013, 583 aMW for 2012 and 637 aMW for 2011.
The following table shows our hydroelectric generation (in thousands of MWhs) during the year ended December 31:

	2013	2012	2011
Noxon Rapids	1,581	1,823	2,110
Cabinet Gorge	1,042	1,199	1,292
Post Falls	85	83	90
Upper Falls	68	60	73
Monroe Street	105	102	110
Nine Mile	83	106	90
Long Lake	505	513	556
Little Falls	177	202	213
Total company-owned hydroelectric generation	3,646	4,088	4,534
Long-term hydroelectric contracts with PUDs	970	1,022	1,047
Total hydroelectric generation	4,616	5,110	5,581
Normal hydroelectric generation (1)	4,678	4,761	4,520
Percentage of normal	99%	107%	123%

(1)
Normal hydroelectric generation is determined by applying an upstream regulation calculation to median natural water flow information. Natural water flow is the flow of the rivers without the influence of dams, whereas regulated water flow takes into account any water flows changes from upstream dams due to releasing or holding back water. The calculation of normal varies annually due to the timing of upstream dam regulation throughout the year.

Thermal Resources We own:

•	the combined cycle combustion turbine (CT) natural gas-fired Coyote Springs 2 Generation Project (Coyote Springs 2) located near Boardman, Oregon,

AVISTA CORPORATION

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

The following table shows our thermal generation (in thousands of MWhs) during the year ended December 31:

	2013	2012	2011
Coyote Springs 2	1,796	1,142	705
Colstrip	1,227	1,499	1,433
Kettle Falls GS	294	209	291
Northeast CT and Rathdrum CT	34	7	8
Boulder Park and Kettle Falls CT	32	7	10
Total company-owned thermal generation	3,383	2,864	2,447
Long-term contract with Lancaster Plant	1,656	1,208	835
Total thermal generation	5,039	4,072	3,282
Lancaster Plant Power Purchase Agreement The Lancaster Plant is a 270 MW natural gas-fired combined cycle combustion turbine plant located in Idaho, owned by an unrelated third-party. All of the output from the Lancaster Plant is contracted to us through 2026 under a power purchase agreement (PPA).
Palouse Wind PPA Palouse Wind is a wind generation project developed by Palouse Wind, LLC (Palouse Wind), an affiliate of First Wind Holdings, LLC, and located in Whitman County, Washington. In June 2011, we entered into a 30-year PPA with Palouse Wind to acquire all of the power and renewable attributes produced by the project at a fixed price per MWh with a fixed escalation of the price over the term of the agreement. The project has a nameplate capacity of approximately 105 MW and is expected to produce approximately 40 aMW. Deliveries from the project began during the fourth quarter of 2012. Generation from Palouse Wind was 297,027 MWhs in 2013 and 61,450 MWhs in 2012. We have an annual option to purchase the wind project following the 10th anniversary of its December 2012 commercial operation date. The purchase price per the PPA is a fixed price per KW of in-service capacity with a fixed decline in the price per KW over the remaining 20 year term of the agreement.
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

AVISTA CORPORATION

See “Avista Utilities Operating Statistics – Electric Operations – Electric Energy Resources” for annual quantities of purchased power, wholesale power sales and power from exchanges in 2013, 2012 and 2011. See “Electric Operations” for additional information with respect to the use of wholesale purchases and sales as part of our resource optimization process and also see "Future Resource Needs" for the magnitude of these power purchase and sales contracts in future periods.
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
The Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) and the Noxon Rapids Hydroelectric Generating Project (Noxon Rapids) are under one 45-year FERC license issued in March 2001. See “Cabinet Gorge Total Dissolved Gas Abatement Plan” in “Note 20 of the Notes to Consolidated Financial Statements” for discussion of dissolved atmospheric gas levels that exceed state of Idaho and federal water quality standards downstream of Cabinet Gorge during periods when we must divert excess river flows over the spillway and our mitigation plans and efforts.
Five of our six hydroelectric projects on the Spokane River (Long Lake, Nine Mile, Upper Falls, Monroe Street, and Post Falls) are under one 50-year FERC license issued in June 2009 and are referred to collectively as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. For further information see “Spokane River Licensing” in “Note 20 of the Notes to Consolidated Financial Statements.”
Future Resource Needs
We have operational strategies to provide sufficient resources to meet our energy requirements under a range of operating conditions. These operational strategies consider the amount of energy needed, which varies widely because of the factors that influence demand over intra-hour, hourly, daily, monthly and annual durations. Our average hourly load was 1,086 aMW in 2013, 1,075 aMW in 2012 and 1,096 aMW in 2011. The following is a forecast of our average annual energy requirements and resources for 2014 through 2017:
Forecasted Electric Energy Requirements and Resources
(aMW)

	2014	2015	2016	2017
Requirements:
System load (1)	1,050	1,057	1,064	1,072
Contracts for power sales (2)	115	63	63	12
Total requirements	1,165	1,120	1,127	1,084
Resources:
Company-owned and contract hydro generation (3)	528	501	506	506
Company-owned and contract thermal generation (4)	723	725	718	715
Other contracts for power purchases	170	169	168	116
Total resources	1,421	1,395	1,392	1,337
Surplus resources	256	275	265	253
Additional available energy (5)	153	139	154	153
Total surplus resources	409	414	419	406

(1)
Beginning on June 30, 2013 a large industrial customer began generating electricity to meet a portion of its own load rather than selling the generation to Avista. The full impact of this load change culminates in 2014 when load is reduced for 12 calendar months. See Item 7. Management's Discussion and Analysis - "Customer Contract Renewal" for further discussion of this industrial customer.

(2)
The contracts for power sales decrease in 2015 and again in 2017 due to certain contracts expiring at the beginning of each of these years. We are currently evaluating the future plan for the additional resources made available due to the expiration of these contracts.

(3)	The forecast assumes near normal hydroelectric generation (decline in 2015 is due to changes in contracts with PUDs).

AVISTA CORPORATION

(4)
Includes our long-term contract with the owner of the Lancaster Plant. Excludes Northeast CT and Rathdrum CT as these are considered peaking facilities and are generally not used to meet our base load requirements. We generally dispatch thermal resources when operating costs are lower than short-term wholesale market prices.

(5)
Northeast CT and Rathdrum CT. The combined maximum capacity of the Northeast CT and Rathdrum CT is 242 MW, with estimated available energy production as indicated for each year. The available energy from these resources decreases during 2015 due to Rathdrum CT being down for scheduled maintenance.

In August 2013, we filed our 2013 Electric Integrated Resource Plan (IRP) with the UTC and the IPUC. The IRP details projected growth in demand for energy and the new resources needed to serve customers over the next 20 years. We regard the IRP as a tool for resource evaluation, rather than an acquisition plan for a particular project.
Highlights of the 2013 IRP include:

•
In our IRP in 2011, we had certain recommendations for new renewable resources. These have been met with a 30-year PPA with Palouse Wind and the Kettle Falls GS being qualified as a renewable energy resource under the Washington state Energy Independence Act.

•
Load growth is expected to be approximately 1 percent, a decline from the growth of 1.6 percent forecasted in 2011. This delays the need for a new natural gas-fired resource by one year. The decrease in expected load growth is primarily due to energy efficiency programs (using less energy to perform activities) over the next 20 years. See "Item 7. Management Discussion and Analysis – Forecasted Customer and Load Growth and Economic Conditions and Utility Load Growth" for further discussion regarding utility customer growth, load growth, and the general economic conditions in our service territory.

•
Demand response (temporarily reducing the demand for energy) is included in the Preferred Resource Strategy for the first time and could provide 19 MW of peak energy reduction in the 2022 to 2027 time frame.

•	575 MW of additional natural gas-fired generation facilities are required between 2020 and 2033.

•
Transmission upgrades will be needed to deliver the energy from new generation resources to the distribution lines serving customers. We will continue to participate in regional efforts to expand the region’s transmission system.

We are required to file an IRP every two years with the next IRP expected to be filed during the third quarter of 2015. Our resource strategy may change from the 2013 IRP based on market, legislative and regulatory developments.
We are subject to the Washington state Energy Independence Act, which requires us to obtain a portion of our electricity from qualifying renewable resources or through purchase of renewable energy credits and acquiring all cost effective conservation measures. Future generation resource decisions will be impacted by legislation for restrictions on greenhouse gas emissions and renewable energy requirements.
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
Market prices for natural gas, like other commodities, can be volatile. Our natural gas procurement strategy is to provide reliable supply to our customers with some level of price certainty. We procure natural gas from various supply basins and over varying time periods. The resulting portfolio is a diversified mix of spot market purchases and forward fixed price purchases, utilizing physical and financial derivative instruments. We also use natural gas storage to support high demand periods and to procure natural gas when prices may be lower. Securing prices throughout the year and even into subsequent years provides a level of price certainty and can mitigate price volatility to customers between years.
Weather is a key component of our natural gas customer load. This load is highly variable and daily natural gas loads can differ significantly from the monthly forecasted load projections. We make continuing projections of our natural gas loads and assess available natural gas resources. On the basis of these projections, we plan and execute a series of transactions to hedge a portion of our customer’s projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend for multiple years into the future with the highest volumes hedged for the current and most immediate

AVISTA CORPORATION

upcoming natural gas operating year (November through October). We also leave a portion of our natural gas supply requirements unhedged for purchase in the short-term spot markets.
Our purchase of natural gas supply is governed by our procurement plan. This plan is reviewed and modified annually by an internal management group. The updated plan is presented and discussed with staff in all three state jurisdictions. Communication with staff does not constitute pre-approval; however, it provides transparency to our procurement practices and offers the staff and other stakeholders an opportunity to express concerns, ask questions and learn about the factors contributing to the plan’s development and subsequent execution. The plan is then presented to our Risk Management Committee (RMC) for approval. Once approval is received, the plan is implemented and monitored by our gas supply and risk management groups.
The plan’s ongoing progress is also presented to Washington and Idaho staff in semi-annual meetings, and in Oregon updates are given quarterly. Other stakeholders (Public Counsel, Citizen Utility Board) are also invited to participate. The RMC is provided with an update on plan results and changes in their monthly meetings. These activities provide transparency for the natural gas supply procurement plan. Any material changes to the plan are documented and communicated via email to RMC members.
As part of the process of balancing natural gas retail load requirements with resources, we engage in the wholesale purchase and sale of natural gas. We plan for sufficient natural gas delivery capacity to serve our retail customers for a theoretical peak day event. As such, we generally have more pipeline and storage capacity than what is needed during periods other than a peak day. We optimize our natural gas resources by using market opportunities to generate economic value that helps mitigate fixed costs. Wholesale sales are delivered through wholesale market facilities outside of our natural gas distribution system. Natural gas resource optimization activities include, but are not limited to:

•	wholesale market sales of surplus natural gas supplies,

•	purchases and sales of natural gas to optimize use of pipeline and storage capacity, and

•	participation in the transportation capacity release market.
We also provide distribution transportation service to qualified, large commercial and industrial natural gas customers who purchase natural gas through third-party marketers. For these customers, we receive their purchased natural gas from such third-party marketers into our distribution system and redeliver it to the customers’ premise.
Natural Gas Supply We purchase all of our natural gas in wholesale markets. We are connected to multiple supply basins in the western United States and Canada through firm capacity transportation rights on six different pipeline networks. Access to this diverse portfolio of natural gas resources allows us to make natural gas procurement decisions that benefit our natural gas customers. These interstate pipeline transportation rights provide the capacity to serve approximately 25 percent of peak natural gas customer demands from domestic sources, and 75 percent from Canadian sourced supply. Natural gas prices in the Pacific Northwest are affected by global energy markets, as well as supply and demand factors in other regions of the United States and Canada. Future prices and delivery constraints may cause our resource mix to vary.
Natural Gas Storage We own a one-third interest in the Jackson Prairie Natural Gas Storage Project (Jackson Prairie), an underground natural gas storage field located near Chehalis, Washington. Jackson Prairie has a total peak day deliverability of 11.5 million therms, with a total working natural gas capacity of 253 million therms. As an owner, our share is one-third of the peak day deliverability and total working capacity. We also contract for additional storage capacity and delivery at Jackson Prairie from Northwest Pipeline for a portion of their one-third share of the storage project.
Natural gas storage enables us to store gas in the summer when prices are traditionally lower and withdraw during higher priced winter months. It is also used as a variable peaking resource during cold weather events.
Natural Gas Pipeline Replacement In 2011 we began implementation of a plan to replace certain vintages of Aldyl A natural gas pipe within our distribution systems in Washington, Idaho, and Oregon. In early 2012, we released our protocol report to each state utility commission describing our Aldyl A natural gas pipe replacement plan across our natural gas system. Later in 2012, after technical workshops held by the UTC to gather perspectives on pipeline replacement programs, including the need for expedited cost recovery, the UTC required all natural gas utilities operating in Washington to file applicable replacement plans with the Commission. We subsequently filed our protocol report with the UTC proposing to replace our Aldyl A natural gas pipe across our three state jurisdictions over a 20-year period at a cost of approximately $10 million per year, indexed to inflation. Subsequent to this protocol report, during the third quarter of 2013, we revised our estimated replacement costs to approximately $16 million per year, indexed to inflation over a 20-year period. We expect to receive cost recovery for these capital expenditures from the three jurisdictions over the life of these assets.

AVISTA CORPORATION

Regulatory Issues
General As a public utility, we are subject to regulation by state utility commissions for prices, accounting, the issuance of securities and other matters. The retail electric and natural gas operations are subject to the jurisdiction of the UTC, the IPUC, the Public Utility Commission of Oregon (OPUC), and the Public Service Commission of the State of Montana (MPSC). Approval of the issuance of securities is not required from the MPSC. We are also subject to the jurisdiction of the FERC for licensing of hydroelectric generation resources, and for electric transmission services and wholesale sales.
Our rates for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) are generally determined on a “cost of service” basis.

Rates are designed to provide an opportunity for us to recover allowable operating expenses and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the utility commissions. Our operating expenses and rate base are allocated or directly assigned among five regulatory jurisdictions: electric in Washington and Idaho, and natural gas in Washington, Idaho and Oregon. In general, a request for new retail rates in Washington and Idaho is made on the basis of net investment, operating expenses and revenues for a test year that ended prior to the date of the request, plus certain adjustments designed to reflect the expected revenues, expenses and net investment during the period new retail rates will be in effect. The retail rates approved by the state commissions in a rate proceeding may not provide sufficient revenues to provide recovery of costs and a reasonable return on investment for a number of reasons, including but not limited to, unexpected changes in revenues, expenses and investment following the time new retail rates are requested in the rate proceeding, and exclusion of certain costs and investment by the commission from the rate making process. Oregon currently allows the use of a forecasted test year to establish retail rates for the rate year.
Our rates for wholesale electric and natural gas transmission services are based on either “cost of service” principles or market-based rates as set forth by the FERC. See “Notes 1 and 22 of the Notes to Consolidated Financial Statements” for additional information about regulation, depreciation and deferred income taxes.
General Rate Cases We regularly review the need for electric and natural gas rate changes in each state in which we provide service. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Avista Utilities – Regulatory Matters – General Rate Cases” for information on general rate case activity.
Power Cost Deferrals We defer the recognition in the income statement of certain power supply costs that vary from the level currently recovered from our retail customers as authorized by the UTC and the IPUC. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Avista Utilities – Regulatory Matters – Power Cost Deferrals and Recovery Mechanisms” and “Note 22 of the Notes to Consolidated Financial Statements” for detailed information on power cost deferrals and recovery mechanisms in Washington and Idaho.
Purchased Gas Adjustment (PGA) Under established regulatory practices in each state, we are allowed to adjust natural gas rates periodically (with regulatory approval) to reflect increases or decreases in the cost of natural gas purchased. Differences between actual natural gas costs and the natural gas costs included in retail rates are deferred during the period the differences are incurred. During the subsequent period when regulators approve inclusion of the cost changes in rates, any amounts that were previously deferred are charged or credited to expense. We typically propose such PGAs at least once per year. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Avista Utilities – Regulatory Matters – Purchased Gas Adjustments” and “Note 22 of the Notes to Consolidated Financial Statements” for detailed information on natural gas cost deferrals and recovery mechanisms in Washington, Idaho and Oregon.
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

AVISTA CORPORATION

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
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Competition” for further information.
Regional Transmission Organizations
Beginning with FERC Order No. 888 and continuing with subsequent rulemakings and policies, the FERC has encouraged better coordination and operational consistency aimed to capture efficiencies that might otherwise be gained through the formation of a Regional Transmission Organization (RTO) or an independent system operator (ISO).
We meet our FERC requirements to coordinate transmission planning activities with other regional entities through ColumbiaGrid. ColumbiaGrid is a Washington nonprofit membership corporation with an independent board formed to improve the operational efficiency, reliability, and planned expansion of the transmission grid in the Pacific Northwest. We became a member of ColumbiaGrid in 2006 during its formation. ColumbiaGrid is not an ISO, but performs only those functions that its members request, as set forth in specific agreements. Currently, ColumbiaGrid fills the role of facilitating our regional transmission planning as required in Order No. 1000 and other clarifying Orders. ColumbiaGrid and its members also work with other western organizations to address transmission planning, including WestConnect and the Northern Tier Transmission Group (NTTG). In 2011, we became a registered Planning Participant of the NTTG. We will continue to assess the benefits of entering into other functional agreements with ColumbiaGrid and/or participating in other forums to attain operational efficiencies and to meet FERC policy objectives.
Reliability Standards
Among its other provisions, the U.S. Energy Policy Act provides for the implementation of mandatory reliability standards and authorizes the FERC to assess penalties for non-compliance with these standards and other FERC regulations.
The FERC certified the North American Electricity Reliability Corporation (NERC) as the single Electric Reliability Organization authorized to establish and enforce reliability standards and delegate authority to regional entities for the purpose of establishing and enforcing reliability standards. The FERC has approved the NERC Reliability Standards, including western region standards, making up the set of legally enforceable standards for the United States bulk electric system. The first of these reliability standards became effective in June 2007. We are required to self-certify our compliance with these standards on an annual basis and undergo regularly scheduled periodic reviews by the NERC and its regional entity, the Western Electricity Coordinating Council (WECC). Our failure to comply with these standards could result in financial penalties of up to $1 million per day per violation. Annual self-certification and audit processes to date have demonstrated our substantial compliance with these standards. Requirements relating to cyber security are continually evolving. Our compliance with the upcoming version 5 of the NERC's Critical Infrastructure Protection standard is driving several physical and electronic security initiatives in our control centers, generating stations and substations. We do not expect the costs of the physical and electronic securities initiatives to have a material impact to our financial results.

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2013	2012	2011
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$331,867	$315,137	$324,835
Commercial	289,604	286,568	280,139
Industrial	113,632	119,589	122,560
Public street and highway lighting	7,267	7,240	6,941
Total retail	742,370	728,534	734,475
Wholesale	127,556	102,736	78,305
Sales of fuel	126,657	115,835	153,470
Other	36,071	21,067	21,937
Provision for refunds (1)	(2,048)	—	—
Total electric operating revenues	$1,030,606	$968,172	$988,187
ENERGY SALES (Thousands of MWhs):
Residential	3,745	3,608	3,728
Commercial	3,147	3,127	3,122
Industrial	1,979	2,100	2,147
Public street and highway lighting	26	26	26
Total retail	8,897	8,861	9,023
Wholesale	3,874	3,733	2,796
Total electric energy sales	12,771	12,594	11,819
ENERGY RESOURCES (Thousands of MWhs):
Hydro generation (from Company facilities)	3,646	4,088	4,534
Thermal generation (from Company facilities)	3,383	2,864	2,447
Purchased power - hydro generation from long-term contracts with PUDs	970	1,022	1,047
Purchased power - thermal generation from long-term contracts with Lancaster plant	1,656	1,208	835
Purchased power - wind generation from long-term contracts with Palouse Wind	297	61	—
Purchased power - wholesale	3,452	3,995	3,553
Power exchanges	(20)	(10)	(24)
Total power resources	13,384	13,228	12,392
Energy losses and Company use	(613)	(634)	(573)
Total energy resources (net of losses)	12,771	12,594	11,819
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	321,098	318,692	316,762
Commercial	40,202	39,869	39,618
Industrial	1,386	1,395	1,380
Public street and highway lighting	527	503	455
Total electric retail customers	363,213	360,459	358,215
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	11,664	11,323	11,769
Revenue per KWh (in cents)	8.86	8.73	8.71
Annual revenue per customer	$1,033.54	$988.84	$1,025.48
AVERAGE HOURLY LOAD (aMW)	1,086	1,075	1,096

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2013	2012	2011
REQUIREMENTS AND RESOURCE AVAILABILITY at time of system peak (MW):
Total requirements (winter):
Retail native load	1,669	1,554	1,669
Wholesale obligations	554	637	712
Total requirements (winter)	2,223	2,191	2,381
Total resource availability (winter)	2,767	2,618	2,923
Total requirements (summer):
Retail native load	1,577	1,579	1,535
Wholesale obligations	569	906	472
Total requirements (summer)	2,146	2,485	2,007
Total resource availability (summer)	2,813	3,060	2,370
COOLING DEGREE DAYS: (2)
Spokane, WA
Actual	709	535	426
30-year average (4)	394	434	434
% of average	180%	123%	98%
HEATING DEGREE DAYS: (3)
Spokane, WA
Actual	6,683	6,256	6,861
30-year average (4)	6,780	6,676	6,647
% of average	99%	94%	103%

(1)
This provision for refunds is specifically related to the Idaho general rate case which was settled in March 2013. See "Item 7. Management's Discussion and Analysis - Idaho General Rate Cases" for further discussion of this provision.

(2)
Cooling degree days are the measure of the warmness of weather experienced, based on the extent to which the average of high and low temperatures for a day exceeds 65 degrees Fahrenheit (annual degree days above historic indicate warmer than average temperatures).

(3)
Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

(4)
The 30-year average heating and cooling degree days fluctuated in 2013 due to a change in our methodology for calculating the amount. In 2013, we have switched to a rolling 30-year average whereas in prior years we only received updated 30-year average data on a periodic basis.

AVISTA CORPORATION

AVISTA UTILITIES NATURAL GAS OPERATING STATISTICS

	Years Ended December 31,
	2013	2012	2011
NATURAL GAS OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$206,330	$196,719	$219,557
Commercial	102,225	98,994	111,964
Interruptible	2,681	2,232	2,519
Industrial	3,599	3,635	4,180
Total retail	314,835	301,580	338,220
Wholesale	194,717	158,631	195,882
Transportation	7,576	7,032	6,709
Other	8,573	6,930	7,414
Provision for refunds (1)	(442)	—	—
Total natural gas operating revenues	$525,259	$474,173	$548,225
THERMS DELIVERED (Thousands of Therms):
Residential	204,711	189,152	207,202
Commercial	122,245	115,083	125,344
Interruptible	5,694	4,363	4,503
Industrial	5,181	5,073	5,654
Total retail	337,831	313,671	342,703
Wholesale	524,818	586,193	510,755
Transportation	159,976	154,704	152,515
Interdepartmental and Company use	418	381	440
Total therms delivered	1,023,043	1,054,949	1,006,413
SOURCES OF NATURAL GAS DELIVERED (Thousands of Therms):
Purchases	834,068	919,684	877,290
Storage - injections	(97,338)	(105,904)	(109,782)
Storage - withdrawals	129,006	93,850	94,504
Natural gas for transportation	159,976	154,704	152,515
Distribution system losses	(2,669)	(7,385)	(8,114)
Total natural gas delivered	1,023,043	1,054,949	1,006,413
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	288,708	286,522	284,504
Commercial	33,932	33,763	33,540
Interruptible	38	38	38
Industrial	259	263	255
Total natural gas retail customers	322,937	320,586	318,337
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (therms)	709	660	728
Revenue per therm (in dollars)	$1.01	$1.04	$1.06
Annual revenue per customer	$714.67	$686.57	$771.72

AVISTA CORPORATION

AVISTA UTILITIES NATURAL GAS OPERATING STATISTICS

	Years Ended December 31,
	2013	2012	2011
HEATING DEGREE DAYS: (2)
Spokane, WA
Actual	6,683	6,256	6,861
30-year average (3)	6,780	6,676	6,647
% of average	99%	94%	103%
Medford, OR
Actual	4,576	4,182	4,634
30-year average (3)	4,539	4,422	4,402
% of average	101%	95%	105%

(1)
This provision for rate refunds is specifically related to the Idaho general rate case which was settled in March 2013. See "Item 7. Management's Discussion and Analysis - Idaho General Rate Cases" for further discussion of this provision.

(2)
Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

(3)
The 30-year average heating degree days fluctuated in 2013 due to a change in our methodology for calculating the amount. In 2013, we have switched to a rolling 30-year average whereas in prior years we only received updated 30-year average data on a periodic basis.

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
The following table presents key statistics for Ecova:

	2013	2012	2011
Expense management and utility customers at year-end	751	740	645
Billed sites at year-end	722,123	697,076	496,842
Dollars of customer energy spend managed (in billions)	$20.9	$19.4	$18.3
Ecova's growth over the last several years in the key statistics listed above can be attributed to a combination of strategic acquisitions, new services and growth among existing customers, additional customers, and a high customer retention rate.
The noncontrolling interest of Ecova (which was 19.8 percent as of December 31, 2013) is primarily held by the previous owners of Cadence Network, a company acquired by Ecova in 2008.

AVISTA CORPORATION

Other Businesses
The following table shows our assets related to our other businesses as of December 31 (dollars in thousands):

	2013	2012
Spokane Energy	$42,829	$54,235
Avista Energy	12,399	12,549
METALfx	11,105	11,273
Steam Plant and Courtyard Office Center	7,055	7,122
Other	7,894	10,459
Total	$81,282	$95,638
Spokane Energy is a special purpose limited liability company and all of its membership capital is owned by Avista Corp. Spokane Energy was formed in December 1998, to assume ownership of a fixed rate electric capacity contract between Avista Corp. and Portland General Electric Company. Of the total assets for Spokane Energy, the fixed rate electricity capacity contract represents $40.6 million and $52.0 million for 2013 and 2012, respectively, and the likelihood of this asset being at risk of impairment is remote. In addition to the assets above, Spokane Energy also has nonrecourse long-term debt outstanding in the amount of $17.8 million and $32.8 million at December 31, 2013 and 2012, respectively, related to the acquisition of the fixed rate electric capacity contract. The final payment is due in January 2015 and Spokane Energy bears full recourse risk for the debt. See "Note 13 of the Notes to the Consolidated Financial Statements" for further information regarding this debt.
Avista Energy is a former electricity and natural gas marketing, trading and resource management business, which is a subsidiary of Avista Capital. This subsidiary has not been active since 2009; however, it continues to incur legal fees as it defends its actions related to several legal proceedings including the Federal Energy Regulatory Commission Inquiry, the
California Refund Proceeding, the Pacific Northwest Refund Proceeding, and the California Attorney General Complaint (the “Lockyer Complaint”). See "Note 20 of the Notes to the Consolidated Financial Statements" for further detail regarding these legal proceedings. The assets associated with Avista Energy are deferred tax assets related to its former operations.
Advanced Manufacturing and Development (AM&D) doing business as METALfx performs custom sheet metal fabrication of electronic enclosures, parts and systems for the computer, construction, telecom, renewable energy and medical industries.
Steam Plant and Courtyard Office Center consist of real estate investments (primarily commercial office buildings).
Our other investments and operations include emerging technology venture capital funds.
Over time as opportunities arise, we dispose of investments and phase out operations that do not fit with our overall corporate strategy. However, we may invest incremental funds to protect our existing investments and invest in new businesses that we believe fit with our overall corporate strategy.
We are focused on discovering new ways to accelerate growth for Avista Corp. within and adjacent to our core utility business and are planning to incur $2.0 million to $3.0 million of expense in 2014 exploring opportunities to develop new markets and ways for customers to improve the use of electricity and natural gas for commercial productivity and transportation. We may also make other targeted investments that will help us gain strategic insights to build new growth platforms.
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
Weather (temperatures, precipitation levels and storms) has a significant effect on our results of operations, financial condition and cash flows.
Weather impacts are described in the following subtopics:

•	certain retail electricity and natural gas sales,

AVISTA CORPORATION

•	the cost of natural gas supply,

•	the cost of power supply, and

•	damage to facilities.
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
The cost of natural gas supply tends to increase with higher demand during periods of cold weather. Increased costs adversely affect cash flows when we purchase natural gas for retail supply at prices above the amount then allowed for recovery in retail rates. We defer differences between actual natural gas supply costs and the amount currently recovered in retail rates and we have generally been allowed to recover substantially all of these differences after regulatory review. However, these deferred costs require cash outflows from the time of natural gas purchases until the costs are later recovered through retail sales. Inter-regional natural gas pipelines and competition for supply can allow demand-driven price volatility in other regions of North America to affect prices in our region, even though there may be less extreme weather conditions in our area.
The cost of power supply can be significantly affected by weather. Precipitation (consisting of snowpack, its water content and melting pattern plus rainfall) and other streamflow conditions (such as regional water storage operations) significantly affect hydroelectric generation capability. Variations in hydroelectric generation inversely affect our reliance on market purchases and thermal generation. To the extent that hydroelectric generation is less than normal, significantly more costly power supply resources must be acquired and the ability to realize net benefits from surplus hydroelectric wholesale sales is reduced. Wholesale prices also vary based on wind patterns as wind generation capacity is material in our region but its contribution to supply is inconsistent.
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
The price of power tends to be lower during periods with excess supply, such as the spring when hydroelectric conditions are usually at their maximum and various facilities are required to operate to meet environmental mandates. Oversupply can be exacerbated when intermittent resources such as wind generation are producing output that may be supported by price subsidies. In extreme situations, we may be required to sell excess energy at negative prices.
As a result of these combined factors, our net cost of power supply – the difference between our costs of generation and market purchases, reduced by our revenue from wholesale sales – varies significantly because of weather.
Damage to facilities may be caused by severe weather, such as snow, ice or wind storms. The cost to implement rapid repair to such facilities can be significant. Overhead electric lines are most susceptible to damage caused by severe weather.
Regulators may not grant rates that provide timely or sufficient recovery of our costs or allow a reasonable rate of return for our shareholders.
We have historically experienced higher costs for utility operations in each of the last several years with the exception of 2013 which saw a slight decrease from 2012 actual costs. We have also made significant capital investments into utility plant assets. Our ability to recover these costs depends on the amount and timeliness of retail rate changes allowed by regulatory agencies. We expect to periodically file for rate increases with regulatory agencies to recover our costs and provide an opportunity to earn a reasonable rate of return for shareholders. If regulators grant substantially lower rate increases than our requests in the future or if deferred costs are disallowed, it could have a negative effect on our operating revenues, net income and cash flows. In addition, provisions to our approved settlement in the Washington general rate cases in 2012 and our approved settlement to the Idaho general rate cases in 2013, do not prevent us from filing general rate cases in these two jurisdictions in 2014; however, new rates from these general rate case filings would not take effect prior to January 1, 2015.

AVISTA CORPORATION

Energy commodity price changes affect our cash flows and results of operations.
Energy commodity prices can be volatile. A combination of factors exposes our operations to commodity price risks. We rely on energy markets and other counterparties for energy supply, surplus and optimization transactions and commodity price hedging. These factors include:

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
We defer income statement recognition and recovery from customers of certain power and natural gas costs that are higher or lower than what are currently authorized in retail rates by regulators. These power and natural gas costs are recorded as deferred charges with the opportunity for future recovery through retail rates. These deferred costs are subject to review for prudence and potential disallowance by regulators.
Despite the opportunity to recover deferred power and natural gas costs, our operating cash flows can be negatively affected until these costs are recovered from customers.
Our energy resource risk management processes can cause volatility in our cash flows and results of operations. We engage in active hedging and resource optimization practices to reduce energy cost volatility and economic exposure related to commodity price fluctuations. We routinely enter into contracts to hedge a portion of our purchase and sale commitments for electricity and natural gas, as well as forecasted excess or deficit energy positions and inventories of natural gas. We use physical energy contracts and derivative instruments, such as forwards, futures, swaps and options traded in the over-the-counter markets or on exchanges. We cannot and do not attempt to fully hedge our energy resource assets or our forecasted net positions for various time horizons. To the extent we have positions that are not hedged, or if hedging positions do not fully match the corresponding purchase or sale, fluctuating commodity prices could have a material effect on our operating revenues, resource costs, derivative assets and liabilities, and operating cash flows. In addition, actual loads and resources typically vary from forecasts, sometimes to a significant degree, which require additional transactions or dispatch decisions that impact cash flows.
The hedges we enter into are reviewed for prudence by the various regulators and any deferred costs (including those as a result of our hedging transactions) are subject to review for prudence and potential disallowance by regulators.

AVISTA CORPORATION

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
Ecova has a $125.0 million committed line of credit agreement with various financial institutions that has an expiration date of July 2017. There is no assurance that Ecova will have access to credit beyond the expiration date, and if conditions in financial markets deteriorate, it may affect the access to and cost of reliable credit. The committed line of credit agreement contains customary covenants and default provisions, and based on certain covenant conditions contained in the credit agreement, at December 31, 2013, Ecova could borrow an additional $35.3 million and still be compliant with the covenants. The covenant restrictions are calculated on a rolling twelve month basis, so this additional borrowing capacity could increase or decrease or Ecova could be required to pay down the outstanding debt as future results change. See further discussion of the specific covenants in "Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Ecova Credit Agreement." In the event of default, it would be difficult for Ecova to obtain financing on reasonable terms to pay creditors or fund operations.
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
We are subject to various operational and event risks.
Our operations are subject to operational and event risks that include:

•	blackouts or disruptions to distribution, transmission or transportation systems,

•	forced outages at generating plants,

•	fuel cost and availability, including delivery constraints,

•	explosions, fires, accidents, or mechanical breakdowns that may occur while operating and maintaining our generation, transmission and distribution systems, and

•	natural disasters that can disrupt energy generation, transmission and distribution and general business operations.
Disasters may affect the general economy, financial and capital markets, specific industries, or the Company's ability to conduct business. As protection against operational and event risks, we maintain business continuity and disaster recovery plans, maintain insurance coverage against some, but not all, potential losses and we seek to negotiate indemnification arrangements

AVISTA CORPORATION

with contractors for certain event risks. However, insurance or indemnification agreements may not be adequate to protect us against liability, extra expenses and operating disruptions from all of the operational and event risks described above. In addition, we are subject to the risk that insurers and/or other parties will dispute or be unable to perform on their obligations to us.
Ecova participates in a competitive environment and may be unable to attain the level or timeliness of growth we expect.
Ecova operates in a highly competitive market, with many competitors vying for the same clients and services. Some current and potential new entrants to the market could have greater access to capital than Ecova, more visible name recognition, or could develop products and services that directly compete with Ecova’s offerings and be more attractive to current or potential Ecova clients. While Ecova strives to maintain client satisfaction standards, competitive pressure could affect client retention and results of operations. If demand for Ecova’s energy efficiency and renewable energy solutions does not develop as we expect, or if certain federal, state, or local government support for energy efficiency programs declines, our revenue could decrease and our results of operations could decline. Ecova also encounters competition from energy efficiency technology advances and may or may not continue to maintain or grow its marketplace presence because of these and other factors.
Ecova's operations have been partially assembled through numerous acquisitions and may include other acquisitions in the future as opportunities warrant. There are various uncertainties involved with launching new products and services, expanding to new markets, assimilating acquired operations, achieving revenue growth and operating synergies from acquired operations. Past and future acquisitions, domestically or internationally, if any, could disrupt the business and may or may not be accretive to earnings or provide the expected client offerings, market position, key personnel, or technology, or could introduce an expanded risk profile to Ecova’s operations. Additionally, changes in investment returns or payment and processing activities could affect results of operations. Ecova's growth and its ability to manage costs within its competitive marketplace and emerging business processes could make it more difficult to accurately forecast cash flows and results of operations. As a result, earnings projections may not be achieved or may be more volatile and cash flows may be irregular in this business segment.
Cyber attacks, terrorism or other malicious acts could disrupt our businesses and have a negative impact on our results of operations and cash flows.

In the course of our operations, we rely on interconnected technology systems for operation of our generating plants, electric transmission and distribution systems, natural gas distribution systems, customer billing and customer service, accounting and other administrative processes and compliance with various regulations. Ecova also relies on remote access interconnected technology for the performance of services and client deliverables, and some of Ecova's clients rely upon Ecova for 24/7 energy monitoring services. For Ecova to deliver such services, Ecova relies upon technology from suppliers and third party service providers, which could be subject to interruption.

There are various risks associated with technology systems such as hardware or software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, programming mistakes and other deliberate or inadvertent human errors. In particular, cyber attacks, terrorism or other malicious acts could damage, destroy or disrupt these systems. Additionally, the facilities and systems of clients, suppliers and third party service providers could be vulnerable to these same risks and, to the extent of interconnection to our technology, may impact us. Any failure, unexpected, or unauthorized unavailability of technology systems could result in a loss of operating revenues, an increase in operating expenses and costs to repair or replace damaged assets. Any of the above could also result in the loss or release of confidential customer information or other proprietary data that could adversely affect our reputation, competitiveness, and result in costly litigation and impact on our results of operations. As these potential cyber attacks become more common and sophisticated, we could be required to incur costs to strengthen our systems and respond to emerging concerns.
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

AVISTA CORPORATION

As a result of these proceedings and complaints, certain parties have asserted claims for significant refunds and damages from us, which could result in a negative effect on our results of operations and cash flows. See “Note 20 of the Notes to Consolidated Financial Statements” for further information.
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
Actions or limitations to address concerns over the long-term global and Pacific Northwest climate changes may affect our operations and financial performance.
Legislative developments and advocacy at the state, national and international levels concerning climate change and other environmental issues could have significant impacts on our operations. The electric utility industry is one of the largest and most immediate industries to be more heavily regulated in some proposals. For example, various legislative proposals have been made to limit or place further restrictions on byproducts of combustion, including sulfur dioxide, nitrogen oxide, carbon dioxide, and other greenhouse gases and mercury emissions. Such proposals, if adopted, could restrict the operation and raise the cost of our power generation resources.
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
In the normal course of our business, we have matters that are the subject of ongoing litigation, mediation, investigation and/or negotiation. We cannot predict the ultimate outcome or potential impact of any particular issue, including the extent, if any, of insurance coverage or that amounts payable by us may be recoverable through the ratemaking process. We are subject to environmental regulation by federal, state and local authorities related to our past, present and future operations. See “Note 20 of the Notes to Consolidated Financial Statements” for further details of these matters.
We may be adversely affected by our inability to successfully implement certain technology projects.
We are currently undertaking a multi-year technology project to replace our customer information and work management systems, which is expected to be completed by the end of 2014. Our customer information and work management systems are two of our most critical technology systems and are interconnected to many other systems in our company. Implementation of these information systems is complex, expensive and time consuming. If we do not successfully implement the new systems, or if the systems do not operate as intended, it could result in substantial disruptions to our business, which could have a material adverse effect on our results of operations and financial condition.

AVISTA CORPORATION

Our planned transaction with AERC may not achieve its intended results.
On November 4, 2013, we entered into an agreement and plan of merger with AERC, a privately-held company based in Juneau, Alaska. If the transaction is completed, AERC will become a wholly-owned subsidiary of Avista Corp. The primary subsidiary of AERC is AEL&P, the sole provider of electric services to approximately 16,000 customers in the City and Borough of Juneau, Alaska. The transaction is expected to close by July 1, 2014, following the approval of the merger transaction by the requisite number of AERC shareholders, the receipt of necessary regulatory approvals and the satisfaction of other closing conditions. We expect that the addition of AERC will be slightly dilutive to earnings per share in 2014, and that it will be slightly accretive to earnings per share in 2015. The transaction is expected to result in the recording of a significant amount of goodwill (currently estimated at $48 million). Achieving the anticipated accretive earnings per share contribution from AERC is subject to numerous uncertainties, including market conditions and risks related to AERC's business. This transaction could result in increased costs (including integration costs), decreases in the expected revenues from AERC, the impairment of goodwill or other assets, and diversion of management time and resources, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Item 1B. Unresolved Staff Comments
As of the filing date of this Annual Report on Form 10-K, we have no unresolved comments from the staff of the Securities and Exchange Commission.
Item 2. Properties
Avista Utilities
Substantially all of our utility properties are subject to the lien of our mortgage indenture.
Our utility electric properties, located in the states of Washington, Idaho, Montana and Oregon, include the following:

AVISTA CORPORATION

Generation Properties

	No. of Units	Nameplate Rating (MW) (1)	Present Capability (MW) (2)
Hydroelectric Generating Stations (River)
Washington:
Long Lake (Spokane)	4	70.0	88.0
Little Falls (Spokane)	4	32.0	35.6
Nine Mile (Spokane) (3)	4	26.4	22.4
Upper Falls (Spokane)	1	10.0	10.2
Monroe Street (Spokane)	1	14.8	15.0
Idaho:
Cabinet Gorge (Clark Fork) (4)	4	265.0	273.0
Post Falls (Spokane)	6	14.8	15.4
Montana:
Noxon Rapids (Clark Fork)	5	487.8	562.4
Total Hydroelectric		920.8	1,022.0
Thermal Generating Stations
Washington:
Kettle Falls GS	1	50.7	53.5
Kettle Falls CT	1	7.2	6.9
Northeast CT	2	61.8	64.8
Boulder Park	6	24.6	24.0
Idaho:
Rathdrum CT	2	166.5	166.5
Montana:
Colstrip Units 3 and 4 (5)	2	233.4	222.0
Oregon:
Coyote Springs 2	1	287.0	284.4
Total Thermal		831.2	822.1
Total Generation Properties		1,752.0	1,844.1

(1)	Nameplate Rating, also referred to as “installed capacity,” is the manufacturer’s assigned power capability under specified conditions.

(2)
Present capability is the maximum capacity of the plant under standard test conditions without exceeding specified limits of temperature, stress and environmental conditions. Information is provided as of December 31, 2013.

(3)
There are currently four units at the Nine Mile plant; however, Units 1 and 2 are currently not running due to a mechanical failure. A project is underway to replace these units and restore capability. The present capability disclosed above represents the capability of the two running units, which have a nameplate rating of 18 MW.

(4)
For Cabinet Gorge, we have water rights permitting generation up to 265 MW. However, if natural stream flows will allow for generation above our water rights we are able to generate above our water rights. If natural stream flows only allow for generation at or below 265 MW, we are limited to generation of 265 MW. The present capability disclosed above represents the capability based on maximum stream flow conditions when we are allowed to generate above our water rights.

(5)	Jointly owned; data refers to our 15 percent interest.
Electric Distribution and Transmission Plant
We own and operate approximately 19,000 miles of primary and secondary electric distribution lines providing service to retail customers. We have an electric transmission system of 685 miles of 230 kV line and 1,534 miles of 115 kV line. We also own an 11 percent interest in approximately 500 miles of a 500 kV line between Colstrip, Montana and Townsend, Montana. Our transmission and distribution systems also include numerous substations with transformers, switches, monitoring and metering devices, and other equipment.

AVISTA CORPORATION

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
The 115 kV lines provide for transmission of energy and the integration of smaller generation facilities with our service-area load centers, including the Spokane River hydroelectric projects, the Kettle Falls projects, Rathdrum CT, Boulder Park and the Northeast CT. These lines interconnect with the BPA, Chelan County PUD, the Grand Coulee Project Hydroelectric Authority, Grant County PUD, NorthWestern Energy, PacifiCorp and Pend Oreille County PUD. Both the 115 kV and 230 kV interconnections with the BPA are used to transfer energy to facilitate service to each other’s customers that are connected through the other’s transmission system. We hold a long-term transmission agreement with the BPA that allows us to serve our native load customers that are connected through the BPA’s transmission system. During 2013 we reached a settlement with BPA whereby they reimbursed us $11.7 million for past use of our transmission system. In addition, BPA agreed to pay an additional $0.3 million monthly ($3.2 million annually) for the use of our transmission system commencing on January 1, 2013. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bonneville Power Administration Reimbursement and Reardan Wind Generation Project" for additional details surrounding this settlement agreement.
Natural Gas Plant
We have natural gas distribution mains of approximately 3,400 miles in Washington, 1,960 miles in Idaho and 2,300 miles in Oregon. We have natural gas transmission mains of approximately 75 miles in Washington and 50 miles in Oregon. Our natural gas system includes numerous regulator stations, service distribution lines, monitoring and metering devices, and other equipment.
We own a one-third interest in Jackson Prairie, an underground natural gas storage field located near Chehalis, Washington. Jackson Prairie has a total peak day deliverability of 11.5 million therms, with a total working natural gas capacity of 253 million therms. As an owner, our share is one-third of the peak day deliverability and total working capacity. Natural gas storage enables us to store gas in the summer when prices are traditionally lower and withdraw during higher priced winter months. Natural gas storage is also used as a variable peaking resource during cold weather events.
Item 3. Legal Proceedings
See “Note 20 of Notes to Consolidated Financial Statements” for information with respect to legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

AVISTA CORPORATION

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is currently listed on the New York Stock Exchange under the ticker symbol “AVA.” As of January 31, 2014, there were 9,637 registered shareholders of our common stock.
The Board of Directors considers the level of dividends on our common stock on a regular basis, taking into account numerous factors including, without limitation:

•	our results of operations, cash flows and financial condition,

•	the success of our business strategies, and

•	general economic and competitive conditions.
Our net income available for dividends is generally derived from our regulated utility operations.
The payment of dividends on common stock could be limited by:

•	certain covenants applicable to preferred stock (when outstanding) contained in the Company’s Restated Articles of Incorporation, as amended (currently there are no preferred shares outstanding),

•
certain covenants applicable to the Company's outstanding long-term debt and committed line of credit agreements (see Item 7. Management's Discussion and Analysis - "Capital Resources" for compliance with these covenants), and

•	the hydroelectric licensing requirements of section 10(d) of the Federal Power Act, as amended (FPA) (see “Note 1 of Notes to Consolidated Financial Statements”).
On February 7, 2014, Avista Corp.’s Board of Directors declared a quarterly dividend of $0.3175 per share on the Company’s common stock. This was an increase of $0.0125 per share, or 4 percent from the previous quarterly dividend of $0.305 per share.
For additional information, see “Notes 1, 17, 18 and 19 of Notes to Consolidated Financial Statements.”
The following table presents quarterly high and low stock prices as reported on the consolidated reporting system, as well as dividend information:

	Three Months Ended
	March 31	June 30	September 30	December 31
2013
Dividends paid per common share	$0.305	$0.305	$0.305	$0.305
Trading price range per common share:
High	$27.48	$29.26	$29.21	$28.45
Low	$24.10	$25.68	$25.55	$25.88
2012
Dividends paid per common share	$0.29	$0.29	$0.29	$0.29
Trading price range per common share:
High	$26.18	$27.07	$28.05	$26.77
Low	$24.48	$24.95	$25.07	$22.78
For information with respect to securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

AVISTA CORPORATION

Item 6. Selected Financial Data

(in thousands, except per share data and ratios)	Years Ended December 31,
	2013	2012	2011	2010	2009
Operating Revenues:
Avista Utilities	$1,403,995	$1,354,185	$1,443,322	$1,419,646	$1,395,201
Ecova	176,761	155,664	137,848	102,035	77,275
Other	39,549	38,953	40,410	61,067	40,089
Intersegment eliminations	(1,800)	(1,800)	(1,800)	(24,008)	—
Total	$1,618,505	$1,547,002	$1,619,780	$1,558,740	$1,512,565
Income (Loss) from Operations (pre-tax):
Avista Utilities	$232,572	$188,778	$202,373	$198,200	$188,511
Ecova	13,304	2,972	20,917	15,865	11,603
Other	(1,483)	(1,680)	4,714	5,669	(7,103)
Total	$244,393	$190,070	$228,004	$219,734	$193,011
Net income	$112,294	$78,800	$103,539	$94,948	$88,648
Net income attributable to noncontrolling interests	$(1,217)	$(590)	$(3,315)	$(2,523)	$(1,577)
Net Income (Loss) attributable to Avista Corporation shareholders:
Avista Utilities	$108,598	$81,704	$90,902	$86,681	$86,744
Ecova	7,129	1,825	9,671	7,433	5,329
Other	(4,650)	(5,319)	(349)	(1,689)	(5,002)
Total	$111,077	$78,210	$100,224	$92,425	$87,071
Average common shares outstanding, basic	59,960	59,028	57,872	55,595	54,694
Average common shares outstanding, diluted	59,997	59,201	58,092	55,824	54,942
Common shares outstanding at year-end	60,077	59,813	58,423	57,120	54,837
Income from continuing operations per Avista Corporation common share:
Diluted	$1.85	$1.32	$1.72	$1.65	$1.58
Basic	$1.85	$1.32	$1.73	$1.66	$1.59
Dividends declared per common share	$1.22	$1.16	$1.10	$1.00	$0.81
Book value per common share	$21.61	$21.06	$20.30	$19.71	$19.17
Total Assets at Year-End:
Avista Utilities	$3,940,998	$3,894,821	$3,809,446	$3,589,235	$3,400,384
Ecova	339,643	322,720	292,940	221,086	143,060
Other	81,282	95,638	112,145	129,774	63,515
Total	$4,361,923	$4,313,179	$4,214,531	$3,940,095	$3,606,959
Long-Term Debt and Capital Leases (including current portion)	$1,272,783	$1,228,739	$1,177,300	$1,101,857	$1,071,338
Nonrecourse Long-Term Debt of Spokane
Energy (including current portion)	$17,838	$32,803	$46,471	$58,934	$—
Long-Term Debt to Affiliated Trusts	$51,547	$51,547	$51,547	$51,547	$51,547
Total Avista Corporation Shareholders’ Equity	$1,298,266	$1,259,477	$1,185,701	$1,125,784	$1,051,287
Ratio of Earnings to Fixed Charges (1)	3.10	2.47	3.06	2.86	2.95

(1)	See Exhibit 12 for computations.

AVISTA CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Segments
We have two reportable business segments as follows:

•
Avista Utilities – an operating division of Avista Corp. that comprises our regulated utility operations. Avista Utilities generates, transmits and distributes electricity and distributes natural gas serving electric and gas customers in eastern Washington and northern Idaho and gas customers in parts of Oregon. The utility also engages in wholesale purchases and sales of electricity and natural gas.

•
Ecova – an indirect subsidiary of Avista Corp. (80.2 percent owned as of December 31, 2013) that provides energy efficiency and cost management programs and services for multi-site customers and utilities throughout North America. Ecova's service lines include expense management services for utility and telecom needs as well as strategic energy management and efficiency services that include procurement, conservation, performance reporting, financial planning, facility optimization and continuous monitoring, and energy efficiency program management for commercial enterprises and utilities.

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
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the year ended December 31 (dollars in thousands):

	2013	2012	2011
Avista Utilities	$108,598	$81,704	$90,902
Ecova	7,129	1,825	9,671
Other	(4,650)	(5,319)	(349)
Net income attributable to Avista Corporation shareholders	$111,077	$78,210	$100,224
Executive Level Summary
Overall Results
Net income attributable to Avista Corporation shareholders was $111.1 million for 2013, an increase from $78.2 million for 2012. This was due to an increase in earnings at Avista Utilities and Ecova and a decrease in losses at the other businesses. Earnings at Avista Utilities increased due to the implementation of general rate increases, weather that was warmer in the summer cooling season and colder in the fourth quarter heating season, the net benefit from the settlement with BPA, and a slight reduction in other operating expenses. These were partially offset by expected increases in depreciation and amortization and taxes other than income taxes. Net income at Ecova increased due to increased revenues associated with new services, expense and data management services, and energy management services. This was partially offset by higher other operating expenses and increased depreciation and amortization. These results, including a quantification of their respective impacts, are discussed in detail below.
Avista Utilities
Avista Utilities is our most significant business segment. Our utility financial performance is dependent upon, among other things:

•
weather conditions (temperatures, precipitation levels and wind patterns) which affect energy demand and electric generation, including the effect of precipitation and temperature on hydroelectric resources, the effect of wind patterns on wind-generated power, weather-sensitive customer demand, and similar impacts on supply and demand in the wholesale energy markets,

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

AVISTA CORPORATION

Forecasted Customer and Load Growth
Based on our forecasts for our utility operations for 2014 through 2017, we expect annual electric customer growth to average 0.7 percent to 1.4 percent per year and annual natural gas customer growth to average 0.7 percent to 1.5 percent within our service area. We anticipate retail electric load growth to average between 0.5 percent and 1.0 percent and natural gas load growth to average between 0.7 percent and 1.5 percent. We anticipate customer and load growth at the lower end of the range in 2014 and a modest recovery as the economy strengthens during the four-year period. While the number of electric and natural gas customers is growing, the average annual usage by each residential customer has not changed significantly.
For further discussion regarding utility customer growth, load growth, and the general economic conditions in our service territory, see "Economic Conditions and Utility Load Growth."
See also "Competition" for a discussion of competitive factors that could affect our results of operations in the future.
General Rate Cases
In our utility operations, we regularly review the need for rate changes in each jurisdiction to improve the recovery of costs and capital investments in our generation, transmission and distribution systems. The following are the recent general rate increases that have occurred or will go into effect in the near future.

Jurisdiction	Service	Effective Date
Washington	Electric and Natural Gas	January 1, 2012
	Electric and Natural Gas	January 1, 2013 (1) (3)
	Electric and Natural Gas	January 1, 2014 (1) (3)
Idaho	Electric and Natural Gas	October 1, 2011
	Natural Gas	April 1, 2013 (2) (3)
	Electric and Natural Gas	October 1, 2013 (2) (3)
Oregon	Natural Gas	June 1, 2012
	Natural Gas	February 1, 2014 (4)
	Natural Gas	November 1, 2014 (4)

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

(3)
Included in the original settlement agreements is a provision that we will not file a general rate case in these jurisdictions seeking new rates to take effect before January 1, 2015. We filed general rate cases in Washington in February 2014 and we plan to file in Idaho in the second quarter of 2014 with proposed rates that would take effect on January 1, 2015. This provision does not preclude us from filing other rate adjustments such as PGAs.

(4)
Relates to a settlement agreement in our Oregon general rate case (originally filed in August 2013), which was approved by the OPUC in January 2014 (see further discussion below under "Oregon General Rate Case").

Capital Expenditures
We are making significant capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. Utility capital expenditures were $294.4 million for 2013. We expect utility capital expenditures to be about $335 million for 2014 and $355 million in 2015. We increased our estimates for future capital expenditures from the previous estimates of $260 million annually in 2014 and 2015 due to the increased scope and costs of updating and maintaining our generation, transmission and energy distribution systems to ensure reliability. These estimates of capital expenditures are subject to continuing review and adjustment (see discussion under “Avista Utilities Capital Expenditures”).
Customer Contract Renewal
An agreement with one of our largest electric customers, which has consumed approximately 100 aMWs per year, expired on June 30, 2013. We negotiated a new agreement with this customer that became effective on July 1, 2013 which has a five-year term. A Joint Application requesting approval of the new agreement was approved by the IPUC on June 28, 2013. This

AVISTA CORPORATION

customer intends to generate a significant portion of its electricity requirements. Accordingly, under the new agreement, we expect a decrease in annual power sales to this customer of approximately $21 million and a resulting decrease in resource costs of approximately $19 million. According to the approved Joint Application, any change in revenues and expenses associated with the new agreement, as compared with the revenues and expenses included in the last general rate case for this customer, will be tracked through the PCA in Idaho at 100 percent, until such time as the contract is included in our base rates. As such, we expect no impact on our earnings from the new agreement.
Colstrip Generating Facility Outage
We own a 15 percent interest in Units 3 and 4 of the Colstrip Generating Plant in southeastern Montana, a coal-fired facility which is operated by PPL Montana, LLC. On July 1, 2013, an unplanned outage occurred to Colstrip Unit 4, with identified damage to the stator and rotor assembly. On January 23, 2014, the required repairs were completed and Unit 4 was returned to service. The total repair costs through December 31, 2013 were $26.9 million with our 15 percent share being $4.0 million. It is expected that these costs will be fully reimbursed less our portion of the $2.5 million insurance deductible ($0.4 million). Through December 31, 2013 we have received $3.0 million in insurance proceeds and we expect all costs related to the repairs to be accumulated and the remaining reimbursement from the insurance company to occur by mid-year 2014. The insurance reimbursement will be offset against the costs incurred throughout the project and we expect the final out-of-pocket costs of $0.4 million to be allocated between capital and operating expenses at approximately 90 percent and 10 percent, respectively.
The lost generation of Colstrip Unit 4 resulted in a combination of lower surplus wholesale sales and increased thermal fuel costs and purchased power costs to replace the energy, which resulted in increased net power supply costs. Our estimates showed an increase in power supply costs of approximately $12 million system-wide for 2013 as a result of the outage. All of the additional costs were included in the ERM in Washington and the PCA in Idaho. After consideration of the impacts of the two recovery mechanisms and the sharing between us and our customers, the outage was estimated to have a negative impact on gross margin (operating revenues less resource costs) in the range of approximately $6 million to $7 million for 2013. In addition, based on our calculations, the Colstrip Generating Plant dropped below a 70 percent availability factor during 2013. As a result, a provision associated with the ERM was triggered and an automatic prudence review surrounding the cause of the outage and the costs to replace the lost power will be performed by the UTC. We do not expect this prudence review to have a material impact on our cost recovery. In addition to the availability factor calculations, actual fixed costs of the plant must be compared to authorized costs and if the fixed costs are below authorized costs, the difference is credited back to customers through the ERM. Based on our calculations, the difference between actual and authorized fixed costs for 2013 was not material.
Alaska Energy and Resources Company Planned Transaction
On November 4, 2013, we entered into an agreement and plan of merger (Merger Agreement) with AERC, a privately-held company based in Juneau, Alaska. When the transaction is complete, AERC will become a wholly-owned subsidiary of Avista Corp.
The primary subsidiary of AERC is AEL&P, the sole provider of electric services to approximately 16,000 customers in the City and Borough of Juneau, Alaska. In 2012, AEL&P had annual revenues of $42 million and a total rate base of $111 million. The utility has a firm retail peak load of approximately 80 MW. AEL&P owns four hydroelectric generating facilities, having a total present capacity of 24.7 MW, and has a power purchase commitment for the output of the Snettisham hydroelectric project, having a present capacity of 78 MW, for a total hydroelectric capacity of 102.7 MW. AEL&P is not interconnected to any other electric system; therefore, the utility has 93.9 MW of diesel generating present capacity to provide back-up service to firm customers when necessary.
In addition to the regulated utility, AERC owns 100 percent of AJT Mining, which is an inactive mining company holding certain mining properties.
The merger consideration at closing will be $170 million, less AERC's indebtedness and subject to other customary closing adjustments. The transaction will be funded primarily through the issuance of Avista Corp. common stock to the shareholders of AERC. The transaction is expected to close by July 1, 2014, following the approval of the merger transaction by the requisite number of AERC shareholders, the receipt of necessary regulatory approvals and the satisfaction of other closing conditions. Avista Corp. shareholder approval is not required. We expect that the addition of AERC will be slightly dilutive to earnings per share in 2014, and that it will be slightly accretive to earnings per share in 2015.
The transaction is expected to result in the recording of a significant amount of goodwill, currently estimated at $48 million.
AEL&P currently has an authorized utility capital structure of 53.8 percent equity and an authorized return on equity of 12.875 percent. We expect that AEL&P will maintain this capital structure following the merger. The consolidated capital structure of AERC is expected to be similar to the capital structure of Avista Corp.

AVISTA CORPORATION

For additional information regarding the AERC transaction, including the valuation and number of shares of Avista Corp. common stock to be delivered to AERC shareholders, see “Note 4 of the Notes to Consolidated Financial Statements” and our Current Report on Form 8-K dated November 4, 2013.
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
We may seek to monetize all or part of our investment in Ecova in the future. We regularly engage in discussions with potential investors and acquirors to explore opportunities for such a transaction. The value of a potential monetization would depend on future market conditions, growth of the business, transaction structure and other factors. A strategic change to Ecova's ownership structure could provide access to public market capital and provide potential liquidity to Avista Corp. and the other owners of Ecova. There can be no assurance that the terms for a proposed transaction, if any, would be acceptable to Avista Corp. or that any such transaction would be completed.
Liquidity and Capital Resources
We have a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2017. As of December 31, 2013, there were $171.0 million of cash borrowings and $27.4 million in letters of credit outstanding leaving $201.6 million of available liquidity under this line of credit.
Ecova has a five-year $125.0 million committed line of credit agreement with various financial institutions that has an expiration date of July 2017. As of December 31, 2013, Ecova had $46.0 million of borrowings outstanding under its committed line of credit agreement. Based on certain covenant conditions contained in the credit agreement, at December 31, 2013, Ecova could borrow an additional $35.3 million and still be compliant with the covenants. The covenant restrictions are calculated on a rolling twelve month basis, so this additional borrowing capacity could increase or decrease or Ecova could be required to pay down the outstanding debt as future results change. See further discussion of the specific covenants below under "Ecova Credit Agreement."
In August 2013, we entered into a $90.0 million term loan agreement with an institutional investor bearing an annual interest rate of 0.84 percent and maturing in 2016. The net proceeds from the term loan agreement were used to repay a portion of corporate indebtedness in anticipation of the maturity of $50.0 million in First Mortgage Bonds which occurred in December 2013.
We expect to issue approximately $190.0 million of long-term debt during 2014, including about $90.0 million of debt issuances combined by AERC or AEL&P associated with rebalancing the consolidated capital structure at AERC. This amount assumes we are going to refinance the existing net debt, estimated to be about $25.0 million at closing. The net debt outstanding at AEL&P does not include the Snettisham obligation which had a balance of $74.0 million as of December 31, 2012, as this relates to a power purchase commitment for which AEL&P has recorded a long-term power purchase asset and corresponding liability. In addition to rebalancing the consolidated capital structure at AERC, the proceeds from the issuance of long-term debt will be used to repay a portion of short-term borrowings, fund utility capital expenditures and other contractual commitments.
In August 2012, we entered into two sales agency agreements under which we may sell up to 2.7 million shares of our common stock from time to time. We did not issue any shares under these agreements during 2013 and as of December 31, 2013, we had 1.8 million shares available to be issued under these agreements.
In 2013, we issued $4.6 million (net of issuance costs) of common stock under the dividend reinvestment and direct stock purchase plan, and employee plans.
We did not issue our previously estimated $50.0 million of common stock in 2013 due to our planned transaction with AERC (discussed above), which is expected to be funded primarily through the issuance of common stock during 2014.
For 2014, we expect to issue up to $145.0 million of common stock related to closing the planned transaction. Without the planned transaction, Avista Corp. would have issued common stock to maintain an appropriate capital structure. Assuming the transaction is completed, we will not need to issue any common stock under the sales agency agreements referred to above.
Included in our 2014 liquidity estimates is approximately $50.0 million of lower tax payments due to the planned adoption of federal tax tangible property regulations. This will be accomplished through an accounting method change filing with the Internal Revenue Service that will retroactively modify which tangible property transactions we expense versus capitalize and depreciate for federal tax purposes.

AVISTA CORPORATION

After considering the expected issuances of long-term debt and common stock during 2014 and the lower tax payments from the adoption of the federal tax tangible property regulations, we expect net cash flows from operating activities, together with cash available under our $400.0 million committed line of credit agreement, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.
Avista Utilities – Regulatory Matters
General Rate Cases
We regularly review the need for electric and natural gas rate changes in each state in which we provide service. We will continue to file for rate adjustments to:

•	seek recovery of operating costs and capital investments, and

•	seek the opportunity to earn returns as allowed by regulators.
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
Washington General Rate Cases
In December 2011, the UTC approved a settlement agreement in our electric and natural gas general rate cases filed in May 2011. The settlement agreement provided that base electric rates for our Washington customers increase by an average of 4.6 percent, which was designed to increase annual revenues by $20.0 million. Base natural gas rates for our Washington customers increased by an average of 2.4 percent, which was designed to increase annual revenues by $3.8 million. The new electric and natural gas rates became effective on January 1, 2012.
The settlement agreement provided for the deferral of certain generation plant maintenance costs. For 2011 and 2012 the Company compared actual non-fuel maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of baseline maintenance expenses used to establish base retail rates and deferred the difference. This deferral occurred each year, with no carrying charge, with deferred costs to be amortized over a four-year period, beginning in the year following the period costs are deferred. Total net deferred costs under this mechanism in Washington were a regulatory asset of $3.1 million as of December 31, 2013 compared to $4.0 million as of December 31, 2012. As part of the settlement agreement relating to our general rate case approved in December 2012, the parties agreed to terminate the maintenance cost deferral mechanism on December 31, 2012, with the four-year amortization of the 2011 and 2012 deferrals to conclude in 2015 and 2016, respectively.
In December 2012, the UTC approved a settlement agreement in our electric and natural gas general rate cases filed in April 2012. The settlement, effective January 1, 2013 provided that base rates for our Washington electric customers increase by an overall 3.0 percent (designed to increase annual revenues by $13.6 million), and base rates for our Washington natural gas customers increased by an overall 3.6 percent (designed to increase annual revenues by $5.3 million). Under the settlement, there was a one-year credit designed to return $4.4 million to electric customers from the existing ERM deferral balance so the net average electric rate increase to our customers in 2013 was 2.0 percent. The credit to customers from the ERM balance did not impact our earnings.
The approved settlement also provided that, effective January 1, 2014, base rates increased for our Washington electric customers by an overall 3.0 percent (designed to increase annual revenues by $14.0 million), and for our Washington natural gas customers by an overall 0.9 percent (designed to increase annual revenues by $1.4 million). The settlement provides for a one-year credit designed to return $9.0 million to electric customers from the then-existing ERM deferral balance, so the net average electric rate increase to our customers effective January 1, 2014 will be 2.0 percent. The credit to customers from the ERM balance will not impact our earnings. The ERM balance as of December 31, 2013 was a liability of $17.9 million.
The settlement agreement provides for an authorized return on equity of 9.8 percent, an equity ratio of 47 percent and an overall return on rate base of 7.64 percent.
The December 2012 UTC Order approving the settlement agreement included certain conditions.

(1)
The new retail rates that became effective on January 1, 2014 are temporary rates, and on January 1, 2015 electric and natural gas base rates will revert back to 2013 levels absent any intervening action from the UTC. The original settlement agreement has a provision that we will not file a general rate case in Washington seeking new rates to take effect before January 1, 2015.

(2)
In its Order, the UTC found that much of the approved base rate increase is justified by the planned capital expenditures necessary to upgrade and maintain our utility facilities. If these capital projects are not completed to a level that was contemplated in the settlement agreement, this could result in base rates which are considered too high by the UTC. We

AVISTA CORPORATION

are required to file capital expenditure progress reports with the UTC on a periodic basis so that the UTC can monitor the capital expenditures and ensure they are in line with those contemplated in the settlement agreement. Total utility capital expenditures among all jurisdictions were $294.4 million for 2013. We expect utility capital expenditures to be about $335 million for 2014 and $355 million in 2015, which are above the capital expenditures contemplated in the settlement agreement.
On February 4, 2014 we filed electric and natural gas general rates cases with the UTC. We have requested an overall increase in base electric rates of 3.8 percent (designed to increase annual electric revenues by $18.2 million) and an overall increase in base natural gas rates of 8.1 percent (designed to increase annual natural gas revenues by $12.1 million). Our requests are based on a proposed overall rate of return of 7.71 percent, with a common equity ratio of 49.0 percent and a 10.1 percent return on equity.
We have also proposed a rebate beginning January 1, 2015, related to our sale of renewable energy credits (REC), that would reduce customers' monthly electric bills by 1.1 percent. The rebate associated with the sale of RECs is in response to the UTC Order approving our previous general rate case settlement in December 2012. This proposed REC rebate would commence simultaneously with the expiration of two rebates that, together, are currently reducing customers' monthly electric bills by 2.8 percent. The net effect, commencing January 1, 2015, of the proposed new 1.1 percent rebate and the expiration of the current 2.8 percent rebate would be an increase in monthly electric bills of approximately 1.7 percent from 2014 levels. These rebates do not increase or decrease our earnings.
The combination of the 3.8 percent requested increase in base electric rates and the effective 1.7 percent increase attributable to the rebates would be a 5.5 percent increase in electric billings.
As part of our electric and natural gas general rate case filings, we have requested the implementation of decoupling mechanisms, which sever the link between actual volumetric sales and the recovery of our fixed costs. Under the proposed decoupling mechanisms, we would compare actual non-power supply (electric) and non-PGA (natural gas) revenue to the allowed non-power supply and non-PGA revenue, as the case may be, and the difference would be deferred and either rebated or surcharged to customers, depending on the position of the deferral accounts, over a one-year period. The deferral balances would be reviewed annually by the UTC prior to the implementation of any annual rate adjustments under the mechanisms.
The proposed mechanisms would be subject to an annual earnings test which proposes that if our actual annual “Commission-basis” rate of return exceeds the most recently authorized Commission-basis rate of return for our Washington electric and natural gas operations, the amount of a proposed surcharge is reduced or eliminated to reduce the actual rate of return to the Commission-authorized level. In addition, the mechanisms would be subject to an annual rate increase limitation which would prevent the amount of the incremental proposed rate adjustments under the mechanisms from exceeding a 3 percent rate increase for each of electric and natural gas operations.
The UTC has up to 11 months to review the filings and issue a decision.
Idaho General Rate Cases
In September 2011, the IPUC approved a settlement agreement in our general rate case filed in July 2011. The new electric and natural gas rates became effective on October 1, 2011. The settlement agreement provided that base electric rates for our Idaho customers increase by an average of 1.1 percent, which was designed to increase annual revenues by $2.8 million. Base natural gas rates for our Idaho customers increased by an average of 1.6 percent, which was designed to increase annual revenues by $1.1 million.
The settlement agreement provided for the deferral of certain generation plant operation and maintenance costs. In order to address the variability in year-to-year operation and maintenance costs, beginning in 2011, we are deferring certain changes in operation and maintenance costs related to the Coyote Springs 2 natural gas-fired generation plant and our 15 percent ownership interest in Units 3&4 of the Colstrip generation plant. We compare actual, non-fuel, operation and maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of expenses authorized for recovery in base rates in the applicable deferral year, and defer the difference from that currently authorized. The deferral occurs annually, with no carrying charge, with deferred costs being amortized over a three-year period, beginning in the year following the period costs are deferred. The amount of expense to be requested for recovery in future general rate cases will be the actual operation and maintenance expense recorded in the test period, less any amount deferred during the test period, plus the amortization of previously deferred costs. Total net deferred costs under this mechanism in Idaho were regulatory assets of $2.8 million as of December 31, 2013 and $2.3 million as of December 31, 2012.
In March 2013, the IPUC approved a settlement agreement in our electric and natural gas general rate cases filed in October 2012. As agreed to in the settlement, new rates were implemented in two phases: April 1, 2013 and October 1, 2013. Effective April 1, 2013, base rates increased for our Idaho natural gas customers by an overall 4.9 percent (designed to increase annual revenues by $3.1 million). There was no change in base electric rates on April 1, 2013. However, the settlement agreement

AVISTA CORPORATION

provided for the recovery of the costs of the Palouse Wind Project through the PCA mechanism, subject to the 90 percent customers/10 percent Company sharing ratio, until these costs are reflected in base retail rates in our next general rate case.
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
Further, the settlement provided that, effective October 1, 2013, base rates increased for our Idaho electric customers by an overall 3.1 percent (designed to increase annual revenues by $7.8 million). A $3.9 million credit resulting from a payment made to us by the BPA relating to its prior use of our transmission system is being returned to Idaho electric customers from October 1, 2013 through December 31, 2014, so the net annual average electric rate increase to electric customers effective October 1, 2013 was 1.9 percent.
The $1.6 million credit to Idaho natural gas customers and the $3.9 million credit to Idaho electric customers do not impact our net income.
The settlement agreement allows us to file a general rate case in Idaho in 2014; however, new rates resulting from the filing would not take effect prior to January 1, 2015. We currently intend to file a general rate case in the second quarter of 2014 with proposed rates that would take effect on or after January 1, 2015. This provision does not preclude us from filing other rate adjustments such as the PGA.
The settlement agreement provides for an authorized return on equity of 9.8 percent and an equity ratio of 50.0 percent.
The settlement also includes an after-the-fact earnings test for 2013 and 2014, such that if Avista Corp., on a consolidated basis for electric and natural gas operations in Idaho, earns more than a 9.8 percent return on equity, we will refund to customers 50 percent of any earnings above the 9.8 percent. In 2013, our returns exceeded this level and we will refund $2.0 million to Idaho electric customers and $0.4 million to Idaho natural gas customers. The period over which these amounts will be returned to customers has not yet been determined by the IPUC.
Oregon General Rate Case
On January 21, 2014, the OPUC approved a settlement agreement to our natural gas general rate case (originally filed in August 2013). As agreed to in the settlement, new rates will be implemented in two phases: February 1, 2014 and November 1, 2014. Effective February 1, 2014, rates increased for Oregon natural gas customers on a billed basis by an overall 4.4 percent (designed to increase annual revenues by $4.3 million). Effective November 1, 2014, rates for Oregon natural gas customers will increase on a billed basis by an overall 1.6 percent (designed to increase annual revenues by $1.4 million).
The billed rate increase on November 1, 2014 could vary slightly from that noted above as it is dependent upon actual costs incurred through September 30, 2014 related to our customer information system upgrade and the actual costs incurred through June 30, 2014 related to our Aldyl A distribution pipeline replacement program. The estimated capital expenditures included in the general rate case settlement are $6.5 million and $2.0 million, respectively, for the two projects. If the actual costs incurred on the above projects are greater than the amounts contemplated in the general rate case settlement, the additional costs could be approved for recovery, subject to a prudence review.
The approved settlement agreement provides for an overall authorized rate of return of 7.47 percent, with a common equity ratio of 48 percent and a 9.65 percent return on equity.
Bonneville Power Administration Reimbursement and Reardan Wind Generation Project
In May 2013, the UTC approved our Petition for an order authorizing certain accounting and ratemaking treatment related to two issues. The first issue relates to transmission revenues associated with a settlement between Avista Corp. and the BPA, whereby the BPA reimbursed the Company $11.7 million for the BPA's past use of our transmission system. The second issue relates to $4.3 million of costs we incurred over the past several years for the development of a wind generation project site near Reardan, Washington, which was terminated. The UTC authorized us to retain $7.6 million of the BPA settlement payment, representing the entire portion of the settlement allocable to our Washington business. However, this amount was deemed to first reimburse the Company for the $2.5 million of Reardan project costs that are allocable to our Washington business, leaving $5.1 million to be retained for the benefit of shareholders.
The BPA agreed to pay $0.3 million monthly ($3.2 million annually) for the future use of our transmission system. We are separately tracking and deferring for the customers' benefit, the Washington portion of these revenue payments in 2013 and 2014 ($2.1 million annually). We implemented a one-year $4.2 million rate decrease for customers effective January 1, 2014 to partially offset our electric general rate increase effective January 1, 2014. To the extent actual revenues from the BPA in 2013 and 2014 differ from those refunded to customers in 2014, the difference will be added to or subtracted from the ERM balance.

AVISTA CORPORATION

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
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to our customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $12.1 million as of December 31, 2013 and a liability of $6.9 million as of December 31, 2012.
The following PGAs went into effect in our various jurisdictions during 2012 and 2013:

Jurisdiction	PGA Effective Date	Percentage Increase / (Decrease) in Billed Rates
Washington	March 1, 2012	(6.4)%
	November 1, 2012	(4.4)%
	November 1, 2013	9.2%
Idaho	March 1, 2012	(6.0)%
	October 1, 2012	(3.1)%
	October 1, 2013	7.5%
Oregon	November 1, 2012 (1)	(7.5)%
	January 1, 2013 (1)	(0.8)%
	November 1, 2013	(7.9)%

(1)
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

Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Total net deferred power costs under the ERM were a liability of $17.9 million as of December 31, 2013 compared to $22.2 million as of December 31, 2012, and these deferred power cost balances represent amounts due to customers. As part of the approved Washington general rate case settlement in December 2012, during 2013 there was a one-year credit designed to return $4.4 million to electric customers from the existing ERM deferral balance to reduce the net average electric rate increase impact to customers in 2013. Additionally, during 2014 there is a one-year credit designed to return $9.0 million to electric customers from the then-existing ERM deferral balance, so the net average electric rate increase impact to customers effective January 1, 2014 was also reduced. The credits to customers from the ERM balances do not impact our net income.
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

AVISTA CORPORATION

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

Under the ERM, we make an annual filing on or before April 1 of each year to provide the opportunity for the UTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. We made our annual filing on March 28, 2013. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by UTC order. The 2012 ERM deferred power cost transactions were approved by an order from the UTC on July 11, 2013.
As part of the April 2012 Washington general rate case filing, we proposed modifications to the ERM deadband and other sharing bands. The proposed modifications were not agreed to as part of the settlement agreement, and the ERM continued unchanged. However, the trigger point at which rates will change under the ERM was modified to be $30 million rather than the previous 10 percent of base revenues (approximately $45 million) under the mechanism.
We have a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were an asset of $5.1 million as of December 31, 2013 compared to a liability of $5.1 million as of December 31, 2012.
Results of Operations
The following provides an overview of changes in our Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, Ecova and the other businesses) that follow this section.
2013 compared to 2012
Utility revenues increased $49.8 million, after elimination of intracompany revenues of $151.9 million for 2013 and $88.2 million for 2012. Including intracompany revenues, electric revenues increased $62.4 million and natural gas revenues increased $51.1 million. Total retail electric revenues increased $13.8 million due to general rate increases and an increase in volumes sold, which was primarily the result of warmer than normal weather during the cooling season and colder than normal weather during the fourth quarter heating season. Wholesale electric revenues increased $24.8 million and sales of fuel increased $10.8 million. Other electric revenues increased $15.0 million primarily due to the receipt of revenue from the BPA for past use of our electric transmission system. Retail natural gas revenues increased $13.3 million due to an increase in volumes caused by colder than normal weather during the fourth quarter, partially offset by a decrease in retail rates. Wholesale natural gas revenues increased $36.1 million due to an increase in prices, partially offset by a decrease in volumes.
Ecova revenues increased $21.1 million to $176.8 million primarily as a result of an increase in revenues associated with new services, expense and data management services, and energy management services. In addition, results benefited from the recognition of a $2.3 million rebate during the third quarter associated with achieving certain milestones on a five-year contract related to expense and data management services.
Utility resource costs decreased $3.5 million, after elimination of intracompany resource costs of $151.9 million for 2013 and $88.2 million for 2012. Including intracompany resource costs, electric resource costs increased $24.8 million and natural gas resource costs increased $35.4 million. The increase in electric resource costs was primarily due to an increase in fuel costs (due to higher natural gas generation and higher natural gas fuel prices), other fuel costs (represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation as part of the resource optimization process) and the write-off of $2.5 million of Reardan project costs that are allocable to our Washington business. The increase in natural gas resource costs was primarily due to an increase in natural gas prices, partially offset by a decrease in volumes (primarily attributable to wholesale sales).

AVISTA CORPORATION

Utility other operating expenses decreased $0.6 million primarily as a result of a decrease in administrative and general labor expenses (which included $7.3 million of costs to implement the voluntary severance incentive plan in 2012 only) and a decrease in generation maintenance expenses. These decreases were partially offset by increases in pension and other postretirement benefit expenses and electric, production and gas distribution related operating and maintenance expenses.
Utility depreciation and amortization increased $5.1 million driven by additions to utility plant.
Taxes other than income taxes increased $5.0 million primarily due to increased franchise, municipal, and property related taxes.
Ecova other operating expenses increased $8.9 million primarily reflecting increased costs associated with new services and higher volumes in expense and data management services and energy management services. These were partially offset by a decrease in integration and acquisition costs of $2.6 million, which Ecova incurred during 2012 and did not reoccur during 2013.
Ecova depreciation and amortization increased $1.9 million primarily due to additions to software development costs, additional amortization of intangibles recorded in connection with Ecova's acquisitions and the impairment of $0.4 million of intangible assets during 2013.
Other non-utility operating expenses increased $0.6 million primarily due to increased costs associated with strategic investments, increased operating and maintenance and other expenses at METALfx, partially offset by decreased litigation costs associated with the previous operations of Avista Energy.
Interest expense increased $1.9 million primarily due to the issuance of long-term debt in November 2012 that increased the amount of long-term debt outstanding.
Capitalized interest increased $1.3 million primarily due to higher average construction work in progress balances.
Other income-net increased $1.7 million primarily due to an increase in equity-related AFUDC of $2.0 million. In addition, during 2013 we incurred impairment losses of $3.4 million ($2.2 million after-tax) associated with our investment in an energy storage company and our investment in a fuel cell business. During 2012, we incurred total losses on investments of $3.3 million, which included impairment losses of $2.4 million ($1.5 million after-tax) related to our investment in a fuel cell business and the write-off of our investment in a solar energy company.
Income taxes increased $22.0 million and our effective tax rate was 36.0 percent for 2013 compared to 34.4 percent for 2012. The increase in expense was primarily due to an increase in income before income taxes. The change in the effective tax rate is primarily related to a reduction in the amount of our pension contribution deduction.
2012 compared to 2011
Utility revenues decreased $89.1 million, after elimination of intracompany revenues of $88.2 million in 2012 and $93.1 million in 2011. Including intracompany revenues, electric revenues decreased $20.0 million and natural gas revenues decreased $74.1 million. Retail electric revenues decreased $5.9 million due to a decrease in volumes sold which was primarily the result of warmer weather during the heating season and lower usage at certain industrial customers, due to temporary operational challenges at these customers. This was mostly offset during the third quarter due to warmer weather (and increased cooling loads), which increased electric use per customer and also general rate increases. In addition, sales of fuel decreased $37.6 million due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities and higher usage of our thermal generation plants. These decreases were partially offset by an increase in wholesale sales of $24.4 million due to an increase in sales volumes partially offset by a decrease in sales prices. Retail natural gas revenues decreased $36.6 million due to a decrease in volumes caused by warmer weather. Wholesale natural gas revenues decreased $37.3 million due to a decrease in prices, partially offset by an increase in volumes.
Ecova revenues increased $17.8 million to $155.7 million primarily as a result of Ecova's acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012.
Utility resource costs decreased $96.9 million, after elimination of intracompany resource costs of $88.2 million in 2012 and $93.1 million in 2011. Including intracompany resource costs, electric resource costs decreased $32.9 million and natural gas resource costs decreased $68.9 million. The decrease in electric resource costs was primarily due to a decrease in other fuel costs (represents fuel that was purchased for generation but was later sold when conditions indicated that it was not economical to use the fuel for generation as part of the resource optimization process) and the amortization of deferred power supply costs, partially offset by an increase in fuel costs (due to higher thermal generation) and power purchased. The decrease in natural gas resource costs was primarily due to a decrease in natural gas prices, partially offset by an increase in volumes.
Utility other operating expenses increased $14.9 million primarily due to labor (including $7.3 million of costs under the voluntary severance incentive plan), increased pensions and other postretirement benefits, and electric distribution costs,

AVISTA CORPORATION

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
Other non-utility operating expenses increased $4.9 million primarily due to increased outside service expense of $1.2 million and increased consulting services and other corporate costs that could not be charged to utility customers of $2.5 million.
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
2013 compared to 2012
Net income for Avista Utilities was $108.6 million for 2013, an increase from $81.7 million for 2012. Avista Utilities’ income from operations was $232.6 million for 2013 compared to $188.8 million for 2012. Earnings at Avista Utilities increased primarily due to the implementation of general rate increases, favorable weather, the net benefit from the settlement with the BPA and a slight reduction in other operating expenses. These were partially offset by expected increases in depreciation and amortization and taxes other than income taxes.
The following table presents our operating revenues, resource costs and resulting gross margin for the year ended December 31 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Operating revenues	$1,030,606	$968,172	$525,259	$474,173	$(151,870)	$(88,160)	$1,403,995	$1,354,185
Resource costs	476,226	451,434	365,230	329,853	(151,870)	(88,160)	689,586	693,127
Gross margin	$554,380	$516,738	$160,029	$144,320	$—	$—	$714,409	$661,058
Avista Utilities’ operating revenues increased $49.8 million and resource costs decreased $3.5 million, which resulted in an increase of $53.3 million in gross margin. The gross margin on electric sales increased $37.6 million and the gross margin on natural gas sales increased $15.7 million. The increase in both electric and natural gas gross margin was due in part to general rate increases. The increase in electric gross margin was also due to warmer than normal weather and increased cooling loads during the summer, as well as colder than normal weather and increased heating loads during the fourth quarter. This is

AVISTA CORPORATION

compared to milder weather in the prior year, particularly warmer than normal weather during the fourth quarter, which reduced loads during that period. In addition, electric gross margin increased due to the net benefit from the settlement with the BPA of $5.1 million. For 2013, we recognized a pre-tax expense of $4.7 million under the ERM in Washington compared to a pre-tax benefit of $6.0 million for 2012. This change, which reduced electric gross margin, was primarily due to the Colstrip outage and partially due to lower hydroelectric generation and higher natural gas fuel prices as compared to 2012. The increase in natural gas gross margin was also due to colder than normal weather during the fourth quarter of 2013 as compared to the fourth quarter of 2012 and the increased heating loads. In addition to the above, our combined electric and natural gas earnings in Idaho for 2013 exceeded the 9.8 percent allowed return on equity as specified in the 2013 general rate case settlement, and, as a result, we will refund $2.0 million to Idaho electric customers and $0.4 million to Idaho natural gas customers. See further discussion of this refund provision above at "Idaho General Rate Cases."
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
The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the year ended December 31 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2013	2012	2013	2012
Residential	$331,867	$315,137	3,745	3,608
Commercial	289,604	286,568	3,147	3,127
Industrial	113,632	119,589	1,979	2,100
Public street and highway lighting	7,267	7,240	26	26
Total retail	742,370	728,534	8,897	8,861
Wholesale	127,556	102,736	3,874	3,733
Sales of fuel	126,657	115,835	—	—
Other	36,071	21,067	—	—
Provision for refunds	(2,048)	—	—	—
Total	$1,030,606	$968,172	12,771	12,594
Retail electric revenues increased $13.8 million due to an increase in revenue per MWh (increased revenues $10.8 million) and an increase in total MWhs sold (increased revenues $3.0 million).
The increase in total MWhs sold was primarily the result of warmer than normal weather during the cooling season, as well as colder than normal weather during the fourth quarter heating season. Compared to 2012, residential electric use per customer increased 3 percent. Cooling degree days at Spokane were 80 percent above historical average for 2013 and were 33 percent above 2012. Heating degree days at Spokane were 1 percent below historical average for 2013, and 7 percent above 2012.
The decrease in total MWhs sold to industrial customers was primarily due to a renewed contract which replaced an expired contract at one of our largest industrial customers which became effective July 1, 2013, partially offset by increased usage at certain industrial customers that had temporary operational challenges in 2012. Under the renewed contract, we expect a decrease in revenues from annual power sales to this customer of approximately $21 million and a resulting decrease in resource costs of approximately $19 million. Any change in revenues and expenses associated with the new agreement, as compared with the revenues and expenses included in the last general rate case for this customer, will be tracked through the PCA in Idaho at 100 percent, until such time as the contract is included in the Company’s base rates, so that we expect no impact on our gross margin or net income from the new agreement.
The increase in revenue per MWh was primarily due to a change in revenue mix, with a greater percentage of retail revenue from residential and commercial customers, and the Washington general rate increase, partially offset by other rate changes that do not impact gross margin (including the ERM rebate).
Wholesale electric revenues increased $24.8 million due to an increase in sales volumes (increased revenues $4.7 million) and an increase in sales prices (increased revenues $20.1 million), which were related to an increase in optimization activities.
When current and forward electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the related natural gas purchased for generation in the wholesale market rather than operate the generating units. The revenues from sales of fuel increased $10.8 million due to an increase in sales of natural gas fuel as part of thermal generation resource optimization activities, as well as an increase in natural gas prices. These thermal optimization

AVISTA CORPORATION

transactions also include forward hedges using derivative instruments for electricity and natural gas. As relative power and natural gas prices vary, our volume of thermal optimization also varies. For 2013, $102.4 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For 2012, $45.3 million of these sales were made to our natural gas operations.
The net margin on wholesale sales and sales of fuel is applied to reduce or increase resource costs as accounted for under the ERM, the PCA mechanism, and in general rate cases as part of base power supply costs.
Other electric revenues increased $15.0 million primarily due to the receipt of $11.7 million of revenue from the BPA for past use of our electric transmission system. See further information above at "Bonneville Power Administration Reimbursement and Reardan Wind Generation Project."
The 2013 Idaho general rate case settlement includes an after-the-fact earnings test for 2013 and 2014, such that if Avista Corp., on a consolidated basis for electric and natural gas operations in Idaho, earns more than a 9.8 percent return on equity, we will refund to customers 50 percent of any earnings above the 9.8 percent. In 2013, our returns exceeded this level and we will refund $2.0 million to Idaho electric customers.
The following table presents our utility natural gas operating revenues and therms delivered for the year ended December 31 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2013	2012	2013	2012
Residential	$206,330	$196,719	204,711	189,152
Commercial	102,225	98,994	122,245	115,083
Interruptible	2,681	2,232	5,694	4,363
Industrial	3,599	3,635	5,181	5,073
Total retail	314,835	301,580	337,831	313,671
Wholesale	194,717	158,631	524,818	586,193
Transportation	7,576	7,032	159,976	154,704
Other	8,573	6,930	418	381
Provision for refunds	(442)	—	—	—
Total	$525,259	$474,173	1,023,043	1,054,949
Retail natural gas revenues increased $13.3 million primarily due to an increase in volumes (increased revenues $22.5 million), partially offset by lower retail rates (decreased revenues $9.2 million). We sold more retail natural gas in 2013 as compared to 2012 primarily due to colder than normal weather during the fourth quarter. Compared to 2012, residential use per customer increased 7 percent and commercial use per customer increased 6 percent. Heating degree days at Spokane were 1 percent below historical average for 2013, and 7 percent above 2012. Heating degree days at Medford were 1 percent above historical average for 2013, and 9 percent above 2012. For the fourth quarter of 2013, heating degree days at Spokane were 3 percent above historical average and 16 percent above 2012. Heating degree days at Medford were 12 percent above historical average and 29 percent above 2012.
Wholesale natural gas revenues increased $36.1 million due to an increase in prices (increased revenues $58.9 million), partially offset by a decrease in volumes (decreased revenues $22.8 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, on nonpeak days we generally have more pipeline and storage capacity than what is needed for retail loads. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that partially offsets net natural gas costs. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In 2013, $49.5 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In 2012, $42.9 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
Based on the after-the-fact earnings test related to the 2013 Idaho general rate case settlement discussed above, our 2013 consolidated earnings exceeded the allowed return on equity for Idaho and we will refund $0.4 million to Idaho natural gas customers.

AVISTA CORPORATION

The following table presents our average number of electric and natural gas retail customers for the year ended December 31:

	Electric Customers		Natural Gas Customers
	2013	2012	2013	2012
Residential	321,098	318,692	288,708	286,522
Commercial	40,202	39,869	33,932	33,763
Interruptible	—	—	38	38
Industrial	1,386	1,395	259	263
Public street and highway lighting	527	503	—	—
Total retail customers	363,213	360,459	322,937	320,586

The following table presents our utility resource costs for the year ended December 31 (dollars in thousands):

	2013	2012
Electric resource costs:
Power purchased	$189,930	$194,088
Power cost amortizations, net	(14,192)	12,784
Fuel for generation	133,663	90,029
Other fuel costs	121,987	120,074
Other regulatory amortizations, net	22,734	15,665
Other electric resource costs	22,104	18,794
Total electric resource costs	476,226	451,434
Natural gas resource costs:
Natural gas purchased	353,087	327,458
Natural gas cost amortizations, net	4,784	(5,804)
Other regulatory amortizations, net	7,359	8,199
Total natural gas resource costs	365,230	329,853
Intracompany resource costs	(151,870)	(88,160)
Total resource costs	$689,586	$693,127
Power purchased decreased $4.2 million due to a decrease in wholesale prices (decreased costs $6.6 million), partially offset by an increase in the volume of power purchases (increased costs $2.4 million).
Amortizations and deferrals of power costs decreased electric resource costs by $14.2 million for 2013 compared to an increase of $12.8 million for 2012. During 2013, we refunded to customers $3.3 million of previously deferred power costs in Idaho through the PCA rebate. As part of the Washington general rate case settlement implemented on January 1, 2013, we refunded to customers $4.0 million through an ERM rebate. During 2013, actual power supply costs were above the amount included in base retail rates and we deferred $1.2 million in Washington and $6.9 million in Idaho for potential future surcharge to customers. In Washington, we also deferred $1.2 million of renewable energy related revenue for potential future rebate to customers.
Fuel for generation increased $43.6 million due to an increase in natural gas generation and an increase in natural gas fuel prices. Generation at Colstrip decreased due to an outage at Unit 4.
Other fuel costs increased $1.9 million. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
Electric other regulatory amortizations increased $7.1 million primarily due to the regulatory deferral of $3.9 million for the Idaho portion of the BPA revenue for future refund to our Idaho customers and $2.1 million of 2013 BPA revenue deferred for future rebate to our Washington customers.
Other electric resource costs increased $3.3 million primarily due to the write-off of $2.5 million of Reardan project costs that are allocable to our Washington business.
The expense for natural gas purchased increased $25.6 million due to an increase in the price of natural gas (increased costs $40.8 million), partially offset by a decrease in total therms purchased (decreased costs $15.2 million). Total therms purchased decreased due to a decrease in wholesale sales volumes which are used to balance loads and resources as part of the natural gas

AVISTA CORPORATION

procurement and resource optimization process, partially offset by a slight increase in retail sales. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.
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
Intracompany revenues and resource costs represent purchases and sales of natural gas between our natural gas distribution operations and our electric generation operations (as fuel for our generation plants). These transactions are eliminated in the presentation of Avista Utilities' total results and in the consolidated financial statements.
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

AVISTA CORPORATION

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
When current and forward electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the natural gas purchased for generation in the wholesale market rather than operate the generating units. The revenues from sales of fuel decreased $37.6 million due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities and higher usage of our thermal generation plants in 2012 as compared to 2011, as well as a decrease in natural gas prices. Higher usage of our thermal generation plants was due in part to decreased hydroelectric generation. The thermal optimization transactions also include forward hedges using derivative instruments for electricity and natural gas. As relative power and natural gas prices vary, our volume of thermal optimization also varies. For 2012, $45.3 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For 2011, $38.6 million of these sales were made to our natural gas operations.
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
Other fuel costs decreased $44.1 million. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
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

AVISTA CORPORATION

Ecova
2013 compared to 2012
Ecova's net income attributable to Avista Corp. shareholders was $7.1 million for 2013 compared to net income of $1.8 million for 2012. Operating revenues increased $21.1 million and operating expenses increased $10.8 million. The increase in operating revenues was primarily the result of new services performed by Ecova, which added $9.9 million to revenue. In addition, growth in expense and data management services and energy management services (primarily an increase in volumes) added $6.4 million and $4.8 million to revenue, respectively. The increase in expense and data management services was partially the result of the recognition of a $2.3 million rebate in 2013 associated with achieving certain milestones on a five-year contract related to expense and data management services.
Ecova's other operating expenses associated with cost of services increased $10.3 million for 2013 and totaled $94.2 million. Expenses associated with new services added $7.5 million to cost of services and higher revenue volumes in expense and data management services and energy management services each added $1.4 million to cost of services.
Ecova's other operating expenses associated with selling, general and administrative expenses decreased by $1.5 million for 2013 and totaled $53.9 million. This decrease was the result of a decrease in acquisition and integration costs of $2.6 million, which were incurred during 2012 and did not reoccur during 2013 and a decrease in employee related costs. These were partially offset by a Business & Occupation tax refund that was received during 2012 and small increases in various other selling, general and administrative accounts.
Depreciation and amortization increased $1.9 million primarily due to additions to software development costs, additional amortization of intangibles recorded in connection with Ecova's acquisitions, and the impairment of $0.4 million of intangible assets during 2013.
As of December 31, 2013, Ecova had over 750 expense management and utility customers representing over 700,000 billed sites in North America. In 2013, Ecova managed customer energy spend totaling $20.9 billion, an increase of $1.5 billion as compared to 2012 primarily due to an increase in the number of billed sites.
2012 compared to 2011
Ecova's net income attributable to Avista Corp. shareholders was $1.8 million for 2012 compared to net income of $9.7 million for 2011. Operating revenues increased $17.8 million and total operating expenses increased $35.8 million. The increase in operating revenues was primarily the result of the acquisitions of Prenova effective November 30, 2011 and LPB effective January 31, 2012, which added $22.5 million to operating revenues for 2012 over 2011 revenues. In addition, there were delays associated with the process of onboarding new customers onto the monitoring system for energy management services due to more complex customers and systems, and there was a reduction in revenues related to the deconsolidation of a partnership. This, combined with the increased operating expenses, has contributed to a net decrease in net income attributable to Avista Corp. shareholders.
The increase in total operating expenses primarily reflects increased costs necessary to support ongoing and future business growth, as well as to support the increased revenue volume obtained through the acquisitions. There were increases in employee costs of $20.5 million, facilities costs of $1.7 million, and information technology costs and professional fees of $4.6 million. In addition, Ecova incurred $2.6 million in transaction and integration costs. Depreciation and amortization increased $6.3 million due to intangibles recorded in connection with the acquisitions. Included in the increased depreciation and amortization is an impairment loss of $0.7 million after-tax related to the write-off of internally developed software during the fourth quarter of 2012.
As of December 31, 2012, Ecova had 740 expense management customers representing 697,076 billed sites in North America. In 2012, Ecova managed bills totaling $19.4 billion, an increase of $1.1 billion as compared to 2011.
Other Businesses
2013 compared to 2012
The net loss from these operations was $4.7 million for 2013 compared to a net loss of $5.3 million for 2012. The net loss for 2013 was primarily the result of $2.1 million (net of tax) of corporate costs, including costs associated with exploring strategic opportunities and litigation costs incurred related to our previous operations at Avista Energy of $1.0 million (net of tax).
Additionally, during 2013 we incurred impairment losses of $2.2 million (net of tax) associated with our investment in an energy storage company and our investment in a fuel cell business. During 2012 we incurred impairment losses of $1.5 million (net of taxes) related to the impairment of our investment in a fuel cell business and the write-off of our investment in a solar energy company.
The losses above were partially offset by METALfx, which had net income of $1.2 million for 2013 and 2012.

AVISTA CORPORATION

2012 compared to 2011
The net loss from these operations was $5.3 million for 2012 compared to a net loss of $0.3 million for 2011. The decline in results was due in part to losses on investments of $2.2 million (net of taxes) for 2012 compared to $0.3 million (net of taxes) for 2011. The losses for 2012 were primarily the result of an impairment loss of $1.5 million (net of taxes) recognized during the third quarter of 2012 related to the impairment of our investment in a fuel cell business and the write-off of our investment in a solar energy company. Additionally, there were increased costs associated with strategic consulting and other corporate costs of $2.3 million (net of taxes) and litigation costs related to the previous operations of Avista Energy of $1.5 million (net of taxes). These losses were partially offset by METALfx which had net income of $1.2 million for 2012 and $1.4 million for 2011.
Accounting Standards to be Adopted in 2014
At this time, we are not expecting the adoption of accounting standards to have a material impact on our financial condition, results of operations and cash flows in 2014. For information on accounting standards adopted in 2013 and earlier periods, see “Note 2 of the Notes to Consolidated Financial Statements.”
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The following accounting policies represent those that our management believes are particularly important to the consolidated financial statements and require the use of estimates and assumptions:
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

AVISTA CORPORATION

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

Pension Plans and Other Postretirement Benefit Plans
We have a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities that were hired prior to January 1, 2014. For substantially all regular non-union full-time employees at Avista Utilities that were hired on or after January 1, 2014, a defined contribution 401(k) plan replaced the defined benefit pension plan.
The Finance Committee of the Board of Directors approves investment policies, objectives and strategies that seek an appropriate return for the pension plan and it reviews and approves changes to the investment and funding policies.
We have contracted with an independent investment consultant who is responsible for managing/monitoring the individual investment managers. The investment managers’ performance and related individual fund performance is reviewed at least quarterly by an internal benefits committee and by the Finance Committee to monitor compliance with our established investment policy objectives and strategies.
Our pension plan assets are invested in mutual funds, trusts and partnerships that hold marketable debt and equity securities, real estate, absolute return and commodity funds. In seeking to obtain the desired return to fund the pension plan, the investment consultant recommends allocation percentages by asset classes. These recommendations are reviewed by the internal benefits committee, which then recommends their adoption by the Finance Committee. The Finance Committee has established target investment allocation percentages by asset classes and also investment ranges for each asset class. The target investment allocation percentages are typically the midpoint of the established range and are disclosed in “Note 9 of the Notes to Consolidated Financial Statements.”
We also have a Supplemental Executive Retirement Plan (SERP) that provides additional pension benefits to our executive officers whose benefits under the pension plan are reduced due to the application of Section 415 of the Internal Revenue Code of 1986 and the deferral of salary under deferred compensation plans.
Pension costs (including the SERP) were $28.8 million for 2013, $28.1 million for 2012 and $23.9 million for 2011. Of our pension costs, approximately 65 percent are expensed and 35 percent are capitalized consistent with labor charges. The costs related to the SERP are expensed. Our costs for the pension plan are determined in part by actuarial formulas that are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.
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

AVISTA CORPORATION

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
In October 2013, we revised our defined benefit pension plan including closing the plan to all non-union employees hired or rehired by us on or after January 1, 2014. A defined contribution 401(k) plan replaced the defined benefit pension plan for non-union employees hired or rehired on or after January 1, 2014. In addition, we revised our lump sum calculation for non-union retirees under the defined benefit pension plan to provide a lump sum amount equivalent to the present value of the annuity based upon applicable discount rates. The financial statement amounts disclosed as of December 31, 2013 reflect the benefit changes described above.
In addition to the revisions described above, we have revised the key assumption of the discount rate in 2013, 2012 and 2011. Such changes had an effect on our pension costs and projected benefit obligation in 2013, 2012 and 2011 and may affect future years, given the cost recognition approach described above. However, in determining pension obligation and cost amounts, our assumptions can change from period to period, and such changes could result in material changes to our future pension costs and funding requirements.
In selecting a discount rate, we consider yield rates for highly rated corporate bond portfolios with maturities similar to that of the expected payout of pension benefits. In 2013, we increased the pension plan discount rate (exclusive of the SERP) to 5.1 percent from 4.15 percent in 2012. We used a discount rate of 5.05 percent in 2011. These changes in the discount rate decreased the projected benefit obligation (exclusive of the SERP) by approximately $68.2 million in 2013 and increased the obligation by $66.5 million in 2012.

The expected long-term rate of return on plan assets is based on past performance and economic forecasts for the types of investments held by our plan. We used an expected long-term rate of return of 6.60 percent in 2013, 6.95 percent in 2012 and 7.40 percent in 2011. This increased pension costs by approximately $1.5 million in 2013 and by approximately $1.5 million in 2012. The actual return on plan assets, net of fees, was a gain of $52.5 million (or 12.5 percent) for 2013, a gain of $54.3 million (or 15.9 percent) for 2012 and a gain of $14.7 million (or 4.8 percent) for 2011. We periodically analyze the estimated long-term rate of return on assets based upon updated economic forecasts and revisions to the investment portfolio.
The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage (dollars in thousands):

Actuarial Assumption	Change in Assumption	Effect on Projected Benefit Obligation		Effect on Pension Cost
Expected long-term return on plan assets	(0.5)%	$—	*	$2,096
Expected long-term return on plan assets	0.5%	—	*	(2,096)
Discount rate	(0.5)%	34,657		4,134
Discount rate	0.5%	(31,081)		(3,692)

*	Changes in the expected return on plan assets would not have an effect on our total pension liability.
We provide certain health care and life insurance benefits for substantially all of our retired employees. We accrue the estimated cost of postretirement benefit obligations during the years that employees provide service. Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement plans. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase our accumulated postretirement benefit obligation as of December 31, 2013 by $3.8 million and the service and interest cost by $0.8 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease our accumulated postretirement benefit obligation as of December 31, 2013 by $3.1 million and the service and interest cost by $0.6 million.
In October 2013, we revised the health care benefit plan including the method for calculating health insurance premiums for non-union retirees under age 65 and non-union active Company employees. We also eliminated our contribution towards the retiree medical plan for non-union employees hired or rehired on or after January 1, 2014. See "Note 9 of the Notes to Consolidated Financial Statements" and the "Pension Plan" section below for additional information regarding the changes to the defined benefit pension plan and health care benefit plan and the related financial statement impact. The financial statement amounts disclosed as of December 31, 2013 reflect the benefit changes described above.

AVISTA CORPORATION

Goodwill
We evaluate goodwill for impairment using a combination of a discounted cash flow model and a market approach on at least an annual basis or more frequently if impairment indicators arise. Examples of impairment indicators include: a deterioration in general economic conditions, market considerations such as a deterioration in the environment in which the entity operates, a decline in market-dependent multiples or metrics, increases in costs, overall financial performance such as a decline in earnings or cash flows, or a loss of key customers.
The annual evaluation of goodwill for potential impairment is completed as of December 31 for Ecova and as of November 30 for our other businesses. As of December 31, 2013, we had goodwill of $71.0 million related to Ecova and $5.2 million related to our other businesses.
Application of the goodwill impairment test requires judgment and the use of significant estimates, including the identification of reporting units, assignment of assets and liabilities to reporting units, and the estimation of the fair value of reporting units. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step involves comparing the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of the reporting unit is greater than its carrying value, the goodwill impairment test is complete and no impairment is recorded. If the estimated fair value of the reporting unit is less than its carrying value, the second step of the test is performed to determine the amount of impairment loss, if any. This would result in a full valuation of the reporting unit's assets and liabilities and comparing the valuation to its carrying amounts, with the aggregate difference indicating the amount of impairment. In 2013, 2012 and 2011, each reporting unit that has been evaluated for impairment has a fair value that substantially exceeds its book value, and no impairment losses have been recorded.
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
We periodically file for rate adjustments for recovery of operating costs and capital investments to seek the opportunity to earn returns as allowed by regulators. See further details in the section “Avista Utilities - Regulatory Matters.”
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

AVISTA CORPORATION

•	failure of third parties to deliver on energy or capacity contracts.
We monitor the potential liquidity impacts of changes to energy commodity prices and other increased operating costs for our utility operations. We believe that we have adequate liquidity to meet such potential needs through our $400.0 million committed line of credit.
As of December 31, 2013, we had $201.6 million of available liquidity under our committed line of credit. With our $400.0 million credit facility that expires in February 2017, we believe that we have adequate liquidity to meet our needs for the next 12 months.
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
Review of Cash Flow Statement
Overall During 2013, positive cash flows from operating activities of $242.6 million, proceeds from the issuance of long-term debt of $90.0 million and $119.0 million of short-term borrowings under Avista Corp.'s committed line of credit were used to fund the majority of our cash requirements. These cash requirements included utility capital expenditures of $294.4 million, the redemption and maturity of long-term debt of $50.5 million, defined benefit pension plan contributions of $44.3 million and dividends of $73.3 million.
2013 compared to 2012
Operating Activities Net cash provided by operating activities was $242.6 million for 2013 compared to $316.6 million for 2012. Net cash used by certain current assets and liabilities components was $48.2 million for 2013, compared to net cash provided of $63.6 million for 2012. The net cash used during 2013 primarily reflects cash outflows from accounts receivable, accounts payable and other current assets (primarily related to miscellaneous current assets and income taxes receivable). These were partially offset by cash inflows from other current liabilities (primarily related to accrued taxes and interest).
The net cash provided during 2012 primarily reflects positive cash flows from other current assets (primarily related to a decrease in deposits with counterparties and income taxes receivable) and net cash inflows related to accounts payable.
Net deferrals of power and natural gas costs were $9.4 million for 2013 compared to net amortizations of $6.7 million for 2012. The provision for deferred income taxes was $23.5 million for 2013 compared to $21.4 million for 2012. Contributions to our defined benefit pension plan were $44.3 million for 2013 compared to $44.0 million in 2012. Cash paid for interest was $75.4 million for 2013, compared to $74.9 million for 2012.
Investing Activities Net cash used in investing activities was $312.2 million for 2013, an increase compared to $294.7 million for 2012. Utility property capital expenditures increased by $23.2 million for 2013 compared to 2012. A significant portion of Ecova's funds held for clients are held as securities available for sale with purchases of $35.9 million and sales and maturities of $23.0 million in 2013. For 2012, Ecova had purchases of $100.4 million and sales and maturities of $138.0 million. In 2012, Ecova paid $50.3 million for the acquisition of LPB.
Financing Activities Net cash provided by financing activities was $76.8 million for 2013 compared to net cash used of $21.1 million for 2012. Cash inflows during 2013 were from a $119.0 million increase in short-term borrowings on Avista Corp.’s committed line of credit, the issuance of $90.0 million of long-term debt and the issuance of $4.6 million of common stock. We also cash settled interest rate swap agreements for $2.9 million related to the pricing of the $90.0 million of long-term debt. Cash outflows during 2013 were from the maturity of long-term debt of $50.5 million and a net decrease in borrowings on Ecova's committed line of credit of $8.0 million (borrowings of $3.0 million and repayments of $11.0 million). Cash dividends paid increased to $73.3 million (or $1.22 per share) for 2013 from $68.6 million (or $1.16 per share) for 2012.
During 2012, short-term borrowings on Avista Corp.'s committed line of credit decreased $9.0 million. Borrowings on Ecova's committed line of credit increased $33.0 million and these proceeds were used to fund the acquisition of LPB. We issued $29.1 million of common stock during 2012. We cash settled interest rate swap agreements for $18.5 million related to the pricing of $80.0 million of long-term debt issued in November 2012. Customer fund obligations at Ecova decreased $31.0 million.
2012 compared to 2011
Operating Activities Net cash provided by operating activities was $316.6 million for 2012 compared to $269.5 million for 2011. Net cash provided by certain current assets and liabilities components was $63.6 million for 2012, compared to net cash used of $14.9 million for 2011. The net cash provided during 2012 primarily reflects positive cash flows from other current

AVISTA CORPORATION

assets (primarily related to a decrease in deposits with counterparties and income taxes receivable) and net cash inflows related to accounts payable.
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
Financing Activities Net cash used in financing activities was $21.1 million for 2012 compared to net cash provided of $18.1 million for 2011. During 2012, short-term borrowings on Avista Corp.’s committed line of credit decreased $9.0 million. Borrowings on Ecova's committed line of credit increased $19.0 million (net of borrowings of $33.0 million and repayments of $14.0 million) and these proceeds were used to fund a portion of the acquisition of LPB. Cash dividends paid increased to $68.6 million (or $1.16 per share) for 2012 from $63.7 million (or $1.10 per share) for 2011. We issued $29.1 million of common stock during 2012. We cash settled interest rate swap agreements for $18.5 million related to the pricing of $80.0 million of long-term debt issued in November 2012. Customer fund obligations at Ecova decreased $18.5 million.
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
Collateral Requirements
Our contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of December 31, 2013, we had cash deposited as collateral of $26.1 million and letters of credit of $20.3 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at December 31, 2013, we would potentially be required to post additional collateral of up to $10.3 million. This amount is different from the amount disclosed in “Note 5 of the Notes to Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 5, this analysis takes into account contractual threshold limits that are not considered in Note 5. Without contractual threshold limits, we would potentially be required to post additional collateral of $26.1 million.
Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. This has not historically been significant to our liquidity position. As of December 31, 2013, we had interest rate swap agreements outstanding with a notional amount totaling $245 million and we did not have any collateral posted. If our credit ratings were lowered to below “investment grade” based on our interest rate swap agreements outstanding at December 31, 2013, we would not be required to post additional collateral.

AVISTA CORPORATION

Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013		December 31, 2012
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt	$358	—%	$50,372	1.9%
Current portion of nonrecourse long-term debt (Spokane Energy)	16,407	0.6%	14,965	0.6%
Short-term borrowings	171,000	6.0%	52,000	1.9%
Long-term borrowings under committed line of credit	46,000	1.6%	54,000	2.0%
Long-term debt to affiliated trusts	51,547	1.8%	51,547	1.9%
Nonrecourse long-term debt (Spokane Energy)	1,431	0.1%	17,838	0.7%
Long-term debt	1,272,425	44.5%	1,178,367	44.0%
Total debt	1,559,168	54.6%	1,419,089	53.0%
Total Avista Corporation shareholders’ equity	1,298,266	45.4%	1,259,477	47.0%
Total	$2,857,434	100.0%	$2,678,566	100.0%
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements. Our shareholders’ equity increased $38.8 million during 2013 primarily due to net income partially offset by dividends.
We generally fund capital expenditures with a combination of internally generated cash and external financing. The level of cash generated internally and the amount that is available for capital expenditures fluctuates depending on a variety of factors. Cash provided by our utility operating activities, as well as issuances of long-term debt and common stock, are expected to be the primary source of funds for operating needs, dividends and capital expenditures for 2014. Borrowings under our $400.0 million committed line of credit will supplement these funds to the extent necessary.
In August 2012, we entered into two sales agency agreements under which we may sell up to 2.7 million shares of our common stock from time to time. We did not issue any shares under these plans in 2013 and as of December 31, 2013, we had 1.8 million shares available to be issued under these agreements.
In 2013, we issued $4.6 million (net of issuance costs) of common stock. The additional shares were issued under the dividend reinvestment and direct stock purchase plan and employee plans.
We are planning to issue up to $145.0 million of common stock in 2014 related to closing the planned acquisition of AERC. Without the planned transaction, Avista Corp. would have issued common stock to maintain an appropriate capital structure. Assuming the transaction is completed, we will not need to issue any common stock under the sales agency agreements referred to above.
In August 2013, we entered into a $90.0 million term loan agreement with an institutional investor bearing an annual interest rate of 0.84 percent and maturing in 2016. The net proceeds from the term loan agreement were used to repay a portion of corporate indebtedness in anticipation of the maturation of $50.0 million in First Mortgage Bonds which occurred in December 2013. In connection with the pricing of the First Mortgage Bonds, we cash settled interest rate swap contracts and received a total of $2.9 million, which will be amortized as a component of interest expense over the life of the debt.
We expect to issue approximately $190.0 million of long-term debt during 2014, including about $90.0 million of debt issuances combined by AERC or AEL&P associated with rebalancing the consolidated capital structure at AERC. This amount assumes we are going to refinance the existing net debt, estimated to be about $25.0 million at closing. The net debt outstanding at AEL&P does not include the Snettisham obligation which had a balance of $74.0 million as of December 31, 2012, as this related to a power purchase commitment for which AEL&P has recorded a long-term power purchase asset and corresponding liability. In addition to rebalancing the consolidated capital structure at AERC, the proceeds from the issuance of long-term debt will be used to repay a portion of short-term borrowings, fund utility capital expenditures and other contractual commitments.
Included in our 2014 liquidity estimates is approximately $50.0 million in lower tax payments due to the planned adoption of federal tax tangible property regulations. This will be accomplished through an accounting method change filing with the Internal Revenue Service that will retroactively modify which tangible property transactions we expense versus capitalize and depreciate for federal tax purposes.

AVISTA CORPORATION

We have a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of February 2017. Borrowings under this line of credit agreement are classified as short-term on the Consolidated Balance Sheets.
This facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of December 31, 2013, we were in compliance with this covenant with a ratio of 54.6 percent.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under our committed line of credit were as follows as of and for the year ended December 31 (dollars in thousands):

	2013	2012	2011
Balance outstanding at end of year	$171,000	$52,000	$61,000
Letters of credit outstanding at end of year	$27,434	$35,885	$29,030
Maximum balance outstanding during the year	$171,000	$92,500	$130,000
Average balance outstanding during the year	$27,580	$23,921	$74,947
Average interest rate during the year	1.14%	1.18%	1.43%
Average interest rate at end of year	1.02%	1.12%	1.12%
As part of our cash management practices and operations, Ecova and Avista Corp. entered into an arrangement in January 2012 under which (1) Avista Corp. issued to Ecova a master unsecured promissory note and (2) Ecova will from time to time make short-term loans to Avista Corp. as a temporary investment of its funds received from its clients. The master promissory note limits the total outstanding indebtedness to no more than $50.0 million in principal. Additionally, such loans are required to be repaid on the last business day of each quarter (March, June, September and December) and sooner upon demand by Ecova. Amounts are loaned at a rate consistent with Avista Corp.'s credit facility. The average balance outstanding was $34.0 million and the maximum balance was $50.0 million during 2013. The average balance outstanding was $31.6 million and the maximum balance was $50.0 million during 2012.
Any default on the line of credit or other financing arrangements of Avista Corp. or any of our “significant subsidiaries,” if any, could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of December 31, 2013, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
Ecova also has a committed line of credit agreement with various financial institutions for $125.0 million with an expiration date of July 2017. This credit agreement is used primarily to fund acquisitions at Ecova and supplement cash flow for Ecova's operations when necessary and is generally not available for capital acquisitions. There were $46.0 million of borrowings outstanding under Ecova’s credit agreement as of December 31, 2013 classified as long-term. See the "Ecova Credit Agreement" section below for further discussion regarding this agreement.
We are restricted under our Restated Articles of Incorporation, as amended, as to the additional preferred stock we can issue. As of December 31, 2013, we could issue $1.2 billion of additional preferred stock at an assumed dividend rate of 6.5 percent. We are not planning to issue preferred stock.
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
However, we may not issue any additional First Mortgage Bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless our “net earnings” (as defined in the Mortgage) for any period of 12 consecutive calendar months out of the preceding 18 calendar months were at least twice the annual interest requirements on all mortgage securities at the

AVISTA CORPORATION

time outstanding, including the First Mortgage Bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2013, our property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $916.3 million in aggregate principal amount of additional First Mortgage Bonds. We believe that we have adequate capacity to issue First Mortgage Bonds to meet our financing needs over the next several years.
Avista Utilities Capital Expenditures
Capital expenditures for our utility were $805.3 million for the years 2011 through 2013. We expect utility capital expenditures to be about $335 million for 2014, $355 million for 2015 and $350 million for 2016. Our capital budget for 2014 includes the following (dollars in millions):

Transmission and distribution (upgrade current facilities)	$98
Information technology	58
Customer growth (incremental transmission and distribution)	33
Generation	65
Natural gas	40
Facilities	12
Environmental	16
Other	13
Total	$335

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
Included in our estimates of capital expenditures is the replacement of our customer information and work management systems, which is expected to be completed by the end of 2014. Our customer information and work management systems are two of our most critical technology systems and are interconnected to many other systems in our company. We expect to spend a total of approximately $80 million (including internal labor) over the term of the project. As of December 31, 2013 we have spent approximately $48.6 million on the project (including internal labor).
Ecova Credit Agreement
Ecova has a $125.0 million committed line of credit agreement with various financial institutions that has an expiration date of July 2017. The credit agreement is secured by all of Ecova's assets excluding investments and funds held for clients. There were $46.0 million of long-term borrowings outstanding under Ecova’s credit agreement as of December 31, 2013. The proceeds from these borrowings were used to fund the acquisitions in 2011 and 2012.
The committed line of credit agreement contains customary covenants and default provisions, including a covenant which requires that Ecova's “Consolidated Total Funded Debt to EBITDA Ratio” (as defined in the credit agreement) must be 2.50 to 1.00 or less, with provisions in the credit agreement allowing for a temporary increase of this ratio if a qualified acquisition is consummated by Ecova. In addition, Ecova's “Consolidated Fixed Charge Coverage Ratio” (as defined in the credit agreement) must be greater than 1.50 to 1.00 as of the last day of any fiscal quarter. As of December 31, 2013, Ecova was in compliance with these covenants and based on the Consolidated Total Funded Debt to EBITDA Ratio, Ecova could borrow an additional $35.3 million and still be compliant with the covenants. The covenant restrictions are calculated on a rolling twelve month basis, so this additional borrowing capacity could increase or decrease or Ecova could be required to pay down the outstanding debt as future results change.
Ecova Redeemable Stock
Ecova's amended employee stock incentive plan provides an annual window at which time certain holders of common stock can put their shares back to Ecova, providing the shares are held for a minimum of six months and a day. Stock is reacquired at fair market value at the date of reacquisition. The value of the redeemable noncontrolling interests in Ecova associated with redeemable stock options and other outstanding redeemable stock was $15.9 million at December 31, 2013, an increase from $4.9 million at December 31, 2012. Options are valued at their maximum redemption amount which is equal to their intrinsic value (fair value less exercise price). During 2013, the estimated fair value of Ecova common stock increased such that it is higher compared to the exercise price of the options which increased the overall value of the redeemable noncontrolling

AVISTA CORPORATION

interests to their current value. In 2009, the Ecova employee stock incentive plan was amended such that, on a prospective basis, not all options granted under the plan have the put right.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had $27.4 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $35.9 million as of December 31, 2012.
Pension Plan
We contributed $44.3 million to the pension plan in 2013. We expect to contribute a total of $80.0 million to the pension plan in the period 2014 through 2018, with the following contributions.

	2014	2015	2016	2017	2018	Total
Pension Plan Funding	$32,000	$20,000	$10,000	$9,000	$9,000	$80,000
We had previously estimated our contributions for the period 2014 to 2016 to be $104.5 million. Our contributions are expected to decrease to $62.0 million during this same period due to an increase in the discount rate and greater than expected returns on fund assets which has caused us to become closer to fully funded status. The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including changes to the fair value of pension plan assets, changes in actuarial assumptions (in particular the discount rate used in determining the benefit obligation), or changes in federal legislation. We may change our pension plan contributions in the future depending on changes to any of the above variables.
In October 2013, we revised our defined benefit pension plan such that as of January 1, 2014 the plan is closed to all non-union employees hired or rehired by us on or after January 1, 2014. All actively employed non-union employees that were hired prior to January 1, 2014 and are currently covered under the defined benefit pension plan will continue accruing benefits as originally specified in the plan. A defined contribution 401(k) plan will replace the defined benefit pension plan for all non-union employees hired or rehired on or after January 1, 2014. Under the defined contribution plan we will provide a non-elective contribution as a percentage of each employee's pay based on his or her age. This defined contribution is in addition to the existing 401(k) contribution in which we match a portion of the pay deferred by each participant. In addition to the above changes, we also revised our lump sum calculation for non-union retirees under the defined benefit pension plan to provide non-union participants who retire on or after January 1, 2014 with a lump sum amount equivalent to the present value of the annuity based upon applicable discount rates.
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
The above revisions resulted in a $10.5 million overall reduction to the pension and other postretirement benefits obligations as of December 31, 2013.
Credit Ratings
Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Collateral Requirements” and “Note 5 of the Notes to Consolidated Financial Statements.” The following table summarizes our credit ratings as of February 26, 2014:

	Standard & Poor’s (1)	Moody’s (2)

Corporate/Issuer rating	BBB	Baa1
Senior secured debt	A-	A2
Senior unsecured debt	BBB	Baa1

(1)	Standard & Poor’s lowest “investment grade” credit rating is BBB-.

(2)	Moody’s lowest “investment grade” credit rating is Baa3.

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
Dividends
The Board of Directors considers the level of dividends on our common stock on a regular basis, taking into account numerous factors including, without limitation:

•	our results of operations, cash flows and financial condition,

•	the success of our business strategies, and

•	general economic and competitive conditions.
Our net income available for dividends is primarily derived from our regulated utility operations.
The payment of dividends on common stock could be limited by:

•	certain covenants applicable to preferred stock (when outstanding) contained in the Company’s Restated Articles of Incorporation, as amended (currently there are no preferred shares outstanding),

•
certain covenants applicable to the Company's outstanding long-term debt and committed line of credit agreements (see Item 7. Management's Discussion and Analysis - "Capital Resources" for compliance with these covenants), and

•	the hydroelectric licensing requirements of section 10(d) of the FPA (see “Note 1 of Notes to Consolidated Financial Statements”).
On February 7, 2014, Avista Corp.’s Board of Directors declared a quarterly dividend of $0.3175 per share on the Company’s common stock. This was an increase of $0.0125 per share, or 4 percent from the previous quarterly dividend of $0.305 per share.

AVISTA CORPORATION

Contractual Obligations
The following table provides a summary of our future contractual obligations as of December 31, 2013 (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter
Avista Utilities:
Long-term debt maturities	$—	$—	$90	$—	$273	$931
Long-term debt to affiliated trusts	—	—	—	—	—	52
Interest payments on long-term debt (1)	67	67	67	66	57	622
Short-term borrowings	171	—	—	—	—	—
Energy purchase contracts (2)	304	190	159	153	144	1,358
Operating lease obligations (3)	2	1	—	—	—	3
Other obligations (4)	30	27	31	29	24	211
Information technology contracts (5)	18	7	7	8	—	—
Pension plan funding (6)	32	20	10	9	9	—
Spokane Energy:
Nonrecourse long-term debt maturities	16	1	—	—	—	—
Interest payments on nonrecourse long-term debt	1	—	—	—	—	—
Avista Capital (consolidated):
Redeemable noncontrolling interests (7)	16	—	—	—	—	—
Long-term borrowings under committed line of credit	—	—	—	46	—	—
Interest payments on long-term borrowings under committed line of credit (1)	1	1	1	1	—	—
Operating lease obligations (3)	5	5	3	3	3	5
Client fund obligations	99	—	—	—	—	—
Total contractual obligations	$762	$319	$368	$315	$510	$3,182

(1)
Represents our estimate of interest payments on long-term debt, which is calculated based on the assumption that all debt is outstanding until maturity. Interest on variable rate debt is calculated using the rate in effect at December 31, 2013.

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

(6)
Represents our estimated cash contributions to the pension plan through 2018. We cannot reasonably estimate pension plan contributions beyond 2018 at this time and have excluded them from the table above.

(7)	Certain shares acquired under Ecova’s employee stock incentive plan are redeemable at the option of the shareholder.
The above contractual obligations do not include income tax payments. Also, asset retirement obligations are not included above and payments associated with these have historically been less than $1 million per year. There are approximately $2.9 million remaining asset retirement obligations as of December 31, 2013.
In addition to the contractual obligations disclosed above, we will incur additional operating costs and capital expenditures in future periods for which we are not contractually obligated as part of our normal business operations.
Competition
Our utility electric and natural gas distribution business has historically been recognized as a natural monopoly. In each regulatory jurisdiction, our rates for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) are generally determined on a

AVISTA CORPORATION

“cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses and capital investments, an opportunity for us to earn a reasonable return on investment as allowed by our regulators.
In retail markets, we compete with various rural electric cooperatives and public utility districts in and adjacent to our service territories in the provision of service to new electric customers. Alternative energy technologies, including solar, wind or geothermal generation, may also compete with us for sales to existing customers. While the risk is currently small in our service territory given the small numbers of customers utilizing these technologies, advances in power generation, energy efficiency and other alternative energy technologies could lead to more wide-spread usage of these technologies, thereby reducing customer demand for the energy supplied by us. This reduction in usage and demand would reduce our revenue and negatively impact our financial condition including possibly leading to our inability to fully recover our investments in generation, transmission and distribution assets. Similarly, our natural gas distribution operations compete with other energy sources including heating oil, propane and other fuels.
Certain natural gas customers could bypass our natural gas system, reducing both revenues and recovery of fixed costs. To reduce the potential for such bypass, we price natural gas services, including transportation contracts, competitively and have varying degrees of flexibility to price transportation and delivery rates by means of individual contracts. These individual contracts are subject to state regulatory review and approval. We have long-term transportation contracts with several of our largest industrial customers under which the customer acquires its own commodity while using our infrastructure for delivery. Such contracts reduce the risk of these customers bypassing our system in the foreseeable future and minimizes the impact on our earnings.
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

AVISTA CORPORATION

We track multiple economic indicators affecting three distinct metropolitan areas in our service area: Spokane, Washington, Coeur d'Alene, Idaho, and Medford, Oregon. Several key indicators are employment change, unemployment rates and foreclosure rates. On a year-over-year basis, December 2013 showed positive job growth, and lower unemployment rates in all three metropolitan areas. Foreclosure rates are in line with or below the U.S rate in all three areas. However, the unemployment rates are still above the national average and two key leading indicators, initial unemployment claims and residential building permits, continue to signal modest growth over the next 12 months. Therefore, in 2014, we continue to expect economic growth in our service area to be somewhat slower than the U.S. as a whole.
Seasonally adjusted nonfarm employment in our eastern Washington, northern Idaho, and southwestern Oregon metropolitan service areas exhibited moderate growth between December 2012 and December 2013. In Spokane, Washington employment growth was 1.1 percent with gains in mining, logging, and construction; trade, transportation, and utilities; leisure and hospitality; and other services. Employment increased by 2.1 percent in Coeur d'Alene, Idaho, reflecting gains in construction; trade, transport, and utilities; leisure and hospitality; and government. In Medford, Oregon, employment growth was 0 percent, with gains in manufacturing; leisure and hospitality; and government offset by declines in construction; professional and business services; and financial activities. U.S. nonfarm sector jobs grew by 1.6 percent in the same twelve-month period.
Seasonally adjusted unemployment rates went down in December 2013 from the year earlier in Spokane, Coeur d'Alene, and Medford. In Spokane the rate was 8.3 percent in December 2012 and declined to 7.4 percent in December 2013; in Coeur d'Alene the rate went from 7.6 percent to 6.9 percent; and in Medford the rate declined from 10.4 percent to 9.1 percent. The U.S. rate declined from 7.9 percent to 6.7 percent in the same period.
The housing market in our service area continues to experience foreclosure rates in line with or lower than the national average. The December 2013 national rate was 0.09 percent, compared to 0.07 percent in Spokane County, Washington; 0.02 percent in Kootenai County (Coeur d'Alene), Idaho; and 0.01 percent in Jackson County (Medford), Oregon.
Based on our forecast for 2014 through 2017, we expect annual electric customer growth to average 0.7 percent to 1.4 percent per year and annual natural gas customer growth to average 0.7 percent to 1.5 percent within our service area. We anticipate retail electric load growth to average between 0.5 percent and 1.0 percent and natural gas load growth to average between 0.7 percent and 1.5 percent. We anticipate customer and load growth at the lower end of the range in 2014 and a modest recovery as the economy strengthens during the four-year period. While the number of electric and natural gas customers is growing, the average annual usage by each residential customer has not changed significantly. Growth in electric and natural gas sales has slowed as retail prices have increased and Company sponsored conservation programs have intensified. With a weaker than normal post-recession recovery in Avista's service area, population and business growth in our three-state service territory remains at or below the national average. In addition to the foregoing, electric and natural gas sales vary significantly with annual fluctuations in weather within our service territories.
The forward-looking statements set forth above regarding retail load growth are based, in part, upon purchased economic forecasts and publicly available population and demographic studies. The expectations regarding retail load growth are also based upon various assumptions, including:

•	assumptions relating to weather and economic and competitive conditions,

•	internal analysis of company-specific data, such as energy consumption patterns,

•	internal business plans,

•	an assumption that we will incur no material loss of retail customers due to self-generation or retail wheeling, and

•	an assumption that demand for electricity and natural gas as a fuel for mobility will for now be immaterial.
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
Clean Air Act
We must comply with the requirements under the Clean Air Act (CAA) in operating our thermal generating plants. The CAA currently requires a Title V operating permit for Colstrip (expires in 2017), Coyote Springs 2 (expires in 2018), the Kettle Falls GS (renewal expected in 2014), and the Rathdrum CT (expires in 2016). Boulder Park GS, Northeast CT, and other activities only require minor source operating or registration permits based on their limited operation and emissions. The Title V operating permits are renewed every five years and updated to include all newly applicable CAA requirements. We actively monitor legislative, regulatory and program developments within the CAA that may impact our facilities.
On March 6, 2013, the Sierra Club and Montana Environmental Information Center, filed a Complaint (Complaint) in the United States District Court for the District of Montana, Billings Division, against the owners of the Colstrip. The Complaint alleges certain violations of the CAA. We are evaluating the allegations set forth in the Complaint and cannot at this time predict the outcome of the matter. See “Sierra Club and Montana Environmental Information Center Litigation” in “Note 20 of the Notes to Consolidated Financial Statements” for further information on this matter.
Hazardous Air Pollutants (HAPs)
The EPA regulates hazardous air pollutants from a published list of industrial sources referred to as "source categories" which must meet control technology requirements if they emit one or more of the pollutants in significant quantities. In 2012, the EPA finalized the Mercury Air Toxic Standards (MATS) for the coal and oil-fired source category. For Colstrip Units 3 & 4, the only units in which we are a minority owner, the existing emission control systems should be sufficient to meet mercury limits. For the remaining portion of the rule that utilizes Particulate Matter as a surrogate for air toxics (including metals and acid gases), the Colstrip owners have reviewed recent stack testing data and expect that no additional emission control systems will be needed for Units 3 & 4 MATS compliance at this time. We will continue to monitor future testing results but currently we do not believe there will be any material effect on Colstrip Units 3 & 4.
Regional Haze Program
The EPA set a national goal of eliminating man-made visibility degradation in Class I areas by the year 2064. States are expected to take actions to make “reasonable progress” through 10-year plans, including application of Best Available Retrofit Technology (BART) requirements. BART is a retrofit program applied to large emission sources, including electric generating units built between 1962 and 1977. In the case where a State opts out of implementing the Regional Haze program, the EPA may act directly. On September 18, 2012, the EPA finalized the Regional Haze federal implementation plan (FIP) for Montana. The FIP includes both emission limitations and pollution controls for Colstrip Units 1 & 2. Colstrip Units 3 & 4, the only units of which we are a minority owner, are not currently affected, but will be evaluated for Reasonable Progress at the next review period in September 2017. We do not anticipate any material impacts on Units 3 & 4 at this time. In November 2012, the National Parks Conservation Association, MEIC and Sierra Club filed a petition for review of the EPA's Montana FIP in the U.S. Court of Appeals for the Ninth Circuit. We continue to monitor, but are unable to predict the outcome of this matter.
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

AVISTA CORPORATION

hydroelectric generation. Extreme weather events could increase service interruptions, outages and maintenance costs. Changing temperatures could also increase or decrease customer demand.
Our Climate Policy Council (an interdisciplinary team of management and other employees):

•	facilitates internal and external communications regarding climate change issues,

•	analyzes policy effects, anticipates opportunities and evaluates strategies for Avista Corp., and

•	develops recommendations on climate related policy positions and action plans.
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

AVISTA CORPORATION

Washington State's Department of Ecology has adopted regulations to update its State Implementation Plan relative to the EPA's regulation of GHG emissions. We will continue to monitor actions by the Department as it may proceed to adopt additional regulations under its CAA authorities, and cannot predict any material impact at this time.
Washington and Oregon apply a GHG emissions performance standard (EPS) to electric generation facilities used to serve retail loads in their jurisdictions. The EPS prevents utilities from constructing or purchasing generation facilities, or entering into power purchase agreements of five years or longer duration, to purchase energy produced by plants that have emission levels higher than 1,100 pounds of GHG per MWh. The Washington State Department of Commerce (Commerce) initiated a process to adopt a lower emissions performance standard in 2012, any new standard will be applicable until at least 2017. Commerce published a supplemental notice of proposed rulemaking on January 16, 2013 with a new EPS of 970 pounds of GHG per MWh. We will continue to monitor this rulemaking and cannot predict any material impact at this time.
Initiative Measure 937 (I-937), the Energy Independence Act, became law in Washington's 2006 General Election. I-937 requires electric utilities with over 25,000 customers to acquire qualified renewable energy resources and/or renewable energy credits equal to 15 percent of the utility's total retail load in 2020. I-937 also requires these utilities to meet biennial energy conservation targets beginning in 2012. Furthermore, by January 1, 2012, electric utilities subject to I-937's mandates must acquire enough qualified renewable energy and/or renewable energy credits to meet three percent of their retail load. This renewable energy standard increases to nine percent in 2016. Failure to comply with renewable energy and efficiency standards could result in penalties of $50 per MWh or greater assessed against a utility for each MWh it is deficient in meeting a standard. We have met, and will continue to meet, the requirements of I-937 through a variety of renewable energy generating means, including, but not limited to, some combination of hydro upgrades, wind and biomass. In 2012, I-937 was amended in such a way that our Kettle Falls GS and certain other biomass energy facilities which commenced operation before March 31, 1999, are considered resources that may be used to meet the renewable energy standards beginning in 2016.
During its 2013 Regular Session, the Washington State Legislature, under Engrossed Second Substitute Senate Bill 5802, created the Climate Legislative and Executive Workgroup (Workgroup). The Workgroup is charged with recommending a state program of actions and policies to reduce GHG emissions, that if implemented would ensure achievement of Washington State’s emissions reductions goals set in Chapter 70.235 by the 2008 legislature. Washington Governor Jay Inslee, who chaired the Workgroup, has mentioned in recent statements his objective of eliminating “coal by wire” into Washington State. He has also endorsed other GHG emission reductions policies that could impact us, including an economy-wide cap and trade regulatory regime. While no specific legislative proposal or executive action has been proposed that would affect coal-fired generation serving retail loads in Washington, such actions could affect us and our operations. While we cannot predict the outcome of any such actions, we will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to the continued operation of cost-effective generation assets.
On February 6, 2014, the UTC issued a letter finding that Puget Sound Energy’s (PSE’s) 2013 Electric Integrated Resource Plan meets the requirements of the Revised Code of Washington and the Washington Administrative Code. In its letter, however, the UTC expressed concern regarding the continued operation of the Colstrip plant as a resource to serve retail customers. Although the UTC recognized that the results of the analyses presented by PSE “differed significantly between [Colstrip] Units 1 and 2 and Units 3 and 4,” the UTC did not limit its concerns solely to Colstrip Units 1 and 2. The UTC recommended that PSE “consult with UTC staff to consider a Colstrip Proceeding to determine the prudency of any new investment in Colstrip before it is made or, in the alternative, a closure or partial-closure plan.” As a 15 percent owner of Colstrip Units 3 and 4, we cannot predict the effect of such proceeding, should it occur, on the future ownership and operation of our share of Colstrip Units 3 and 4.
Coal Ash Management/Disposal
Currently, coal combustion byproducts (CCBs) are not regulated by the EPA as a hazardous waste. Under a proposed rule issued in 2010, the EPA is reconsidering the classification of CCBs under the Resource Conservation and Recovery Act (RCRA). The draft rules included two options: to require management of CCBs as a hazardous waste under Subtitle C of the RCRA; or to regulate coal ash under Subtitle D of the RCRA, for non-hazardous solid wastes, with possible special waste requirements. Under a January 2014 consent decree, the EPA has committed to issuing final rules regarding CCBs under Subtitle D, but this does not necessarily mean that the EPA will regulate CCB under Subtitle D. Should the EPA determine to regulate CCBs as a hazardous waste under RCRA, such action could have a significant effect on future operations of Colstrip. Congress has also considered proposed legislation regarding CCB management. We cannot predict the impact of future CCB regulation. If we were to incur incremental costs as a result of new CCB regulations, we would seek recovery in customer rates. On April 19, 2013, the EPA signed proposed revisions to the Steam Electric Guidelines (40 CFR Part 423), which, once

AVISTA CORPORATION

developed and if adopted, could impact wastewater management at Colstrip. We are reviewing the proposed revisions and cannot at this time predict whether they will have any material impact.
Threatened and Endangered Species and Wildlife
A number of species of fish in the Northwest are listed as threatened or endangered under the Federal Endangered Species Act. Efforts to protect these and other species have not directly impacted generation levels at any of our hydroelectric facilities. We are implementing fish protection measures at our hydroelectric project on the Clark Fork River under a 45-year FERC operating license for Cabinet Gorge and Noxon Rapids (issued March 2001) that incorporates a comprehensive settlement agreement. The restoration of native salmonid fish, including bull trout, is a key part of the agreement. The result is a collaborative native salmonid restoration program with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana on the lower Clark Fork River, consistent with requirements of the FERC license. The U.S. Fish & Wildlife Service issued an updated Critical Habitat Designation for bull trout in 2010 that includes the lower Clark Fork River, as well as portions of the Coeur d'Alene basin within our Spokane River Project area, and is currently developing a final Bull Trout Recovery Plan under the ESA. Issues related to these activities are expected to be resolved through the ongoing collaborative effort of our Clark Fork and Spokane River FERC licenses. See “Spokane River Licensing” and “Fish Passage at Cabinet Gorge and Noxon Rapids” in “Note 20 of the Notes to Consolidated Financial Statements” for further information.
Various statutory authorities, including the Migratory Bird Treaty Act, have established penalties for the unauthorized take of migratory birds. Because we operate facilities that can pose risks to a variety of such birds, we have developed and follow an avian protection plan.
Other
For other environmental issues and other contingencies see “Note 20 of the Notes to Consolidated Financial Statements.”
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

AVISTA CORPORATION

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

Matters Affecting Both Electric and Natural Gas Commodities
Variation in electric and natural gas commodity prices affects our cash flow, customer retail rates and the amount of net income we recognize. Regulatory cost recovery mechanisms address these power supply and natural gas cost variations, such that a portion of the cost variation is passed on to customers and a portion is recognized by the Company. The timing of incurring costs can be significantly different than the timing for recovering costs, resulting in the need for a significant liquidity cushion. Historically, we have carried significant balances of deferred power supply and natural gas supply costs, which represent costs we expect to recover from customers in future retail rates, subject to approval by regulators.

AVISTA CORPORATION

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
Wholesale electricity prices are affected by a number of factors, including:

•	demand for electricity,

•	adequacy of generating reserve margins,

•	scheduled and unscheduled outages of generating facilities,

•	availability of streamflows for hydroelectric generation,

•	price and availability of fuel for thermal generating plants,

•	disruptions to or constraints on transmission facilities,

•	the number of market participants and the willingness of market participants to trade, and

•	weather (including temperature fluctuations and generation resulting from wind).
Wholesale natural gas prices are affected by a number of factors, including:

•	demand for natural gas, including natural gas as fuel for electric generation,

•	actual and expected changes in the North American natural gas supply volume or source mix including the growth in new supplies such as natural gas from shale,

•	natural gas production that can be delivered to our service areas,

•	level of imports and exports, particularly from Canada by pipeline, and any taxes or restrictions that apply,

•	potential development of liquefied natural gas export facilities that compete for supplies,

•	level of storage inventories and regional accessibility,

•	global energy markets, including oil or other natural gas substitutes, such as coal,

•	availability of pipeline capacity to transport natural gas from region to region,

•	the number of market participants and the willingness of market participants to trade, and

•	weather conditions (temperatures, precipitation levels and wind patterns) which affect energy demand, including weather-sensitive customer demand, and electric generation.
Any combination of these factors that reduce the supply of or increases demand for energy generally causes the market price to move upward. Conversely, factors that reduce demand or increase production will generally reduce market prices for energy. In addition to these factors, wholesale power markets are subject to regulatory constraints including price controls.
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

AVISTA CORPORATION

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2013 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2014	$(215)	$7,243	$(6,131)	$(2,663)	$(221)	$(6,226)	$(1,214)	$(1,404)
2015	(2,818)	(1,798)	(2,450)	(9,586)	(34)	3,121	—	4,298
2016	(3,289)	—	(1,171)	(7,400)	(83)	3,529	—	2,230
2017	(2,955)	—	(86)	—	(187)	—	—	—
2018	(2,661)	—	—	—	(313)	—	—	—
Thereafter	(1,456)	—	—	—	(148)	—	—	—

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2012 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2013	$(5,165)	$(26,360)	$(20,085)	$(17,560)	$154	$21,423	$(709)	$13,218
2014	(3,745)	(1,664)	(6,384)	(5,390)	310	6,721	(1,125)	(434)
2015	(2,890)	(273)	(1,684)	389	(136)	116	—	(227)
2016	(2,644)	—	(270)	72	(194)	—	—	—
2017	(2,293)	—	—	—	(323)	—	—	—
Thereafter	(2,396)	—	—	—	(753)	—	—	—

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
The Audit Committee of the Company’s Board of Directors periodically reviews and discusses enterprise risk management processes, and it focuses on the Company’s material financial and accounting risk exposures and the steps management has undertaken to control them. In addition, the Environmental and Operations Committee of the Company's Board of Directors has the role of overseeing risks associated with the Company’s legal and regulatory compliance in its operations including environmental compliance, energy resources, transmission and distribution operations, employee safety performance, and

AVISTA CORPORATION

corporate security, including technology risks. Our Risk Management and Environmental and Operations Committees review the status of risk exposures through regular reports and meetings. Nonetheless, adverse changes in commodity prices, generating capacity, customer loads, regulation and other factors may result in losses of earnings, cash flows and/or fair values.
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

Interest Rate Risk
We are affected by fluctuating interest rates related to a portion of our existing debt, our future borrowing requirements, and our pension and other post-retirement benefit obligations. The Finance Committee of our Board of Directors periodically reviews and discusses interest rate risk management processes, and it focuses on the steps management has undertaken to control it. Our Risk Management Committee also reviews our interest risk management plan. We manage interest rate exposure by limiting our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. We also hedge a portion of our interest rate risk with financial derivative instruments, which may include interest rate swaps and U.S. Treasury lock agreements.
These interest rate swap agreements are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances.
As of December 31, 2013, we had interest rate swap agreements with a total notional amount of $245.0 million with mandatory cash settlement dates in 2014 through 2018. In anticipation of issuing long-term debt in future years, we entered into four interest rate swap agreements in January 2014, with a total notional amount of $70.0 million and mandatory cash settlement dates ranging from 2015 to 2018.
As of December 31, 2013, we had a current derivative asset of $14.0 million and a long-term derivative asset of $19.6 million, with an offsetting regulatory liability on the Consolidated Balance Sheets in accordance with regulatory accounting practices. We estimate that a 10-basis-point increase in forward LIBOR interest rates as of December 31, 2013 would increase the interest rate swap derivative net asset by $3.3 million, while a 10-basis-point decrease would decrease the interest rate swap net asset by $3.4 million.
As of December 31, 2012, we had interest rate swap agreements with a total notional amount of $160.0 million and a current derivative liability of $1.4 million and a long-term derivative asset of $7.3 million. We estimated that a 10-basis-point increase in forward LIBOR interest rates as of December 31, 2012 would have increased the interest rate swap derivative net asset by $3.3 million, while a 10-basis-point decrease would decrease the interest rate swap net asset by $3.3 million.

AVISTA CORPORATION

In June 2013, the Company cash settled two interest rate swap contracts (notional amount of $85.0 million) and received a total of $2.9 million. The interest rate swap contracts were settled in connection with the pricing of $90.0 million of First Mortgage Bonds that were issued in August 2013. Upon settlement of interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the term of the associated debt.
The interest rate on $51.5 million of long-term debt to affiliated trusts is adjusted quarterly, reflecting current market rates. Amounts borrowed under our committed line of credit agreements have variable interest rates.
The following table shows our long-term debt (including current portion) and related weighted average interest rates, by expected maturity dates as of December 31, 2013 (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate long-term debt	$—	—	$90,000	—	$272,500	$930,500	$1,293,000	$1,384,093
Weighted average interest rate	—	—	0.84%	—	6.07%	5.30%	5.16%
Fixed rate nonrecourse long-term debt of Spokane Energy	$16,407	$1,431	$—	—	—	—	$17,838	$18,636
Weighted average interest rate	8.45%	8.45%	—	—	—	—	8.45%
Variable rate long-term debt to affiliated trusts	—	—	—	—	—	$51,547	$51,547	$37,114
Weighted average interest rate	—	—	—	—	—	1.11%	1.11%
Foreign Currency Risk
A significant portion of our utility natural gas supply (including fuel for electric generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of our short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices. The short-term natural gas transactions are typically settled within sixty days with U.S. dollars. We economically hedge a portion of the foreign currency risk by purchasing Canadian currency when such commodity transactions are initiated. This risk has not had a material effect on our financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations are included with natural gas supply costs for ratemaking. As of December 31, 2013, we had a net current derivative asset for foreign currency hedges of less than $0.1 million included in other current assets on the Consolidated Balance Sheet. As of December 31, 2013, we had entered into 23 Canadian currency forward contracts with a notional amount of $8.6 million ($9.2 million Canadian). As of December 31, 2012, we had entered into 20 Canadian currency forward contracts with a notional amount of $12.6 million ($12.5 million Canadian) with a net current derivative liability of less than $0.1 million.
Further information for derivatives and fair values is disclosed at “Note 5 of the Notes to Consolidated Financial Statements” and “Note 16 of the Notes to Consolidated Financial Statements.”
Item 8. Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm and Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Avista Corporation
Spokane, Washington
We have audited the accompanying consolidated balance sheets of Avista Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avista Corporation and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 26, 2014

CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Years Ended December 31
Dollars in thousands, except per share amounts

	2013	2012	2011
Operating Revenues:
Utility revenues	$1,402,195	$1,352,385	$1,441,522
Ecova revenues	176,761	155,664	137,848
Other non-utility revenues	39,549	38,953	40,410
Total operating revenues	1,618,505	1,547,002	1,619,780
Operating Expenses:
Utility operating expenses:
Resource costs	689,586	693,127	790,048
Other operating expenses	276,228	276,780	261,926
Depreciation and amortization	117,174	112,091	105,629
Taxes other than income taxes	88,435	83,409	83,347
Ecova operating expenses:
Other operating expenses	148,023	139,173	109,738
Depreciation and amortization	15,434	13,519	7,193
Other non-utility operating expenses:
Other operating expenses	38,651	38,041	33,117
Depreciation and amortization	581	792	778
Total operating expenses	1,374,112	1,356,932	1,391,776
Income from operations	244,393	190,070	228,004
Interest expense	78,755	76,894	73,876
Interest expense to affiliated trusts	467	541	332
Capitalized interest	(3,676)	(2,401)	(2,942)
Other income-net	(6,677)	(5,025)	(3,433)
Income before income taxes	175,524	120,061	160,171
Income tax expense	63,230	41,261	56,632
Net income	112,294	78,800	103,539
Less: Net income attributable to noncontrolling interests	(1,217)	(590)	(3,315)
Net income attributable to Avista Corporation shareholders	$111,077	$78,210	$100,224
Weighted-average common shares outstanding (thousands), basic	59,960	59,028	57,872
Weighted-average common shares outstanding (thousands), diluted	59,997	59,201	58,092
Earnings per common share attributable to Avista Corporation shareholders:
Basic	$1.85	$1.32	$1.73
Diluted	$1.85	$1.32	$1.72
 The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Years Ended December 31
Dollars in thousands

	2013	2012	2011
Net income	$112,294	$78,800	$103,539
Other Comprehensive Income (Loss):
Unrealized investment gains/(losses) - net of taxes of $(1,026), $191 and $77, respectively	(1,741)	323	134
Reclassification adjustment for realized gains on investment securities included in net income - net of taxes of $(7) and $(171), respectively	(12)	(290)	—
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $1,418, $(590) and $(778), respectively	2,634	(1,096)	(1,445)
Total other comprehensive income (loss)	881	(1,063)	(1,311)
Comprehensive income	113,175	77,737	102,228
Comprehensive income attributable to noncontrolling interests	(1,217)	(590)	(3,315)
Comprehensive income attributable to Avista Corporation shareholders	$111,958	$77,147	$98,913
The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

Avista Corporation
As of December 31
Dollars in thousands

	2013	2012
Assets:
Current Assets:
Cash and cash equivalents	$82,574	$75,464
Accounts and notes receivable-less allowances of $44,309 and $44,155, respectively	221,343	193,683
Utility energy commodity derivative assets	3,022	4,139
Regulatory asset for utility derivatives	10,829	35,082
Investments and funds held for clients	96,688	88,272
Materials and supplies, fuel stock and natural gas stored	44,946	47,455
Deferred income taxes	24,788	34,281
Income taxes receivable	7,783	2,777
Other current assets	57,706	24,641
Total current assets	549,679	505,794
Net Utility Property:
Utility plant in service	4,290,464	4,054,644
Construction work in progress	160,323	143,098
Total	4,450,787	4,197,742
Less: Accumulated depreciation and amortization	1,248,362	1,174,026
Total net utility property	3,202,425	3,023,716
Other Non-current Assets:
Investment in exchange power-net	13,883	16,333
Investment in affiliated trusts	11,547	11,547
Goodwill	76,257	75,959
Intangible assets-net of accumulated amortization of $36,634 and $26,030, respectively	39,576	46,256
Long-term energy contract receivable of Spokane Energy	40,619	52,033
Other property and investments-net	58,555	46,542
Total other non-current assets	240,437	248,670
Deferred Charges:
Regulatory assets for deferred income tax	71,421	79,406
Regulatory assets for pensions and other postretirement benefits	156,984	306,408
Other regulatory assets	102,915	103,946
Non-current utility energy commodity derivative assets	854	1,093
Non-current regulatory asset for utility derivatives	23,258	25,218
Other deferred charges	13,950	18,928
Total deferred charges	369,382	534,999
Total assets	$4,361,923	$4,313,179
The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation
As of December 31
Dollars in thousands

	2013	2012
Liabilities and Equity:
Current Liabilities:
Accounts payable	$182,088	$198,914
Client fund obligations	99,117	87,839
Current portion of long-term debt	358	50,372
Current portion of nonrecourse long-term debt of Spokane Energy	16,407	14,965
Short-term borrowings	171,000	52,000
Utility energy commodity derivative liabilities	10,875	29,515
Other current liabilities	145,495	142,544
Total current liabilities	625,340	576,149
Long-term debt	1,272,425	1,178,367
Nonrecourse long-term debt of Spokane Energy	1,431	17,838
Long-term debt to affiliated trusts	51,547	51,547
Long-term borrowings under committed line of credit	46,000	54,000
Regulatory liability for utility plant retirement costs	242,850	234,128
Pensions and other postretirement benefits	122,513	283,985
Deferred income taxes	535,343	524,877
Other non-current liabilities and deferred credits	130,318	110,215
Total liabilities	3,027,767	3,031,106
Commitments and Contingencies (See Notes to Consolidated Financial Statements)

Redeemable Noncontrolling Interests	15,889	4,938
Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 60,076,752 and 59,812,796 shares outstanding	896,993	889,237
Accumulated other comprehensive loss	(5,819)	(6,700)
Retained earnings	407,092	376,940
Total Avista Corporation shareholders’ equity	1,298,266	1,259,477
Noncontrolling Interests	20,001	17,658
Total equity	1,318,267	1,277,135
Total liabilities and equity	$4,361,923	$4,313,179
The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Years Ended December 31
Dollars in thousands

	2013	2012	2011
Operating Activities:
Net income	$112,294	$78,800	$103,539
Non-cash items included in net income:
Depreciation and amortization	133,189	126,402	113,600
Provision for deferred income taxes	23,532	21,449	24,007
Power and natural gas cost amortizations (deferrals), net	(9,408)	6,702	21,870
Amortization of debt expense	3,813	3,803	4,617
Amortization of investment in exchange power	2,450	2,450	2,450
Stock-based compensation expense	6,218	5,792	5,756
Equity-related AFUDC	(6,066)	(4,055)	(2,225)
Pension and other postretirement benefit expense	42,067	39,838	32,067
Amortization of Spokane Energy contract	11,414	10,492	9,645
Write-off of Reardan wind generation capitalized costs	2,534	—	—
Other	12,982	5,256	(4,988)
Contributions to defined benefit pension plan	(44,263)	(44,000)	(26,000)
Changes in certain current assets and liabilities:
Accounts and notes receivable	(32,675)	8,100	30,616
Materials and supplies, fuel stock and natural gas stored	2,509	4,551	(3,388)
Other current assets	(18,471)	27,258	(23,881)
Accounts payable	(8,389)	30,189	(18,032)
Other current liabilities	8,827	(6,474)	(188)
Net cash provided by operating activities	242,557	316,553	269,465
Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(294,363)	(271,187)	(239,782)
Other capital expenditures	(8,750)	(4,787)	(3,590)
Federal grant payments received	3,409	8,277	16,928
Cash paid by subsidiaries for acquisitions, net of cash received	—	(50,310)	(31,409)
Decrease (increase) in funds held for clients	1,815	(6,811)	78,561
Purchase of securities available for sale	(35,949)	(100,374)	(96,634)
Sale and maturity of securities available for sale	22,960	137,999	80
Other	(1,339)	(7,475)	(6,435)
Net cash used in investing activities	(312,217)	(294,668)	(282,281)
The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Years Ended December 31
Dollars in thousands

	2013	2012	2011
Financing Activities:
Net increase (decrease) in short-term borrowings	$119,000	$(9,000)	$(49,000)
Borrowings from Ecova line of credit	3,000	33,000	35,000
Repayment of borrowings from Ecova line of credit	(11,000)	(14,000)	—
Proceeds from issuance of long-term debt	90,000	80,000	85,000
Redemption and maturity of long-term debt	(50,462)	(11,492)	(297)
Maturity of nonrecourse long-term debt of Spokane Energy	(14,965)	(13,669)	(12,463)
Long-term debt and short-term borrowing issuance costs	(531)	(764)	(4,477)
Cash received (paid) for settlement of interest rate swap agreements	2,901	(18,547)	(10,557)
Issuance of common stock	4,609	29,079	26,463
Cash dividends paid	(73,276)	(68,552)	(63,737)
Purchase of subsidiary noncontrolling interest	(4,587)	(917)	(6,179)
Increase (decrease) in client fund obligations	11,278	(30,996)	17,782
Issuance of subsidiary noncontrolling interest	480	3,714	—
Other	323	1,061	530
Net cash provided by (used in) financing activities	76,770	(21,083)	18,065
Net increase in cash and cash equivalents	7,110	802	5,249
Cash and cash equivalents at beginning of year	75,464	74,662	69,413
Cash and cash equivalents at end of year	$82,574	$75,464	$74,662
Supplemental Cash Flow Information:
Cash paid during the year:
Interest	$75,411	$74,900	$69,083
Income taxes	44,772	8,069	26,451
Non-cash financing and investing activities:
Accounts payable for capital expenditures	12,723	21,331	20,629
Valuation adjustment for redeemable noncontrolling interests	10,704	(10,104)	4,059
Contingent consideration by subsidiary for acquisition	—	375	—
The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Avista Corporation
For the Years Ended December 31
Dollars in thousands

	2013	2012	2011
Common Stock, Shares:
Shares outstanding at beginning of year	59,812,796	58,422,781	57,119,723
Issuance of common stock through equity compensation plans	58,002	245,661	275,057
Issuance of common stock through Employee Investment Plan (401-K)	42,073	45,715	43,179
Issuance of common stock through Dividend Reinvestment Plan	163,881	167,448	177,822
Issuance of common stock	—	931,191	807,000
Shares outstanding at end of year	60,076,752	59,812,796	58,422,781
Common Stock, Amount:
Balance at beginning of year	$889,237	$855,188	$827,592
Equity compensation expense	6,002	5,716	3,635
Issuance of common stock through equity compensation plans	(878)	305	1,879
Issuance of common stock through Employee Investment Plan (401-K)	1,127	1,165	1,073
Issuance of common stock through Dividend Reinvestment Plan	4,360	4,226	4,299
Issuance of common stock, net of issuance costs	—	23,383	19,213
Equity transactions of consolidated subsidiaries	(2,855)	(746)	(2,503)
Balance at end of year	896,993	889,237	855,188
Accumulated Other Comprehensive Loss:
Balance at beginning of year	(6,700)	(5,637)	(4,326)
Other comprehensive income (loss)	881	(1,063)	(1,311)
Balance at end of year	(5,819)	(6,700)	(5,637)
Retained Earnings:
Balance at beginning of year	376,940	336,150	302,518
Net income attributable to Avista Corporation shareholders	111,077	78,210	100,224
Cash dividends paid (common stock)	(73,276)	(68,552)	(63,737)
Expiration of subsidiary noncontrolling interests redemption rights	—	23,805	—
Valuation adjustments and other noncontrolling interests activity	(7,649)	7,327	(2,855)
Balance at end of year	407,092	376,940	336,150
Total Avista Corporation shareholders’ equity	1,298,266	1,259,477	1,185,701
Noncontrolling Interests:
Balance at beginning of year	17,658	174	(600)
Net income attributable to noncontrolling interests	1,066	451	756
Deconsolidation of variable interest entity	—	(673)	—
Issuance of subsidiary noncontrolling interests	480	—	—
Purchase of subsidiary noncontrolling interests	(4,182)	(117)	—
Expiration of subsidiary noncontrolling interests redemption rights	—	17,790	—
Other	4,979	33	18
Balance at end of year	20,001	17,658	174
Total equity	$1,318,267	$1,277,135	$1,185,875
Redeemable Noncontrolling Interests:
Balance at beginning of year	$4,938	$51,809	$46,722
Net income attributable to noncontrolling interests	151	139	2,559
Issuance of subsidiary noncontrolling interests	—	3,714	—
Purchase of subsidiary noncontrolling interests	(405)	(784)	(6,179)
Expiration of subsidiary noncontrolling interests redemption rights	—	(41,595)	—
Valuation adjustments and other noncontrolling interests activity	11,205	(8,345)	8,707
Balance at end of year	$15,889	$4,938	$51,809
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Avista Corporation (Avista Corp. or the Company) is an energy company engaged in the generation, transmission and distribution of electricity and the distribution of natural gas, as well as other energy-related businesses. Avista Utilities is an operating division of Avista Corp., comprising the regulated utility operations. Avista Utilities provides electric distribution and transmission, as well as natural gas distribution, services in parts of eastern Washington and northern Idaho. Avista Utilities also provides natural gas distribution service in parts of northeastern and southwestern Oregon. Avista Utilities has generating facilities in Washington, Idaho, Oregon and Montana. The Company also supplies electricity to a small number of customers in Montana, most of whom are employees who operate one of the Montana generating facilities. Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, except Spokane Energy, LLC (Spokane Energy). Avista Capital’s subsidiaries include Ecova, Inc. (Ecova), a 80.2 percent owned subsidiary as of December 31, 2013. Ecova is a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 23 for business segment information.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Significant estimates include:

•	determining the market value of energy commodity derivative assets and liabilities,

•	pension and other postretirement benefit plan obligations,

•	contingent liabilities,

•	goodwill impairment testing,

•	recoverability of regulatory assets, and

•	unbilled revenues.
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

AVISTA CORPORATION

amount of energy delivered to customers since the date of the last meter reading is estimated and the corresponding unbilled revenue is estimated and recorded.
Accounts receivable includes unbilled energy revenues of the following amounts as of December 31 (dollars in thousands):

	2013	2012
Unbilled accounts receivable	$81,059	$77,298
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
Other Non-Utility Revenues
Revenues from the other businesses are primarily derived from the operations of Advanced Manufacturing and Development (doing business as METALfx) and are recognized when the risk of loss transfers to the customer, which occurs when products are shipped.
Advertising Expenses
The Company expenses advertising costs as incurred. Advertising expenses were not a material portion of the Company’s operating expenses in 2013, 2012 and 2011.
Depreciation
For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing composite rates for utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives. For utility operations, the ratio of depreciation provisions to average depreciable property was as follows for the years ended December 31:

	2013	2012	2011
Ratio of depreciation to average depreciable property	2.90%	2.92%	2.92%
The average service lives for the following broad categories of utility plant in service are:

•	electric thermal production - 41 years,

•	hydroelectric production - 79 years,

•	electric transmission - 56 years,

•	electric distribution - 36 years, and

•	natural gas distribution property - 48 years.
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

	2013	2012	2011
Utility taxes	$55,565	$53,716	$55,739

AVISTA CORPORATION

Allowance for Funds Used During Construction
The Allowance for Funds Used During Construction (AFUDC) represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. As prescribed by regulatory authorities, AFUDC is capitalized as a part of the cost of utility plant and the debt related portion is credited against total interest expense in the Consolidated Statements of Income in the line item “capitalized interest.” The equity related portion of AFUDC is included in the Consolidated Statement of Income in the line item “other income-net.” The Company is permitted, under established regulatory rate practices, to recover the capitalized AFUDC, and a reasonable return thereon, through its inclusion in rate base and the provision for depreciation after the related utility plant is placed in service. Cash inflow related to AFUDC does not occur until the related utility plant is placed in service and included in rate base. The effective AFUDC rate was the following for the years ended December 31:

	2013	2012	2011
Effective AFUDC rate	7.64%	7.62%	7.91%

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
Stock-Based Compensation
Compensation cost relating to share-based payment transactions is recognized in the Company’s financial statements based on the fair value of the equity or liability instruments issued and recorded over the requisite service period. See Note 19 for further information.
Other Income - Net
Other Income - net consisted of the following items for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Interest income	$(754)	$(944)	$(1,327)
Interest on regulatory deferrals	(126)	(68)	(89)
Equity-related AFUDC	(6,066)	(4,055)	(2,225)
Net loss on investments	3,378	3,343	488
Other income	(3,109)	(3,301)	(280)
Total	$(6,677)	$(5,025)	$(3,433)
Earnings per Common Share Attributable to Avista Corporation Shareholders
Basic earnings per common share attributable to Avista Corporation shareholders is computed by dividing net income attributable to Avista Corporation shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share attributable to Avista Corporation shareholders is calculated by dividing net income attributable to Avista Corporation shareholders (adjusted for the effect of potentially dilutive securities issued by subsidiaries) by diluted weighted average common shares outstanding during the period, including common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalent shares include shares issuable upon exercise of stock options and contingent stock awards. See Note 18 for earnings per common share calculations.
Cash and Cash Equivalents
For the purposes of the Consolidated Statements of Cash Flows, the Company considers all temporary investments with a maturity of three months or less when purchased to be cash equivalents.

AVISTA CORPORATION

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

	2013	2012	2011
Allowance as of the beginning of the year	$44,155	$43,958	$44,883
Additions expensed during the year	5,099	4,213	5,232
Net deductions	(4,945)	(4,016)	(6,157)
Allowance as of the end of the year	$44,309	$44,155	$43,958
Materials and Supplies, Fuel Stock and Natural Gas Stored
Inventories of materials and supplies, fuel stock and natural gas stored are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of December 31 (dollars in thousands):

	2013	2012
Materials and supplies	$28,747	$26,058
Fuel stock	3,170	4,121
Natural gas stored	13,029	17,276
Total	$44,946	$47,455
Investments and Funds Held for Clients and Client Fund Obligations
In connection with the bill paying services, Ecova collects funds from its clients and remits the funds to the appropriate utility or other service provider. Some of the funds collected are invested by Ecova and classified as investments and funds held for clients, and a related liability for client fund obligations is recorded. Investments and funds held for clients include cash and cash equivalent investments, money market funds and investment securities classified as available for sale. Ecova does not invest the funds directly for the clients' benefit; therefore, Ecova bears the risk of loss associated with the investments. Investments and funds held for clients as of December 31, 2013 are as follows (dollars in thousands):

	Amortized Cost (1)	Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents	$16,147	$—	$16,147
Money market funds	11,180	—	11,180
Securities available for sale:
U.S. government agency	63,633	(2,555)	61,078
Municipal	3,497	21	3,518
Corporate fixed income – financial	3,000	—	3,000
Corporate fixed income – industrial	753	12	765
Certificates of deposit	1,000	—	1,000
Total securities available for sale	71,883	(2,522)	69,361
Total investments and funds held for clients	$99,210	$(2,522)	$96,688
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
Investments and funds held for clients are classified as a current asset since these funds are held for the purpose of satisfying the client fund obligations. As of December 31, 2013 and 2012 approximately 95 percent and 97 percent of the investment portfolio, respectively, was rated AA-, Aa3 and higher by nationally recognized statistical rating organizations. All fixed income securities were rated as investment grade as of December 31, 2013 and 2012.
Ecova management reviews its investments continuously for indicators of other-than-temporary impairment. To make this determination, management employs a methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, credit quality of instrument issuers, the length of time and extent to which the fair value is less than cost, and whether it has plans to sell the security or it is more-likely-than not that the Company will be required to sell the security before recovery. Management also considers specific adverse conditions related to the financial health of and specific prospects for the issuer as well as other cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in earnings and a new cost basis in the investment is established. Based on management’s analysis, securities available for sale do not meet the criteria for other-than-temporary impairment as of December 31, 2013.
The following is a summary of the disposition of available-for-sale securities during the years ended December 31 (dollars in thousands):

	2013	2012
Proceeds from sales, maturities and calls	$22,960	$137,999
Gross realized gains	19	461
Gross realized losses	—	—
Contractual maturities of securities available for sale as of December 31, 2013 and 2012 are as follows (dollars in thousands):

	Due within 1 year	After 1 but within 5 years	After 5 but within 10 years	After 10 years	Total
December 31, 2013	$5,382	$12,745	$48,310	$2,924	$69,361
December 31, 2012	3,047	11,786	41,485	3,003	59,321
Actual maturities may differ due to call or prepayment rights and the effective maturity was 3.0 years as of December 31, 2013 and 1.9 years as of December 31, 2012.
Utility Plant in Service
The cost of additions to utility plant in service, including an allowance for funds used during construction and replacements of units of property and improvements, is capitalized. The cost of depreciable units of property retired plus the cost of removal less salvage is charged to accumulated depreciation.

AVISTA CORPORATION

Asset Retirement Obligations
The Company recovers certain asset retirement costs through rates charged to customers as a portion of its depreciation expense for which the Company has not recorded asset retirement obligations (see Note 8). The Company has estimated retirement costs (that do not represent legal or contractual obligations) included as a regulatory liability on the Consolidated Balance Sheets of the following amounts as of December 31 (dollars in thousands):

	2013	2012
Regulatory liability for utility plant retirement costs	$242,850	$234,128
Goodwill
Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment using a combination of discounted cash flow models and a market approach on at least an annual basis or more frequently if impairment indicators arise. The Company completed its annual evaluation of goodwill for potential impairment as of December 31, 2013 for Ecova and as of November 30, 2013 for the other businesses and determined that goodwill was not impaired at that time.
The changes in the carrying amount of goodwill are as follows (dollars in thousands):

	Ecova	Other	Accumulated Impairment Losses	Total
Balance as of January 1, 2012	$33,799	$12,979	$(7,733)	$39,045
Goodwill acquired during the year	33,484	—	—	33,484
Adjustments	3,430	—	—	3,430
Balance as of the December 31, 2012	70,713	12,979	(7,733)	75,959
Adjustments	298	—	—	298
Balance as of the December 31, 2013	$71,011	$12,979	$(7,733)	$76,257
The goodwill acquired in 2012 was related to Ecova's acquisition of LPB Energy Management (LPB) effective January 31, 2012. The adjustment to goodwill in 2012 represents purchase accounting adjustments for Ecova's acquisition of Prenova, Inc. in 2011 based upon final review of the fair market values of relevant assets and liabilities identified as of the acquisition date. The primary cause of the revisions was due to a net operating loss study and a change in the value of customer relationships. The adjustment to goodwill in 2013 represents a purchase accounting adjustment for Ecova's acquisition of LPB based upon final review of the fair market value of the noncontrolling interests associated with a portion of the LPB business and based on review of the fair market value of the client relationship intangible asset. The 2013 adjustment also includes a purchase accounting adjustment for Prenova, Inc. associated with the calculation of deferred tax assets.
Intangible Assets
Amortization expense related to Intangible Assets was as follows for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Intangible asset amortization	$11,828	$10,435	$4,682
The following table details the estimated amortization expense for the next five years related to Intangible Assets (dollars in thousands):

	2014	2015	2016	2017	2018
Estimated amortization expense	$10,677	$8,720	$7,599	$6,795	$2,758

AVISTA CORPORATION

The gross carrying amount and accumulated amortization of Intangible Assets as of December 31, 2013 and 2012 are as follows (dollars in thousands):

	Estimated Useful Lives	2013	2012
Client relationships	2 - 12 years	$33,562	$32,059
Software development costs	3 - 7 years	39,327	33,990
Other	1 - 10 years	3,321	6,237
Total intangible assets		76,210	72,286
Client relationships accumulated amortization		(12,336)	(7,793)
Software development costs accumulated amortization		(21,861)	(16,557)
Other accumulated amortization		(2,437)	(1,680)
Total accumulated amortization		(36,634)	(26,030)
Total intangible assets - net		$39,576	$46,256
As of December 31, 2013 and December 31, 2012, all of the intangible assets reported above are associated with Ecova.
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
Fair Value Measurements
Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Energy commodity derivative assets and liabilities, investments and funds held for clients, deferred compensation assets, as well as derivatives related to interest rate swap agreements and foreign currency exchange contracts, are reported at estimated fair value on the Consolidated Balance Sheets. See Note 16 for the Company’s fair value disclosures.
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
See Note 22 for further details of regulatory assets and liabilities.
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
Redeemable Noncontrolling Interests
Certain option holders of Ecova have the right to put their shares back to Ecova at their discretion during an annual put window. Stock options and other outstanding redeemable stock are valued at their maximum redemption amount which is equal to their intrinsic value (fair value less exercise price) (see Note 19 for further information).
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consisted of the following as of December 31 (dollars in thousands):

	2013	2012
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $(2,280) and $(3,698), respectively	$(4,233)	$(6,867)
Unrealized gain (loss) on securities available for sale - net of taxes of $(936) and $97, respectively	(1,586)	167
Total accumulated other comprehensive loss	$(5,819)	$(6,700)

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2013 (dollars in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in Statement of Income
Realized gains on investment securities	$19	Other income-net
	19	Total before tax
	(7)	Tax expense
	$12	Net of tax
Amortization of defined benefit pension items
Amortization of net prior service cost	$(10,681)	(a)
Amortization of net loss	(142,794)	(a)
Adjustment due to effects of regulation	149,423	(a)
	(4,052)	Total before tax
	1,418	Tax benefit
	$(2,634)	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9 for additional details).
Appropriated Retained Earnings
In accordance with the hydroelectric licensing requirements of section 10(d) of the Federal Power Act (FPA), the Company maintains an appropriated retained earnings account for any earnings in excess of the specified rate of return on the Company's investment in the licenses for its various hydro projects. The rate of return on investment is specified in the various hydroelectric licensing agreements for the Clark Fork River and Spokane River. Per section 10(d) of the FPA, the Company must maintain these excess earnings in an appropriated retained earnings account until the termination of the licensing agreements or apply them to reduce the net investment in the licenses of the hydroelectric projects at the discretion of the FERC. The appropriated retained earnings amounts included in retained earnings were as follows as of December 31 (dollars in thousands):

	2013	2012
Appropriated retained earnings	$9,714	$1,548
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
Voluntary Severance Incentive Program
At December 31, 2012, the Company accrued total severance costs of $7.3 million (pre-tax) related to the voluntary termination of 55 employees. The total severance costs were made up of the severance payments and the related payroll taxes and employee benefit costs. All terminations under the voluntary severance incentive program were completed by December 31, 2012. The cost of the program was recognized as expense during the fourth quarter of 2012 and severance pay was distributed in a single lump sum cash payment to each participant during January 2013. As of December 31, 2013, there was no remaining liability accrued.
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

AVISTA CORPORATION

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
Avista Corp. has a variable interest in the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. Accordingly, neither the Lancaster Plant nor Rathdrum Power LLC is included in Avista Corp.’s consolidated financial statements. The Company has a future contractual obligation of approximately $298 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.
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
The Company evaluated this agreement to determine if it has a variable interest which must be consolidated. Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Palouse Wind facility due to the fact that it

AVISTA CORPORATION

pays a fixed price per MWh, which represents the only financial obligation, and does not have any input into the management of the day-to-day operations of the facility. Accordingly, Palouse Wind is not included in Avista Corp.’s consolidated financial statements. The Company has a future contractual obligation of approximately $604 million under the PPA (representing the charges associated with purchasing the energy and renewable attributes through 2042) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.
NOTE 4. BUSINESS ACQUISITIONS
Alaska Energy and Resources Company - Avista Corporation
On November 4, 2013, the Company entered into an agreement and plan of merger (Merger Agreement) with AERC, a privately-held company based in Juneau, Alaska. When the transaction is completed, AERC will become a wholly-owned subsidiary of Avista Corp.
The primary subsidiary of AERC is AEL&P, the sole provider of electric services to approximately 16,000 customers in the City and Borough of Juneau, Alaska. In 2012, AEL&P had annual revenues of $42 million, a total rate base of $111 million and had 60 full-time employees. The utility has a firm retail peak load of approximately 80 MW. AEL&P owns four hydroelectric generating facilities, having a total present capacity of 24.7 MW, and has a power purchase commitment for the output of the Snettisham hydroelectric project, having a present capacity of 78 MW, for a total hydroelectric capacity of 102.7 MW. AEL&P is not interconnected to any other electric system; therefore, the utility has 93.9 MW of diesel generating present capacity to provide back-up service to firm customers when necessary.
In addition to the regulated utility, AERC owns the AJT Mining subsidiary, which is an inactive mining company holding certain mining properties.
The merger consideration at closing will be $170 million, less AERC's indebtedness and is subject to other customary closing adjustments (Merger Consideration). The transaction will be funded primarily through the issuance of Avista Corp. common stock to the shareholders of AERC. The transaction is expected to close by July 1, 2014, following the receipt of necessary regulatory approvals, the approval of the merger transaction by the requisite number of AERC shareholders and the satisfaction of other closing conditions. Avista Corp. shareholder approval is not required.
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
The Representative Reimbursement Amount is a $500,000 cash payment to be made by Avista Corp. at the Closing to the Shareholders’ Representative account. The purpose of the Representative Reimbursement Amount is to reimburse the Shareholders’ Representative for expenses incurred by the Shareholders’ Representative in acting for the current shareholders of AERC in connection with the Merger. The total Merger Consideration will be reduced by the Representative Reimbursement Amount.
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
The Merger Agreement has been approved by Avista Corp.'s and AERC's Boards of Directors, the UTC, the U.S. Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice, but the consummation of the transaction is subject to the satisfaction or waiver of specified closing conditions, including:

•	the registration under the Securities Act of 1933 of the shares of common stock that will be issued to AERC shareholders;

AVISTA CORPORATION

•	the approval of such shares for listing on the New York Stock Exchange;

•	the approval of the merger transaction by the requisite number of AERC shareholders;

•
the receipt of regulatory approvals and other consents required to consummate the merger transaction, including, among others, approvals from the RCA, the IPUC, the OPUC and any other applicable regulatory bodies on the terms and conditions specified in the definitive purchase agreement;

•	the absence of the occurrence of a material adverse effect (as defined in the Merger Agreement) relating to either AERC or Avista Corp. after the date of the signed agreement; and

•	other customary closing conditions.
The Merger Agreement also provides for customary termination rights for each of the Company and AERC, including the right for either party to terminate if the Merger has not been consummated by December 31, 2014 provided, however, that the failure of the Merger to have been consummated on or before December 31, 2014 was not caused by the failure of such party or any affiliate of such party to perform any of its obligations under the Merger Agreement. Upon termination of the Merger Agreement in accordance with its terms, there will be no further liability under the agreement except that nothing shall relieve any party thereto from liability for any breach of the agreement.
There may be certain commitments and contingencies that will be assumed when the merger transaction is consummated; however, Avista Corp. has not fully completed its evaluation of all the potential commitments and contingencies as of the date of this filing.
For the year ended December 31, 2013, Avista Corp. incurred $1.6 million (pre-tax) of transaction related fees which have been expensed and presented in the Consolidated Statements of Income in other operating expenses within utility operating expenses. Avista Corp. expects to incur additional transaction related fees upon consummation of the transaction.
Prenova and LPB Energy Management (LPB) - Subsidiary Acquisitions
On November 30, 2011, Ecova acquired all of the capital stock of Prenova, Inc. (Prenova), an Atlanta-based energy management company. The cash paid for the acquisition of Prenova of $35.7 million was funded primarily through borrowings under Ecova’s committed credit agreement. The acquired assets and assumed liabilities of Prenova were recorded at their respective estimated fair values as of the date of acquisition. These intangible assets are included in intangible assets on the Consolidated Balance Sheets. The results of operations of Prenova are included in the consolidated financial statements beginning December 1, 2011.
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
At the time of the LPB acquisition, the Company recorded a contingent liability of $0.4 million related to additional purchase price payments the sellers had the potential to receive of $0.5 million in 2012, $1.0 million in 2013 and $1.5 million in 2014. The sellers of LPB did not receive the additional purchase price payments in 2012 and 2013. The sellers still have the potential to receive additional purchase price payments in the amount of $1.5 million in 2014; however, based on management's assessment of the probability that the revenue thresholds will be achieved, there is no contingent liability recorded as of December 31, 2013. There was an estimated contingent liability of $0.3 million recorded as of December 31, 2012 associated with these additional purchase price payments.
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

AVISTA CORPORATION

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
As part of our resource procurement and management operations in the electric business, the Company engages in an ongoing process of resource optimization, which involves the economic selection from available energy resources to serve the Company's load obligations and the use of these resources to capture available economic value. The Company transacts in wholesale markets by selling and purchasing electric capacity and energy, fuel for electric generation, and contracts related to capacity, energy and fuel. Such transactions are part of the process of matching resources with load obligations and hedging the related financial risks. These transactions range from terms of intra-hour up to multiple years.
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
Avista Utilities’ optimization process includes entering into hedging transactions to manage risks. Transactions include both physical energy contracts and related derivative financial instruments.
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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of December 31, 2013 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs
2014	769	2,156	29,642	145,719	509	3,116	3,504	105,433
2015	397	1,043	4,973	73,580	222	2,542	—	46,840
2016	397	—	2,505	46,150	287	1,634	—	21,320
2017	397	—	675	—	286	—	—	—
2018	397	—	—	—	286	—	—	—
Thereafter	235	—	—	—	158	—	—	—

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
Foreign Currency Exchange Contracts
A significant portion of Avista Utilities’ natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within 60 days with U.S. dollars. Avista Utilities hedges a portion of the foreign currency risk by purchasing Canadian currency contracts when such commodity transactions are initiated. This risk has not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations were included with natural gas supply costs for ratemaking. The following table summarizes the foreign currency hedges that the Company has entered into as of December 31 (dollars in thousands):

	2013	2012
Number of contracts	23	20
Notional amount (in United States dollars)	$8,631	$12,621
Notional amount (in Canadian dollars)	9,191	12,502
Interest Rate Swap Agreements
Avista Corp. is affected by fluctuating interest rates related to a portion of its existing debt, and future borrowing requirements. The Finance Committee of the Board of Directors periodically reviews and discusses interest rate risk management processes, and it focuses on the steps management has undertaken to control it. The Risk Management Committee also reviews the interest risk management plan. Avista Corp. manages interest rate exposure by limiting the variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. The Company also hedges a portion of its interest rate risk with financial derivative instruments, which may include interest rate swaps and U.S. Treasury lock agreements. These interest rate swaps and U.S. Treasury lock agreements are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances.

AVISTA CORPORATION

The following table summarizes the interest rate swaps that the Company has entered into as of December 31 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
December 31, 2013	2	$50,000	2014
	2	45,000	2015
	2	40,000	2016
	1	15,000	2017
	4	95,000	2018
December 31, 2012	2	85,000	2013
	2	50,000	2014
	1	25,000	2015
In June 2013, the Company cash settled two interest rate swap contracts (notional amount of $85.0 million) and received a total of $2.9 million. The interest rate swap contracts were settled in connection with the pricing of $90.0 million of First Mortgage Bonds that were issued in August 2013 (see Note 13). Upon settlement of interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the term of the associated debt.
The following table presents the fair values and locations of derivative instruments recorded on the Consolidated Balance Sheet as of December 31, 2013 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netting	Net Asset (Liability) in Balance Sheet	Gross Assets Not Offset	Gross Liabilities Not Offset	Net Asset (Liability)
Foreign currency contracts	Other current assets	$7	$(6)	$—	$1	$—	$—	$1
Interest rate contracts	Other current assets	13,968	—	—	13,968	—	—	13,968
Interest rate contracts	Other property and investments - net	19,575	—	—	19,575	—	—	19,575
Commodity contracts (1)	Current utility energy commodity derivative assets	7,416	(4,394)	—	3,022	—	—	3,022
Commodity contracts (1)	Non-current utility energy commodity derivative assets	7,610	(6,756)	—	854	—	—	854
Commodity contracts (1)	Current utility energy commodity derivative liabilities	23,455	(37,306)	2,976	(10,875)	—	—	(10,875)
Commodity contracts (1)	Other non-current liabilities and deferred credits	17,101	(41,213)	5,756	(18,356)	—	—	(18,356)
Total derivative instruments recorded on the balance sheet		$89,132	$(89,675)	$8,732	$8,189	$—	$—	$8,189

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

(1)
Avista Corp. has a master netting agreement that governs the transactions of multiple affiliated legal entities under this single master netting agreement. This master netting agreement allows for cross-commodity netting (i.e. netting physical power, physical natural gas, and financial transactions) and cross-affiliate netting for the parties to the agreement. Avista Corp. performs cross-commodity netting for each legal entity that is a party to the master netting agreement for presentation in the Consolidated Balance Sheets; however, Avista Corp. does not perform cross-affiliate netting because the Company believes that cross-affiliate netting may not be enforceable. Therefore, the requirements for cross-affiliate netting under ASC 210-20-45 are not applicable for Avista Corp. As of December 31, 2013, all derivatives for each affiliated entity under this master netting agreement were in a net liability position. As such, there is no additional netting which requires disclosure.

Exposure to Demands for Collateral
The Company's derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement, in the event of a downgrade in the Company's credit ratings or changes in market prices. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against the Company's credit facilities and cash. The Company actively monitors the exposure to possible collateral calls and takes steps to mitigate capital requirements. As of December 31, 2013, the Company had cash deposited as collateral of $26.1 million and letters of credit of $20.3 million outstanding related to its energy derivative contracts. The Consolidated Balance Sheet at December 31, 2013 reflects the offsetting of $8.7 million of cash collateral against net derivative positions where a legal right of offset exists. As of December 31, 2012, the Company had cash deposited as collateral of $10.1 million and letters of credit of $28.1 million outstanding related to its energy derivative contracts. The Consolidated Balance Sheet at December 31, 2012 reflects the offsetting of $9.7 million of cash collateral against net derivative positions where a legal right of offset exists.
Certain of the Company’s derivative instruments contain provisions that require the Company to maintain an investment grade credit rating from the major credit rating agencies. If the Company’s credit ratings were to fall below “investment grade,” it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31,

AVISTA CORPORATION

2013 was $13.3 million. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2013, the Company could have been required to post $12.6 million of additional collateral to its counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2012 was $35.9 million. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2012, the Company could have been required to post $25.8 million of additional collateral to its counterparties.
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
We enter into bilateral transactions between Avista Corp. and various counterparties. We also trade energy and related derivative instruments through clearinghouse exchanges.
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

	2013	2012
Utility plant in service	$349,781	$344,958
Accumulated depreciation	(239,538)	(234,126)
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
The balances of the major classifications of property, plant and equipment are detailed in the following table as of December 31 (dollars in thousands):

	2013	2012
Avista Utilities:
Electric production	$1,141,790	$1,112,670
Electric transmission	569,056	546,019
Electric distribution	1,284,428	1,217,827
Electric construction work-in-progress (CWIP) and other	276,582	244,761
Electric total	3,271,856	3,121,277
Natural gas underground storage	41,248	40,890
Natural gas distribution	762,044	704,839
Natural gas CWIP and other	47,751	57,745
Natural gas total	851,043	803,474
Common plant (including CWIP)	327,888	272,991
Total Avista Utilities	4,450,787	4,197,742
Ecova (1)	31,865	30,138
Other (1)	20,132	22,690
Total	$4,502,784	$4,250,570

(1)
Included in other property and investments-net on the Consolidated Balance Sheets. Accumulated depreciation was $26.4 million as of December 31, 2013 and $23.4 million as of December 31, 2012 for Ecova and $11.4 million as of December 31, 2013 and $13.7 million as of December 31, 2012 for the other businesses. The decrease in accumulated depreciation for the other businesses was due to the retirement of a fully depreciated asset during 2013.

NOTE 8. ASSET RETIREMENT OBLIGATIONS
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
Specifically, the Company has recorded liabilities for future asset retirement obligations to:

•	restore ponds at Colstrip,

•	cap a landfill at the Kettle Falls Plant,

•	remove plant and restore the land at the Coyote Springs 2 site at the termination of the land lease,

•	remove asbestos at the corporate office building, and

•	dispose of PCBs in certain transformers.

AVISTA CORPORATION

Due to an inability to estimate a range of settlement dates, the Company cannot estimate a liability for the:

•	removal and disposal of certain transmission and distribution assets, and

•	abandonment and decommissioning of certain hydroelectric generation and natural gas storage facilities.
The following table documents the changes in the Company’s asset retirement obligation during the years ended December 31 (dollars in thousands):

	2013	2012	2011
Asset retirement obligation at beginning of year	$3,168	$3,513	$3,887
Liability settled	(263)	(559)	(612)
Accretion expense (income)	(46)	214	238
Asset retirement obligation at end of year	$2,859	$3,168	$3,513
NOTE 9. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company has a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $44.3 million in cash to the pension plan in 2013, $44.0 million in 2012 and $26.0 million in 2011. The Company expects to contribute $32.0 million in cash to the pension plan in 2014.
In October 2013, the Company revised its defined benefit pension plan such that as of January 1, 2014 the plan is closed to all non-union employees hired or rehired by the Company on or after January 1, 2014. All actively employed non-union employees that were hired prior to January 1, 2014 and are currently covered under the defined benefit pension plan will continue accruing benefits as originally specified in the plan. A new and separate defined contribution 401(k) plan replaced the defined benefit pension plan for all non-union employees hired or rehired on or after January 1, 2014. Under the new defined contribution plan, the Company provides a non-elective contribution as a percentage of each employee's pay based on his or her age. This new defined contribution plan is in addition to the existing 401(k) plan in which the Company matches a portion of the pay deferred by each participant. In addition to the above changes, the Company has also revised its lump sum calculation from its previous lump sum calculation for non-union participants who retire under the defined benefit pension plan to provide non-union retirees on or after January 1, 2014 with a lump sum amount equivalent to the present value of the annuity based upon applicable discount rates.
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
The Company expects that benefit payments under the pension plan and the SERP will total (dollars in thousands):

	2014	2015	2016	2017	2018	Total 2019-2023
Expected benefit payments	$25,176	$26,735	$27,731	$28,880	$30,379	$172,887
The expected long-term rate of return on plan assets is based on past performance and economic forecasts for the types of investments held by the plan. In selecting a discount rate, the Company considers yield rates for highly rated corporate bond portfolios with maturities similar to that of the expected term of pension benefits.
The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services. The Company elected to amortize the transition obligation of $34.5 million over a period of 20 years, beginning in 1993. In October 2013, the Company revised the health care benefit plan such that beginning on January 1, 2020, the method for calculating health insurance premiums for non-union retirees under age 65 and active Company employees was revised. The revisions resulted in separate health insurance premium calculations for each group. In addition, for non-union employees hired or rehired on or after January 1, 2014, upon retirement the Company no longer provides a contribution towards his or her medical premiums. The Company will provide access to its retiree medical plan, but the non-union employees hired or rehired on or after January 1, 2014 will pay the full cost of premiums upon retirement.

AVISTA CORPORATION

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
The Company expects that benefit payments under other postretirement benefit plans will total (dollars in thousands):

	2014	2015	2016	2017	2018	Total 2019-2023
Expected benefit payments	$6,969	$6,707	$7,056	$7,120	$7,247	$35,121
The Company expects to contribute $7.0 million to other postretirement benefit plans in 2014, representing expected benefit payments to be paid during the year. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

AVISTA CORPORATION

The following table sets forth the pension and other postretirement benefit plan disclosures as of December 31, 2013 and 2012 and the components of net periodic benefit costs for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation as of beginning of year	$584,619	$494,192	$132,541	$104,730
Service cost	19,045	15,551	4,144	2,804
Interest cost	23,896	24,349	5,216	5,056
Actuarial (gain)/loss	(78,234)	72,170	(18,017)	24,543
Plan change	277	—	(10,788)	—
Transfer of accrued vacation	—	—	1,189	336
Benefits paid	(22,599)	(21,643)	(6,036)	(4,928)
Benefit obligation as of end of year	$527,004	$584,619	$108,249	$132,541
Change in plan assets:
Fair value of plan assets as of beginning of year	$406,061	$328,150	$25,288	$22,455
Actual return on plan assets	52,502	54,318	4,444	2,833
Employer contributions	44,263	44,000	—	—
Benefits paid	(21,324)	(20,407)	—	—
Fair value of plan assets as of end of year	$481,502	$406,061	$29,732	$25,288
Funded status	$(45,502)	$(178,558)	$(78,517)	$(107,253)
Unrecognized net actuarial loss	107,043	223,308	56,885	94,202
Unrecognized prior service cost	278	319	(707)	(856)
Prepaid (accrued) benefit cost	61,819	45,069	(22,339)	(13,907)
Additional liability	(107,321)	(223,627)	(56,178)	(93,346)
Accrued benefit liability	$(45,502)	$(178,558)	$(78,517)	$(107,253)
Accumulated pension benefit obligation	$464,432	$505,695	—	—
Accumulated postretirement benefit obligation:
For retirees			$52,384	$49,232
For fully eligible employees			$24,320	$35,570
For other participants			$31,545	$47,739
Included in accumulated other comprehensive loss (income) (net of tax):
Unrecognized prior service cost	$180	$207	$(7,472)	$(556)
Unrecognized net actuarial loss	69,578	145,150	43,988	61,231
Total	69,758	145,357	36,516	60,675
Less regulatory asset	(64,925)	(138,184)	(37,116)	(60,981)
Accumulated other comprehensive loss (income)	$4,833	$7,173	$(600)	$(306)

AVISTA CORPORATION

	Pension Benefits		Other Post- retirement Benefits
	2013	2012	2013	2012
Weighted average assumptions as of December 31:
Discount rate for benefit obligation	5.10%	4.15%	5.02%	4.15%
Discount rate for annual expense	4.15%	5.04%	4.15%	4.98%
Expected long-term return on plan assets	6.60%	6.95%	6.35%	6.55%
Rate of compensation increase	4.96%	4.89%
Medical cost trend pre-age 65 – initial			7.00%	7.00%
Medical cost trend pre-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year pre-age 65			2020	2019
Medical cost trend post-age 65 – initial			7.50%	7.50%
Medical cost trend post-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year post-age 65			2021	2021

	Pension Benefits			Other Post-retirement Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$19,045	$15,551	$12,936	$4,144	$2,804	$1,805
Interest cost	23,896	24,349	24,134	5,216	5,056	4,126
Expected return on plan assets	(27,671)	(23,810)	(23,115)	(1,606)	(1,471)	(1,601)
Transition obligation recognition	—	—	—	—	505	505
Amortization of prior service cost	319	346	475	(149)	(149)	(149)
Net loss recognition	13,199	11,637	9,493	5,674	5,020	3,458
Net periodic benefit cost	$28,788	$28,073	$23,923	$13,279	$11,765	$8,144
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
Pension plan assets are invested in mutual funds, trusts and partnerships that hold marketable debt and equity securities, real estate, absolute return and commodity funds. In seeking to obtain the desired return to fund the pension plan, the investment consultant recommends allocation percentages by asset classes. These recommendations are reviewed by the internal benefits committee, which then recommends their adoption by the Finance Committee. The Finance Committee has established target investment allocation percentages by asset classes and also investment ranges for each asset class. The target investment allocation percentages are typically the midpoint of the established range. The target investment allocation percentages by asset classes are indicated in the table below:

	2013	2012
Equity securities	47%	51%
Debt securities	31%	31%
Real estate	6%	5%
Absolute return	12%	10%
Other	4%	3%

AVISTA CORPORATION

The market-related value of pension plan assets invested in debt and equity securities was based primarily on fair value (market prices). The fair value of investment securities traded on a national securities exchange is determined based on the reported last sales price; securities traded in the over-the-counter market are valued at the last reported bid price. Investment securities for which market prices are not readily available or for which market prices do not represent the value at the time of pricing, are fair-valued by the investment manager based upon other inputs (including valuations of securities that are comparable in coupon, rating, maturity and industry). Investments in common/collective trust funds are presented at estimated fair value, which is determined based on the unit value of the fund. Unit value is determined by an independent trustee, which sponsors the fund, by dividing the fund’s net assets by its units outstanding at the valuation date. The fair value of the closely held investments and partnership interests is based upon the allocated share of the fair value of the underlying assets as well as the allocated share of the undistributed profits and losses, including realized and unrealized gains and losses.
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
The market-related value of pension plan assets was determined as of December 31, 2013 and 2012.
The following table discloses by level within the fair value hierarchy (see Note 16 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2013 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income securities	$86,481	$310	$—	$86,791
U.S. equity securities	152,831	—	—	152,831
International equity securities	85,942	—	—	85,942
Absolute return (1)	23,599	—	—	23,599
Common/collective trusts:
Fixed income securities	—	55,872	—	55,872
Real estate	—	—	19,735	19,735
Partnership/closely held investments:
Absolute return (1)	—	—	34,151	34,151
Private equity funds (3)	—	—	377	377
Commodities (2)	—	18,331	—	18,331
Real estate	—	—	3,873	3,873
Total	$348,853	$74,513	$58,136	$481,502

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy (see Note 16 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2012 at fair value (dollars in thousands):

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

(2)	This investment is in derivatives linked to commodity indices to gain exposure to the commodity markets. These positions are fully collateralized with debt securities.

(3)	This category includes private equity funds that invest primarily in U.S. companies.
The table below discloses the summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended December 31, 2013 (dollars in thousands):

	Common/collective trusts	Partnership/closely held investments
	Real estate	Absolute return	Private equity funds	Real estate
Balance, as of January 1, 2013	$17,596	$17,755	$660	$—
Realized gains	—	—	(323)	—
Unrealized gains (losses)	2,139	2,396	345	113
Purchases (sales), net	—	14,000	(305)	3,760
Balance, as of December 31, 2013	$19,735	$34,151	$377	$3,873
The table below discloses the summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended December 31, 2012 (dollars in thousands):

	Common/collective trusts	Partnership/closely held investments
	Real estate	Absolute return	Private equity funds
Balance, as of January 1, 2012	$8,598	$16,587	$808
Realized gains (losses)	411	—	108
Unrealized gains (losses)	1,087	1,168	80
Purchases (sales), net	7,500	—	(336)
Balance, as of December 31, 2012	$17,596	$17,755	$660
The market-related value of other postretirement plan assets invested in debt and equity securities was based primarily on fair value (market prices). The fair value of investment securities traded on a national securities exchange is determined based on the last reported sales price; securities traded in the over-the-counter market are valued at the last reported bid price. Investment securities for which market prices are not readily available or for which market prices do not represent the value at the time of pricing, are fair-valued by the investment manager based upon other inputs (including valuations of securities that are comparable in coupon, rating, maturity and industry). The target asset allocation was 60 percent equity securities and 40 percent debt securities in 2013 and 62 percent equity securities and 38 percent debt securities in 2012.

AVISTA CORPORATION

The market-related value of other postretirement plan assets was determined as of December 31, 2013 and 2012.
The following table discloses by level within the fair value hierarchy (see Note 16 for a description of the fair value hierarchy) of other postretirement plan assets measured and reported as of December 31, 2013 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$4	$—	$4
Mutual funds:
Fixed income securities	11,645	—	—	11,645
U.S. equity securities	11,831	—	—	11,831
International equity securities	6,252	—	—	6,252
Total	$29,728	$4	$—	$29,732
The following table discloses by level within the fair value hierarchy (see Note 16 for a description of the fair value hierarchy) of other postretirement plan assets measured and reported as of December 31, 2012 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$6	$—	$6
Mutual funds:
Fixed income securities	9,314	—	—	9,314
U.S. equity securities	10,266	—	—	10,266
International equity securities	5,702	—	—	5,702
Total	$25,282	$6	$—	$25,288
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2013 by $3.8 million and the service and interest cost by $0.8 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2013 by $3.1 million and the service and interest cost by $0.6 million.
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
Employer matching contributions were as follows for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Employer 401(k) matching contributions	$8,579	$8,168	$7,027
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

	2013	2012
Deferred compensation assets and liabilities	$9,170	$8,806

AVISTA CORPORATION

NOTE 10. ACCOUNTING FOR INCOME TAXES
Income tax expense consisted of the following for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Taxes currently provided	$39,698	$19,812	$32,625
Deferred income tax expense	23,532	21,449	24,007
Total income tax expense	$63,230	$41,261	$56,632
A reconciliation of federal income taxes derived from statutory federal tax rates (35 percent in 2013, 2012 and 2011) applied to income before income taxes as set forth in the accompanying Consolidated Statements of Income is as follows for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Federal income taxes at statutory rates	$61,433	$42,021	$56,060
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	3,532	2,432	1,798
State income tax expense	1,967	985	687
Settlement of prior year tax returns and adjustment of tax reserves	(1,104)	(2,198)	163
Manufacturing deduction	(2,033)	(1,100)	(1,099)
Other	(565)	(879)	(977)
Total income tax expense	$63,230	$41,261	$56,632
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The total net deferred income tax liability consisted of the following as of December 31 (dollars in thousands):

	2013	2012
Deferred income tax assets:
Allowance for doubtful accounts	$12,202	$12,140
Reserves not currently deductible	6,322	5,923
Net operating loss from subsidiary acquisition	9,258	11,136
Deferred compensation	3,676	3,631
Unfunded benefit obligation	42,230	94,891
Utility energy commodity derivatives	13,303	22,953
Power and natural gas deferrals	9,226	12,490
Tax credits	11,365	19,401
Other	29,133	19,291
Total deferred income tax assets	136,715	201,856
Deferred income tax liabilities:
Intangible assets from subsidiary acquisition	4,271	5,582
Differences between book and tax basis of utility plant	521,238	494,579
Regulatory asset for pensions and other postretirement benefits	54,945	107,243
Power exchange contract	5,484	10,753
Utility energy commodity derivatives	13,305	22,954
Loss on reacquired debt	5,732	6,751
Interest rate swaps	15,097	12,308
Settlement with Coeur d’Alene Tribe	13,190	13,448
Other	14,008	18,227
Total deferred income tax liabilities	647,270	691,845
Net deferred income tax liability	$510,555	$489,989
Consolidated balance sheet classification of net deferred income taxes:
Current deferred income tax asset	$24,788	$34,281
Ecova long-term deferred income tax asset (1)	—	607
Long-term deferred income tax liability	535,343	524,877
Net deferred income tax liability	$510,555	$489,989

AVISTA CORPORATION

(1)
Ecova files its own tax return and its deferred tax assets and liabilities cannot be netted with Avista Corp.'s deferred income tax assets and liabilities. As of December 31, 2012, Ecova had a long-term deferred income tax asset that was included in other deferred charges on the Consolidated Balance Sheet. As of December 31, 2013, Ecova no longer has any long-term deferred tax assets, they are now in a liability position and are included in long-term deferred income tax liabilities on the Consolidated Balance Sheet.

As of December 31, 2013, the Company had $5.9 million of state tax credit carryforwards. State tax credits expire from 2016 to 2027. The Company recognizes the effect of state tax credits generated from utility plant as they are utilized.
The realization of deferred income tax assets is dependent upon the ability to generate taxable income in future periods. The Company evaluated available evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that deferred income tax assets will be realized.
The Company and its eligible subsidiaries file consolidated federal income tax returns. The Company also files state income tax returns in certain jurisdictions, including Idaho, Oregon and Montana. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis. The Internal Revenue Service (IRS) has completed its examination of all tax years through 2009 and all issues were resolved related to these years. The IRS has not completed an examination of the Company’s 2010 through 2012 federal income tax returns. The Company does not believe that any open tax years for federal or state income taxes could result in any adjustments that would be significant to the consolidated financial statements.
The Company did not incur any penalties on income tax positions in 2013, 2012 or 2011. The Company would recognize interest accrued related to income tax positions as interest expense and any penalties incurred as other operating expense.
The Company had net regulatory assets related to the probable recovery of certain deferred income tax liabilities from customers through future rates as of December 31 (dollars in thousands):

	2013	2012
Regulatory assets for deferred income taxes	$71,421	$79,406
NOTE 11. ENERGY PURCHASE CONTRACTS
Avista Utilities has contracts for the purchase of fuel for thermal generation, natural gas for resale and various agreements for the purchase or exchange of electric energy with other entities. The termination dates of the contracts range from one month to the year 2042. Total expenses for power purchased, natural gas purchased, fuel for generation and other fuel costs, which are included in utility resource costs in the Consolidated Statements of Income, were as follows for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Utility power resources	$524,810	$523,416	$557,619
The following table details Avista Utilities’ future contractual commitments for power resources (including transmission contracts) and natural gas resources (including transportation contracts) (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Power resources	$201,693	$125,072	$112,570	$110,405	$106,200	$874,990	$1,530,930
Natural gas resources	102,651	64,860	46,665	43,011	37,570	482,986	777,743
Total	$304,344	$189,932	$159,235	$153,416	$143,770	$1,357,976	$2,308,673
These energy purchase contracts were entered into as part of Avista Utilities’ obligation to serve its retail electric and natural gas customers’ energy requirements, including contracts entered into for resource optimization. As a result, these costs are recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost deferral and recovery mechanisms.
The above future contractual commitments for power resources include fixed contractual amounts related to the Company's contracts with certain Public Utility Districts (PUD) to purchase portions of the output of certain generating facilities. Although Avista Utilities has no investment in the PUD generating facilities, the fixed contracts obligate Avista Utilities to pay certain minimum amounts (based in part on the debt service requirements of the PUD) whether or not the facilities are operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in utility

AVISTA CORPORATION

resource costs in the Consolidated Statements of Income. The contractual amounts included above consist of Avista Utilities’ share of existing debt service cost and its proportionate share of the variable operating expenses of these projects.
In addition, Avista Utilities has operating agreements, settlements and other contractual obligations to see the output of its generating facilities and transmission and distribution services. The expenses associated with these agreements are reflected as other operating expenses in the Consolidated Statements of Income. The following table details future contractual commitments under these agreements (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations	$30,197	$27,236	$30,543	$29,199	$23,534	$211,392	$352,101
NOTE 12. COMMITTED LINES OF CREDIT
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
The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of December 31, 2013, the Company was in compliance with this covenant.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed lines of credit were as follows as of December 31 (dollars in thousands):

	2013	2012	2011
Balance outstanding at end of period	$171,000	$52,000	$61,000
Letters of credit outstanding at end of period	$27,434	$35,885	$29,030
Average interest rate at end of period	1.02%	1.12%	1.12%
As of December 31, 2013 the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Consolidated Balance Sheet.
Ecova
Ecova has a $125.0 million committed line of credit agreement with various financial institutions that has an expiration date of July 2017. The credit agreement is secured by all of Ecova's assets excluding investments and funds held for clients.
The committed line of credit agreement contains customary covenants and default provisions, including a covenant which requires that Ecova's “Consolidated Total Funded Debt to EBITDA Ratio” (as defined in the credit agreement) must be 2.50 to 1.00 or less, with provisions in the credit agreement allowing for a temporary increase of this ratio if a qualified acquisition is consummated by Ecova. In addition, Ecova's “Consolidated Fixed Charge Coverage Ratio” (as defined in the credit agreement) must be greater than 1.50 to 1.00 as of the last day of any fiscal quarter. As of December 31, 2013, Ecova was in compliance with these covenants.
Balances outstanding and interest rates of borrowings under Ecova’s credit agreements were as follows as of December 31 (dollars in thousands):

	2013	2012	2011
Balance outstanding at end of period	$46,000	$54,000	$35,000
Average interest rate at end of period	2.17%	2.21%	2.38%
As of December 31, 2013 the borrowings outstanding under Ecova's committed line of credit were classified as long-term borrowings under committed line of credit on the Consolidated Balance Sheet.

AVISTA CORPORATION

NOTE 13. LONG-TERM DEBT
The following details long-term debt outstanding as of December 31 (dollars in thousands):

Maturity Year	Description	Interest Rate	2013	2012
2013	First Mortgage Bonds	1.68%	$—	$50,000
2016	First Mortgage Bonds	0.84%	90,000	—
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (2)	(2)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
	Total secured long-term debt		1,376,700	1,336,700
	Other long-term debt and capital leases		4,630	5,092
	Settled interest rate swaps (3)		(23,560)	(27,900)
	Unamortized debt discount		(1,287)	(1,453)
	Total		1,356,483	1,312,439
	Secured Pollution Control Bonds held by Avista Corporation (1) (2)		(83,700)	(83,700)
	Current portion of long-term debt		(358)	(50,372)
	Total long-term debt		$1,272,425	$1,178,367

(1)
In December 2010, $66.7 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) due 2032, which had been held by Avista Corp. since 2008, were refunded by a new bond issue (Series 2010A). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, these bonds may be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.'s Consolidated Balance Sheets.

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

In August 2013, Avista Corp. entered into a $90.0 million term loan agreement with an institutional investor that bears an annual interest rate of 0.84 percent and matures in 2016. The term loan agreement is secured by non-transferable First Mortgage Bonds of the Company issued to the agent bank that will only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the term loan agreement. The net proceeds from the $90.0 million term loan

AVISTA CORPORATION

agreement were used to repay a portion of corporate indebtedness in anticipation of $50.0 million in First Mortgage Bonds that matured in December 2013.
The following table details future long-term debt maturities including long-term debt to affiliated trusts (see Note 14) (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Debt maturities	$—	$—	$90,000	$—	$272,500	$982,047	$1,344,547
Substantially all utility properties owned by the Company are subject to the lien of the Company’s mortgage indenture. Under the Mortgage and Deed of Trust securing the Company’s First Mortgage Bonds (including Secured Medium-Term Notes), the Company may issue additional First Mortgage Bonds in an aggregate principal amount equal to the sum of: 1) 66-2/3 percent of the cost or fair value (whichever is lower) of property additions which have not previously been made the basis of any application under the Mortgage, or 2) an equal principal amount of retired First Mortgage Bonds which have not previously been made the basis of any application under the Mortgage, or 3) deposit of cash. However, the Company may not issue any additional First Mortgage Bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless the Company’s “net earnings” (as defined in the Mortgage) for any period of 12 consecutive calendar months out of the preceding 18 calendar months were at least twice the annual interest requirements on all mortgage securities at the time outstanding, including the First Mortgage Bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2013, property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $916.3 million in aggregate principal amount of additional First Mortgage Bonds.
See Note 12 for information regarding First Mortgage Bonds issued to secure the Company’s obligations under its committed line of credit agreement.
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

	2014	2015	2016	2017	Total
Debt maturities	$16,407	$1,431	$—	$—	$17,838
NOTE 14. LONG-TERM DEBT TO AFFILIATED TRUSTS
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

	2013	2012	2011
Low distribution rate	1.11%	1.19%	1.13%
High distribution rate	1.19%	1.40%	1.40%
Distribution rate at the end of the year	1.11%	1.19%	1.40%
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

AVISTA CORPORATION

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

	2013	2012	2011
Rental expense	$8,288	$8,152	$6,463
Future minimum lease payments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31 were as follows (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Minimum payments required	$6,668	$5,293	$3,639	$3,189	$2,849	$7,998	$29,636
NOTE 16. FAIR VALUE
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
The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,054,512	$951,000	$1,164,639
Long-term debt (Level 3)	342,000	329,581	302,000	320,892
Nonrecourse long-term debt (Level 3)	17,838	18,636	32,803	35,297
Long-term debt to affiliated trusts (Level 3)	51,547	37,114	51,547	43,686

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
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2013 and 2012 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2013
Assets:
Energy commodity derivatives	$—	$55,243	$—	$(51,367)	$3,876
Level 3 energy commodity derivatives:
Power exchange agreement	—	—	339	(339)	—
Foreign currency derivatives	—	7	—	(6)	1
Interest rate swaps	—	33,543	—	—	33,543
Investments and funds held for clients:
Money market funds	11,180	—	—	—	11,180
Securities available for sale:
U.S. government agency	—	61,078	—	—	61,078
Municipal	—	3,518	—	—	3,518
Corporate fixed income – financial	—	3,000	—	—	3,000
Corporate fixed income – industrial	—	765	—	—	765
Certificate of deposits	—	1,000	—	—	1,000
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	1,960	—	—	—	1,960
Equity securities (2)	6,470	—	—	—	6,470
Total	$21,210	$158,154	$339	$(51,712)	$127,991
Liabilities:
Energy commodity derivatives	$—	$72,895	$—	$(60,099)	$12,796
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	1,219	—	1,219
Power exchange agreement	—	—	14,780	(339)	14,441
Power option agreement	—	—	775	—	775
Foreign currency derivatives	—	6	—	(6)	—
Total	$—	$72,901	$16,774	$(60,444)	$29,231

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2012
Assets:
Energy commodity derivatives	$—	$81,640	$—	$(76,408)	$5,232
Level 3 energy commodity derivatives:
Power exchange agreement	—	—	385	(385)	—
Foreign currency derivatives	—	7	—	(7)	—
Interest rate swaps	—	7,265	—	—	7,265
Investments and funds held for clients:
Money market funds	15,084	—	—	—	15,084
Securities available for sale:
U.S. government agency	—	48,496	—	—	48,496
Municipal	—	848	—	—	848
Corporate fixed income – financial	—	5,026	—	—	5,026
Corporate fixed income – industrial	—	3,936	—	—	3,936
Certificate of deposits	—	1,015	—	—	1,015
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	2,010	—	—	—	2,010
Equity securities (2)	5,955	—	—	—	5,955
Total	$24,649	$148,233	$385	$(76,800)	$96,467
Liabilities:
Energy commodity derivatives	$—	$119,390	$—	$(86,115)	$33,275
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	2,379	—	2,379
Power exchange agreement	—	—	19,077	(385)	18,692
Power option agreement	—	—	1,480	—	1,480
Foreign currency derivatives	—	34	—	(7)	27
Interest rate swaps	—	1,406	—	—	1,406
Total	$—	$120,830	$22,936	$(86,507)	$57,259

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
For securities available for sale (held at Ecova) Ecova uses a nationally recognized third party to obtain fair value and reviews these prices for accuracy using a variety of market tools and analysis. Ecova’s pricing vendor uses a generic model which uses standard inputs, including (listed in order of priority for use) benchmark yields, reported trades, broker/dealer quotes, issuer

AVISTA CORPORATION

spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. All securities available for sale were deemed Level 2.
Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.7 million as of December 31, 2013 and $0.8 million as of December 31, 2012.
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
For the power commodity option agreement, the Company uses the Black-Scholes-Merton valuation model to estimate the fair value, and this model includes significant inputs not observable or corroborated in the market. These inputs include 1) the strike price (which is an internally derived price based on a combination of generation plant heat rate factors, natural gas market pricing, delivery and other O&M charges, 2) estimated delivery volumes for years beyond 2014, and 3) volatility rates for periods beyond October 2016. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, changes in overall commodity market prices and volatility rates are accompanied by directionally similar changes in the strike price and volatility assumptions used in the calculation.
For the natural gas commodity exchange agreement, the Company uses the same Level 2 brokered quotes described above; however, the Company also estimates the purchase and sales volumes (within contractual limits) as well as the timing of those transactions. Changing the timing of volume estimates changes the timing of purchases and sales, impacting which brokered quote is used. Because the brokered quotes can vary significantly from period to period, the unobservable estimates of the timing and volume of transactions can have a significant impact on the calculated fair value. The Company currently estimates volumes and timing of transactions based on a most likely scenario using historical data. Historically, the timing and volume of transactions have not been highly correlated with market prices and market volatility. As of December 31, 2013, all contractual purchases have been made by Avista Corp. under the natural gas commodity exchange agreement; therefore, the Company no longer estimates forward purchase volumes and forward purchase prices as these are not significant inputs to the calculation.
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of December 31, 2013 (dollars in thousands):

	Fair Value (Net) at
	December 31, 2013	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(14,441)	Surrogate facility pricing	O&M charges	$30.18-$53.90/MWh (1)
			Escalation factor	3% - 2014 to 2019
			Transaction volumes	234,064 - 397,116 MWhs
Power option agreement	(775)	Black-Scholes- Merton	Strike price	$55.62/MWh - 2016
				$65.31/MWh - 2019
			Delivery volumes	157,517 - 287,147 MWhs
			Volatility rates	0.20 (2)
Natural gas exchange agreement	(1,219)	Internally derived weighted average cost of gas	Forward purchase prices	(3)

			Forward sales prices	$3.98 - $4.57/mmBTU
			Purchase volumes	(3)
			Sales volumes	150,000 - 310,000 mmBTUs

AVISTA CORPORATION

(1) The average O&M charges for the delivery year beginning in November 2013 were $40.93 per MWh. For rate-making purposes the average O&M calculations vary slightly between regulatory jurisdictions. For Washington, the average O&M charges were $42.44 and the average O&M charges for Idaho were $40.93 for the delivery year beginning in 2013.
(2) The estimated volatility rate of 0.20 is compared to actual quoted volatility rates of 0.31 for 2014 to 0.20 in October 2016.
(3) As of December 31, 2013, all contractual purchases have been made by Avista Corp. under the original natural gas exchange agreement; therefore, the Company did not estimate forward purchase volumes and forward purchase prices as these are not significant inputs to the calculation at December 31, 2013. On January 31, 2014, the Company executed an extension to this agreement; therefore, during the first quarter of 2014, forward purchase volumes and forward purchase prices will again be a significant input to the calculation and the Company will resume estimating these amounts.

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
The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Year ended December 31, 2013:
Balance as of January 1, 2013	$(2,379)	$(18,692)	$(1,480)	$(22,551)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	2,298	1,017	705	4,020
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	(1,138)	3,234	—	2,096
Transfers to/from other categories	—	—	—	—
Ending balance as of December 31, 2013	$(1,219)	$(14,441)	$(775)	$(16,435)
Year ended December 31, 2012:
Balance as of January 1, 2012	$(1,688)	$(9,910)	$(1,260)	$(12,858)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	343	(15,236)	(220)	(15,113)
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	(1,034)	6,454	—	5,420
Transfers from other categories	—	—	—	—
Ending balance as of December 31, 2012	$(2,379)	$(18,692)	$(1,480)	$(22,551)

AVISTA CORPORATION

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Year ended December 31, 2011:
Balance as of January 1, 2011	$—	$15,793	$(2,334)	$13,459
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities (1)	2,621	(28,571)	1,074	(24,876)
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	95	2,868	—	2,963
Transfers from other categories (2)	(4,404)	—	—	(4,404)
Ending balance as of December 31, 2011	$(1,688)	$(9,910)	$(1,260)	$(12,858)

(1)
The UTC and the IPUC issued accounting orders authorizing Avista Corp. to offset commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of delivery. The orders provide for Avista Corp. to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Consolidated Statements of Income. Realized gains or losses are recognized in the period of delivery, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the ERM in Washington, the PCA mechanism in Idaho, and periodic general rates cases.

(2)
A derivative contract was reclassified from Level 2 to Level 3 during 2011 due to a particular unobservable input becoming more significant to the fair value measurement. There were not any reclassifications between Level 1 and Level 2. The Company's policy is to reclassify identified items as of the end of the reporting period.

NOTE 17. COMMON STOCK
The Company has a Direct Stock Purchase and Dividend Reinvestment Plan under which the Company’s shareholders may automatically reinvest their dividends and make optional cash payments for the purchase of the Company’s common stock at current market value. Shares issued under this plan in 2013, 2012 and 2011 are disclosed in the Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
The payment of dividends on common stock could be limited by:

•	certain covenants applicable to preferred stock (when outstanding) contained in the Company’s Restated Articles of Incorporation, as amended (currently there are no preferred shares outstanding),

•
certain covenants applicable to the Company's outstanding long-term debt and committed line of credit agreements (see Item 7. Management's Discussion and Analysis - "Capital Resources" for compliance with these covenants), and

•	the hydroelectric licensing requirements of section 10(d) of the FPA (see Note 1).
The Company declared the following dividends for the year ended December 31:

	2013	2012	2011
Dividends paid per common share	$1.22	$1.16	$1.10
In August 2012, the Company entered into two sales agency agreements under which the Company may sell up to 2,726,390 shares of its common stock from time to time. There were no shares issued under these agreements during 2013 and as of December 31, 2013, the Company had 1,795,199 shares available to be issued under these agreements.

AVISTA CORPORATION

Shares issued under sales agency agreements were as follows in the year ended December 31:

	2013	2012	2011
Shares issued under sales agency agreement	—	931,191	807,000
The Company has 10 million authorized shares of preferred stock. The Company did not have any preferred stock outstanding as of December 31, 2013 and 2012.
NOTE 18. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corporation shareholders for the years ended December 31 (in thousands, except per share amounts):

	2013	2012	2011
Numerator:
Net income attributable to Avista Corporation shareholders	$111,077	$78,210	$100,224
Subsidiary earnings adjustment for dilutive securities	(229)	(38)	(473)
Adjusted net income attributable to Avista Corporation shareholders for computation of diluted earnings per common share	$110,848	$78,172	$99,751
Denominator:
Weighted-average number of common shares outstanding-basic	59,960	59,028	57,872
Effect of dilutive securities:
Performance and restricted stock awards	37	162	172
Stock options	—	11	48
Weighted-average number of common shares outstanding-diluted	59,997	59,201	58,092
Earnings per common share attributable to Avista Corporation shareholders:
Basic	$1.85	$1.32	$1.73
Diluted	$1.85	$1.32	$1.72
There were no shares excluded from the calculation because they were antidilutive. All stock options had exercise prices which were less than the average market price of Avista Corp. common stock during the respective period.
NOTE 19. STOCK COMPENSATION PLANS
Avista Corp. (Excluding Ecova)
1998 Plan
In 1998, the Company adopted, and shareholders approved, the Long-Term Incentive Plan (1998 Plan). Under the 1998 Plan, certain key employees, officers and non-employee directors of the Company and its subsidiaries may be granted stock options, stock appreciation rights, stock awards (including restricted stock) and other stock-based awards and dividend equivalent rights. The Company has available a maximum of 4.5 million shares of its common stock for grant under the 1998 Plan. As of December 31, 2013, 0.9 million shares were remaining for grant under this plan.
2000 Plan
In 2000, the Company adopted a Non-Officer Employee Long-Term Incentive Plan (2000 Plan), which was not required to be approved by shareholders. The provisions of the 2000 Plan are essentially the same as those under the 1998 Plan, except for the exclusion of non-employee directors and executive officers of the Company. The Company has available a maximum of 2.5 million shares of its common stock for grant under the 2000 Plan. However, the Company currently does not plan to issue any further options or securities under the 2000 Plan. As of December 31, 2013, 1.9 million shares were remaining for grant under this plan.

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

	2013	2012	2011
Stock-based compensation expense	$6,218	$5,792	$5,756
Income tax benefits	2,176	2,027	2,014
Stock Options
The following summarizes stock options activity under the 1998 Plan and the 2000 Plan for the years ended December 31:

	2013	2012	2011
Number of shares under stock options:
Options outstanding at beginning of year	3,000	92,499	201,674
Options granted	—	—	—
Options exercised	(3,000)	(89,499)	(107,575)
Options canceled	—	—	(1,600)
Options outstanding and exercisable at end of year	—	3,000	92,499
Weighted average exercise price:
Options exercised	$12.41	$10.63	$12.25
Options canceled	$—	$—	$11.80
Options outstanding and exercisable at end of year	$—	$12.41	$10.69
Cash received from options exercised (in thousands)	$37	$951	$1,318
Intrinsic value of options exercised (in thousands)	$40	$1,349	$1,279
Intrinsic value of options outstanding (in thousands)	$—	$35	$1,393
There are no longer any stock options outstanding as of December 31, 2013 and the Company does not have any plans to issue additional stock options in the near future.
Restricted Shares
Restricted share awards vest in equal thirds each year over a three-year period and are payable in Avista Corp. common stock at the end of each year if the service condition is met. In addition to the service condition, the Company must meet a return on equity target in order for the CEO’s restricted shares to vest. During the vesting period, employees are entitled to dividend equivalents which are paid when dividends on the Company’s common stock are declared. Restricted stock is valued at the close of market of the Company’s common stock on the grant date. The weighted average remaining vesting period for the Company’s restricted shares outstanding as of December 31, 2013 was 0.7 years. The following table summarizes restricted stock activity for the years ended December 31:

	2013	2012	2011
Unvested shares at beginning of year	117,118	93,482	84,134
Shares granted	44,556	70,281	50,618
Shares canceled	(1,802)	(790)	(431)
Shares vested	(55,456)	(45,855)	(40,839)
Unvested shares at end of year	104,416	117,118	93,482
Weighted average fair value at grant date	$26.04	$25.83	$23.06
Unrecognized compensation expense at end of year (in thousands)	$1,199	$1,428	$932
Intrinsic value, unvested shares at end of year (in thousands)	$2,943	$2,824	$2,407
Intrinsic value, shares vested during the year (in thousands)	$1,363	$1,173	$934

AVISTA CORPORATION

Performance Shares
Performance share awards vest after a period of three years and are payable in cash or Avista Corp. common stock at the end of the three-year period. Performance share awards entitle the recipients to dividend equivalent rights, are subject to forfeiture under certain circumstances, and are subject to meeting a specific performance criterion. Based on the attainment of the performance criterion, the amount of cash paid or common stock issued will range from 0 to 200 percent of the performance shares granted depending on the change in the value of the Company’s common stock relative to an external benchmark. Dividend equivalent rights are accumulated and paid out only on shares that eventually vest.
Performance share awards entitle the grantee to shares of common stock or cash payable once the service condition is satisfied. Based on attainment of the performance criteria, grantees may receive 0 to 200 percent of the original shares granted. The performance criterion used is the Company’s Total Shareholder Return performance over a three-year period as compared against other utilities; this is considered a market-based condition. Performance shares may be settled in common stock or cash at the discretion of the Company. Historically, the Company has settled these awards through issuance of stock and intends to continue this practice. These awards vest at the end of the three-year period. Performance shares are equity awards with a market-based condition, which results in the compensation cost for these awards being recognized over the requisite service period, provided that the requisite service period is rendered, regardless of when, if ever, the market condition is satisfied.
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
The following summarizes the weighted average assumptions used to determine the fair value of performance shares and related compensation expense as well as the resulting estimated fair value of performance shares granted:

	2013	2012	2011
Risk-free interest rate	0.4%	0.3%	1.2%
Expected life, in years	3	3	3
Expected volatility	19.1%	22.7%	26.9%
Dividend yield	4.6%	4.5%	4.7%
Weighted average grant date fair value (per share)	$23.30	$26.06	$20.79
The fair value includes both performance shares and dividend equivalent rights.
The following summarizes performance share activity:

	2013	2012	2011
Opening balance of unvested performance shares	359,700	351,345	325,700
Performance shares granted	175,000	181,000	184,600
Performance shares canceled	(13,298)	(4,544)	(2,177)
Performance shares vested	(176,718)	(168,101)	(156,778)
Ending balance of unvested performance shares	344,684	359,700	351,345
Intrinsic value of unvested performance shares (in thousands)	$9,717	$8,672	$9,047
Unrecognized compensation expense (in thousands)	$3,651	$3,800	$2,991
The weighted average remaining vesting period for the Company’s performance shares outstanding as of December 31, 2013 was 1.5 years. Unrecognized compensation expense as of December 31, 2013 includes only the amount attributable to the equity portion of the performance share awards and will be recognized during 2014 and 2015.

AVISTA CORPORATION

The following summarizes the impact of the market condition on the vested performance shares:

	2013	2012	2011
Performance shares vested	176,718	168,101	156,778
Impact of market condition on shares vested	(176,718)	(168,101)	(15,678)
Shares of common stock earned	—	—	141,100
Intrinsic value of common stock earned (in thousands)	$—	$—	$3,633
Shares earned under this plan are distributed to participants in the quarter following vesting.
Outstanding performance share awards include a dividend component that is paid in cash. This component of the performance share grants is accounted for as a liability award. These liability awards are revalued on a quarterly basis taking into account the number of awards outstanding, historical dividend rate, and the change in the value of the Company’s common stock relative to an external benchmark. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. As of December 31, 2013 and 2012, the Company had recognized cumulative compensation expense and a liability of $0.9 million and $0.7 million related to the dividend component on the outstanding and unvested performance share grants.
Ecova
Ecova has an employee stock incentive plan under which certain employees of Ecova may be granted options to purchase shares of Ecova at prices no less than the estimated fair value on the date of grant. The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model and certain assumptions deemed reasonable by management. Options outstanding under this plan generally vest over periods of four years from the date granted and terminate ten years from the date granted. The employee stock incentive plan was amended in 2013 to clarify certain language in the document; however, there were no material changes to the overall terms of the plan. Unrecognized compensation expense for stock based awards at Ecova was $2.1 million as of December 31, 2013, which will be expensed over a weighted average period of two years.
In 2007, Ecova amended its employee stock incentive plan to provide an annual window at which time holders of common stock can put their shares back to Ecova providing the shares are held for a minimum of six months. In 2009, Ecova amended its employee stock incentive plan to make this put feature optional at the Board's discretion for future stock option grants. Stock is reacquired at fair market value less exercise price at the date of reacquisition. The following amounts of common stock were repurchased from Ecova employees during the years ended December 31 (dollars in thousands):

	2013	2012	2011
Stock repurchased from Ecova employees	$405	$599	$464
NOTE 20. COMMITMENTS AND CONTINGENCIES
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
Federal Energy Regulatory Commission Inquiry
In April 2004, the Federal Energy Regulatory Commission (FERC) approved the contested Agreement in Resolution of Section 206 Proceeding (Agreement in Resolution) between Avista Corp. doing business as Avista Utilities, Avista Energy and the FERC's Trial Staff which stated that there was: (1) no evidence that any executives or employees of Avista Utilities or Avista Energy knowingly engaged in or facilitated any improper trading strategy during 2000 and 2001; (2) no evidence that Avista Utilities or Avista Energy engaged in any efforts to manipulate the western energy markets during 2000 and 2001; and (3) no finding that Avista Utilities or Avista Energy withheld relevant information from the FERC's inquiry into the western energy markets for 2000 and 2001 (Trading Investigation). The FERC’s decisions approving the Agreement in Resolution are pending before the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). In May 2004, the FERC provided notice that Avista Energy was no longer subject to an investigation reviewing certain bids above $250 per MW in the short-term energy

AVISTA CORPORATION

markets operated by the California Independent System Operator (CalISO) and the California Power Exchange (CalPX) from May 1, 2000 to October 2, 2000 (Bidding Investigation). That matter is also pending before the Ninth Circuit.
As discussed in "California Refund Proceeding" below, in November 2013, Avista Utilities and Avista Energy arrived at a settlement in principle with Pacific Gas & Electric (PG&E), Southern California Edison, San Diego Gas & Electric, the California Attorney General (AG), the California Department of Water Resources (CERS), and the California Public Utilities Commission that would resolve these matters and obviate the need for further litigation. The Company expects to file the settlement at the FERC for its approval no later than March of 2014. The Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.
California Refund Proceeding
In July 2001, the FERC ordered an evidentiary hearing to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the CalISO and the CalPX during the period from October 2, 2000 to June 20, 2001 (Refund Period). Proposed refunds are based on the calculation of mitigated market clearing prices for each hour. The FERC ruled that if the refunds required by the formula would cause a seller to recover less than its actual costs for the Refund Period, sellers may document these costs and limit their refund liability commensurately. In 2011, the FERC approved Avista Energy’s cost filing, a decision that is now before the Ninth Circuit.
In August 2006, the Ninth Circuit remanded to the FERC its decision not to consider an FPA section 309 remedy for tariff violations prior to October 2, 2000. In May 2011, the FERC clarified the issues set for hearing for the period May 1, 2000 - October 1, 2000 (Summer Period): (1) which market practices and behaviors constitute a violation of the then-current CalISO, CalPX, and individual seller's tariffs and FERC orders; (2) whether any of the sellers named as respondents in this proceeding engaged in those tariff violations; and (3) whether any such tariff violations affected the market clearing price. The FERC also gave the California parties an opportunity to show that exchange transactions with the CalISO during the Refund Period were not just and reasonable. During a FERC hearing in 2012, the Presiding Administrative Law Judge (ALJ) issued a partial initial decision granting Avista Utilities' motion for summary disposition, based on the stipulation by the California Parties that there are no allegations of tariff violations made against Avista Utilities in this proceeding and therefore no tariff violations by Avista Utilities that affected the market clearing price in any hour during the Summer Period. On November 2, 2012, the FERC issued an order affirming the partial initial decision and dismissing Avista Utilities from the proceeding, thereby terminating all claims against Avista Utilities for the Summer Period. In the same order, the FERC also held that a market-wide remedy would not be appropriate with regard to any respondent during the Summer Period. The FERC stated that it is clear that the Ninth Circuit did not mandate a specific remedy on remand and, instead, left it to the FERC's discretion to determine which remedy would be appropriate. On February 15, 2013, the ALJ issued an initial decision ruling that the California Parties met their burden in the case against Avista Energy by relying on “screens” that identified transactions that potentially could have signified tariff violations. The initial decision did not discuss evidence offered by Avista Energy, on an hour-by-hour basis, rebutting the alleged violations. With respect to Avista Energy's one exchange transaction with the CalISO during the Refund Period, the judge made no findings with respect to the justness and reasonableness of that transaction, but nonetheless determined that Avista Energy owed approximately $0.2 million in refunds with regard to the transaction.
In November of 2013, Avista Utilities and Avista Energy arrived at a settlement in principle that would resolve this matter which obviates the need for further litigation. The 2001 bankruptcy of PG&E resulted in a default on its payment obligations to the CalPX, and as a result, Avista Energy has not been paid for all of its sales during the Refund Period. Those funds have been held in escrow accounts pending resolution of this proceeding. The settlement would return $15 million of Avista Energy’s receivable to Avista Energy, with the balance of the Avista Energy receivable flowing to the purchasers associated with the hourly transactions at issue. There is no admission of wrongdoing on the part of the settling parties, and thus it is further agreed that no part of the refund payment by Avista Energy constitutes a fine or a penalty. The settlement resolves all claims for alleged overcharges during the Summer and Refund Periods in the California Refund Proceeding, and in the Pacific Northwest Refund Proceeding, for sales made to CERS, as discussed below. The settlement also includes settlement of the Federal Energy Regulatory Commission Inquiry, the Pacific Northwest Refund Proceeding, and the California Attorney General Complaint (the "Lockyer Complaint").
The settlement is subject to approval by the FERC. The Company expects to file the settlement at the FERC for its approval no later than March of 2014. The Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.
Pacific Northwest Refund Proceeding
In July 2001, the FERC initiated a preliminary evidentiary hearing to develop a factual record as to whether prices for spot market sales of wholesale energy in the Pacific Northwest between December 25, 2000 and June 20, 2001 were just and reasonable. In June 2003, the FERC terminated the Pacific Northwest refund proceedings, after finding that the equities do not justify the imposition of refunds. In August 2007, the Ninth Circuit found that the FERC, in denying the request for refunds,

AVISTA CORPORATION

had failed to take into account new evidence of market manipulation in the California energy market and its potential ties to the Pacific Northwest energy market and that such failure was arbitrary and capricious and, accordingly, remanded the case to the FERC, stating that the FERC's findings must be reevaluated in light of the evidence. The Ninth Circuit expressly declined to direct the FERC to grant refunds. On October 3, 2011, the FERC issued an Order on Remand, finding that, in light of the Ninth Circuit's remand order, additional procedures are needed to address possible unlawful activity that may have influenced prices in the Pacific Northwest spot market during the period from December 25, 2000 through June 20, 2001. The Order on Remand established an evidentiary, trial-type hearing before an ALJ, and reopened the record to permit parties to present evidence of unlawful market activity. The Order on Remand stated that parties seeking refunds must submit evidence demonstrating that specific unlawful market activity occurred, and must demonstrate that such activity directly affected negotiations with respect to the specific contract rate about which they complain. Simply alleging a general link between the dysfunctional spot market in California and the Pacific Northwest spot market will not be sufficient to establish a causal connection between a particular seller's alleged unlawful activities and the specific contract negotiations at issue.
On July 11, 2012, Avista Energy and Avista Utilities filed settlements of all issues in this docket with regard to the claims made by the City of Tacoma, which the FERC approved. The two remaining direct claimants against Avista Utilities and Avista Energy in this proceeding are the City of Seattle, Washington (Seattle), and the California AG (on behalf of CERS).
On April 5, 2013, the FERC issued an Order on Rehearing expanding the temporal scope of the proceeding to permit parties to submit evidence on transactions during the period from January 1, 2000 through and including June 20, 2001.
On April 11, 2013, the California Parties filed a petition for review of the October 3, 2011 Order on Remand, and the April 5, 2013 Order on Rehearing, in the Ninth Circuit. Seattle filed a petition for review of the same orders on April 26, 2013. On May 22, 2013, the Ninth Circuit issued an order consolidating the California Parties' and Seattle's petitions for review with respect to the Order on Remand and the Order on Rehearing.
The hearing before an ALJ began on August 27, 2013, and briefing is now concluded. The ALJ’s initial decision is anticipated on or before March 18, 2014.
As discussed in "California Refund Proceeding" above, in November 2013, Avista Utilities and Avista Energy arrived at a settlement in principle that would resolve these matters with regard to the CERS claims. Seattle continues to pursue claims against both Avista Utilities and Avista Energy, and if, refunds are ordered by the FERC with regard to any particular contract with Seattle, Avista Utilities and Avista Energy could be liable to make payments. The Company cannot predict the outcome of this proceeding or the amount of any refunds that Avista Utilities or Avista Energy could be ordered to make. Therefore, the Company cannot predict the potential impact the outcome of this matter could ultimately have on the Company's results of operations, financial condition or cash flows.
California Attorney General Complaint (the “Lockyer Complaint”)
In May 2002, the FERC conditionally dismissed a complaint filed in March 2002 by the California AG that alleged violations of the FPA by the FERC and all sellers (including Avista Corp. and its subsidiaries) of electric power and energy into California. The complaint alleged that the FERC's adoption and implementation of market-based rate authority was flawed and, as a result, individual sellers should refund the difference between the rate charged and a just and reasonable rate. In May 2002, the FERC issued an order dismissing the complaint. In September 2004, the Ninth Circuit upheld the FERC's market-based rate authority, but held that the FERC erred in ruling that it lacked authority to order refunds for violations of its reporting requirement. The Court remanded the case for further proceedings, which ultimately resulted in summary disposition at the FERC in favor of Avista Utilities and Avista Energy. The proceeding is now before the Ninth Circuit.
As discussed in "California Refund Proceeding" above, in November 2013, Avista Utilities and Avista Energy arrived at a settlement in principle that would resolve these matters and obviate the need for further litigation. The settlement is subject to approval by the FERC. The Company expects to file the settlement at the FERC for its approval no later than March of 2014. The Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.
Colstrip Generating Project - Complaint Alleging Water Pollution
In March 2007, two families that own property near the holding ponds from Units 3 & 4 of the Colstrip Generating Project (Colstrip) filed a complaint against the owners of Colstrip and Hydrometrics, Inc. in Montana District Court. Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The plaintiffs alleged that the holding ponds and remediation activities adversely impacted their property. They alleged contamination, decrease in water tables, reduced flow of streams on their property and other similar impacts to their property. They also sought punitive damages, attorneys' fees, an order by the court to remove certain ponds, and the forfeiture of profits earned from the generation of Colstrip. In September 2010, the owners of Colstrip filed a motion with the court to enforce a settlement agreement that would resolve all issues between the parties. In October 2011 the court issued an order which enforced the settlement agreement. All subsequent appeals by the plaintiffs of the

AVISTA CORPORATION

court’s decision were denied and in 2013 a motion to dismiss the case was approved by the court. Under the settlement, Avista Corp.'s portion of payment (which was accrued in 2010) to the plaintiffs was not material to its financial condition, results of operations or cash flows.
Sierra Club and Montana Environmental Information Center Complaint Against the Owners of Colstrip
On March 6, 2013, the Sierra Club and Montana Environmental Information Center (MEIC) (collectively "Plaintiffs"), filed a Complaint (Complaint) in the United States District Court for the District of Montana, Billings Division, against the owners of the Colstrip Generating Project (Colstrip). Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The other Colstrip co-owners are PPL Montana, Puget Sound Energy, Portland General Electric Company, NorthWestern Energy and PacifiCorp. The Complaint alleges certain violations of the Clean Air Act, including the New Source Review, Title V and opacity requirements. The Plaintiffs request that the Court grant injunctive and declaratory relief, impose civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require payment of Plaintiffs' costs of litigation and attorney fees.
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
On September 12, 2013, the Plaintiffs filed Plaintiffs’ First Motion for Partial Summary Judgment on the Applicable Method for Calculating Emission Increases from Modifications Made to the Colstrip Power Plant. The Colstrip Owners and Operator Response filed their reply on November 15, 2013.
On September 27, 2013, the Plaintiffs filed an Amended Complaint. The Amended Complaint withdrew from the original Complaint fifteen claims related to seven pre-January 1, 2001 Colstrip maintenance projects, upgrade projects and work projects and claims alleging violations of Title V and opacity requirements. The Amended Complaint alleges certain violations of the Clean Air Act and the New Source Review and adds claims with respect to post-January 1, 2001 Colstrip projects. The Plaintiffs request that the Court grant injunctive and declaratory relief, order remediation of alleged environmental damage, impose civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require payment of Plaintiffs’ costs of litigation and attorney fees.
On October 11, 2013, the Colstrip owners and operator filed a motion to dismiss, seeking dismissal of all of Plaintiffs' claims contained in the Amended Complaint. Due to the preliminary nature of the lawsuit, Avista Corporation cannot, at this time, predict the outcome of the matter.
Harbor Oil Inc. Site
Avista Corp. used Harbor Oil Inc. (Harbor Oil) for the recycling of waste oil and non-PCB transformer oil in the late 1980s and early 1990s. In June 2005, the Environmental Protection Agency (EPA) Region 10 provided notification to Avista Corp. and several other parties, as customers of Harbor Oil, that the EPA had determined that hazardous substances were released at the Harbor Oil site in Portland, Oregon and that Avista Corp. and several other parties may be liable for investigation and cleanup of the site under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as the federal “Superfund” law, which provides for joint and several liability. Six potentially responsible parties, including Avista Corp., signed an Administrative Order on Consent with the EPA on May 31, 2007 to conduct a remedial investigation and feasibility study (RI/FS). Based on the RI/FS submitted to the EPA, the EPA issued a Record of Decision (ROD) which proposes the “No Action Alternative” for the site. Based on the review of its records related to Harbor Oil, the Company does not believe it is a significant contributor to this potential environmental contamination based on the small volume of waste oil it delivered to the Harbor Oil site. As such, and in light of the EPA's ROD, the Company does not expect that this matter will have a material effect on its financial condition, results of operations or cash flows. The Company has expensed its share of the RI/FS ($0.5 million) for this matter.
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
As part of the Settlement Agreement with the Washington Department of Ecology (Ecology), the Company has participated in the Total Maximum Daily Load (TMDL) process for the Spokane River and Lake Spokane, the reservoir created by Long Lake

AVISTA CORPORATION

Dam. On May 20, 2010, the EPA approved the TMDL and on May 27, 2010, Ecology filed an amended 401 Water Quality Certification with the FERC for inclusion into the license. The amended 401 Water Quality Certification includes the Company's level of responsibility, as defined in the TMDL, for low dissolved oxygen levels in Lake Spokane. The Company submitted a draft Water Quality Attainment Plan for Dissolved Oxygen to Ecology in May 2012 and this was approved by Ecology in September 2012. This plan was subsequently approved by the FERC. The Company began implementing this plan in 2013, and management believes costs will not be material. On July 16, 2010, the City of Post Falls and the Hayden Area Regional Sewer Board filed an appeal with the United States District Court for the District of Idaho with respect to the EPA's approval of the TMDL. The Company, the City of Coeur d'Alene, Kaiser Aluminum and the Spokane River Keeper subsequently moved to intervene in the appeal. In September 2011, the EPA issued a stay to the litigation that will be in effect until either the permits are issued and all appeals and challenges are complete or the court lifts the stay. The stay is still in effect.
During 2013, through a collaborative process with key stakeholders, a decision was reached to not move forward with a specific capital project to add oxygen to Lake Spokane. At the time of such decision, the Company had expended $1.3 million on the discontinued project. On September 26, 2013 and October 23, 2013, the UTC and IPUC, respectively, issued Orders approving the Company's petition for an accounting order authorizing deferral of costs related to the discontinued project. The Washington portion of the project costs were $0.9 million and this amount has been recorded as a regulatory asset until the next general rate case. The Idaho portion of the costs of $0.5 million was recorded as a regulatory asset during the fourth quarter of 2013 and will be included in the next general rate case. The Company will address the prudence and recovery of these costs in the next Washington and Idaho general rate cases, expected to be filed in 2014.
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
Fish Passage at Cabinet Gorge and Noxon Rapids
In 1999, the USFWS listed bull trout as threatened under the Endangered Species Act. The Clark Fork Settlement Agreement describes programs intended to help restore bull trout populations in the project area. Using the concept of adaptive management and working closely with the USFWS, the Company evaluated the feasibility of fish passage at Cabinet Gorge and Noxon Rapids. The results of these studies led, in part, to the decision to move forward with development of permanent facilities, among other bull trout enhancement efforts. Fishway designs for Cabinet Gorge are still being finalized. Construction cost estimates and schedules will be developed after several remaining issues are resolved, related to Montana's approval of fish transport from Idaho and expected minimum discharge requirements. Fishway design for Noxon Rapids has also been initiated, and is still in early stages.
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
Aluminum Recycling Site
In October 2009, the Company (through its subsidiary Pentzer Venture Holdings II, Inc. (Pentzer)) received notice from Ecology proposing to find Pentzer liable for a release of hazardous substances under the Model Toxics Control Act (MTCA), under Washington state law. Pentzer owns property that adjoins land owned by the Union Pacific Railroad (UPR). UPR leased their property to operators of a facility designated by Ecology as “Aluminum Recycling - Trentwood.” Operators of the UPR property maintained piles of aluminum dross, which designate as a state-only dangerous waste in Washington State. In the

AVISTA CORPORATION

course of its business, the operators placed a portion of the aluminum dross pile on the property owned by Pentzer. During the second quarter of 2013, the Company completed an agreement with UPR which resolves all liability related to the MTCA action. Through Pentzer Corporation, a wholly-owned subsidiary of the Company, the Company made a one-time payment of $0.1 million and UPR has taken full responsibility for the cleanup activities at the site. Based on information currently known to the Company's management, the Company believes any potential liability related to the site has been resolved, and does not expect this issue will have a material effect on its financial condition, results of operations or cash flows.
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
NOTE 21. INFORMATION SERVICES CONTRACTS
The Company has information services contracts that expire at various times through 2017. The largest of these contracts provides for increases due to changes in the cost of living index and further provides flexibility in the annual obligation from year-to-year. Total payments under these contracts were as follows for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Information service contract payments	$12,647	$13,221	$13,038
The majority of the costs are included in other operating expenses in the Consolidated Statements of Income. The following table details minimum future contractual commitments for these agreements (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations	$8,350	$7,384	$7,446	$7,508	$—	$—	$30,688

AVISTA CORPORATION

NOTE 22. AVISTA UTILITIES REGULATORY MATTERS
Regulatory Assets and Liabilities
The following table presents the Company’s regulatory assets and liabilities as of December 31, 2013 (dollars in thousands):

		Receiving Regulatory Treatment
	Remaining Amortization Period	(1) Earning A Return	Not Earning A Return	(2) Expected Recovery	Total 2013	Total 2012
Regulatory Assets:
Investment in exchange power-net	2019	$13,883	$—	$—	$13,883	$16,333
Regulatory assets for deferred income tax	(3)	71,421	—	—	71,421	79,406
Regulatory assets for pensions and other postretirement benefit plans	(4)	—	156,984	—	156,984	306,408
Current regulatory asset for utility derivatives	(5)	—	10,829	—	10,829	35,082
Unamortized debt repurchase costs	(6)	19,417	—	—	19,417	21,635
Regulatory asset for settlement with Coeur d’Alene Tribe	2059	49,198	—	—	49,198	50,509
Demand side management programs	(3)	—	9,576	—	9,576	2,579
Montana lease payments	(3)	3,022	—	—	3,022	4,059
Lancaster Plant 2010 net costs	2015	2,607	—	—	2,607	3,967
Deferred maintenance costs	2016	—	5,813	—	5,813	6,312
Power deferrals	(3)	5,065	—	—	5,065	—
Regulatory asset for interest rate swaps	2013	—	—	—	—	1,406
Non-current regulatory asset for utility derivatives	(5)	—	23,258	—	23,258	25,218
Other regulatory assets	(3)	4,002	4,683	4,597	13,282	13,717
Total regulatory assets		$168,615	$211,143	$4,597	$384,355	$566,631
Regulatory Liabilities:
Natural gas deferrals	(3)	$12,075	$—	$—	$12,075	$6,917
Power deferrals	(3)	17,904	—	—	17,904	27,323
Regulatory liability for utility plant retirement costs	(7)	242,850	—	—	242,850	234,128
Income tax related liabilities	(3)	—	9,203	—	9,203	17,206
Regulatory liability for interest rate swaps	2014-2015	—	33,543	—	33,543	7,265
Regulatory liability for Spokane Energy	(8)	—	—	25,046	25,046	21,488
Other regulatory liabilities	(3)	7,249	6,411	—	13,660	4,316
Total regulatory liabilities		$280,078	$49,157	$25,046	$354,281	$318,643

(1)	Earning a return includes either interest on the regulatory asset/liability or a return on the investment as a component of rate base at the allowed rate of return.

(2)	Expected recovery is pending regulatory treatment including regulatory assets and liabilities that have prior regulatory precedence.

(3)	Remaining amortization period varies depending on timing of underlying transactions.

(4)
As the Company has historically recovered and currently recovers its pension and other postretirement benefit costs related to its regulated operations in retail rates, the Company records a regulatory asset for that portion of its pension and other postretirement benefit funding deficiency.

(5)
The UTC and the IPUC issued accounting orders authorizing Avista Corp. to offset commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-

AVISTA CORPORATION

market gains and losses on energy commodity transactions until the period of settlement. The orders provide for Avista Corp. to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Consolidated Statements of Income. Realized gains or losses are recognized in the period of settlement, subject to approval for recovery through retail rates. Realized gains and losses, subject to regulatory approval, result in adjustments to retail rates through purchased gas cost adjustments, the ERM in Washington, the PCA mechanism in Idaho, and periodic general rates cases.

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
Power Cost Deferrals and Recovery Mechanisms
Deferred power supply costs are recorded as a deferred charge on the Consolidated Balance Sheets for future prudence review and recovery through retail rates. The power supply costs deferred include certain differences between actual net power supply costs incurred by Avista Utilities and the costs included in base retail rates. This difference in net power supply costs primarily results from changes in:

•	short-term wholesale market prices and sales and purchase volumes,

•	the level and availability of hydroelectric generation,

•	the level and availability of thermal generation (including changes in fuel prices),

•	the net value from optimization activities related to the Company's generating resources, and

•	retail loads.
In Washington, the Energy Recovery Mechanism (ERM) allows Avista Utilities to periodically increase or decrease electric rates with UTC approval to reflect changes in power supply costs. The ERM is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales and sales of fuel, and the amount included in base retail rates for Washington customers. Total net deferred power costs under the ERM were a liability of $17.9 million as of December 31, 2013, and these deferred power cost balances represent amounts due to customers. As part of the approved Washington general rate case settlement in December 2012, during 2013 a one-year credit designed to return to customers $4.4 million from the existing ERM deferral balance reduced the net average electric rate increase impact to customers in 2013. Additionally, during 2014 a one-year credit up to $9.0 million will be returned to electric customers from the ERM deferral balance, so the net average electric rate increase impact to customers effective January 1, 2014 was also be reduced. The credits to customers from the ERM balances do not impact the Company's net income.
Under the ERM, the Company absorbs the cost or receives the benefit from the initial amount of power supply costs in excess of or below the level in retail rates, which is referred to as the deadband. The annual (calendar year) deadband amount is currently $4.0 million. The Company will incur the cost of, or receive the benefit from, 100 percent of this initial power supply cost variance. The Company shares annual power supply cost variances between $4.0 million and $10.0 million with customers. There is a 50 percent customers/50 percent Company sharing ratio when actual power supply expenses are higher (surcharge to customers) than the amount included in base retail rates within this band. There is a 75 percent customers/25 percent Company sharing ratio when actual power supply expenses are lower (rebate to customers) than the amount included in base retail rates within this band. To the extent that the annual power supply cost variance from the amount included in base rates exceeds $10.0 million, there is a 90 percent customers/10 percent Company share ratio of the cost variance.

AVISTA CORPORATION

The following is a summary of the ERM:

Annual Power Supply Cost Variability	Deferred for Future Surcharge or Rebate to Customers	Expense or Benefit to the Company
within +/- $0 to $4 million (deadband)	0%	100%
higher by $4 million to $10 million	50%	50%
lower by $4 million to $10 million	75%	25%
higher or lower by over $10 million	90%	10%
As part of the April 2012 Washington general rate case filing, the Company proposed modifications to the ERM deadband and other sharing bands. The proposed modifications were not agreed to as part of the settlement agreement, and the ERM continued unchanged. However, the trigger point at which rates will change under the ERM was modified to be $30 million rather than the previous 10 percent of base revenues (approximately $45 million) under the mechanism.
Avista Utilities has a Power Cost Adjustment (PCA) mechanism in Idaho that allows it to modify electric rates on October 1 of each year with Idaho Public Utilities Commission (IPUC) approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for its Idaho customers. These annual October 1 rate adjustments recover or rebate power costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a regulatory asset of $5.1 million as of December 31, 2013 compared to a regulatory liability of $5.1 million as of December 31, 2012.
Natural Gas Cost Deferrals and Recovery Mechanisms
Avista Utilities files a purchased gas cost adjustment (PGA) in all three states it serves to adjust natural gas rates for: 1) estimated commodity and pipeline transportation costs to serve natural gas customers for the coming year, and 2) the difference between actual and estimated commodity and transportation costs for the prior year. These annual PGA filings in Washington and Idaho provide for the deferral, and recovery or refund, of 100 percent of the difference between actual and estimated commodity and pipeline transportation costs, subject to applicable regulatory review. The annual PGA filing in Oregon provides for deferral, and recovery or refund, of 100 percent of the difference between actual and estimated pipeline transportation costs and commodity costs that are fixed through hedge transactions. Commodity costs that are not hedged for Oregon customers are subject to a sharing mechanism whereby Avista Utilities defers, and recovers or refunds, 90 percent of the difference between these actual and estimated costs. Total net deferred natural gas costs to be refunded to customers were a liability of $12.1 million as of December 31, 2013 compared to a liability of $6.9 million as of December 31, 2012.
Washington General Rate Cases
In December 2011, the UTC approved a settlement agreement in the Company's electric and natural gas general rate cases filed in May 2011. The settlement agreement provided that base electric rates for Washington customers increase by an average of 4.6 percent, which was designed to increase annual revenues by $20.0 million. Base natural gas rates for Washington customers increased by an average of 2.4 percent, which was designed to increase annual revenues by $3.8 million. The new electric and natural gas rates became effective on January 1, 2012.
In addition, the settlement agreement provided for the deferral of certain generation plant maintenance costs. For 2011 and 2012 the Company compared actual non-fuel maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of baseline maintenance expenses used to establish base retail rates, and deferred the difference. This deferral occurred each year, with no carrying charge, with deferred costs to be amortized over a four-year period, beginning the year following the period costs are deferred. Total net deferred costs under this mechanism in Washington were a regulatory asset of $3.1 million as of December 31, 2013 compared to a regulatory asset of $4.0 million as of December 31, 2012. As part of the settlement agreement relating to the Company's latest general rate case approved in December 2012, the parties agreed to terminate the maintenance cost deferral mechanism on December 31, 2012, with the four-year amortization of the 2011 and 2012 deferrals to conclude in 2015 and 2016, respectively.
In December 2012, the UTC approved a settlement agreement in the Company's electric and natural gas general rate cases filed in April 2012. The settlement, effective January 1, 2013, provided that base rates for Washington electric customers increase by an overall 3.0 percent (designed to increase annual revenues by $13.6 million), and base rates for Washington natural gas customers increased by an overall 3.6 percent (designed to increase annual revenues by $5.3 million). Under the settlement, there was a one-year credit designed to return $4.4 million to electric customers from the existing ERM deferral balance so the net average electric rate increase impact to the Company's customers in 2013 was 2.0 percent. The credit to customers from the ERM balance did not impact the Company's earnings.

AVISTA CORPORATION

The approved settlement also provided that, effective January 1, 2014, the Company increased base rates for Washington electric customers by an overall 3.0 percent (designed to increase annual revenues by $14.0 million), and for Washington natural gas customers by an overall 0.9 percent (designed to increase annual revenues by $1.4 million). The settlement provides for a one-year credit up to $9.0 million to electric customers from the ERM deferral balance, so the net average electric rate increase to customers effective January 1, 2014 was 2.0 percent. The credit to customers from the ERM balance will not impact the Company's earnings. The ERM balance as of December 31, 2013 was a liability of $17.9 million.
The settlement agreement provides for an authorized return on equity of 9.8 percent and an equity ratio of 47.0 percent, resulting in an overall rate of return on rate base of 7.64 percent.
The December 2012 UTC Order approving the settlement agreement included certain conditions.

(1)
The new retail rates to become effective January 1, 2014 will be temporary rates, and on January 1, 2015 electric and natural gas base rates will revert back to 2013 levels absent any intervening action from the UTC. The original settlement agreement has a provision that the Company will not file a general rate case in Washington seeking new rates to take effect before January 1, 2015.

(2)
In its Order, the UTC found that much of the approved base rate increases are justified by the planned capital expenditures necessary to upgrade and maintain the Company's utility facilities. If these capital projects are not completed to a level that was contemplated in the settlement agreement, this could result in base rates which are considered too high by the UTC. Avista Corp. is required to file capital expenditure progress reports with the UTC on a periodic basis so that the UTC can monitor the capital expenditures and ensure they are in line with those contemplated in the settlement agreement. The Company expects total utility capital expenditures to be above the level contemplated in the settlement agreement.

On February 4, 2014 the Company filed electric and natural gas general rates cases with the UTC. The Company has requested an overall increase in base electric rates of 3.8 percent (designed to increase annual electric revenues by $18.2 million) and an overall increase in base natural gas rates of 8.1 percent (designed to increase annual natural gas revenues by $12.1 million). The requests are based on a proposed overall rate of return of 7.71 percent, with a common equity ratio of 49.0 percent and a 10.1 percent return on equity.
Avista Corp. has also proposed a rebate beginning January 1, 2015, related to its sale of renewable energy credits (REC), that would reduce customers' monthly electric bills by 1.1 percent. The rebate associated with the sale of RECs is in response to the UTC Order approving the Company's previous general rate case settlement in December 2012. This proposed REC rebate would commence simultaneously with the expiration of two rebates that, together, are currently reducing customers' monthly electric bills by 2.8 percent. The net effect, commencing January 1, 2015, of the proposed new 1.1 percent rebate and the expiration of the current 2.8 percent rebate would be an increase in monthly electric bills of approximately 1.7 percent from 2014 levels. These rebates do not increase or decrease Avista Corp.'s earnings.
The combination of the 3.8 percent requested increase in base electric rates and the effective 1.7 percent increase attributable to the rebates would be a 5.5 percent increase electric billings.
As part of the Company's electric and natural gas general rate case filings, it has requested the implementation of decoupling mechanisms which sever the link between actual volumetric sales and the recovery of the Company's fixed costs. Under the proposed decoupling mechanisms, the Company would compare actual non-power supply (electric) and non-PGA (natural gas) revenue to the allowed non-power supply and non-PGA revenue, as the case may be, and the difference would be deferred and either rebated or surcharged to customers, depending on the position of the deferral accounts, over a one-year period. The deferral balances would be reviewed annually by the UTC prior to the implementation of any annual rate adjustments under the mechanisms.
The proposed mechanisms would be subject to an annual earnings test which proposes that if the Company's actual annual “Commission-basis” rate of return exceeds the most recently authorized Commission-basis rate of return for the Company's Washington electric and natural gas operations, the amount of a proposed surcharge is reduced or eliminated to reduce the rate of return to the Commission-authorized level. In addition, the mechanisms would be subject to an annual rate increase limitation which would prevent the amount of the incremental proposed rate adjustments under the mechanisms from exceeding a 3 percent rate increase for each of electric and natural gas operations.
The UTC has up to 11 months to review the filings and issue a decision.
Idaho General Rate Cases
In September 2011, the IPUC approved a settlement agreement in the Company’s general rate case filed in July 2011. The new electric and natural gas rates became effective on October 1, 2011. The settlement agreement provided that base electric rates for the Company’s Idaho customers increase by an average of 1.1 percent, which was designed to increase annual revenues by

AVISTA CORPORATION

$2.8 million. Base natural gas rates for the Company’s Idaho customers increased by an average of 1.6 percent, which was designed to increase annual revenues by $1.1 million.
The September 2011 settlement agreement provides for the deferral of certain generation plant operation and maintenance costs. In order to address the variability in year-to-year operation and maintenance costs, beginning in 2011, the Company is deferring certain changes in operation and maintenance costs related to the Coyote Spring 2 natural gas-fired generation plant and its 15 percent ownership interest in Units 3 & 4 of the Colstrip generation plant. The Company compares actual, non-fuel, operation and maintenance expenses for the Coyote Springs 2 and Colstrip plants with the amount of expenses authorized for recovery in base rates in the applicable deferral year, and defers the difference from that currently authorized. The deferral occurs annually, with no carrying charge, with deferred costs being amortized over a three-year period, beginning in the year following the period costs are deferred. The amount of expense to be requested for recovery in future general rate cases will be the actual operation and maintenance expense recorded in the test period, less any amount deferred during the test period, plus the amortization of previously deferred costs. Total net deferred costs under this mechanism in Idaho were regulatory assets of $2.8 million as of December 31, 2013 and $2.3 million as of December 31, 2012.
In March 2013, the IPUC approved a settlement agreement in the Company's electric and natural gas general rate cases filed in October 2012. As agreed to in the settlement, new rates were implemented in two phases: April 1, 2013 and October 1, 2013. Effective April 1, 2013, base rates increased for the Company's Idaho natural gas customers by an overall 4.9 percent (designed to increase annual revenues by $3.1 million). There was no change in base electric rates on April 1, 2013. However, the settlement agreement provided for the recovery of the costs of the Palouse Wind Project, subject to the 90 percent customers/10 percent Company sharing ratio, through the PCA mechanism until these costs are reflected in base retail rates in the next general rate case.
The settlement also provided that, effective October 1, 2013, base rates increased for Idaho natural gas customers by an overall 2.0 percent (designed to increase annual revenues by $1.3 million). A credit resulting from deferred natural gas costs of $1.6 million is being returned to the Company's Idaho natural gas customers from October 1, 2013 through December 31, 2014, so the net annual average natural gas rate increase to natural gas customers effective October 1, 2013 was 0.3 percent.
Further, the settlement provided that, effective October 1, 2013, base rates increased for Idaho electric customers by an overall 3.1 percent (designed to increase annual revenues by $7.8 million). A $3.9 million credit resulting from a payment to be made to Avista Corp. by the Bonneville Power Administration relating to its prior use of Avista Corp.'s transmission system is being returned to Idaho electric customers from October 1, 2013 through December 31, 2014, so the net annual average electric rate increase to electric customers effective October 1, 2013 was 1.9 percent.
The $1.6 million credit to Idaho natural gas customers and the $3.9 million credit to Idaho electric customers do not impact the Company's net income.
The settlement agreement allows the Company to file a general rate case in Idaho in 2014; however, new rates resulting from the filing would not take effect prior to January 1, 2015.
The settlement agreement provides for an authorized return on equity of 9.8 percent and an equity ratio of 50.0 percent.
The settlement also includes an after-the-fact earnings test for 2013 and 2014, such that if Avista Corp., on a consolidated basis for electric and natural gas operations in Idaho, earns more than a 9.8 percent return on equity, Avista Corp. will refund to customers 50 percent of any earnings above the 9.8 percent. In 2013, the Company's returns exceeded this level and the Company will refund $2.0 million to Idaho electric customers and $0.4 million to Idaho natural gas customers. The period over which these amounts will be returned to customers has not yet been determined by the IPUC.
Oregon General Rate Case
On January 21, 2014, the Public Utility Commission of Oregon (OPUC) approved a settlement agreement to the Company's natural gas general rate case (originally filed in August 2013). As agreed to in the settlement, new rates will be implemented in two phases: February 1, 2014 and November 1, 2014. Effective February 1, 2014, rates increased for Oregon natural gas customers on a billed basis by an overall 4.4 percent (designed to increase annual revenues by $4.3 million). Effective November 1, 2014, rates for Oregon natural gas customers will increase on a billed basis by an overall 1.55 percent (designed to increase annual revenues by $1.4 million).
The billed rate increase on November 1, 2014 could vary slightly from that noted above as it is dependent upon actual costs incurred through September 30, 2014 related to the Company's customer information system upgrade and the actual costs incurred through June 30, 2014 related to the Company's Aldyl A distribution pipeline replacement program. The estimated capital expenditures included in the general rate case settlement are $6.5 million and $2.0 million, respectively, for the two projects. If the actual costs incurred on the above projects are greater than the amounts contemplated in the general rate case settlement, the additional costs could be approved for recovery, subject to a prudence review.

AVISTA CORPORATION

The approved settlement agreement provides for an overall authorized rate of return of 7.47 percent, with a common equity ratio of 48 percent and a 9.65 percent return on equity.
Bonneville Power Administration Reimbursement and Reardan Wind Generation Project
On May 9, 2013, the UTC approved the Company's Petition for an order authorizing certain accounting and ratemaking treatment related to two issues. The first issue relates to transmission revenues associated with a settlement between Avista Corp. and the Bonneville Power Administration (BPA), whereby the BPA reimbursed the Company $11.7 million for Bonneville's past use of Avista Corp.'s transmission system. The second issue relates to $4.3 million of costs the Company incurred over the past several years for the development of a wind generation project site near Reardan, Washington, which has been terminated. The UTC authorized the Company to retain $7.6 million of the BPA settlement payment, representing the entire portion of the settlement allocable to the Washington business. However, this amount was deemed to first reimburse the Company for the $2.5 million of Reardan project costs that are allocable to the Washington business, leaving $5.1 million to be retained for the benefit of shareholders.
The BPA agreed to pay $0.3 million monthly ($3.2 million annually) for the future use of Avista Corp.'s transmission system. The Company is separately tracking and deferring for the customers' benefit, the Washington portion of these revenue payments in 2013 and 2014 ($2.1 million annually). The Company implemented a one-year $4.2 million rate decrease for customers effective January 1, 2014 to partially offset the electric general rate increase effective January 1, 2014. To the extent actual revenues from the BPA in 2013 and 2014 differ from those refunded to customers in 2014, the difference will be added to or subtracted from the ERM balance. In Idaho, under the terms of the approved rate case settlement, 90 percent of the portion of the BPA settlement allocable to the Idaho business ($4.1 million) is being credited back to customers over 15 months, beginning October 2013, and the Company is amortizing the Idaho portion of Reardan costs ($1.7 million) over a two-year period, beginning April 2013.
NOTE 23. INFORMATION BY BUSINESS SEGMENTS
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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Ecova	Other	Total Non-Utility	Intersegment Eliminations (1)	Total
For the year ended December 31, 2013:
Operating revenues	$1,403,995	$176,761	$39,549	$216,310	$(1,800)	$1,618,505
Resource costs	689,586	—	—	—	—	689,586
Other operating expenses	276,228	148,023	40,451	188,474	(1,800)	462,902
Depreciation and amortization	117,174	15,434	581	16,015	—	133,189
Income from operations	232,572	13,304	(1,483)	11,821	—	244,393
Interest expense (2)	75,663	1,637	2,247	3,884	(325)	79,222
Income taxes	60,472	5,216	(2,458)	2,758	—	63,230
Net income (loss) attributable to Avista Corporation shareholders	108,598	7,129	(4,650)	2,479	—	111,077
Capital expenditures	294,363	8,379	371	8,750	—	303,113
For the year ended December 31, 2012:
Operating revenues	$1,354,185	$155,664	$38,953	$194,617	$(1,800)	$1,547,002
Resource costs	693,127	—	—	—	—	693,127
Other operating expenses	276,780	139,173	39,841	179,014	(1,800)	453,994
Depreciation and amortization	112,091	13,519	792	14,311	—	126,402
Income from operations	188,778	2,972	(1,680)	1,292	—	190,070
Interest expense (2)	72,552	1,790	3,437	5,227	(344)	77,435
Income taxes	42,842	1,497	(3,078)	(1,581)	—	41,261
Net income (loss) attributable to Avista Corporation shareholders	81,704	1,825	(5,319)	(3,494)	—	78,210
Capital expenditures	271,187	4,121	666	4,787	—	275,974
For the year ended December 31, 2011:
Operating revenues	$1,443,322	$137,848	$40,410	$178,258	$(1,800)	$1,619,780
Resource costs	790,048	—	—	—	—	790,048
Other operating expenses	261,926	109,738	34,917	144,655	(1,800)	404,781
Depreciation and amortization	105,629	7,193	778	7,971	—	113,600
Income from operations	202,373	20,917	4,714	25,631	—	228,004
Interest expense (2)	69,347	305	4,943	5,248	(387)	74,208
Income taxes	48,964	7,852	(184)	7,668	—	56,632
Net income (loss) attributable to Avista Corporation shareholders	90,902	9,671	(349)	9,322	—	100,224
Capital expenditures	239,782	2,998	592	3,590	—	243,372
Total Assets:
As of December 31, 2013	$3,940,998	$339,643	$81,282	$420,925	$—	$4,361,923
As of December 31, 2012	$3,894,821	$322,720	$95,638	$418,358	$—	$4,313,179

(1)
Intersegment eliminations reported as operating revenues and resource costs represent intercompany purchases and sales of electric capacity and energy. Intersegment eliminations reported as interest expense represent intercompany interest.

(2)	Including interest expense to affiliated trusts.

AVISTA CORPORATION

NOTE 24. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The Company’s energy operations are significantly affected by weather conditions. Consequently, there can be large variances in revenues, expenses and net income between quarters based on seasonal factors such as, but not limited to, temperatures and streamflow conditions. A summary of quarterly operations (in thousands, except per share amounts) for 2013 and 2012 follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2013
Operating revenues	$482,906	$352,048	$335,875	$447,676
Operating expenses	397,844	294,306	300,606	381,356
Income from operations	$85,062	$57,742	$35,269	$66,320
Net income	$43,101	$25,730	$11,931	$31,532
Net loss (income) attributable to noncontrolling interests	(760)	(73)	(518)	134
Net income attributable to Avista Corporation shareholders	$42,341	$25,657	$11,413	$31,666
Outstanding common stock:
Weighted average, basic	59,866	59,937	59,994	60,037
Weighted average, diluted	59,898	59,962	60,032	60,087
Earnings per common share attributable to Avista Corporation shareholders, diluted	$0.71	$0.43	$0.19	$0.53
2012
Operating revenues	$452,257	$343,585	$340,632	$410,528
Operating expenses	375,863	297,565	314,023	369,481
Income from operations	$76,394	$46,020	$26,609	$41,047
Net income	$38,213	$18,532	$5,962	$16,093
Net loss (income) attributable to noncontrolling interests	175	(354)	(176)	(235)
Net income attributable to Avista Corporation shareholders	$38,388	$18,178	$5,786	$15,858
Outstanding common stock:
Weighted average, basic	58,581	58,702	59,047	59,774
Weighted average, diluted	58,950	58,924	59,123	59,826
Earnings per common share attributable to Avista Corporation shareholders, diluted	$0.65	$0.31	$0.10	$0.26
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the Company’s evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2013.

AVISTA CORPORATION

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
Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective at a reasonable assurance level.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attest report on the Company’s internal control over financial reporting as of December 31, 2013.
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

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Avista Corporation
Spokane, Washington
We have audited the internal control over financial reporting of Avista Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 26, 2014

AVISTA CORPORATION

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information regarding executive officers and the Company's Code of Business Conduct and Ethics set forth below) is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 8, 2014, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 29, 2013, relating to its Annual Meeting of Shareholders held on May 9, 2013.

AVISTA CORPORATION

Executive Officers of the Registrant
Name	Age	Business Experience
Scott L. Morris	56
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

Mark T. Thies	50
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

Marian M. Durkin	60
Senior Vice President, General Counsel and Chief Compliance Officer since November 2005; Senior Vice President and General Counsel August 2005 – November 2005; prior to employment with the Company: held several legal positions with United Air Lines, Inc. from 1995 to August 2005, most recently served as Vice President Deputy General Counsel and Assistant Secretary.

Karen S. Feltes	58
Senior Vice President of Human Resources and Corporate Secretary since November 2005; Vice President of Human Resources and Corporate Secretary March 2003 – November 2005; Vice President of Human Resources and Corporate Services February 2002 – March 2003; various human resources positions with the Company April 1998 – February 2002.

Dennis P. Vermillion	52
Senior Vice President since January 2010; Vice President July 2007- December 2009; President – Avista Utilities since January 2009; Vice President of Energy Resources and Optimization – Avista Utilities July 2007 – December 2008; President and Chief Operating Officer of Avista Energy February 2001 – July 2007; various other management and staff positions with the Company since 1985.

Christy M. Burmeister-Smith	57
Vice President, Controller and Principal Accounting Officer since May 2007. Vice President and Treasurer January 2006 – May 2007; Vice President and Controller June 1999 – January 2006; various other management and staff positions with the Company since 1980.

James M. Kensok	55	Vice President and Chief Information Officer since January 2007; Chief Information Officer February 2001 – December 2006; various other management and staff positions with the Company since 1996.
Don F. Kopczynski	58
Vice President since May 2004; Vice President of Operations - Avista Utilities since June 2012; Vice President of Customer Solutions – Avista Utilities April 2011 - December 2012; Vice President of Transmission and Distribution Operations – Avista Utilities May 2004 – April 2011; various other management and staff positions with the Company and its subsidiaries since 1979.

David J. Meyer	60	Vice President and Chief Counsel for Regulatory and Governmental Affairs since February 2004; Senior Vice President and General Counsel September 1998 – February 2004.
Kelly O. Norwood	55
Vice President since November 2000; Vice President of State and Federal Regulation – Avista Utilities since March 2002; Vice President and General Manager of Energy Resources - Avista Utilities August 2000 – March 2002; various other management and staff positions with the Company since 1981.

Jason R. Thackston	43
Senior Vice President since January 2014; Vice President of Energy Resources since December 2012; Vice President of Customer Solutions – Avista Utilities June 2012 - December 2012; Vice President of Energy Delivery April 2011 – December 2012; Vice President of Finance June 2009 – April 2011; various other management and staff positions with the Company since 1996.

Roger D. Woodworth	57
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

AVISTA CORPORATION

All of the Company’s executive officers, with the exception of James M. Kensok, Don F. Kopczynski, David J. Meyer, and Kelly O. Norwood, were officers or directors of one or more of the Company’s subsidiaries in 2013. The Company’s executive officers are elected annually by the Board of Directors.
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
Item 11. Executive Compensation
The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 8, 2014, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 29, 2013, relating to its Annual Meeting of Shareholders held on May 9, 2013.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities):
Information regarding security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities) has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of shareholders to be held on May 8, 2014.

(b)	Security ownership of management:
The information required by this Item regarding the security ownership of management is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 8, 2014, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 29, 2013, relating to its Annual Meeting of Shareholders held on May 9, 2013.

(c)	Changes in control:
None.

(d)	Securities authorized for issuance under equity compensation plans as of December 31, 2013:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(1)
Equity compensation plans approved by security holders (2)	—	$—	936,071

(1)
Excludes unvested restricted shares and performance share awards granted under Avista Corp.’s Long Term Incentive Plan. At December 31, 2013, 104,416 Restricted Share awards were outstanding. Performance share awards may be paid out at zero shares at a minimum achievement level; 344,684 shares at target level; or 689,368 shares at a maximum level. Because there is no exercise price associated with restricted shares or performance share awards, such shares are not included in the weighted-average price calculation.

AVISTA CORPORATION

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

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 8, 2014, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 29, 2013, relating to its Annual Meeting of Shareholders held on May 9, 2013.
Item 14. Principal Accounting Fees and Services
The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 8, 2014, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 29, 2013, relating to its Annual Meeting of Shareholders held on May 9, 2013.

AVISTA CORPORATION

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements (Included in Part II of this report):
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Equity and Redeemable Noncontrolling Interests for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules:
None

(a)	3. Exhibits:
Reference is made to the Exhibit Index commencing on page 140. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b).

AVISTA CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTA CORPORATION

February 26, 2014	By	/s/ Scott L. Morris
Date		Scott L. Morris
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott L. Morris	Principal Executive Officer	February 26, 2014
Scott L. Morris
Chairman of the Board, President and Chief Executive Officer

/s/ Mark T. Thies	Principal Financial Officer	February 26, 2014
Mark T. Thies (Senior Vice President, Chief Financial Officer, and Treasurer)

/s/ Christy M. Burmeister-Smith	Principal Accounting Officer	February 26, 2014
Christy M. Burmeister-Smith (Vice President, Controller and Principal Accounting Officer)

/s/ Erik J. Anderson	Director	February 26, 2014
Erik J. Anderson

/s/ Kristianne Blake	Director	February 26, 2014
Kristianne Blake

/s/ Donald C. Burke	Director	February 26, 2014
Donald C. Burke

/s/ John F. Kelly	Director	February 26, 2014
John F. Kelly

/s/ Rebecca A. Klein	Director	February 26, 2014
Rebecca A. Klein

/s/ Marc F. Racicot	Director	February 26, 2014
Marc F. Racicot

AVISTA CORPORATION

/s/ Heidi B. Stanley	Director	February 26, 2014
Heidi B. Stanley

/s/ R. John Taylor	Director	February 26, 2014
R. John Taylor

AVISTA CORPORATION

EXHIBIT INDEX

Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
2.1	1-3701 (with Form 8-K filed as of November 4, 2013)	2.1	Agreement and Plan of Merger, among Avista Corporation, Alaska Merger Sub, Inc., Alaska Energy and Resources Company and William A. Corbus, dated as of November 4, 2013.
3.1	1-3701 (with June 30, 2012 Form 10-Q)	3.1	Restated Articles of Incorporation of Avista Corporation, as amended and restated June 6, 2012.
3.2	1-3701 (with Form 8-K filed as of February 12, 2014)	3.2	Bylaws of Avista Corporation, as amended February 7, 2014.
4.1	2-4077	B-3	Mortgage and Deed of Trust, dated as of June 1, 1939.
4.2	2-9812	4(c)	First Supplemental Indenture, dated as of October 1, 1952.
4.3	2-60728	2(b)-2	Second Supplemental Indenture, dated as of May 1, 1953.
4.4	2-13421	4(b)-3	Third Supplemental Indenture, dated as of December 1, 1955.
4.5	2-13421	4(b)-4	Fourth Supplemental Indenture, dated as of March 15, 1967.
4.6	2-60728	2(b)-5	Fifth Supplemental Indenture, dated as of July 1, 1957.
4.7	2-60728	2(b)-6	Sixth Supplemental Indenture, dated as of January 1, 1958.
4.8	2-60728	2(b)-7	Seventh Supplemental Indenture, dated as of August 1, 1958.
4.9	2-60728	2(b)-8	Eighth Supplemental Indenture, dated as of January 1, 1959.
4.10	2-60728	2(b)-9	Ninth Supplemental Indenture, dated as of January 1, 1960.
4.11	2-60728	2(b)-10	Tenth Supplemental Indenture, dated as of April 1, 1964.
4.12	2-60728	2(b)-11	Eleventh Supplemental Indenture, dated as of March 1, 1965.
4.13	2-60728	2(b)-12	Twelfth Supplemental Indenture, dated as of May 1, 1966.
4.14	2-60728	2(b)-13	Thirteenth Supplemental Indenture, dated as of August 1, 1966.
4.15	2-60728	2(b)-14	Fourteenth Supplemental Indenture, dated as of April 1, 1970.
4.16	2-60728	2(b)-15	Fifteenth Supplemental Indenture, dated as of May 1, 1973.
4.17	2-60728	2(b)-16	Sixteenth Supplemental Indenture, dated as of February 1, 1975.
4.18	2-60728	2(b)-17	Seventeenth Supplemental Indenture, dated as of November 1, 1976.
4.19	2-69080	2(b)-18	Eighteenth Supplemental Indenture, dated as of June 1, 1980.
4.20	1-3701 (with 1980 Form 10-K)	4(a)-20	Nineteenth Supplemental Indenture, dated as of January 1, 1981.
4.21	2-79571	4(a)-21	Twentieth Supplemental Indenture, dated as of August 1, 1982.
4.22	1-3701 (with Form 8-K dated September 20, 1983)	4(a)-22	Twenty-First Supplemental Indenture, dated as of September 1, 1983.
4.23	2-94816	4(a)-23	Twenty-Second Supplemental Indenture, dated as of March 1, 1984.
4.24	1-3701 (with 1986 Form 10-K)	4(a)-24	Twenty-Third Supplemental Indenture, dated as of December 1, 1986.
4.25	1-3701 (with 1987 Form 10-K)	4(a)-25	Twenty-Fourth Supplemental Indenture, dated as of January 1, 1988.
4.26	1-3701 (with 1989 Form 10-K)	4(a)-26	Twenty-Fifth Supplemental Indenture, dated as of October 1, 1989.
4.27	33-51669	4(a)-27	Twenty-Sixth Supplemental Indenture, dated as of April 1, 1993.
4.28	1-3701 (with 1993 Form 10-K)	4(a)-28	Twenty-Seventh Supplemental Indenture, dated as of January 1, 1994.
4.29	1-3701 (with 2001 Form 10-K)	4(a)-29	Twenty-Eighth Supplemental Indenture, dated as of September 1, 2001.
4.30	333-82502	4(b)	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2001.

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
4.31	1-3701 (with June 30, 2002 Form 10-Q)	4(f)	Thirtieth Supplemental Indenture, dated as of May 1, 2002.
4.32	333-39551	4(b)	Thirty-First Supplemental Indenture, dated as of May 1, 2003.
4.33	1-3701 (with September 30, 2003 Form 10-Q)	4(f)	Thirty-Second Supplemental Indenture, dated as of September 1, 2003.
4.34	333-64652	4(a)33	Thirty-Third Supplemental Indenture, dated as of May 1, 2004.
4.35	1-3701 (with Form 8-K dated as of December 15, 2004)	4.1	Thirty-Fourth Supplemental Indenture, dated as of November 1, 2004.
4.36	1-3701 (with Form 8-K dated as of December 15, 2004)	4.2	Thirty-Fifth Supplemental Indenture, dated as of December 1, 2004.
4.37	1-3701 (with Form 8-K dated as of December 15, 2004)	4.3	Thirty-Sixth Supplemental Indenture, dated as of December 1, 2004.
4.38	1-3701 (with Form 8-K dated as of December 15, 2004)	4.4	Thirty-Seventh Supplemental Indenture, dated as of December 1, 2004.
4.39	1-3701 (with Form 8-K dated as of May 12, 2005)	4.1	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2005.
4.40	1-3701 (with Form 8-K dated as of November 17, 2005)	4.1	Thirty-Ninth Supplemental Indenture, dated as of November 1, 2005.
4.41	1-3701 (with Form 8-K dated as of April 6, 2006)	4.1	Fortieth Supplemental Indenture, dated as of April 1, 2006.
4.42	1-3701 (with Form 8-K dated as of December 15, 2006)	4.1	Forty-First Supplemental Indenture, dated as of December 1, 2006.
4.43	1-3701 (with Form 8-K dated as of April 3, 2008)	4.1	Forty-Second Supplemental Indenture, dated as of April 1, 2008.
4.44	1-3701 (with Form 8-K dated as of November 26, 2008)	4.1	Forty-Third Supplemental Indenture, dated as of November 1, 2008.
4.45	1-3701 (with Form 8-K dated as of December 16, 2008)	4.1	Forty-Fourth Supplemental Indenture, dated as of December 1, 2008.
4.46	1-3701 (with Form 8-K dated as of December 30, 2008)	4.3	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008.
4.47	1-3701 (with Form 8-K dated as of September 15, 2009)	4.1	Forty-Sixth Supplemental Indenture, dated as of September 1, 2009.
4.48	1-3701 (with Form 8-K dated as of November 25, 2009)	4.1	Forty-Seventh Supplemental Indenture, dated as of November 1, 2009.
4.49	1-3701 (with Form 8-K dated as of December 15, 2010)	4.5	Forty-Eighth Supplemental Indenture, dated as of December 1, 2010.
4.50	1-3701 (with Form 8-K dated as of December 20, 2010)	4.1	Forty-Ninth Supplemental Indenture, dated as of December 1, 2010.

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
4.51	1-3701 (with Form 8-K dated as of December 30, 2010)	4.1	Fiftieth Supplemental Indenture, dated as of December 1, 2010.
4.52	1-3701 (with Form 8-K dated as of February 11, 2011)	4.1	Fifty-First Supplemental Indenture, dated as of February 1, 2011.
4.53	1-3701 (with Form 8-K dated as of August 16, 2011)	4.1	Fifty-Second Supplemental Indenture, dated as of August 1, 2011.
4.54	1-3701 (with Form 8-K dated as of December 14, 2011)	4.1	Fifty-Third Supplemental Indenture, dated as of December 1, 2011.
4.55	1-3701 (with Form 8-K dated as of November 30, 2012)	4.1	Fifty-Fourth Supplemental Indenture, dated as of November 1, 2012.
4.56	1-3701 (with Form 8-K dated as of August 14, 2013)	4.1	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2013.
4.57	1-3701 (with Form 8-K dated as of December 15, 2004)	4.5	Supplemental Indenture No. 1, dated as of December 1, 2004 to the Indenture dated as of April 1, 1998 between Avista Corporation and JPMorgan Chase Bank, N.A.
4.58	333-82165	4(a)	Indenture dated as of April 1, 1998 between Avista Corporation and The Bank of New York, as Successor Trustee.
4.59	1-3701 (with Form 8-K dated as of December 15, 2010)	4.1
Loan Agreement between City of Forsyth, Montana and Avista Corporation $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A dated as of December 1, 2010.

4.60	1-3701 (with Form 8-K dated as of December 15, 2010)	4.3
Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A, dated as of December 1, 2010.

4.61	1-3701 (with Form 8-K dated as of December 15, 2010)	4.2
Loan Agreement between City of Forsyth, Montana and Avista Corporation $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B dated as of December 1, 2010.

4.62	1-3701 (with Form 8-K dated as of December 15, 2010)	4.4
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

10.2	1-3701 (with Form 8-K dated as of February 11, 2011)	10.2	Bond Delivery Agreement, dated as of February 11, 2011, between Avista Corporation and Union Bank, N.A.
10.3	1-3701 (with Form 8-K dated as of August 14, 2013)	10.1	Term Loan Agreement, dated as of August 14, 2013, among Avista Corporation, the Lenders Party hereto and Union Bank N.A. as Administrative Agent.
10.4	1-3701 (with Form 8-K dated as of August 14, 2013)	10.2	Bond Delivery Agreement, dated as of August 14, 2013, between Avista Corporation and Union Bank, N.A.

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
10.5	1-3701 (with Form 8-K dated as of December 14, 2011)	10.1
First Amendment and Waiver Thereunder, dated as of December 14, 2011, to the Credit Agreement dated as of February 11, 2011, among Avista Corporation, the Banks Party hereto, Wells Fargo Bank National Association as an Issuing Bank, and Union Bank N.A. as Administrative Agent and an Issuing Bank.

10.6	1-3701 (with 2002 Form 10-K)	10(b)-3
Priest Rapids Project Product Sales Contract executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10.7	1-3701 (with 2002 Form 10-K)	10(b)-4
Priest Rapids Project Reasonable Portion Power Sales Contract executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10.8	1-3701 (with 2002 Form 10-K)	10(b)-5
Additional Product Sales Agreement (Priest Rapids Project) executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10.9	2-60728	5(g)	Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.
10.10	2-60728	5(g)-1	Amendment to Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.
10.11	2-60728	5(h)	Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.
10.12	2-60728	5(h)-1	Amendment to Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.
10.13	1-3701 (with September 30, 1985 Form 10-Q)	1
Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and the Company, dated as of September 17, 1985, describing the settlement of Project 3 litigation.

10.14	1-3701 (with 1981 Form 10-K)	10(s)-7	Ownership and Operation Agreement for Colstrip Units No. 3 and 4, dated as of May 6, 1981.
10.15	1-3701 (with 1992 Form 10-K)	10(s)-1	Agreements for Purchase and Sale of Firm Capacity between the Company and Portland General Electric Company dated March and June 1992.
10.16	1-3701 (with 2011 Form 10-K)	10.15	Avista Corporation Executive Deferral Plan. (3)
10.17	1-3701 (with 2011 Form 10-K)	10.16	Avista Corporation Executive Deferral Plan. (3)(8)
10.18	1-3701 (with 2011 Form 10-K)	10.17	Avista Corporation Supplemental Executive Retirement Plan. (3)(8)
10.19	1-3701 (with 2011 Form 10-K)	10.18	Avista Corporation Supplemental Executive Retirement Plan. (3)(8)
10.20	1-3701 (with 1992 Form 10-K)	10(t)-11	The Company’s Unfunded Supplemental Executive Disability Plan. (3)
10.21	1-3701 (with 2007 Form 10-K)	10.34	Income Continuation Plan of the Company. (3)
10.22	1-3701 (with 2010 Definitive Proxy Statement filed March 31, 2010)	Appendix A	Avista Corporation Long-Term Incentive Plan. (3)

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
10.23	1-3701 (with 2010 Form 10-K)	10.23	Avista Corporation Performance Award Plan Summary. (3)(9)
10.24	1-3701 (with 2010 Form 10-K)	10.24	Avista Corporation Performance Award Agreement. (3)(9)
10.25	1-3701 (with 2011 Form 10-K)	10.24	Avista Corporation Performance Award Agreement. (3)(10)
10.26	1-3701 (with 2012 Form 10-K)	10.25	Avista Corporation Performance Award Agreement. (3)(11)
10.27	(2)		Avista Corporation Performance Award Agreement. (3)(12)
10.28	1-3701 (with Form 8-K dated June 21, 2005)	10.1	Employment Agreement between the Company and Marian Durkin in the form of a Letter of Employment. (3)
10.29	1-3701 (with Form 8-K dated August 13, 2008)	10.1	Employment Agreement between the Company and Mark T. Thies in the form of a Letter of Employment. (3)
10.30	333-47290	99.1	Non-Officer Employee Long-Term Incentive Plan.
10.31	1-3701 (with 2010 Form 10-K)		Form of Change of Control Agreement between the Company and its Executive Officers. (3)(5)
10.32	1-3701 (with 2010 Form 10-K)		Form of Change of Control Agreement between the Company and its Executive Officers. (3)(6)
10.33	1-3701 (with 2010 Form 10-K)		Form of Change of Control Agreement between the Company and its Executive Officers. (3)(7)
10.34	1-3701 (with 2010 Form 10-K)		Form of Change of Control Agreement between the Company and its Executive Officers. (3)(7)
10.35	(2)		Avista Corporation Non-Employee Director Compensation.
10.36	1-03701 (with May 4, 2012 Form 10-Q)	10.1	Ecova, Inc. (formerly known as Advantage IQ, Inc.) Second Amended and Restated 1997 Stock Plan
12	(2)		Statement Re: computation of ratio of earnings to fixed charges.
21	(2)		Subsidiaries of Registrant.
23	(2)		Consent of Independent Registered Public Accounting Firm.
31.1	(2)		Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	(2)		Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32	(4)		Certification of Corporate Officers (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101	(2)
The following financial information from the Annual Report on Form 10 K for the period ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Equity and Redeemable Noncontrolling Interests; and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference.

(2)	Filed herewith.

(3)	Management contracts or compensatory plans filed as exhibits to this Form 10-K pursuant to Item 15(b).

(4)	Furnished herewith.

(5)	Applies to Christy M. Burmeister-Smith, Don F. Kopczynski, James M. Kensok, David J. Meyer, Kelly O. Norwood, Jason R. Thackston, Dennis P. Vermillion, and Roger D. Woodworth.

AVISTA CORPORATION

(6)	Applies to Marian M. Durkin, Karen S. Feltes, Scott L. Morris, and Mark T. Thies.

(7)	Applies to executive officers appointed after October 1, 2010. The Company does not currently have any officers that these agreements apply to.

(8)	Applies to executive officers appointed after February 4, 2011. The Company does not currently have any officers that these plans apply to.

(9)	Applies to awards in 2010.

(10)	Applies to awards in 2011.

(11)	Applies to awards in 2012.

(12)	Applies to awards in 2013.