Form 10-Q
period 2015-06-30
AVISTA CORP
filed 2015-08-05
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2015 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 31, 2015, 62,296,577 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

•
our ability to fully collect the indemnification escrow amounts because of information that was covered under management's representations and warranties related to the Ecova sale which could be inaccurate or incomplete at the time of sale, or because of new information which could be identified subsequent to the sale date, and

•
adverse impacts to our Alaska operations because a majority of the hydroelectric power generation for such operations is provided by a single facility that is subject to a long-term power purchase agreement; hence any issues that negatively affect this facility’s ability to generate or transmit power, the cost and ability to replace power in the event of an extended outage, any decrease in the demand for the power generated by this facility or any loss by our subsidiary of its contractual rights with respect thereto or other adverse effects thereon could negatively affect our Alaska operations' financial results.

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Three Months Ended June 30
Dollars in thousands, except per share amounts
(Unaudited)

	2015	2014
Operating Revenues:
Utility revenues	$330,830	$303,105
Non-utility revenues	6,502	9,475
Total operating revenues	337,332	312,580
Operating Expenses:
Utility operating expenses:
Resource costs	141,116	128,922
Other operating expenses	73,112	67,349
Depreciation and amortization	35,676	31,180
Taxes other than income taxes	23,257	21,367
Non-utility operating expenses:
Other operating expenses	6,646	880
Depreciation and amortization	165	151
Total operating expenses	279,972	249,849
Income from continuing operations	57,360	62,731
Interest expense	19,866	18,547
Interest expense to affiliated trusts	115	112
Capitalized interest	(879)	(834)
Other income-net	(1,836)	(3,055)
Income from continuing operations before income taxes	40,094	47,961
Income tax expense	15,016	16,691
Net income from continuing operations	25,078	31,270
Net income from discontinued operations (Note 4)	196	69,312
Net income	25,274	100,582
Net loss (income) attributable to noncontrolling interests	(28)	289
Net income attributable to Avista Corp. shareholders	$25,246	$100,871
 The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)

Avista Corporation
For the Three Months Ended June 30
Dollars in thousands, except per share amounts
(Unaudited)

	2015	2014
Amounts attributable to Avista Corp. shareholders:
Net income from continuing operations attributable to Avista Corp. shareholders	$25,050	$31,254
Net income from discontinued operations attributable to Avista Corp. shareholders	196	69,617
Net income attributable to Avista Corp. shareholders	$25,246	$100,871
Weighted-average common shares outstanding (thousands), basic	62,281	60,184
Weighted-average common shares outstanding (thousands), diluted	62,600	60,463
Earnings per common share attributable to Avista Corp. shareholders, basic:
Earnings per common share from continuing operations	$0.41	$0.52
Earnings per common share from discontinued operations	—	1.16
Total earnings per common share attributable to Avista Corp. shareholders, basic	$0.41	$1.68
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$0.40	$0.52
Earnings per common share from discontinued operations	—	1.15
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$0.40	$1.67
Dividends declared per common share	$0.33	$0.3175
 The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands, except per share amounts
(Unaudited)

	2015	2014
Operating Revenues:
Utility revenues	$767,237	$740,229
Non-utility revenues	16,585	18,929
Total operating revenues	783,822	759,158
Operating Expenses:
Utility operating expenses:
Resource costs	350,676	349,419
Other operating expenses	146,284	134,686
Depreciation and amortization	69,976	61,906
Taxes other than income taxes	53,155	49,513
Non-utility operating expenses:
Other operating expenses	16,462	10,263
Depreciation and amortization	334	298
Total operating expenses	636,887	606,085
Income from continuing operations	146,935	153,073
Interest expense	39,768	37,291
Interest expense to affiliated trusts	227	223
Capitalized interest	(1,796)	(1,495)
Other income-net	(4,067)	(5,655)
Income from continuing operations before income taxes	112,803	122,709
Income tax expense	41,263	43,973
Net income from continuing operations	71,540	78,736
Net income from discontinued operations (Note 4)	196	70,827
Net income	71,736	149,563
Net income attributable to noncontrolling interests	(41)	(193)
Net income attributable to Avista Corp. shareholders	$71,695	$149,370
 The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands, except per share amounts
(Unaudited)

	2015	2014
Amounts attributable to Avista Corp. shareholders:
Net income from continuing operations attributable to Avista Corp. shareholders	$71,499	$78,730
Net income from discontinued operations attributable to Avista Corp. shareholders	196	70,640
Net income attributable to Avista Corp. shareholders	$71,695	$149,370
Weighted-average common shares outstanding (thousands), basic	62,299	60,153
Weighted-average common shares outstanding (thousands), diluted	62,744	60,316
Earnings per common share attributable to Avista Corp. shareholders, basic:
Earnings per common share from continuing operations	$1.15	$1.31
Earnings per common share from discontinued operations	—	1.17
Total earnings per common share attributable to Avista Corp. shareholders, basic	$1.15	$2.48
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$1.14	$1.31
Earnings per common share from discontinued operations	—	1.17
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$1.14	$2.48
Dividends declared per common share	$0.66	$0.635
 The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Three Months Ended June 30
Dollars in thousands
(Unaudited)

	2015	2014
Net income	$25,274	$100,582
Other Comprehensive Income (Loss):
Unrealized investment gains - net of taxes of $0 and $201, respectively	—	341
Reclassification adjustment for realized losses on investment securities included in net income from discontinued operations - net of taxes of $0 and $273, respectively	—	462
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $132 and $62, respectively	245	112
Total other comprehensive income	245	915
Comprehensive income	25,519	101,497
Comprehensive loss (income) attributable to noncontrolling interests	(28)	289
Comprehensive income attributable to Avista Corporation shareholders	$25,491	$101,786

For the Six Months Ended June 30
Dollars in thousands
(Unaudited)

	2015	2014
Net income	$71,736	$149,563
Other Comprehensive Income (Loss):
Unrealized investment gains - net of taxes of $0 and $664, respectively	—	1,126
Reclassification adjustment for realized gains on investment securities included in net income from discontinued operations - net of taxes of $0 and $(1), respectively	—	(2)
Reclassification adjustment for realized losses on investment securities included in net income from discontinued operations - net of taxes of $0 and $273, respectively	—	462
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $264 and $121, respectively	491	223
Total other comprehensive income	491	1,809
Comprehensive income	72,227	151,372
Comprehensive income attributable to noncontrolling interests	(41)	(193)
Comprehensive income attributable to Avista Corporation shareholders	$72,186	$151,179
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets:
Current Assets:
Cash and cash equivalents	$16,242	$22,143
Accounts and notes receivable-less allowances of $8,094 and $4,888, respectively	136,321	171,925
Utility energy commodity derivative assets	484	1,525
Regulatory asset for utility derivatives	21,464	29,640
Materials and supplies, fuel stock and natural gas stored	50,873	66,356
Deferred income taxes	19,576	14,794
Income taxes receivable	942	43,893
Other current assets	43,428	45,071
Total current assets	289,330	395,347
Net Utility Property:
Utility plant in service	4,941,008	4,718,062
Construction work in progress	174,482	227,758
Total	5,115,490	4,945,820
Less: Accumulated depreciation and amortization	1,388,790	1,325,858
Total net utility property	3,726,700	3,619,962
Other Non-current Assets:
Investment in exchange power-net	10,208	11,433
Investment in affiliated trusts	11,547	11,547
Goodwill	57,672	57,976
Long-term energy contract receivable	21,590	28,202
Other property and investments-net	42,506	42,016
Total other non-current assets	143,523	151,174
Deferred Charges:
Regulatory assets for deferred income tax	96,806	100,412
Regulatory assets for pensions and other postretirement benefits	229,684	235,758
Other regulatory assets	97,690	91,920
Regulatory asset for unsettled interest rate swaps	51,490	77,063
Non-current regulatory asset for utility derivatives	28,214	24,483
Other deferred charges	16,552	16,212
Total deferred charges	520,436	545,848
Total assets	$4,679,989	$4,712,331
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation
Dollars in thousands
(Unaudited)

	June 30,	December 31,
	2015	2014
Liabilities and Equity:
Current Liabilities:
Accounts payable	$70,086	$112,974
Current portion of long-term debt and capital leases	3,162	6,424
Current portion of nonrecourse long-term debt of Spokane Energy	—	1,431
Short-term borrowings	90,000	105,000
Utility energy commodity derivative liabilities	12,681	18,045
Other current liabilities	131,017	141,395
Total current liabilities	306,946	385,269
Long-term debt and capital leases	1,494,885	1,492,062
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	259,006	254,140
Pensions and other postretirement benefits	188,862	189,489
Deferred income taxes	718,265	710,342
Other non-current liabilities and deferred credits	146,473	146,240
Total liabilities	3,165,984	3,229,089
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 62,293,936 and 62,243,374 shares outstanding	1,001,253	999,960
Accumulated other comprehensive loss	(7,397)	(7,888)
Retained earnings	520,537	491,599
Total Avista Corporation shareholders’ equity	1,514,393	1,483,671
Noncontrolling Interests	(388)	(429)
Total equity	1,514,005	1,483,242
Total liabilities and equity	$4,679,989	$4,712,331
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands
(Unaudited)

	2015	2014
Operating Activities:
Net income	$71,736	$149,563
Non-cash items included in net income:
Depreciation and amortization	72,131	68,543
Provision for deferred income taxes	6,161	24,161
Power and natural gas cost amortizations (deferrals), net	11,414	(10,032)
Amortization of debt expense	1,774	1,889
Amortization of investment in exchange power	1,225	1,225
Stock-based compensation expense	3,441	4,838
Equity-related AFUDC	(3,874)	(4,237)
Pension and other postretirement benefit expense	18,786	11,585
Amortization of Spokane Energy contract	6,612	6,078
Gain on sale of Ecova	(163)	(161,100)
Other	(5,216)	8,778
Contributions to defined benefit pension plan	(8,000)	(21,500)
Changes in certain current assets and liabilities:
Accounts and notes receivable	25,460	59,086
Materials and supplies, fuel stock and natural gas stored	15,484	(4,491)
Decrease (increase) in collateral posted for derivative instruments	(908)	9,753
Income taxes receivable	42,951	7,783
Other current assets	2,609	(5,273)
Accounts payable	(26,396)	(34,025)
Income taxes payable	1,055	97,617
Other current liabilities	(4,170)	13,747
Net cash provided by operating activities	232,112	223,988

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(177,752)	(136,514)
Other capital expenditures	(504)	(6,122)
Federal and state grant payments received	2,538	1,729
Cash paid for acquisition	(95)	(4,697)
Increase in funds held for clients	—	(18,931)
Purchase of securities available for sale	—	(12,267)
Sale and maturity of securities available for sale	—	14,612
Proceeds from sale of Ecova, net of cash sold	1,022	229,903
Other	(798)	(475)
Net cash provided by (used in) investing activities	(175,589)	67,238
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands
 (Unaudited)

	2015	2014
Financing Activities:
Net decrease in short-term borrowings	$(15,000)	$(19,500)
Repayment of borrowings from Ecova line of credit	—	(46,000)
Redemption and maturity of long-term debt	(1,414)	(149)
Maturity of nonrecourse long-term debt of Spokane Energy	(1,431)	(8,026)
Issuance of common stock, net of issuance costs	1,080	1,980
Repurchase of common stock	(2,920)	—
Cash dividends paid	(41,268)	(38,327)
Increase in client fund obligations	—	16,216
Payment to noncontrolling interests for sale of Ecova	—	(54,179)
Payment to option holders and redeemable noncontrolling interests for sale of Ecova	—	(20,871)
Other	(1,471)	3,023
Net cash used in financing activities	(62,424)	(165,833)

Net increase (decrease) in cash and cash equivalents	(5,901)	125,393

Cash and cash equivalents at beginning of period	22,143	82,574

Cash and cash equivalents at end of period	$16,242	$207,967
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands
(Unaudited)

	2015	2014
Common Stock, Shares:
Shares outstanding at beginning of period	62,243,374	60,076,752
Shares issued	139,962	143,347
Shares repurchased	(89,400)	—
Shares outstanding at end of period	62,293,936	60,220,099
Common Stock, Amount:
Balance at beginning of period	$999,960	$896,993
Equity compensation expense	3,081	4,765
Issuance of common stock, net of issuance costs and excess tax benefits	1,080	1,980
Payment of minimum tax withholdings for share-based payment awards	(1,480)	—
Repurchase of common stock	(1,431)	—
Equity transactions of consolidated subsidiaries	—	(1,062)
Payment to option holders and redeemable noncontrolling interests for sale of Ecova	—	(20,871)
Excess tax benefits	43	3,936
Balance at end of period	1,001,253	885,741
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(7,888)	(5,819)
Other comprehensive income	491	1,809
Balance at end of period	(7,397)	(4,010)
Retained Earnings:
Balance at beginning of period	491,599	407,092
Net income attributable to Avista Corporation shareholders	71,695	149,370
Cash dividends paid (common stock)	(41,268)	(38,327)
Repurchase of common stock	(1,489)	—
Valuation adjustments and other noncontrolling interests activity	—	10,150
Balance at end of period	520,537	528,285
Total Avista Corporation shareholders’ equity	1,514,393	1,410,016
Noncontrolling Interests:
Balance at beginning of period	(429)	20,001
Net income attributable to noncontrolling interests	41	197
Deconsolidation of noncontrolling interests related to sale of Ecova	—	(23,612)
Other	—	2,943
Balance at end of period	(388)	(471)
Total equity	$1,514,005	$1,409,545
Redeemable Noncontrolling Interests:
Balance at beginning of period	$—	$15,889
Net loss attributable to noncontrolling interests	—	(4)
Purchase of subsidiary noncontrolling interests	—	(12)
Valuation adjustments and other noncontrolling interests activity	—	(15,873)
Balance at end of period	$—	$—
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended June 30, 2015 and 2014 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2014 Form 10-K for definitions of terms. The acronyms and terms are an integral part of these condensed consolidated financial statements.
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
Avista Capital, Inc. (Avista Capital), a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, except Spokane Energy, LLC (Spokane Energy). During the first half of 2014, Avista Capital’s subsidiaries included Ecova, Inc. (Ecova), which was an 80.2 percent owned subsidiary prior to its disposition on June 30, 2014. Ecova was a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 4 for information regarding the disposition of Ecova and Note 14 for business segment information.
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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Utility taxes	$12,941	$12,469	$32,439	$32,207

AVISTA CORPORATION

Other Income-Net
Other income-net consisted of the following items for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income	$117	$250	$360	$524
Interest income on regulatory deferrals	14	51	34	95
Equity-related AFUDC	1,659	2,203	3,874	4,237
Net gain (loss) on investments	(67)	185	(451)	145
Other income	113	366	250	654
Total	$1,836	$3,055	$4,067	$5,655
Materials and Supplies, Fuel Stock and Natural Gas Stored
Inventories of materials and supplies, fuel stock and natural gas stored are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Materials and supplies	$35,056	$32,483
Fuel stock	5,714	5,142
Natural gas stored	10,103	28,731
Total	$50,873	$66,356
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
The following is a summary of the disposition of available-for-sale securities for the three and six months ended June 30, 2014 (dollars in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014
Proceeds from sales, maturities and calls	$3,209	$14,612
Gross realized gains	—	3
Gross realized losses (1)	(735)	(735)
(1) The gross realized losses for both the three and six months ended June 30, 2014 were included in the determination of the gain on the disposition of Ecova and were not the result of selling any individual securities.
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

AVISTA CORPORATION

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
Fair Value Measurements
Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Energy commodity derivative assets and liabilities, deferred compensation assets, as well as derivatives related to interest rate swap agreements and foreign currency exchange contracts, are reported at estimated fair value on the Condensed Consolidated Balance Sheets. See Note 11 for the Company’s fair value disclosures.
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
Regulatory accounting practices require that certain costs and/or obligations (such as incurred power and natural gas costs not currently included in rates, but expected to be recovered or refunded in the future) are reflected as deferred charges or credits on the Condensed Consolidated Balance Sheets. These costs and/or obligations are not reflected in the Condensed Consolidated Statements of Income until the period during which matching revenues are recognized. The Company also has decoupling revenue deferrals. As opposed to cost deferrals which are not recognized in the Condensed Consolidated Statements of Income until they are included in rates, decoupling revenue is recognized in the Condensed Consolidated Statements of Income during the period it occurs (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage) and a regulatory asset/liability is established which will be surcharged or rebated to customers in future periods. If at some point in the future the Company determines that it no longer meets the criteria for continued application of regulatory accounting practices for all or a portion of its regulated operations, the Company could be:

•	required to write off its regulatory assets,

•
precluded from the future deferral of costs or decoupled revenues not recovered through rates at the time such amounts are incurred, even if the Company expected to recover these amounts from customers in the future.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consisted of the following as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $(3,983) and $(4,247), respectively	$(7,397)	$(7,888)

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30 (dollars in thousands). Items in parenthesis indicate reductions to net income.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended June 30,		Six months ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2015	2014	2015	2014	Affected Line Item in Statement of Income
Realized gains on investment securities	$—	$—	$—	$3	(a)
Realized losses on investment securities	—	(735)	—	(735)	(a)
	—	(735)	—	(732)	Total before tax
	—	273	—	272	Tax expense (a)
	$—	$(462)	$—	$(460)	Net of tax
Amortization of defined benefit pension items
Amortization of net prior service cost	$273	$38	$546	$76	(b)
Amortization of net loss	(3,687)	(1,990)	$(7,375)	$(3,980)	(b)
Adjustment due to effects of regulation	3,037	1,778	6,074	3,560	(b)
	(377)	(174)	(755)	(344)	Total before tax
	132	62	264	121	Tax benefit
	$(245)	$(112)	$(491)	$(223)	Net of tax

(a)	These amounts were included as part of net income from discontinued operations (see Note 4 for additional details).

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 7 for additional details).
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
In addition to the hydroelectric project licenses identified above for Avista Utilities, the requirements of section 10(d) of the FPA also apply to the AEL&P licenses for Lake Dorothy and Annex Creek/Salmon Creek (combined).
The appropriated retained earnings amounts included in retained earnings were as follows as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Appropriated retained earnings	$21,030	$14,270
Dividends
The payment of dividends on common stock could be limited by:

•	certain covenants applicable to preferred stock (when outstanding) contained in the Company’s Restated Articles of Incorporation, as amended (currently there are no preferred shares outstanding),

•	certain covenants applicable to the Company's outstanding long-term debt and committed line of credit agreements,

•	the hydroelectric licensing requirements of section 10(d) of the FPA, and

AVISTA CORPORATION

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

Under the covenant applicable to the Company's committed line of credit agreement, which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time, the amount of retained earnings available for dividends at June 30, 2015 was limited to approximately $410.5 million.
Under the requirements of the OPUC approval of the AERC acquisition as outlined above, the amount available for dividends at June 30, 2015 was limited to approximately $272.0 million.
Stock Repurchase Program
On December 16, 2014, the Company announced that Avista Corp.'s Board of Directors approved the repurchase of up to 800,000 shares of the Company’s outstanding common stock, commencing on January 2, 2015, and expiring on March 31, 2015 (first quarter 2015 program). The number of shares repurchased through the first quarter 2015 program were in addition to the number of shares repurchased during 2014 under a separate stock repurchase program, which expired on December 31, 2014. The parameters of the first quarter 2015 program were consistent with the parameters of the 2014 program. Under the first quarter 2015 program, the Company repurchased 89,400 shares at a total cost of $2.9 million and an average cost of $32.66 per share. All repurchased shares reverted to the status of authorized but unissued shares.
Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses losses that do not meet these conditions for accrual, if there is a reasonable possibility that a loss may be incurred. As of June 30, 2015, the Company has not recorded any significant amounts related to unresolved contingencies.
Reclassifications
Certain prior year amounts on the Company's Condensed Consolidated Statements of Cash Flows were reclassified to conform to the current year presentation. In the current year Condensed Consolidated Statements of Cash Flows, "Decrease (increase) in collateral posted for derivative instruments," and "Income taxes receivable," were added as their own line items. These were previously included in "Other current assets" in the operating activities section.
NOTE 2. NEW ACCOUNTING STANDARDS
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU amends the definition of a discontinued operation and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 makes it more difficult for a disposal transaction to qualify as a discontinued operation. In addition, the ASU requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the Balance Sheet rather than just the current period and it requires additional disclosures on the face of the Statement of Cash Flows regarding discontinued operations. This ASU became effective for periods beginning on or after December 15, 2014; however, early adoption was permitted. The Company evaluated this standard and determined that it would not early adopt this standard. Since the disposition of Ecova occurred before the effective date of this standard, and the Company did not early adopt this standard, there is no impact on the Company's financial condition, results of operations and cash flows in the current year.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity identifies the various performance obligations in a contract, allocates the transaction price among the performance obligations and recognizes revenue as the entity satisfies the performance obligations. This ASU was originally effective for periods beginning after December 15, 2016 and early adoption is not permitted. In July 2015, the FASB voted to defer the effective date for one year, with adoption as of the original date permitted. However, while this ASU is not effective until 2018, it will require retroactive application to all periods presented in the financial statements. As such, at adoption in 2018, amounts

AVISTA CORPORATION

in 2016 and 2017 may have to be revised or a cumulative adjustment to opening retained earnings may have to be recorded. The Company is evaluating this standard and cannot, at this time, estimate the potential impact on its future financial condition, results of operations and cash flows.
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
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This ASU amends the presentation of debt issuance costs in the financial statements such that an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as a deferred asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for periods beginning on or after December 15, 2015; however, early adoption is permitted. Upon adoption, entities will apply the new guidance retrospectively to all comparable prior periods presented in the financial statements. The Company evaluated this standard during the first quarter of 2015 and determined that it would not early adopt this standard. Upon adoption, the Company will revise its current presentation of debt issuance costs in the Condensed Consolidated Balance Sheets; however, the Company does not expect a material impact on its future financial condition, results of operations or cash flows as a result of the adoption.
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
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This ASU simplifies the inventory measurement guidance by removing the requirement to measure inventory at the lower of cost or market and instead requires inventory to be measured at the lower of cost or net realizable value (estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation). This ASU applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendment. This ASU is effective for periods beginning on or after December 15, 2016. The new guidance shall be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating this standard and cannot, at this time, estimate the potential impact on its future financial condition, results of operations and cash flows. However, the Company does not expect to early adopt this standard.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." This ASU removes, from the fair value hierarchy, investments for which the practical expedient is used to measure fair value at net asset value (NAV). Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, entities must provide certain disclosures for investments for which they elect to use the NAV practical expedient to determine fair value. This ASU is effective for periods beginning on or after December 15, 2015 and early adoption is permitted. Upon adoption, this ASU should be applied retrospectively to all periods presented. The Company is evaluating this standard and cannot, at this time, estimate the potential impact on its future financial condition, results of operations and cash flows.

AVISTA CORPORATION

NOTE 3. BUSINESS ACQUISITIONS
Alaska Energy and Resources Company
On July 1, 2014, the Company acquired AERC, based in Juneau, Alaska, and as of that date, AERC became a wholly-owned subsidiary of Avista Corp.
The primary subsidiary of AERC is AEL&P, a regulated utility which provides electric services to 16,552 customers in the City and Borough of Juneau (CBJ), Alaska. In addition to the regulated utility, AERC owns AJT Mining, which is an inactive mining company holding certain properties.
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
The contract acquisition price and the fair value of consideration transferred for AERC were as follows (in thousands, except "per share" and number of shares data):

Contract acquisition price (using the calculated $32.46 per share common stock price)
Gross contract price	$170,000
Acquired cash	19,704
Acquired debt (excluding capital lease obligation)	(38,832)
Other closing adjustments	(58)
Total adjusted contract price	$150,814

Fair value of consideration transferred
Avista Corp. common stock (4,500,014 shares at $33.35 per share)	$150,075
Avista Corp. common stock (1,427 shares at $30.71 per share)	44
Cash	4,792
Fair value of total consideration transferred	$154,911
During the second quarter of 2015, the Company recorded a reduction to goodwill of approximately $0.3 million due to income tax related adjustments. After consideration of the goodwill adjustment in the second quarter of 2015, the transaction resulted in a total amount of goodwill of $52.4 million. The goodwill associated with this acquisition is not deductible for tax purposes. The remainder of the assets acquired and liabilities assumed have not changed from the amounts disclosed in the 2014 Form 10-K.
The majority of AERC’s operations are subject to the rate-setting authority of the Regulatory Commission of Alaska (RCA) and are accounted for pursuant to GAAP, including the accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for AERC’s regulated operations provide revenues derived from costs, including a return on investment, of assets and liabilities included in rate base. Due to this regulation, the fair values of AERC’s assets and liabilities subject to these rate-setting provisions are assumed to approximate their carrying values. There were not any identifiable intangible assets associated with this acquisition. The excess of the purchase consideration over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill reflects the value paid for the expected continued growth of a rate-regulated business located in a defined service area with a

AVISTA CORPORATION

constructive regulatory environment, the attractiveness of stable, growing cash flows, as well as providing a platform for potential future growth outside of the rate-regulated electric utility in Alaska, as well as potential additional utility investment.
The following table summarizes the supplemental pro forma information for the three and six months ended June 30, 2014 compared to actual 2015 information related to the acquisition of AERC as if the acquisition had occurred on January 1, 2013 (dollars in thousands - unaudited):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Actual	Pro forma	Actual	Pro forma
Actual Avista Corp. revenues from continuing operations (excluding AERC)	$327,085	$312,580	$760,784	$759,158
Supplemental pro forma AERC revenues (1)	10,247	11,782	23,038	24,546
Total pro forma revenues	337,332	324,362	783,822	783,704

Actual AERC revenues included in Avista Corp. revenues (1)	10,247	—	23,038	—

Actual Avista Corp. net income from continuing operations attributable to Avista Corp. shareholders (excluding AERC)	24,222	31,254	68,140	78,730
Actual Avista Corp. net income from discontinued operations attributable to Avista Corp. shareholders	196	69,617	196	70,640
Adjustment to Avista Corp.'s net income for acquisition costs (net of tax) (2)	16	219	21	672
Supplemental pro forma AERC net income (1)	828	2,371	3,359	5,627
Total pro forma net income	25,262	103,461	71,716	155,669

Actual AERC net income included in Avista Corp. net income (1)	$828	$—	$3,359	$—

(1)
AERC was acquired on July 1, 2014; therefore, none of the supplemental revenues and net income for the three and six months ended June 30, 2014 were included in the actual results of Avista Corp. for those periods. The amounts disclosed for the three and six months ended June 30, 2015 were included in the overall results of Avista Corp.

(2)
This adjustment is to treat all transaction costs as if they occurred on January 1, 2013 and to remove them from the periods in which they actually occurred. The transaction costs were expensed and presented in the Condensed Consolidated Statements of Income in other operating expenses within utility operating expenses. Since the start of the transaction through June 30, 2015, Avista Corp. has expensed $3.0 million (pre-tax) in total transaction fees. In addition to the amounts expensed, through June 30, 2015, Avista Corp. has included $0.4 million in fees associated with the issuance of common stock for the transaction as a reduction to common stock. These fees do not impact the supplemental pro forma information above.

NOTE 4. DISCONTINUED OPERATIONS
On June 30, 2014, Avista Capital, the non-regulated subsidiary of Avista Corp., completed the sale of its interest in Ecova to Cofely USA Inc., an indirect subsidiary of GDF SUEZ, a French multinational utility company, and an unrelated party to Avista Corp. The sale price was $335.0 million in cash, less the payment of debt and other customary closing adjustments. At the closing of the transaction on June 30, 2014, Ecova became a wholly-owned subsidiary of Cofely USA Inc. and the Company has not had and will not have any further involvement with Ecova after such date.
The purchase price of $335.0 million, as adjusted, was divided among the security holders of Ecova, including minority shareholders and option holders, pro rata based on ownership. Approximately $16.8 million (5 percent of the purchase price) will be held in escrow for 15 months from the closing of the transaction to satisfy certain indemnification obligations under the merger agreement. An additional $1.0 million was held in escrow pending resolution of adjustments to working capital and this escrow for the working capital adjustment was resolved in the second quarter of 2015.
Avista Capital and Cofely USA Inc. agreed to make an election under Section 338(h)(10) of the Internal Revenue Code (Code) of 1986, as amended, with respect to the purchase and sale of Ecova to allocate the merger consideration among the assets of Ecova deemed to have been acquired in the merger.

AVISTA CORPORATION

When all escrow amounts are released, the sales transaction is expected to provide cash proceeds to Avista Corp., net of debt, payment to option and minority holders, income taxes and transaction expenses, of $143.7 million and result in a net gain of $69.9 million (which was mostly recognized during the second quarter of 2014 and had some insignificant true-ups during the third and fourth quarters of 2014 and the second quarter of 2015). The Company expects to receive the full amount of its portion of the remaining escrow accounts; therefore, these amounts were included in the gain calculation.
Prior to the completion of the sale, Ecova was a reportable business segment. Amounts reported in discontinued operations for 2014 relate solely to the Ecova business segment. The following table presents amounts that were included in discontinued operations for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	$—	$43,150	$—	$87,534
Gain on sale of Ecova (1)	163	161,100	163	161,100
Transaction expenses and accelerated employee benefits (2)	—	8,976	—	8,976
Gain on sale of Ecova, net of transaction expenses	163	152,124	163	152,124

Income before income taxes	163	154,190	163	156,599
Income tax expense (benefit) (3)	(33)	84,878	(33)	85,772
Net income from discontinued operations	196	69,312	196	70,827
Net income attributable to noncontrolling interests	—	305	—	(187)
Net income from discontinued operations attributable to Avista Corp. shareholders	$196	$69,617	$196	$70,640

(1)	The gain recognized during the second quarter of 2015 related to the resolution of the working capital adjustment and the release of the associated escrow funds.

(2)
Avista Corp.'s portion of the total transaction expenses was $9.1 million (including amounts which were withheld from the transaction net proceeds) and this was recognized during the second and third quarters of 2014. All transaction expenses paid on the Ecova sale (including Avista Corp.'s portion and the portion attributable to the minority interest holders of Ecova) were $11.0 million, and of this amount, $5.4 million was withheld from the net proceeds and the remainder was paid during the second and third quarters of 2014. The transaction expenses were for legal, accounting and other consulting fees and the accelerated employee benefits related to employee stock options which were settled in accordance with the Ecova equity plan.

(3)	The tax benefit in the second quarter of 2015 resulted from a state tax true-up, partially offset by tax expense associated with the gain on sale recognized during the second quarter of 2015.
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

AVISTA CORPORATION

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
As part of its resource procurement and management of its natural gas business, Avista Utilities makes continuing projections of its natural gas loads and assesses available natural gas resources including natural gas storage availability. Natural gas resource planning typically includes peak requirements, low and average monthly requirements and delivery constraints from natural gas supply locations to Avista Utilities’ distribution system. However, daily variations in natural gas demand can be significantly different than monthly demand projections. On the basis of these projections, Avista Utilities plans and executes a series of transactions to hedge a portion of its projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend as much as four natural gas operating years (November through October) into the future. Avista Utilities also leaves a significant portion of its natural gas supply requirements unhedged for purchase in short-term and spot markets.
Natural gas resource optimization activities include:

•	wholesale market sales of surplus natural gas supplies,

•	optimization of interstate pipeline transportation capacity not needed to serve daily load, and

•	purchases and sales of natural gas to optimize use of storage capacity.
The following table presents the underlying energy commodity derivative volumes as of June 30, 2015 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs
2015	165	1,391	10,559	95,498	152	2,177	1,730	66,515
2016	394	1,348	2,505	97,058	287	2,116	1,370	74,668
2017	397	—	675	33,913	286	483	1,360	17,403
2018	397	—	—	6,795	286	—	1,360	—
2019	235	—	—	4,050	158	—	1,345	—
Thereafter	—	—	—	—	—	—	2,470	—

(1)
Physical transactions represent commodity transactions in which Avista Utilities will take or make delivery of either electricity or natural gas; financial transactions represent derivative instruments with delivery of cash in the amount of gain or loss but with no physical delivery of the commodity, such as futures, swaps, options, or forward contracts.

AVISTA CORPORATION

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
The following table summarizes the foreign currency hedges that the Company has outstanding as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Number of contracts	26	18
Notional amount (in United States currency)	$8,183	$5,474
Notional amount (in Canadian currency)	10,130	6,198
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
The following table summarizes the interest rate swaps that the Company has entered into as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
June 30, 2015	5	75,000	2015
	6	115,000	2016
	3	45,000	2017
	11	245,000	2018
	1	20,000	2019
December 31, 2014	5	75,000	2015
	5	95,000	2016
	3	45,000	2017
	9	205,000	2018
Upon settlement of interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the term of the associated debt.
The fair value of outstanding interest rate swaps can vary significantly from period to period depending on the total notional amount of swaps outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. The Company would be required to make cash payments to settle the interest rate swaps if the fixed rates are higher than prevailing market rates at the date of settlement. Conversely, the Company receives cash to settle its interest rate swaps when prevailing market rates at the time of settlement exceed the fixed swap rates.

AVISTA CORPORATION

Summary of Outstanding Derivative Instruments
As of June 30, 2015, the Company has multiple master netting agreements with a variety of entities that allow for cross-commodity netting under ASC 815-10-45. The Company does not have any agreements which allow for cross-affiliate netting among multiple affiliated legal entities. The amounts recorded on the Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2015 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netting	Net Asset (Liability) in Balance Sheet
Foreign currency contracts	Other current liabilities	$4	$(74)	$—	$(70)
Interest rate contracts	Other current assets	1,781	(325)	—	1,456
Interest rate contracts	Other property and investments-net	250	—	—	250
Interest rate contracts	Other current liabilities	—	(5,715)	—	(5,715)
Interest rate contracts	Other non-current liabilities and deferred credits	7,589	(53,364)	22,400	(23,375)
Commodity contracts	Current utility energy commodity derivative assets	544	(60)	—	484
Commodity contracts	Current utility energy commodity derivative liabilities	51,995	(73,946)	9,270	(12,681)
Commodity contracts	Other non-current liabilities and deferred credits	20,190	(48,404)	7,092	(21,122)
Total derivative instruments recorded on the balance sheet		$82,353	$(181,888)	$38,762	$(60,773)
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

AVISTA CORPORATION

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
The following table presents the Company's collateral outstanding related to its derivative instruments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Energy commodity derivatives
Cash collateral posted	$27,953	$20,565
Letters of credit outstanding	20,000	14,500
Balance sheet offsetting (cash collateral against net derivative positions)	16,362	15,510

Interest rate swaps
Cash collateral posted	22,400	28,880
Letters of credit outstanding	7,200	10,900
Balance sheet offsetting (cash collateral against net derivative positions)	22,400	28,880
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
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Liabilities with credit-risk-related contingent features	$6,684	$12,911
Additional collateral to post	6,682	16,227
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
The Company's credit policy requires an evaluation of the financial condition of counterparties. Credit risk management includes collateral requirements or other credit enhancements, such as letters of credit or parent company guarantees. The Company enters into various agreements that address credit risks including standardized agreements that allow for the netting or offsetting of positive and negative exposures.
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
Specifically, the Company has recorded liabilities for future asset retirement obligations to:

•	restore ponds at Colstrip,

•	cap a landfill at the Kettle Falls Plant,

•	remove plant and restore the land at the Coyote Springs 2 site at the termination of the land lease, and

•	dispose of PCBs in certain transformers.
Due to an inability to estimate a range of settlement dates, the Company cannot estimate a liability for the:

•	removal and disposal of certain transmission and distribution assets, and

•	abandonment and decommissioning of certain hydroelectric generation and natural gas storage facilities.
On April 17, 2015, the EPA published a final rule regarding coal combustion residuals (CCRs), also termed coal combustion byproducts or coal ash in the Federal Register and this rule becomes effective on October 15, 2015. Colstrip, of which Avista Corp. is a 15 percent owner of units 3 and 4, produces this byproduct. The rule establishes technical requirements for CCR landfills and surface impoundments under Subtitle D of the Resource Conservation and Recovery Act, the nation's primary law

AVISTA CORPORATION

for regulating solid waste. The Company in conjunction with the other Owners’ is developing a multi-year compliance plan to strategically address the new CCR requirements and existing State obligations while maintaining operational stability. During the second quarter of 2015, the operator of Colstrip provided an initial cost estimate of the expected retirement costs associated with complying with the new CCR rule. Based on the initial assessment, Avista Corp. recorded an increase to its asset retirement obligations of $11.7 million with a corresponding increase in the cost basis of the utility plant.
The actual asset retirement costs related to the CCR Rule requirements may vary substantially from the estimates used to record the increased obligation due to uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs, such as the quantity of coal ash present at certain sites and the volume of fill that will be needed to cap and cover certain impoundments. Avista Corp. will coordinate with the plant operator and continue to gather additional data in future periods to make decisions about compliance strategies and the timing of closure activities. As additional information becomes available, Avista Corp. will update the ARO for these changes in estimates, which could be material. The Company expects to seek recovery of any increased costs related to complying with the new rule through customer rates.
The following table documents the changes in the Company’s asset retirement obligation for the period December 31, 2014 through June 30, 2015 (dollars in thousands):

2015
Asset retirement obligation at December 31, 2014	$3,028
Liabilities incurred	11,658
Liabilities settled	(6)
Accretion expense	111
Asset retirement obligation at June 30, 2015	$14,791
NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
The pension and other postretirement benefit plans described below only relate to Avista Utilities and AEL&P. METALfx (not discussed below) has a salary deferral 401(k) savings plan that is a defined contribution plan and is not significant to the Company.
Avista Utilities
The Company has a defined benefit pension plan covering the majority of all regular full-time employees at Avista Utilities that were hired prior to January 1, 2014. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. Non-union employees hired on or after January 1, 2014 participate in a defined contribution 401(k) plan in lieu of a defined benefit pension plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $8.0 million in cash to the pension plan for the six months ended June 30, 2015 and expects to contribute a total of $12.0 million in cash to the plan during 2015. The Company contributed $32.0 million in cash to the pension plan in 2014.
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
The Company provides certain health care and life insurance benefits for eligible retired employees that were hired prior to January 1, 2014. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services. The liability and expense of this plan are included as other postretirement benefits. Non-union employees hired on or after January 1, 2014 will have access to the retiree medical plan upon retirement; however, Avista Corp. will no longer provide a contribution toward their medical premium.
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
The Company uses a December 31 measurement date for its pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2015	2014	2015	2014
Three months ended June 30:
Service cost	$4,984	$3,868	$721	$499
Interest cost	6,531	6,706	1,292	1,353
Expected return on plan assets	(7,075)	(8,110)	(500)	(472)
Amortization of prior service cost	6	6	(287)	(43)
Net loss recognition	2,634	14	1,263	349
Net periodic benefit cost	$7,080	$2,484	$2,489	$1,686
Six months ended June 30:
Service cost	$9,933	$8,886	$1,420	$1,473
Interest cost	13,203	13,412	2,623	2,706
Expected return on plan assets	(14,491)	(16,220)	(931)	(944)
Amortization of prior service cost	12	12	(566)	(86)
Net loss recognition	5,028	1,171	2,555	1,175
Net periodic benefit cost	$13,685	$7,261	$5,101	$4,324
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
The pension and other postretirement plans described above for AEL&P are not material to Avista Corp.
NOTE 8. COMMITTED LINES OF CREDIT
Avista Corp.
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2019.

AVISTA CORPORATION

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed lines of credit were as follows as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Borrowings outstanding at end of period	$90,000	$105,000
Letters of credit outstanding at end of period	$34,379	$32,579
Average interest rate on borrowings at end of period	0.94%	0.93%
AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of June 30, 2015 and December 31, 2014, there were no borrowings outstanding under this committed line of credit.

AVISTA CORPORATION

NOTE 9. LONG-TERM DEBT
The following details long-term debt outstanding as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Maturity		Interest	June 30,	December 31,
Year	Description	Rate	2015	2014
Avista Corp. Secured Long-Term Debt
2016	First Mortgage Bonds	0.84%	$90,000	$90,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (1)	(1)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2044	First Mortgage Bonds	4.11%	60,000	60,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
	Total Avista Corp. secured long-term debt		1,436,700	1,436,700
Alaska Electric Light and Power Company Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75,000	75,000
	Total consolidated secured long-term debt		1,511,700	1,511,700
Alaska Energy and Resources Company Unsecured Long-Term Debt
2019	Unsecured Term Loan	3.85%	15,000	15,000
	Total secured and unsecured long-term debt		1,526,700	1,526,700
	Capital lease obligations		73,422	74,149
	Settled interest rate swaps (2)		(17,336)	(17,541)
	Unamortized debt discount		(1,039)	(1,122)
	Total		1,581,747	1,582,186
	Secured Pollution Control Bonds held by Avista Corporation (1)		(83,700)	(83,700)
	Current portion of long-term debt and capital leases		(3,162)	(6,424)
	Total long-term debt and capital leases		$1,494,885	$1,492,062

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
The balances related to the Snettisham capital lease obligation as of June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014
Capital lease obligation (1)	$68,840	$69,955
Capital lease asset (2)	71,007	71,007
Accumulated amortization of capital lease asset (2)	3,641	1,821

(1)	The capital lease obligation amount is equal to the amount of AIDEA's revenue bonds outstanding.

(2)	These amounts are included in utility plant in service on the Condensed Consolidated Balance Sheet.
Interest on the capital lease obligation and amortization of the capital lease asset are included in utility resource costs in the Condensed Consolidated Statements of Income and totaled the following amounts for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest on capital lease obligation	$922	$—	$1,845	$—
Amortization of capital lease asset	910	—	1,820	—
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
In May 2015, AIDEA posted a notice on the Electronic Municipal Market Access and the Bloomberg websites indicating it is considering an offering of tax-exempt refunding bonds with the purpose of refunding all or a portion of their outstanding revenue bonds associated with the Snettisham Hydroelectric Project. The transaction is currently anticipated to price in August 2015. The size and timing of the anticipated transaction remains subject to market conditions and AIDEA reserves the right to change or modify its plans as it deems appropriate. AIDEA is under no obligation to pursue this transaction or any other new money or refunding issue and there is no guarantee any contemplated transactions will be consummated.
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

AVISTA CORPORATION

The following table details future capital lease obligations, including interest, under the Snettisham PPA (dollars in thousands):

	Remaining
	2015	2016	2017	2018	2019	Thereafter	Total
Principal	$1,115	$2,350	$2,480	$2,615	$2,755	$57,525	$68,840
Interest	1,845	3,567	3,438	3,305	3,165	25,364	40,684
Total	$2,960	$5,917	$5,918	$5,920	$5,920	$82,889	$109,524
NOTE 10. LONG-TERM DEBT TO AFFILIATED TRUSTS
In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly. The distribution rates paid were as follows during the six months ended June 30, 2015 and the year ended December 31, 2014:

	June 30,	December 31,
	2015	2014
Low distribution rate	1.11%	1.10%
High distribution rate	1.16%	1.11%
Distribution rate at the end of the period	1.16%	1.11%
Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $1.5 million of Common Trust Securities to the Company. These debt securities may be redeemed at the option of Avista Capital II on or after June 1, 2007 and mature on June 1, 2037. In December 2000, the Company purchased $10.0 million of these Preferred Trust Securities.
The Company owns 100 percent of Avista Capital II and has solely and unconditionally guaranteed the payment of distributions on, and redemption price and liquidation amount for, the Preferred Trust Securities to the extent that Avista Capital II has funds available for such payments from the respective debt securities. Upon maturity or prior redemption of such debt securities, the Preferred Trust Securities will be mandatorily redeemed. The Company does not include these capital trusts in its consolidated financial statements as Avista Corp. is not the primary beneficiary. As such, the sole assets of the capital trusts are $51.5 million of junior subordinated deferrable interest debentures of Avista Corp., which are reflected on the Condensed Consolidated Balance Sheets. Interest expense to affiliated trusts in the Condensed Consolidated Statements of Income represents interest expense on these debentures.
NOTE 11. FAIR VALUE
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
The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,087,197	$951,000	$1,118,972
Long-term debt (Level 3)	492,000	496,848	492,000	527,663
Snettisham capital lease obligation (Level 3)	68,840	75,174	69,955	79,290
Nonrecourse long-term debt (Level 3)	—	—	1,431	1,440
Long-term debt to affiliated trusts (Level 3)	51,547	37,629	51,547	38,582
These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 73.00 to 123.32, where a par value of 100.0 represents the carrying value recorded on the Consolidated Balance Sheets. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of this item was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Moody's Aaa Corporate discount rate as published by the Federal Reserve on June 30, 2015.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
June 30, 2015
Assets:
Energy commodity derivatives	$—	$72,728	$—	$(72,244)	$484
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	1	(1)	—
Foreign currency derivatives	—	4	—	(4)	—
Interest rate swaps	—	9,620	—	(7,914)	1,706
Deferred compensation assets:
Fixed income securities (2)	1,830	—	—	—	1,830
Equity securities (2)	6,199	—	—	—	6,199
Total	$8,029	$82,352	$1	$(80,163)	$10,219
Liabilities:
Energy commodity derivatives	$—	$96,823	$—	$(88,606)	$8,217
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	6,826	(1)	6,825
Power exchange agreement	—	—	18,616	—	18,616
Power option agreement	—	—	145	—	145
Foreign currency derivatives	—	74	—	(4)	70
Interest rate swaps	—	59,404	—	(30,314)	29,090
Total	$—	$156,301	$25,587	$(118,925)	$62,963

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2014
Assets:
Energy commodity derivatives	$—	$96,729	$—	$(95,204)	$1,525
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	1,349	(1,349)	—
Foreign currency derivatives	—	1	—	(1)	—
Interest rate swaps	—	966	—	(506)	460
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	1,793	—	—	—	1,793
Equity securities (2)	6,074	—	—	—	6,074
Total	$9,467	$97,696	$1,349	$(97,060)	$11,452
Liabilities:
Energy commodity derivatives	$—	$127,094	$—	$(110,714)	$16,380
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	1,384	(1,349)	35
Power exchange agreement	—	—	23,299	—	23,299
Power option agreement	—	—	424	—	424
Interest rate swaps	—	77,568	—	(29,386)	48,182
Foreign currency derivatives	—	21	—	(1)	20
Total	$—	$204,683	$25,107	$(141,450)	$88,340

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
Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.7 million as of June 30, 2015 and $0.8 million as of December 31, 2014.
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

AVISTA CORPORATION

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
For the power commodity option agreement, the Company uses the Black-Scholes-Merton valuation model to estimate the fair value, and this model includes significant inputs not observable or corroborated in the market. These inputs include; 1) the strike price (which is an internally derived price based on a combination of generation plant heat rate factors, natural gas market pricing, delivery and other O&M charges), 2) estimated delivery volumes, and 3) volatility rates for periods beyond July 2018. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, changes in overall commodity market prices and volatility rates are accompanied by directionally similar changes in the strike price and volatility assumptions used in the calculation.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of June 30, 2015 (dollars in thousands):

Fair Value (Net) at
	June 30, 2015	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(18,616)	Surrogate facility pricing	O&M charges	$30.66-$55.56/MWh (1)
			Escalation factor	3% - 2015 to 2019
			Transaction volumes	392,608 - 397,030 MWhs
Power option agreement	(145)	Black-Scholes- Merton	Strike price	$43.44/MWh - 2015
$55.66/MWh - 2019
			Delivery volumes	128,278 - 287,147 MWhs
			Volatility rates	0.20 (2)
Natural gas exchange agreement	(6,825)	Internally derived weighted average cost of gas	Forward purchase prices	$2.27 - $3.19/mmBTU

			Forward sales prices	$2.47 - $4.08/mmBTU
			Purchase volumes	125,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs
(1) The average O&M charges for the delivery year beginning in November 2014 were $42.90 per MWh. For ratemaking purposes the average O&M charges to be included for recovery in retail rates vary slightly between regulatory jurisdictions. The average O&M charges for the delivery year beginning in 2014 were $43.11 for Washington and $42.90 for Idaho.
(2) The estimated volatility rate of 0.20 is compared to actual quoted volatility rates of 0.39 for 2015 to 0.20 in July 2018.

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

AVISTA CORPORATION

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Three months ended June 30, 2015:
Balance as of April 1, 2015	$817	$(25,903)	$(251)	$(25,337)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities	(8,163)	6,551	106	(1,506)
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	521	736	—	1,257
Transfers to/from other categories	—	—	—	—
Ending balance as of June 30, 2015	$(6,825)	$(18,616)	$(145)	$(25,586)
Three months ended June 30, 2014:
Balance as of April 1, 2014	$(2,418)	$(13,624)	$(428)	$(16,470)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities	235	5,029	(177)	5,087
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	—	676	—	676
Transfers to/from other categories	—	—	—	—
Ending balance as of June 30, 2014	$(2,183)	$(7,919)	$(605)	$(10,707)
Six months ended June 30, 2015:
Balance as of January 1, 2015	$(35)	$(23,299)	$(424)	$(23,758)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities	(7,386)	170	279	(6,937)
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	596	4,513	—	5,109
Transfers to/from other categories	—	—	—	—
Ending balance as of June 30, 2015	$(6,825)	$(18,616)	$(145)	$(25,586)

AVISTA CORPORATION

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Six months ended June 30, 2014:
Balance as of January 1, 2014	$(1,219)	$(14,441)	$(775)	$(16,435)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Included in regulatory assets/liabilities	2,084	7,055	170	9,309
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	(3,048)	(533)	—	(3,581)
Transfers from other categories	—	—	—	—
Ending balance as of June 30, 2014	$(2,183)	$(7,919)	$(605)	$(10,707)

NOTE 12. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income from continuing operations attributable to Avista Corp. shareholders	$25,050	$31,254	$71,499	$78,730
Net income from discontinued operations attributable to Avista Corp. shareholders	196	69,617	196	70,640
Subsidiary earnings adjustment for dilutive securities (discontinued operations)	—	58	—	5
Adjusted net income from discontinued operations attributable to Avista Corp. shareholders for computation of diluted earnings per common share	$196	$69,675	$196	$70,645
Denominator:
Weighted-average number of common shares outstanding-basic	62,281	60,184	62,299	60,153
Effect of dilutive securities:
Performance and restricted stock awards	319	279	445	163
Weighted-average number of common shares outstanding-diluted	62,600	60,463	62,744	60,316
Earnings per common share attributable to Avista Corp. shareholders, basic:
Earnings per common share from continuing operations	$0.41	$0.52	$1.15	$1.31
Earnings per common share from discontinued operations	$—	$1.16	$—	$1.17
Total earnings per common share attributable to Avista Corp. shareholders, basic	$0.41	$1.68	$1.15	$2.48
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$0.40	$0.52	$1.14	$1.31
Earnings per common share from discontinued operations	$—	$1.15	$—	$1.17
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$0.40	$1.67	$1.14	$2.48
There were no shares excluded from the calculation because they were antidilutive.

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
With regard to the Seattle claims, on March 28, 2014, the Presiding ALJ issued her Initial Decision finding that: 1) Seattle failed to demonstrate that either Avista Utilities or Avista Energy engaged in unlawful market activity and also failed to identify any specific contracts at issue; 2) Seattle failed to demonstrate that contracts with either Avista Utilities or Avista Energy imposed an excessive burden on consumers or seriously harmed the public interest; and that 3) Seattle failed to demonstrate that either Avista Utilities or Avista Energy engaged in any specific violations of substantive provisions of the Federal Power Act or any filed tariffs or rate schedules. Accordingly, the ALJ denied all of Seattle’s claims under both section 206 and section 309 of the Federal Power Act. On May 22, 2015, the FERC issued its Order on Initial Decision in which it upheld the ALJ’s Initial Decision denying all of Seattle’s claims against Avista Utilities and Avista Energy. Seattle has filed a Request for Rehearing of the FERC’s Order on Initial Decision. The Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.
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

AVISTA CORPORATION

affected by the alleged air pollution and require payment of Plaintiffs’ costs of litigation and attorney fees. The Plaintiffs have since indicated that they do not intend to pursue two of the seven projects, leaving a total of five projects remaining.
The case has been bifurcated into separate liability and remedy trials. The Court has set the liability trial date for November 2015. No date has been set for the remedy trial.
Management believes that it is reasonably possible that this matter could result in a loss to the Company. However, due to uncertainties concerning this matter, Avista Corp. cannot predict the outcome or determine whether it would have a material impact on the Company.
Cabinet Gorge Total Dissolved Gas Abatement Plan
Dissolved atmospheric gas levels (referred to as "TDG") in the Clark Fork River exceed state of Idaho and federal water quality numeric standards downstream of the Cabinet Gorge Hydroelectric Generating Project (Cabinet Gorge) during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement as incorporated in Avista Corp.'s FERC license for the Clark Fork Project, Avista Corp. has worked in consultation with agencies, tribes and other stakeholders to address this issue. Under the terms of a gas supersaturation mitigation plan, Avista is reducing TDG by constructing spill crest modifications on spill gates at the dam, and the Company expects to continue spill crest modifications over the next several years, in ongoing consultation with key stakeholders. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.
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
As of June 30, 2015, the Company has recorded an estimated remediation liability and the Company will continue to monitor the remediation activities and will adjust any estimated remediation liability if necessary as new information is obtained. The Company does not expect that this matter will have a material effect on its financial condition, results of operations or cash flows.
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

AVISTA CORPORATION

A new collective bargaining agreement with the local union of the IBEW in Alaska was signed in May 2013 and expires in March 2017. The collective bargaining agreement with the IBEW in Alaska represents approximately 54 percent of all AERC employees.
Investment Commitments
In October 2014, an indirect subsidiary of Avista Corp. entered into an agreement to fund a limited liability company in exchange for equity ownership in the limited liability company. This represents an unconditional commitment for $3.1 million, and the payments began in October 2014. As of June 30, 2015, the remaining commitment under the agreement was $2.3 million.
Customer Information and Work Management Systems Project Cost Recovery
Over the past four years, Avista Corp. has invested significant capital into the replacement of its customer information and work management systems (Project Compass). Project Compass was completed and went into service during the first quarter of 2015. As part of the Washington electric and natural gas general rate cases filed in February 2015, Avista Utilities has requested the full recovery of the Washington share of the costs associated with this project.
On July 27, 2015, the UTC Staff in the Company's electric and natural gas general rate cases filed responsive testimony. Included in their testimony was a recommendation to disallow $12.7 million (Washington's share) of Project Compass costs primarily related to the seven month delay in the full completion of the project. Avista Utilities has concluded that the likelihood that part of the cost of Project Compass will be disallowed for ratemaking purposes is less than probable.
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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2015:
Operating revenues	$320,698	$10,232	$330,930	$6,502	$(100)	$337,332
Resource costs	137,896	3,220	141,116	—	—	141,116
Other operating expenses	70,348	2,764	73,112	6,746	(100)	79,758
Depreciation and amortization	34,351	1,325	35,676	165	—	35,841
Income (loss) from operations	55,415	2,354	57,769	(409)	—	57,360
Interest expense (2)	18,969	895	19,864	147	(30)	19,981
Income taxes	14,632	591	15,223	(207)	—	15,016
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	24,478	925	25,403	(353)	—	25,050
Capital expenditures (3)	90,800	5,355	96,155	92	—	96,247
For the three months ended June 30, 2014:
Operating revenues	$303,555	$—	$303,555	$9,475	$(450)	$312,580
Resource costs	128,922	—	128,922	—	—	128,922
Other operating expenses	67,349	—	67,349	1,330	(450)	68,229
Depreciation and amortization	31,180	—	31,180	151	—	31,331
Income from operations	54,737	—	54,737	7,994	—	62,731
Interest expense (2)	18,422	—	18,422	316	(79)	18,659
Income taxes	13,302	—	13,302	3,389	—	16,691
Net income from continuing operations attributable to Avista Corp. shareholders	26,685	—	26,685	4,490	79	31,254
Capital expenditures (3)	76,789	—	76,789	56	—	76,845
For the six months ended June 30, 2015:
Operating revenues	$744,781	$23,006	$767,787	$16,585	$(550)	$783,822
Resource costs	344,556	6,120	350,676	—	—	350,676
Other operating expenses	140,757	5,527	146,284	17,012	(550)	162,746
Depreciation and amortization	67,348	2,628	69,976	334	—	70,310
Income (loss) from operations	140,203	7,493	147,696	(761)	—	146,935
Interest expense (2)	37,937	1,799	39,736	311	(52)	39,995
Income taxes	39,520	2,275	41,795	(532)	—	41,263
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	68,862	3,559	72,421	(922)	—	71,499
Capital expenditures (3)	172,012	5,740	177,752	504	—	178,256

AVISTA CORPORATION

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the six months ended June 30, 2014:
Operating revenues	$741,129	$—	$741,129	$18,929	$(900)	$759,158
Resource costs	349,419	—	349,419	—	—	349,419
Other operating expenses	134,686	—	134,686	11,163	(900)	144,949
Depreciation and amortization	61,906	—	61,906	298	—	62,204
Income from operations	145,605	—	145,605	7,468	—	153,073
Interest expense (2)	36,968	—	36,968	713	(167)	37,514
Income taxes	40,922	—	40,922	3,051	—	43,973
Net income from continuing operations attributable to Avista Corp. shareholders	74,681	—	74,681	3,882	167	78,730
Capital expenditures (3)	136,514	—	136,514	102	—	136,616
Total Assets:
As of June 30, 2015:	$4,361,550	$268,607	$4,630,157	$49,832	$—	$4,679,989
As of December 31, 2014:	$4,367,926	$264,195	$4,632,121	$80,210	$—	$4,712,331

(1)
Intersegment eliminations reported as operating revenues and resource costs represent intercompany purchases and sales of electric capacity and energy. Intersegment eliminations reported as interest expense and net income (loss) attributable to Avista Corp. shareholders represent intercompany interest.

(2)	Including interest expense to affiliated trusts.

(3)
The capital expenditures for the other businesses are included as other capital expenditures on the Condensed Consolidated Statements of Cash Flows. The remainder of the balance included in other capital expenditures on the Condensed Consolidated Statements of Cash Flows in 2014 are related to Ecova.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Avista Corporation
Spokane, Washington
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ending June 30, 2015 and 2014, and the related condensed consolidated statements of equity and redeemable noncontrolling interests and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2015

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Segments
As of June 30, 2015, we have two reportable business segments as follows:

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

•
Alaska Electric Light and Power Company – the primary operating subsidiary of AERC, which provides electric services in the City and Borough of Juneau, Alaska. We acquired AERC on July 1, 2014, and as of that date, AERC is a wholly-owned subsidiary of Avista Corp. See "Note 3 of the Notes to Condensed Consolidated Financial Statements" for further discussion regarding this acquisition.

We have other businesses, including sheet metal fabrication, venture fund investments and real estate investments, as well as certain other operations of Avista Capital. In addition, as of July 1, 2014 we own AJT Mining, which is a wholly-owned subsidiary of AERC, and is an inactive mining company holding certain properties. These activities do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp., including AM&D, doing business as METALfx.
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Avista Utilities	$24,478	$26,685	$68,862	$74,681
Alaska Electric Light and Power Company	925	—	3,559	—
Ecova - Discontinued operations (1)	196	69,696	196	70,807
Other	(353)	4,490	(922)	3,882
Net income attributable to Avista Corporation shareholders	$25,246	$100,871	$71,695	$149,370

(1)	The results for the quarter and six months ended June 30, 2014 include the net gain on sale of Ecova of approximately $68.1 million.
Executive Level Summary
Overall Results
Net income attributable to Avista Corporation shareholders was $25.2 million for the three months ended June 30, 2015, a decrease from $100.9 million for the three months ended June 30, 2014. The decrease in consolidated earnings was largely due to the disposition of Ecova on June 30, 2014 (which resulted in a significant net gain for the three months ended June 30, 2014). Avista Utilities' earnings decreased primarily due to increases in other operating expenses, depreciation and amortization, taxes other than income taxes and income tax expense (due to the utilization of a Section 199 manufacturing deduction in 2014), all of which were expected. These increases in expenses were partially offset by an increase in gross margin that resulted from an increase in electric cooling loads (due to warmer weather) that was partially offset by a decrease in natural gas heating loads. Both the increase in electric loads and the decrease in natural gas loads were partially offset by the new decoupling mechanism in Washington (implemented January 1, 2015). Avista Utilities' earnings also reflect the positive impact of a general rate increase in Washington. Compared to the second quarter of 2014, gross margin was also negatively impacted by the timing of the recognition of the benefit under the ERM in Washington.
Net income attributable to Avista Corporation shareholders was $71.7 million for the six months ended June 30, 2015, a decrease from $149.4 million for the six months ended June 30, 2014. Consistent with the second quarter above, 2014 results were significantly increased by the net gain on the disposition of Ecova. Avista Utilities' earnings decreased primarily due to weather that was significantly warmer than normal and warmer than the prior year in the first quarter, which reduced heating loads. The decrease in heating loads in the first quarter was partially offset by the new decoupling mechanism in Washington (implemented January 1, 2015), increased cooling loads in the second quarter, a general rate increase in Washington, lower net power supply costs and a decrease in the provision for earnings sharing in Idaho. Absent the impacts of mild winter weather in

AVISTA CORPORATION

the first quarter, we would have experienced a larger increase in gross margin. In addition to the fluctuation in gross margin, we experienced expected increases in other operating expenses, depreciation and amortization, and taxes other than income taxes.
Results for the three and six months ended June 30, 2015 also include earnings at AEL&P, which was acquired on July 1, 2014.
Results for the three and six months ended June 30, 2014 also include a $9.8 million net gain at Avista Energy related to the settlement of the California power markets litigation. The net gain from the litigation settlement was partially offset by a pre-tax contribution of $6.4 million of the proceeds to the Avista Foundation, a charitable organization funded by Avista Corp. Both of these transactions are reflected in the results of the other businesses.
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
Capital Expenditures
We are making significant capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. Avista Utilities' cash-basis capital expenditures (per the Condensed Consolidated Statement of Cash Flows) were $172.0 million and its accrual-basis capital expenditures were $160.8 million for the six months ended June 30, 2015. We expect Avista Utilities' capital expenditures to be about $375.0 million in 2015 and $350.0 million for each of 2016 and 2017. AEL&P's capital expenditures were $5.7 million for the six months ended June 30, 2015. We expect to spend approximately $15.0 million annually for the period 2015 to 2017 related to capital expenditures at AEL&P. These estimates of capital expenditures are subject to continuing review and adjustment (see discussion under “Capital Expenditures”).
Alaska Energy and Resources Company Acquisition
On July 1, 2014, we acquired AERC, based in Juneau, Alaska. In connection with this acquisition, we issued 4,500,014 new shares of common stock to the shareholders of AERC based on a contractual formula that resulted in a price of $32.46 per share and we made $4.8 million in cash payments. The consideration exchanged reflects a purchase price of $170.0 million, plus acquired cash, less outstanding debt and other closing adjustments.
This transaction resulted in total goodwill of $52.4 million.
The completion of this transaction makes the financial results for the first half of 2015 and 2014 incomparable since the first half of 2014 does not contain any financial results from AERC. For additional information regarding the AERC transaction, including pro forma financial comparisons, see “Note 3 of the Notes to Condensed Consolidated Financial Statements.”
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
The purchase price of $335.0 million, as adjusted, was divided among the security holders of Ecova, including minority shareholders and option holders, pro rata based on ownership. Approximately $16.8 million (5 percent of the purchase price)

AVISTA CORPORATION

will be held in escrow for 15 months from the closing of the transaction to satisfy certain indemnification obligations under the merger agreement, and an additional $1.0 million was held in escrow pending resolution of adjustments to working capital. The $1.0 million escrow for the working capital adjustment was resolved in the second quarter of 2015.
Avista Capital and Cofely USA Inc. agreed to make an election under Code Section 338(h)(10) with respect to the purchase and sale of Ecova to allocate the merger consideration among the assets of Ecova deemed to have been acquired in the merger.
When all remaining escrow amounts are released, the sales transaction is expected to provide cash proceeds to Avista Corp., net of debt, payment to option and minority holders, income taxes and transaction expenses, of $143.7 million, resulting in a net gain of $69.9 million. The Company expects to receive the full amount of its portion of the remaining escrow accounts; therefore, these amounts are included in the gain calculation. Almost all of the net gain was recognized in 2014.
On July 1, 2014, we utilized a portion of the proceeds from the Ecova sales transaction to pay off the outstanding balance owed on our committed line of credit and we initiated a common stock share repurchase program.
The completion of this transaction makes the financial results for the first half of 2015 and 2014 incomparable since the first half of 2014 contains the financial results of Ecova (in discontinued operations) and 2015 does not have any results from Ecova. For additional information regarding the Ecova disposition, see “Note 4 of the Notes to Condensed Consolidated Financial Statements.”
Stock Repurchase Program
Avista Corp. initiated a stock repurchase program commencing on January 2, 2015 and expiring on March 31, 2015 for the repurchase of up to 800,000 shares of the Company’s outstanding common stock. Under this program, the Company repurchased 89,400 shares at a total cost of $2.9 million and an average cost of $32.66 per share. All repurchased shares reverted to the status of authorized but unissued shares. We do not have plans to repurchase additional shares during 2015 under a stock repurchase program.
Liquidity and Capital Resources
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of April 2019. We have the option to request an extension for an additional one or two years beyond April 2019, provided, 1) there are no default events prior to the requested extension, and 2) the remaining term of agreement, including the requested extension period, does not exceed five years. As of June 30, 2015, there were $90.0 million of cash borrowings and $34.4 million in letters of credit outstanding, leaving $275.6 million of available liquidity under this line of credit.
The Avista Corp. facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of June 30, 2015, we were in compliance with this covenant with a ratio of 52.0 percent.
AEL&P has a committed line of credit in the amount of $25.0 million with an expiration date of November 2019. As of June 30, 2015, there were no borrowings outstanding under this committed line of credit.
The AEL&P committed line of credit agreement contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of June 30, 2015, AEL&P was in compliance with this covenant with a ratio of 58.1 percent.
For 2015, we expect to issue up to $125.0 million of long-term debt in order to maintain an appropriate capital structure and to fund planned capital expenditures.
In the six months ended June 30, 2015, we issued $1.1 million (net of issuance costs) of common stock under the employee benefit plans. We do not expect to issue any shares in 2015, other than small amounts under these plans.
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

AVISTA CORPORATION

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
Expiring and New Rebates and Energy Recovery Mechanism (ERM)
The parties agreed in the settlement that a credit of $8.3 million from the ERM deferral balance will be returned to electric customers to help offset the 2015 rate increase. This ERM balance represents lower net power supply costs in recent years than the costs embedded in base retail rates, which are being returned to customers in the form of a rebate. This rebate will not increase or decrease our net income. Total net deferred power costs under the ERM were a liability of $16.2 million as of June 30, 2015, compared to a liability of $14.2 million as of December 31, 2014, and these deferred power cost balances represent amounts due to customers.
In addition, our electric customers were receiving benefits from two rebates that expired at the end of 2014 and which reduced monthly energy bills by 2.8 percent during 2014. The parties agreed in the settlement that we will provide a rebate to customers of $8.6 million over an 18-month period related to our sale of renewable energy credits, which will partially replace the expiring rebates and reduce customers’ monthly bills by 1.2 percent, beginning January 1, 2015. The net effect of the expiring rebates and the new rebate resulted in an increase of approximately 1.6 percent beginning January 1, 2015. These rebates are passed through to customers and do not increase or decrease our net income.
The overall change in customer billing rates from the approved settlement agreement, including the expiring and new rebates, was 2.5 percent for electric customers and 5.6 percent for natural gas customers effective January 1, 2015.
Power Supply Cost Update and Customer Information and Work Management Systems Deferral
The settlement agreement included a provision that required Avista Utilities to update base power supply costs on November 1, 2014. This update to power supply costs was reflected in the overall electric revenue increase effective January 1, 2015, and reset the base power supply costs for the ERM calculations effective January 1, 2015. The amount of the updated power supply costs was a $5.3 million increase. The increase in costs to customers from the power supply update will be offset with the available ERM deferral balance for the calendar year 2015 and the offset will not increase or decrease our net income during 2015.
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
Decoupling
The parties agreed that Avista Utilities will implement electric and natural gas decoupling mechanisms for a five-year period beginning January 1, 2015. Decoupling is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. Our actual revenue, based on kilowatt hour and therm sales will vary, up or down, from the level included in a general rate case, which could be caused by changes in weather, energy conservation or the economy. Per the terms of the settlement agreement and the decoupling mechanisms included therein, generally, our electric and natural gas revenues will be adjusted each month to be based on the number of customers, rather than kilowatt hour and therm sales. The difference between revenues based on sales and revenues based on the number of customers will be deferred and either surcharged or rebated to customers beginning in the following year. Electric and natural gas decoupling surcharge rate adjustments to customers are limited to 3 percent on an annual basis, with any

AVISTA CORPORATION

remaining surcharge balance carried forward for recovery in a future period. There is no limit on the level of rebate rate adjustments.
The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations will be made for the prior calendar year. These earnings tests will reflect actual decoupled revenues, normalized power supply costs, adjustments to rate base and other normalizing adjustments.

•
If we have a decoupling rebate balance for the prior year and earn in excess of a 7.32 percent rate of return (ROR), the rebate to customers would be increased by 50 percent of the earnings in excess of the 7.32 percent ROR.

•	If we have a decoupling rebate balance for the prior year and earn a 7.32 percent ROR or less, only the base amount of the rebate to customers would be made.

•
If we have a decoupling surcharge balance for the prior year and earn in excess of a 7.32 percent ROR, the surcharge to customers would be reduced by 50 percent of the earnings in excess of the 7.32 percent ROR (or eliminated). If 50 percent of the earnings in excess of the 7.32 percent ROR exceeds the decoupling surcharge balance, the dollar amount that exceeds the surcharge balance would create a rebate balance for customers.

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
2015 General Rate Cases
In May 2015, Avista Corp. and multiple parties to our electric and natural gas general rate case filings reached agreement on certain issues, and a partial settlement agreement was filed with the UTC for its consideration. The partial settlement agreement includes agreement among the parties on the cost of capital, net power supply costs and the spread of any resulting revenue increase among customer classes at the conclusion of the cases. The agreed-upon ROR on rate base is 7.29 percent, with a common equity ratio of 48.5 percent and a 9.5 percent return on equity (ROE).
The partial settlement includes adjustments to the originally-filed net power supply costs, resulting from a recent change in our power supply model, updated lower contract costs associated with a recently signed power purchase agreement from Chelan PUD, and an agreed-upon additional reduction to power supply costs. The overall decrease in net power supply costs under the settlement is $12.4 million. The parties also agreed that net power supply costs would be updated with the most current information two months prior to new retail rates going into effect from this case. The updated net power supply costs (higher or lower) would also be used to reset the base for the ERM calculations for 2016.
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
On July 27, 2015, the UTC Staff in our Washington electric and natural gas general rate cases filed responsive testimony. Included in their testimony was a recommendation to disallow $12.7 million (Washington's share) of Project Compass costs primarily related to the seven month delay in the full completion of the project. Avista Utilities has concluded that the likelihood that part of the cost of Project Compass will be disallowed for ratemaking purposes is less than probable and we will vigorously defend the prudence of our investment in Project Compass, and full recovery of the costs.
The UTC has up to 11 months from our initial filing date to review our filings and issue a decision.
Idaho General Rate Cases
2014 Rate Plan Extension
Avista Utilities did not file new general rate cases in Idaho in 2014. Instead, Avista Utilities developed an extension to the 2013 and 2014 rate plan and reached a settlement agreement with all interested parties.

AVISTA CORPORATION

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
The settlement agreement establishes an ROE deadband between the currently authorized ROE of 9.8 percent and a 9.5 percent ROE. Under the settlement agreement, we will be allowed to use any 2014 Idaho after-the-fact earnings test deferral to support an actual earned ROE in 2015 up to 9.5 percent. For 2014, we deferred a total of $7.7 million for the 2014 after-the-fact earnings test, which includes the $1.9 million recorded in 2014 related to the 2013 earnings test. During 2015, if we earn more than the 9.8 percent ROE, 50 percent of the earnings above 9.8 percent will be shared with customers through future ratemaking. For the six months ended June 30, 2015, we have not deferred any 2015 amounts related to the provision for earnings sharing for Idaho customers.
As part of the settlement, we agreed not to file a general rate case in 2014, and to file no earlier than May 31, 2015 for new electric or natural gas base retail rates to become effective on or after January 1, 2016. In addition, the settlement replaced two rebates, which expired on January 1, 2015, that were reducing customers' monthly energy bills by 1.3 percent for electric and 1.7 percent for natural gas. The rebates were replaced for a one-year period, through December 31, 2015, using existing deferral balances due to customers, which will have no impact on our net income. This provision does not preclude us from filing other rate adjustments such as the PGA.
2015 General Rate Cases
On June 1, 2015, we filed electric and natural gas general rates cases with the IPUC. The filed general rate cases include two-year rate plans with requested rate increases in 2016 and 2017.
Effective January 1, 2016, we have requested an overall increase in billed electric rates of 5.2 percent (designed to increase annual electric revenues by $13.2 million) and an overall increase in billed natural gas rates of 5.8 percent (designed to increase annual natural gas revenues by $3.2 million).
Effective January 1, 2017, we have requested an overall increase in billed electric rates of 5.1 percent (designed to increase annual electric revenues by $13.7 million) and an overall increase in billed natural gas rates of 2.5 percent (designed to increase annual natural gas revenues by $1.7 million).
Our requests are based on a proposed rate of return on rate base of 7.62 percent with a common equity ratio of 50 percent and a 9.9 percent return on equity.
Included in the general rate case filings are proposed electric and natural gas fixed cost adjustment mechanisms (FCA). The FCAs are decoupling mechanisms designed to break the link between a utility's revenues and consumers' energy usage. Our revenues, based on kilowatt-hour and therm sales, vary, up or down, from the levels included in a general rate case. This could be due to changes in conservation, weather or the economy. Under the proposed FCA mechanisms, our electric and natural gas revenues would be adjusted each month to reflect revenues based on the number of customers, rather than kilowatt-hour and therm sales. The difference between revenues based on sales and revenues based on the number of customers would result in either surcharges or rebates to customers in the following year.
The IPUC has up to nine months to review the filings and issue a decision.
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

AVISTA CORPORATION

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
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $8.2 million as of June 30, 2015 and a liability of $3.9 million as of December 31, 2014.
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
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Total net deferred

AVISTA CORPORATION

power costs under the ERM were a liability of $16.2 million as of June 30, 2015, compared to a liability of $14.2 million as of December 31, 2014, and these deferred power cost balances represent amounts due to customers.
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

Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the UTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. We made our annual filing on March 31, 2015. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by UTC order. The 2014 ERM deferred power cost transactions were approved by an order from the UTC.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were an asset of $1.2 million as of June 30, 2015 compared to an asset of $8.3 million as of December 31, 2014.
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
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Utility revenues increased $27.7 million, after elimination of intracompany revenues of $26.6 million for the second quarter of 2015 and $28.4 million for the second quarter of 2014. Avista Utilities' portion of utility revenues increased $17.1 million for the second quarter of 2015 and AEL&P had electric revenues of $10.2 million. Including intracompany revenues, Avista

AVISTA CORPORATION

Utilities' electric revenues increased $4.6 million and natural gas revenues increased $10.7 million. Avista Utilities' retail electric revenues increased $9.4 million primarily due to warmer weather (and increased cooling loads) and the Washington general rate increase, partially offset by the decoupling deferral (rebate) of $2.0 million. Wholesale electric revenues increased $0.2 million due to an increase in sales prices partially offset by a decrease in sales volumes, while sales of fuel decreased $3.1 million. In the second quarter of 2015, we recorded a provision for earnings sharing of $0.6 million for Washington electric customers. In the second quarter of 2014, we recorded a provision for earnings sharing of $1.2 million for Idaho electric customers. Retail natural gas revenues increased $1.5 million due to higher rates (from PGAs and general rate increases), partially offset by a decrease in volumes caused by warmer weather. The decrease in volumes was partially offset by the decoupling deferral (surcharge) of $2.2 million. Wholesale natural gas revenues increased $7.1 million due to an increase in volumes, partially offset by a decrease in prices.
Utility resource costs increased $12.2 million, after elimination of intracompany resource costs of $26.6 million for the second quarter of 2015 and $28.4 million for second quarter of 2014. Avista Utilities' portion of resource costs increased $9.0 million and AEL&P had electric resource costs of $3.2 million. Including intracompany resource costs, Avista Utilities' electric resource costs increased $0.3 million and natural gas resource costs increased $6.8 million. The increase in Avista Utilities' electric resource costs was primarily due to an increase in fuel costs, partially offset by a decrease in purchased power costs and an increase in power cost deferrals since net power supply costs were above the amount included in base rates. The increase in fuel costs and overall net power supply costs was due in part to a decrease in hydroelectric generation. The increase in natural gas resource costs was primarily due to increased amortizations of prior deferred natural gas costs and current deferrals of natural gas costs for future rebate to customers.
Utility other operating expenses increased $5.8 million, partially as a result of AEL&P being included in the second quarter of 2015, which added $2.8 million to other operating expenses. Avista Utilities' other operating expenses increased due to an increase in pension and other postretirement benefits, administrative and general wages and generation operating costs, partially offset by decreased generation maintenance and outside services expenses.
Utility depreciation and amortization increased $4.5 million, driven by additions to utility plant and the inclusion of $1.3 million related to AEL&P for the second quarter of 2015.
Utility taxes other than income taxes increased $1.9 million primarily due to increased utility property taxes. Also, the current quarter included $0.6 million related to AEL&P.
Other non-utility operating expenses increased $5.8 million primarily due to the receipt of $15.0 million related to the settlement of the California power markets litigation, partially offset by a $6.4 million contribution to the Avista Foundation in the second quarter of 2014.
Interest expense increased $1.3 million primarily due to the acquisition of AEL&P, which added $0.9 million for the current quarter. Also, there was more long-term debt outstanding during the second quarter of 2015 compared to the second quarter of 2014.
Other income-net decreased $1.2 million primarily due to a decrease in equity-related AFUDC with lower construction work in progress balances, as well as net losses on investments in 2015.
Income taxes decreased $1.7 million and our effective tax rate was 37.5 percent for the second quarter of 2015 compared to 34.8 percent for the second quarter of 2014. The decrease in tax expense was primarily due to a decrease in income before income taxes. The increase in the effective tax rate was the result of a Section 199 manufacturing deduction during the second quarter of 2014.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Utility revenues increased $27.0 million, after elimination of intracompany revenues of $44.4 million for the six months ended June 30, 2015 and $63.3 million for the six months ended June 30, 2014. Avista Utilities' portion of utility revenues increased $3.7 million for the six months ended June 30, 2015 and AEL&P had electric revenues of $23.0 million. Including intracompany revenues, Avista Utilities' electric revenues decreased $3.0 million and natural gas revenues decreased $12.3 million. Avista Utilities' retail electric revenues decreased $0.3 million primarily due to lower heating loads in the first quarter partially offset by higher cooling loads in the second quarter, the Washington general rate increase and the decoupling deferral of $1.8 million. Wholesale electric revenues decreased $2.8 million primarily due to a decrease in sales prices, while sales of fuel decreased $3.9 million. In the first half of 2015, we recorded a provision for earnings sharing of $0.6 million for Washington customers. In the first half of 2014, we estimated a provision for earnings sharing of $3.1 million for Idaho electric customers with $1.2 million representing our estimate for the first half of 2014 and $1.9 million representing an adjustment of our 2013 estimate. Retail natural gas revenues decreased $14.0 million due to a decrease in volumes caused by warmer weather during the first two quarters of 2015, partially offset by higher rates (from PGAs and general rate increases) and the decoupling deferral of $4.9 million. Wholesale natural gas revenues decreased $2.3 million due to a decrease in prices, partially offset by

AVISTA CORPORATION

an increase in volumes.
Utility resource costs increased $1.3 million, after elimination of intracompany resource costs of $44.4 million for the six months ended June 30, 2015 and $63.3 million for six months ended June 30, 2014. Avista Utilities' portion of resource costs decreased $4.9 million and AEL&P had electric resource costs of $6.1 million. Including intracompany resource costs, Avista Utilities' electric resource costs decreased $10.7 million and natural gas resource costs decreased $13.1 million. The decrease in Avista Utilities' electric resource costs was primarily due to a decrease in purchased power, partially offset by an increase in power cost deferrals, as net power supply costs were below the amount included in base rates. The decrease in natural gas resource costs was primarily due to a decrease in natural gas purchased, partially offset by an increase in natural gas cost deferrals.
Utility other operating expenses increased $11.6 million and was partially the result of AEL&P being included for the six months ended June 30, 2015, which added $5.5 million to other operating expenses. Avista Utilities' other operating expenses increased due to an increase in pension and other postretirement benefits, administrative and general wages and generation operating costs, partially offset by decreased generation maintenance and outside services expenses.
Utility depreciation and amortization increased $8.1 million, driven by additions to utility plant and the inclusion of $2.6 million related to AEL&P for the first two quarters of 2015.
Utility taxes other than income taxes increased $3.6 million primarily due to increased utility property taxes. Also, the six months ended June 30, 2015 included $1.2 million related to AEL&P.
Other non-utility operating expenses increased $6.2 million primarily due to receipt of $15.0 million related to the settlement of the California power markets litigation, partially offset by a $6.4 million contribution to the Avista Foundation in the second quarter of 2014.
Interest expense increased $2.5 million primarily due to the acquisition of AEL&P, which added $1.8 million for the first two quarters of 2015. Also, there was more long-term debt outstanding during the first half of 2015 compared to the first half of 2014.
Other income-net decreased $1.6 million primarily due to a decrease in equity-related AFUDC with lower construction work in progress balances, as well as net losses on investments in 2015.
Income taxes decreased $2.7 million and our effective tax rate was 36.6 percent for the first half of 2015 compared to 35.8 percent for the first half of 2014. The decrease in expense was primarily due to a decrease in income before income taxes. The increase in the effective tax rate was the result of a Section 199 deduction during the first half of 2014.
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
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Net income for Avista Utilities was $24.5 million for the second quarter of 2015, a decrease from $26.7 million for the second quarter of 2014. Avista Utilities’ income from operations was $55.4 million for the second quarter of 2015, an increase from $54.7 million for the second quarter of 2014. The increase in income from operations was primarily due to an increase in gross margin, partially offset by expected increases in other operating expenses, depreciation and amortization, and taxes other than income taxes.

AVISTA CORPORATION

The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Operating revenues	$236,254	$231,688	$111,002	$100,279	$(26,558)	$(28,412)	$320,698	$303,555
Resource costs	84,326	84,020	80,128	73,314	(26,558)	(28,412)	137,896	128,922
Gross margin	$151,928	$147,668	$30,874	$26,965	$—	$—	$182,802	$174,633
Avista Utilities’ operating revenues increased $17.2 million and resource costs increased $9.0 million, which resulted in an increase of $8.2 million in gross margin. The gross margin on electric sales increased $4.3 million and the gross margin on natural gas sales increased $3.9 million. The increase in electric gross margin was primarily due to a general rate increase in Washington, warmer weather (which increased cooling loads) and a $1.2 million decrease in the provision for earnings sharing in Idaho. The increase in cooling loads was partially offset by decoupling in Washington, which had a negative effect on electric revenues and gross margin of $2.0 million. In the second quarter of 2015, we recorded a provision for earnings sharing of $0.6 million for electric operations in Washington. For the second quarter of 2015, we did not have any pre-tax benefit or expense under the ERM in Washington compared to a benefit of $3.6 million for the second quarter of 2014. This change represents an increase in net power supply costs as compared to the amount authorized primarily due to decreased hydroelectric generation. The increase in natural gas gross margin was primarily due to general rate increases, partially offset by lower heating loads due to significantly warmer weather. The decrease in heating loads was partially offset by the decoupling mechanism in Washington, which had a positive effect on natural gas revenues and gross margin of $2.2 million.
Intracompany revenues and resource costs represent purchases and sales of natural gas between our natural gas distribution operations and our electric generation operations (as fuel for our generation plants). These transactions are eliminated in the presentation of total results for Avista Utilities and in the condensed consolidated financial statements but are included in the separate results for electric and natural gas presented below.
The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2015	2014	2015	2014
Residential	$70,291	$66,941	749	728
Commercial	76,929	71,810	796	765
Industrial	28,458	27,587	456	463
Public street and highway lighting	1,921	1,892	6	7
Total retail	177,599	168,230	2,007	1,963
Wholesale	35,774	35,597	1,029	1,124
Sales of fuel	18,884	22,029	—	—
Other	6,593	7,069	—	—
Decoupling	(2,036)	—	—	—
Provision for earnings sharing	(560)	(1,237)	—	—
Total	$236,254	$231,688	3,036	3,087
Retail electric revenues increased $9.4 million due to an increase in total MWhs sold (increased revenues $4.1 million) and an increase in revenue per MWh (increased revenues $5.3 million). The increase in revenue per MWh was primarily due to a general rate increase in Washington.
The increase in total retail MWhs sold was primarily the result of weather that was significantly warmer than normal and the prior year. Compared to the second quarter of 2014, residential electric use per customer increased 2 percent and commercial use per customer increased 4 percent.
Wholesale electric revenues increased $0.2 million due to an increase in sales prices (increased revenues $3.5 million), partially offset by a decrease in sales volumes (decreased revenues $3.3 million). The fluctuation in volumes and prices was the result of our optimization activities during the quarter.
When current and forward electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the related natural gas purchased for generation in the wholesale market rather than operate the

AVISTA CORPORATION

generating units. The revenues from sales of fuel decreased $3.1 million due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. These thermal optimization transactions also include forward hedges using derivative instruments for electricity and natural gas. As relative power and natural gas prices vary, our volume of thermal optimization also varies. For the second quarter of 2015, $13.0 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the second quarter of 2014, $13.8 million of these sales were made to our natural gas operations.
Differences between revenues and costs from wholesale sales and sales of fuel are applied to reduce or increase resource costs as accounted for under the ERM, the PCA mechanism, and in general rate cases as part of base power supply costs.
Effective January 1, 2015, we implemented electric and natural gas decoupling mechanisms in Washington. Due primarily to significantly warmer than normal weather during the second quarter of 2015 (and the resulting higher sales of electricity for cooling), we recorded a decoupling reduction to electric revenue of $2.0 million.
In Washington and Idaho, we have earnings sharing mechanisms with our customers, such that if Avista Utilities earns more than certain threshold amounts, we will share with customers 50 percent of any earnings above the threshold amounts. The Idaho earnings sharing mechanism has been in place since 2013 and is based on a 9.8 percent return on equity for consolidated Idaho electric and natural gas operations. The Washington earnings sharing mechanism was implemented in 2015 and is based on a 7.32 percent overall rate of return and is measured separately for Washington electric operations and natural gas operations. The decoupling rebate or surcharge balance also factors into the Washington earnings sharing mechanism.
In the second quarter of 2015, our electric earnings were above the threshold amount in Washington and we recorded a provision for earnings sharing of $0.6 million for our Washington electric operations. Our earnings were below threshold amounts in Idaho in the second quarter of 2015. In the second quarter of 2014, we recorded a provision for earnings sharing to Idaho electric customers of $1.2 million, which reflected our cumulative estimate through the six months ended June 30, 2014.
The following table presents our utility natural gas operating revenues and therms delivered for the three months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2015	2014	2015	2014
Residential	$31,351	$30,997	24,622	26,549
Commercial	16,581	15,571	16,972	17,105
Interruptible	658	582	1,070	1,058
Industrial	875	848	1,126	1,140
Total retail	49,465	47,998	43,790	45,852
Wholesale	56,013	48,934	221,317	110,067
Transportation	1,902	1,841	38,286	37,638
Other	1,391	1,643	62	74
Decoupling	2,231	—	—	—
Provision for earnings sharing	—	(137)	—	—
Total	$111,002	$100,279	303,455	193,631
Retail natural gas revenues increased $1.5 million due to higher retail rates (increased revenues $3.8 million), partially offset by a decrease in volumes (decreased revenues $2.3 million). Higher retail rates were due to PGAs and general rate cases. We sold less retail natural gas in the second quarter of 2015 as compared to the second quarter of 2014 due to warmer weather. Compared to the second quarter of 2014, residential natural gas use per customer decreased 9 percent and commercial use per customer decreased 1 percent. Heating degree days at Spokane were 30 percent below historical average for the second quarter of 2015, and 19 percent below the second quarter of 2014. Heating degree days at Medford were 18 percent below historical average for the second quarter of 2015 and 17 percent above the second quarter of 2014.
Wholesale natural gas revenues increased $7.1 million due to an increase in volumes (increased revenues $28.2 million), partially offset by a decrease in prices (decreased revenues $21.1 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, on nonpeak days we generally have more pipeline and storage capacity than what is needed for retail loads. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that partially offsets net natural gas costs. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In the second quarter of 2015, $13.5 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the second quarter of 2014, $14.6 million of these sales were made to our electric

AVISTA CORPORATION

generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
Effective January 1, 2015, we implemented electric and natural gas decoupling mechanisms in Washington. Due primarily to significantly warmer than normal weather during the second quarter of 2015 (and the resulting lower sales of natural gas for heating), we recorded a decoupling increase to natural gas revenue of $2.2 million.
The following table presents our average number of electric and natural gas retail customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2015	2014	2015	2014
Residential	325,710	322,919	295,398	291,257
Commercial	41,203	41,015	34,178	34,017
Interruptible	—	—	35	36
Industrial	1,371	1,395	263	260
Public street and highway lighting	525	534	—	—
Total retail customers	368,809	365,863	329,874	325,570

The following table presents our utility resource costs for the three months ended June 30 (dollars in thousands):

	2015	2014
Electric resource costs:
Power purchased	$33,085	$37,138
Power cost amortizations, net	(1,260)	2,793
Fuel for generation	28,003	12,984
Other fuel costs	16,065	20,713
Other regulatory amortizations, net	4,942	5,304
Other electric resource costs	3,491	5,088
Total electric resource costs	84,326	84,020
Natural gas resource costs:
Natural gas purchased	74,970	77,264
Natural gas cost amortizations, net	4,400	(4,784)
Other regulatory amortizations, net	758	834
Total natural gas resource costs	80,128	73,314
Intracompany resource costs	(26,558)	(28,412)
Total resource costs	$137,896	$128,922
Power purchased decreased $4.1 million due to a decrease in the volume of power purchases (decreased costs $3.7 million) and a slight decrease in wholesale prices (decreased costs $0.4 million). The fluctuation in volumes and prices was primarily the result of our overall optimization activities during the quarter. The decrease in volumes purchased was also due to decreased availability of hydroelectric resources in the region due to lower precipitation levels.
Power cost deferrals and amortizations (net) decreased electric resource costs by $1.3 million for the three months ended June 30, 2015 compared to an increase of $2.8 million for the three months ended June 30, 2014. During the three months ended June 30, 2015, we surcharged customers $1.7 million of previously deferred power costs in Idaho through the PCA. We also refunded to Washington customers $1.8 million through an ERM rebate and $1.3 million through a REC rebate. During the three months ended June 30, 2015, actual power supply costs were above the amount included in base retail rates and we deferred $0.5 million in Washington (which reduced the probable future benefit for customers). We also deferred $0.6 million for RECs in Washington for probable future benefit to customers. We did not defer a material amount of power costs in Idaho, as actual power supply costs were close to the amount included in base retail rates.
Fuel for generation increased $15.0 million primarily due to an increase in thermal generation (due in part to decreased hydroelectric generation), partially offset by a decrease in natural gas fuel prices.
Other fuel costs decreased $4.6 million. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the

AVISTA CORPORATION

resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
Other electric resource costs decreased $1.6 million primarily due to the benefit from a capacity contract of Spokane Energy, which was mostly deferred for probable future benefit to customers through the ERM and PCA.
The expense for natural gas purchased decreased $2.3 million due to a decrease in the price of natural gas (decreased costs $33.2 million), partially offset by an increase in total therms purchased (increased costs $30.9 million). Total therms purchased increased due to an increase in wholesale sales which are used to balance loads and resources as part of the natural gas procurement and resource optimization process, partially offset by a decrease in retail sales. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Net income for Avista Utilities was $68.9 million for the first half of 2015, a decrease from $74.7 million for the first half of 2014. Avista Utilities’ income from operations was $140.2 million for the first half of 2015, a decrease from $145.6 million for the first half of 2014. The decrease in income from operations was primarily due to significantly warmer weather in the first quarter. General rate increases were offset by expected increases in other operating expenses, depreciation and amortization, and taxes other than income taxes.
The following table presents our operating revenues, resource costs and resulting gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Operating revenues	$503,148	$506,124	$285,985	$298,300	$(44,352)	$(63,295)	$744,781	$741,129
Resource costs	195,171	205,900	193,737	206,814	(44,352)	(63,295)	344,556	349,419
Gross margin	$307,977	$300,224	$92,248	$91,486	$—	$—	$400,225	$391,710
Avista Utilities’ operating revenues increased $3.6 million and resource costs decreased $4.9 million, which resulted in an increase of $8.5 million in gross margin. The gross margin on electric sales increased $7.7 million and the gross margin on natural gas sales increased $0.8 million. The increase in electric gross margin was primarily due to a general rate increase in Washington, lower net power supply costs and a $3.1 million decrease in the provision for earnings sharing in Idaho. We experienced weather that was significantly warmer than normal and the prior year, which decreased heating loads in the first quarter and increased cooling loads in the second quarter. The change in loads was partially offset by decoupling in Washington, which had a positive effect on electric revenues and gross margin of $1.8 million. In the second quarter of 2015, we recorded a provision for earnings sharing of $0.6 million for electric operations in Washington. For the first half of 2015, we recognized a pre-tax benefit of $5.7 million under the ERM in Washington compared to a benefit of $4.9 million for the first half of 2014. This change represents a decrease in net power supply costs primarily due to lower natural gas fuel and purchased power prices in 2015, partially offset by slightly lower hydroelectric generation (due to warm and dry conditions in the second quarter). The increase in natural gas gross margin was primarily due to a decrease in natural gas resources costs, partially offset by a decrease in natural gas revenues. The decrease in natural gas revenues resulted from lower heating loads from significantly warmer weather that was partially offset by general rate increases. The earnings impact of the decrease in heating loads was partially offset by decoupling in Washington, which had a positive effect on natural gas revenues and gross margin of $4.9 million.
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

AVISTA CORPORATION

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2015	2014	2015	2014
Residential	$166,404	$173,744	1,773	1,893
Commercial	150,906	145,726	1,555	1,552
Industrial	55,555	53,427	897	907
Public street and highway lighting	3,482	3,783	11	13
Total retail	376,347	376,680	4,236	4,365
Wholesale	70,084	72,887	2,106	2,100
Sales of fuel	42,230	46,179	—	—
Other	13,215	13,482	—	—
Decoupling	1,832	—	—	—
Provision for earnings sharing	(560)	(3,104)	—	—
Total	$503,148	$506,124	6,342	6,465
Retail electric revenues decreased $0.3 million due to a decrease in total MWhs sold (decreased revenues $11.4 million), partially offset by an increase in revenue per MWh (increased revenues $11.1 million). The increase in revenue per MWh was primarily due to a general rate increase in Washington.
The decrease in total MWhs sold was primarily the result of weather that was significantly warmer than normal and warmer than the prior year, which decreased the electric heating load in the first quarter. Compared to the first half of 2014, residential electric use per customer decreased 9 percent and commercial use per customer decreased 3 percent. Heating degree days at Spokane were 19 percent below normal and 19 percent below the first half of 2014. The impact from reduced heating loads was partially offset by increased cooling loads in the second quarter.
Wholesale electric revenues decreased $2.8 million due to a decrease in sales prices (decreased revenues $3.0 million), partially offset by a slight increase in sales volumes (increased revenues $0.2 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.
When current and forward electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the related natural gas purchased for generation in the wholesale market rather than operate the generating units. The revenues from sales of fuel decreased $3.9 million due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. These thermal optimization transactions also include forward hedges using derivative instruments for electricity and natural gas. As relative power and natural gas prices vary, our volume of thermal optimization also varies. For the first half of 2015, $23.7 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the first half of 2014, $30.9 million of these sales were made to our natural gas operations.
Differences between revenues and costs from wholesale sales and sales of fuel are applied to reduce or increase resource costs as accounted for under the ERM, the PCA mechanism, and in general rate cases as part of base power supply costs.
Effective January 1, 2015, we implemented electric and natural gas decoupling mechanisms in Washington. Due primarily to significantly warmer than normal weather during the first half of 2015 (which decreased heating loads in the first quarter and increased cooling loads in the second quarter), we recorded a net electric decoupling increase to revenue of $1.8 million.
In Washington and Idaho, we have earnings sharing mechanisms with our customers, such that if Avista Utilities earns more than certain threshold amounts, we will share with customers 50 percent of any earnings above the threshold amounts. The Idaho earnings sharing mechanism has been in place since 2013 and is based on a 9.8 percent return on equity for consolidated Idaho electric and natural gas operations. The Washington earnings sharing mechanism was implemented in 2015 and is based on a 7.32 percent overall rate of return and is measured separately for Washington electric operations and natural gas operations. The decoupling rebate or surcharge balance also factors into the Washington earnings sharing mechanism.
In the first half of 2015, our electric earnings were above these threshold amounts in Washington and we recorded a provision for earnings sharing of $0.6 million for our Washington electric operations. Our earnings were below threshold amounts in Idaho in the first half of 2015. In the first half of 2014, we recorded a provision for earnings sharing of $3.1 million for Idaho electric customers with $1.2 million representing our estimate for the first half of 2014 and $1.9 million representing an adjustment of our 2013 estimate.

AVISTA CORPORATION

The following table presents our utility natural gas operating revenues and therms delivered for the six months ended June 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2015	2014	2015	2014
Residential	$108,513	$117,816	95,762	112,710
Commercial	54,795	59,496	58,171	67,763
Interruptible	1,548	1,430	2,485	2,582
Industrial	2,164	2,244	2,782	2,991
Total retail	167,020	180,986	159,200	186,046
Wholesale	107,121	109,419	412,106	236,109
Transportation	4,050	3,995	83,339	84,648
Other	2,890	4,039	224	293
Decoupling	4,904	—	—	—
Provision for earnings sharing	—	(139)	—	—
Total	$285,985	$298,300	654,869	507,096
Retail natural gas revenues decreased $14.0 million due to a decrease in volumes (decreased revenues $28.2 million), partially offset by higher retail rates (increased revenues $14.2 million). Higher retail rates were due to PGAs and general rate cases. We sold less retail natural gas in the first half of 2015 as compared to the first half of 2014 due to warmer weather. Compared to the first half of 2014, residential natural gas use per customer decreased 17 percent and commercial use per customer decreased 16 percent. Heating degree days at Spokane were 19 percent below historical average for the first half of 2015, and 19 percent below the first half of 2014. Heating degree days at Medford were 19 percent below historical average for the first half of 2015 and 4 percent below the first half of 2014.
Wholesale natural gas revenues decreased $2.3 million due to a decrease in prices (decreased revenues $48.0 million), partially offset by an increase in volumes (increased revenues $45.7 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, on nonpeak days we generally have more pipeline and storage capacity than what is needed for retail loads. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that partially offsets net natural gas costs. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In the first half of 2015, $20.7 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the first half of 2014, $32.4 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
Effective January 1, 2015, we implemented electric and natural gas decoupling mechanisms in Washington. Due primarily to significantly warmer than normal weather during the first half of 2015, we recorded a natural gas decoupling increase to revenue of $4.9 million.
The following table presents our average number of electric and natural gas retail customers for the six months ended June 30:

	Electric Customers		Natural Gas Customers
	2015	2014	2015	2014
Residential	326,131	323,415	295,269	291,583
Commercial	41,271	40,852	34,211	34,080
Interruptible	—	—	34	36
Industrial	1,354	1,390	262	259
Public street and highway lighting	536	532	—	—
Total retail customers	369,292	366,189	329,776	325,958

AVISTA CORPORATION

The following table presents our utility resource costs for the six months ended June 30 (dollars in thousands):

	2015	2014
Electric resource costs:
Power purchased	$85,245	$98,803
Power cost amortizations, net	6,990	(2,884)
Fuel for generation	52,221	47,951
Other fuel costs	37,058	40,923
Other regulatory amortizations, net	9,767	10,710
Other electric resource costs	3,890	10,397
Total electric resource costs	195,171	205,900
Natural gas resource costs:
Natural gas purchased	186,412	210,132
Natural gas cost amortizations, net	4,176	(7,148)
Other regulatory amortizations, net	3,149	3,830
Total natural gas resource costs	193,737	206,814
Intracompany resource costs	(44,352)	(63,295)
Total resource costs	$344,556	$349,419
Power purchased decreased $13.6 million due to a decrease in the volume of power purchases (decreased costs $14.9 million), partially offset by a slight increase in wholesale prices (increased costs $1.3 million). The fluctuation in volumes and prices was primarily the result of our overall optimization activities during the first half of 2015. The decrease in volumes purchased was also due to decreased availability of hydroelectric resources in the region due to lower precipitation levels, as well as a decrease in retail loads in the first quarter.
Power cost deferrals and amortizations (net) increased electric resource costs by $7.0 million for the six months ended June 30, 2015 compared to a decrease of $2.9 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we surcharged customers $3.9 million of previously deferred power costs in Idaho through the PCA. We also refunded to Washington customers $4.1 million through an ERM rebate and $2.5 million through a REC rebate. During the six months ended June 30, 2015, actual power supply costs were below the amount included in base retail rates and we deferred $6.8 million in Washington (including $1.0 million for RECs in Washington for probable future benefit to customers) and $2.9 million in Idaho for probable future benefit to customers.
Fuel for generation increased $4.3 million primarily due to an increase in thermal generation (due in part to decreased hydroelectric generation and a decrease in total MWhs sold), partially offset by a decrease in natural gas fuel prices.
Other fuel costs decreased $3.9 million. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
Other electric resource costs decreased $6.5 million primarily due to the benefit from a capacity contract of Spokane Energy, which was mostly deferred for probable future benefit to customers through the ERM and PCA.
The expense for natural gas purchased decreased $23.7 million due to a decrease in the price of natural gas (decreased costs $72.4 million), partially offset by an increase in total therms purchased (increased costs $48.7 million). Total therms purchased increased due to an increase in wholesale sales which are used to balance loads and resources as part of the natural gas procurement and resource optimization process, partially offset by a decrease in retail sales. We engage in optimization of available interstate pipeline transportation through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.

AVISTA CORPORATION

Results of Operations - Alaska Electric Light and Power Company
As noted above, AEL&P was acquired on July 1, 2014; therefore, only the three and six months ended June 30, 2015 are shown.
Three months ended June 30, 2015
Net income for AEL&P was $0.9 million for the three months ended June 30, 2015.
The following table presents AEL&P's operating revenues, resource costs and resulting gross margin for the three months ended June 30, 2015 (dollars in thousands):

Electric
Operating revenues	$10,232
Resource costs	3,220
Gross margin	$7,012
The following table presents AEL&P's utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30, 2015 (dollars and MWhs in thousands):

	Electric Operating Revenues	Electric Energy MWh sales
Residential	$3,944	32
Commercial and government	6,084	64
Public street and highway lighting	68	—
Total retail	10,096	96
Other	136	—
Total	$10,232	96
AEL&P’s operating revenues were $10.2 million and resource costs were $3.2 million, which resulted in gross margin of $7.0 million, all related to electric sales. AEL&P has a relatively stable load profile as it does not have a large population of customers in its service territory with electric heating and cooling requirements; therefore, their revenues are not as sensitive to weather fluctuations as Avista Utilities. Government sales are similar to commercial sales in that they are primarily firm customers, but are government entities.
The following table presents AEL&P's average number of electric retail customers for the three months ended June 30, 2015:

Electric Customers
Residential	14,236
Commercial and government	2,171
Public street and highway lighting	209
Total retail customers	16,616

AVISTA CORPORATION

The following table presents AEL&P's utility resource costs for the three months ended June 30, 2015 (dollars in thousands):

Resource Costs
Snettisham power expenses	$2,714
Cost of power adjustments, net	506
Total electric resource costs	$3,220
Snettisham power expenses represent costs associated with operating the Snettisham hydroelectric project, including amounts paid under the take-or-pay power purchase agreement for the full capacity of this plant. This agreement is recorded as a capital lease on AEL&P's balance sheet, but reflected as an operating lease in the income statement. See "Note 9 of the Notes to Condensed Consolidated Financial Statements" for further information regarding this capital lease obligation.
Cost of power adjustments are primarily derived from certain revenues from interruptible or non-firm customers that are deferred and passed on for the benefit of firm customers in future periods. For instance, all cruise ship revenue is passed back to firm customers at 100 percent. The amortization of these deferred balances flows through this account along with the original deferral.
Six months ended June 30, 2015
Net income for AEL&P was $3.6 million for the six months ended June 30, 2015.
The following table presents AEL&P's operating revenues, resource costs and resulting gross margin for the six months ended June 30, 2015 (dollars in thousands):

Electric
Operating revenues	$23,006
Resource costs	6,120
Gross margin	$16,886
The following table presents AEL&P's utility electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30, 2015 (dollars and MWhs in thousands):

	Electric Operating Revenues	Electric Energy MWh sales
Residential	$9,688	76
Commercial and government	12,974	131
Public street and highway lighting	76	1
Total retail	22,738	208
Other	268	—
Total	$23,006	208
AEL&P’s operating revenues were $23.0 million and resource costs were $6.1 million, which resulted in gross margin of $16.9 million, all related to electric sales. AEL&P has a relatively stable load profile as it does not have a large population of customers in its service territory with electric heating and cooling requirements; therefore, their revenues are not as sensitive to weather fluctuations as Avista Utilities. Government sales are similar to commercial sales in that they are primarily firm customers, but are government entities.
The following table presents AEL&P's average number of electric retail customers for the six months ended June 30, 2015:

Electric Customers
Residential	14,180
Commercial and government	2,163
Public street and highway lighting	211
Total retail customers	16,554

AVISTA CORPORATION

The following table presents AEL&P's utility resource costs for the six months ended June 30, 2015 (dollars in thousands):

Resource Costs
Snettisham power expenses	$5,269
Cost of power adjustments, net	826
Fuel for generation	25
Total electric resource costs	$6,120
Snettisham power expenses represent costs associated with operating the Snettisham hydroelectric project, including amounts paid under the take-or-pay power purchase agreement for the full capacity of this plant. This agreement is recorded as a capital lease on AEL&P's balance sheet, but reflected as an operating lease in the income statement. See "Note 9 of the Notes to Condensed Consolidated Financial Statements" for further information regarding this capital lease obligation.
Cost of power adjustments are primarily derived from certain revenues from interruptible or non-firm customers that are deferred and passed on for the benefit of firm customers in future periods. For instance, all cruise ship revenue is passed back to firm customers at 100 percent. The amortization of these deferred balances flows through this account along with the original deferral.
Results of Operations - Other Businesses
The following table shows our assets related to our other businesses as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Spokane Energy (1)	$—	$30,404
METALfx	12,012	12,065
Steam Plant and Courtyard Office Center	7,083	7,278
Alaska companies (AERC and AJT Mining)	7,735	7,507
Avista Capital - standalone (2)	13,973	13,221
Other	9,029	9,735
Total	$49,832	$80,210

(1)	The long-term fixed rate electric capacity contract, which expires in December 2016 was transferred from Spokane Energy to Avista Corp. during the second quarter of 2015.

(2)
The balance at June 30, 2015 includes $12.5 million in escrow amounts related to the sale of Ecova and cash of $1.0 million in restricted cash (related to the settlement of the working capital adjustment escrow account).

Three months ended June 30, 2015 compared to the three months ended June 30, 2014
The net loss from these operations was $0.4 million for the three months ended June 30, 2015, compared to net income of $4.5 million for the three months ended June 30, 2014. The net loss for the second quarter of 2015 was primarily the result of $0.5 million (net of tax) of corporate costs, including costs associated with exploring strategic opportunities, and net losses on investments of $0.1 million. This was offset by METALfx net income of $0.4 million for the second quarter of 2015, which compares to net income of $0.2 million for the second quarter of 2014.
Results for the three and six months ended June 30, 2014 included a $9.8 million net gain at Avista Energy related to the settlement of the California power markets litigation. The net gain from the litigation settlement was partially offset by a pre-tax contribution of $6.4 million of the proceeds to the Avista Foundation, a charitable organization funded by Avista Corp.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
The net loss from these operations was $0.9 million for the six months ended June 30, 2015, compared to net income of $3.9 million for the six months ended June 30, 2014. The net loss for the first half of 2015 was primarily the result of $1.0 million (net of tax) of corporate costs, including costs associated with exploring strategic opportunities, and net losses on investments of $0.5 million. This was offset by METALfx net income of $0.7 million for the first half of 2015, which compares to net income of $0.3 million for the first half of 2014.

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
We design operating and capital budgets to control operating costs and to direct capital expenditures to choices that support immediate and long-term strategies, particularly for our regulated utility operations. In addition to operating expenses, we have continuing commitments for capital expenditures for construction and improvement of utility facilities.
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
As of June 30, 2015, we had $275.6 million of available liquidity under the Avista Corp. committed line of credit. With our $400.0 million credit facility that expires in April 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months.

AVISTA CORPORATION

Review of Cash Flow Statement
Overall
During the six months ended June 30, 2015, positive cash flows from operating activities were $232.1 million. Cash requirements included utility capital expenditures of $177.8 million, dividends of $41.3 million, the repayment of short-term borrowings of $15.0 million, contributions to our pension plan of $8.0 million and the repurchase of common stock of $2.9 million.
Operating Activities
Net cash provided by operating activities was $232.1 million for the six months ended June 30, 2015 compared to $224.0 million for the six months ended June 30, 2014. Net cash provided by fluctuations in certain current assets and liabilities was $56.1 million for the first half of 2015, compared to net cash provided of $144.2 million for the first half of 2014. The net cash provided by certain current assets and liabilities during the first half of 2015 primarily reflects positive cash flows related to a decrease in income taxes receivable (which resulted from the receipt of a tax refund in 2015 from our election of federal tax tangible property regulations in 2014), a decrease in accounts receivable and a decrease in natural gas stored. These positive cash flows were partially offset by net cash outflows related to a decrease in accounts payable.
The net cash provided by certain current assets and liabilities during the first half of 2014 primarily reflects positive cash flows related to accounts receivable, income taxes payable and other current liabilities (primarily related to smaller fluctuations in various miscellaneous accrued liabilities). These positive cash flows were partially offset by net cash outflows related to accounts payable and materials and supplies.
The gross gain on the sale of Ecova of $161.1 million for the first half of 2014 was excluded from operating cash flows and included in investing activities. Net deferrals of power and natural gas costs increased operating cash flows by $11.4 million for the six months ended June 30, 2015 compared to a decrease in operating cash flows of $10.0 million for the six months ended June 30, 2014. The benefit for deferred income taxes was $6.2 million for the six months ended June 30, 2015 compared to $24.2 million for the six months ended June 30, 2014. Contributions to our defined benefit pension plan were $8.0 million for the first half of 2015 and $21.5 million for the first half of 2014.
Investing Activities
Net cash used in investing activities was $175.6 million for the six months ended June 30, 2015, compared to net cash provided of $67.2 million for the six months ended June 30, 2014. During the first half of 2015, we paid $177.8 million for utility capital expenditures, compared to $136.5 million for first half of 2014.
During the first half of 2014, we received cash proceeds (net of cash sold and escrow amounts) of $229.9 million related to the sale of Ecova. A portion of the proceeds from the Ecova sale was used to pay off the balance of Ecova's long-term borrowings and make payments to option holders and noncontrolling interests (included in financing activities). We also used a portion of these proceeds to pay our tax liability associated with the gain on sale once it became due. We made $4.7 million in cash payments during the first half of 2014 in connection with the acquisition of AERC, and we recorded these amounts to other deferred charges as of June 30, 2014. On July 1, 2014, at the completion of the acquisition of AERC, these cash payments were part of the purchase consideration paid for AERC.
During the first half of 2014, a significant portion of Ecova's funds were held as securities available for sale and they had sales and maturities of $14.6 million. In addition, during the first half of 2014 the fluctuation in the balance of funds held for customers resulted in a decrease to cash of $18.9 million.
Financing Activities
Net cash used in financing activities was $62.4 million for the six months ended June 30, 2015 compared to net cash used of $165.8 million for the six months ended June 30, 2014. During the first half of 2015, short-term borrowings on Avista Corp.’s committed line of credit decreased $15.0 million, compared to a decrease of $19.5 million in the first half of 2014. Cash dividends paid to Avista Corp. shareholders increased to $41.3 million (or $0.66 per share) for the first half of 2015 from $38.3 million (or $0.635 per share) for the first half of 2014. During the six months ended June 30, 2015, we issued $1.1 million of common stock under the dividend reinvestment and direct stock purchase plan, and employee plans and we repurchased $2.9 million of common stock. During the six months ended June 30, 2014, we issued $2.0 million of common stock.
Net borrowings on Ecova's committed line of credit decreased $46.0 million during the first half of 2014 with $6.0 million in payments throughout the year and $40.0 million related to the close of the sale. In connection with the closing of the Ecova sale, we made cash payments of $54.2 million to noncontrolling interests and $20.9 million to stock option holders and

AVISTA CORPORATION

redeemable noncontrolling interests of Ecova. The fluctuation in the balance of customer fund obligations at Ecova increased cash by $16.2 million in the first half of 2014.
Collateral Requirements
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of June 30, 2015, we had cash deposited as collateral in the amount of $28.0 million and letters of credit of $20.0 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at June 30, 2015, we would potentially be required to post additional collateral of up to $5.7 million. This amount is different from the amount disclosed in “Note 5 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 5, this analysis takes into account contractual threshold limits that are not considered in Note 5. Without contractual threshold limits, we would potentially be required to post additional collateral of $17.0 million.
Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of June 30, 2015, we had interest rate swap agreements outstanding with a notional amount totaling $500.0 million and we had deposited cash in the amount of $22.4 million and letters of credit of $7.2 million as collateral for these interest rate swap derivative contracts. If our credit ratings were lowered to below “investment grade” based on our interest rate swap agreements outstanding at June 30, 2015, we would be required to post additional collateral of $2.8 million.
Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and capital leases	$3,162	0.1%	$6,424	0.2%
Current portion of nonrecourse long-term debt (Spokane Energy)	—	—%	1,431	0.1%
Short-term borrowings	90,000	2.9%	105,000	3.4%
Long-term debt to affiliated trusts	51,547	1.6%	51,547	1.6%
Long-term debt and capital leases	1,494,885	47.4%	1,492,062	47.5%
Total debt	1,639,594	52.0%	1,656,464	52.8%
Total Avista Corporation shareholders’ equity	1,514,393	48.0%	1,483,671	47.2%
Total	$3,153,987	100.0%	$3,140,135	100.0%
Our shareholders’ equity increased $30.7 million during the first half of 2015 primarily due to net income partially offset by the repurchase of common stock and dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
See "Item 2: Management's Discussion and Analysis, Executive Level Summary" for a detailed discussion of our 2015 capital expenditures through June 30, 2015, our expected capital expenditures for the remainder of 2015, 2016 and 2017, as well as our 2015 financing transactions through June 30, 2015 and our expected financing requirements for the remainder of 2015.

AVISTA CORPORATION

Balances outstanding and interest rates of borrowings (excluding letters of credit) under our committed line of credit were as follows as of and for the six months ended June 30 (dollars in thousands):

	2015	2014
Borrowings outstanding at end of period	$90,000	$151,500
Letters of credit outstanding at end of period	$34,379	$21,864
Maximum borrowings outstanding during the period	$137,500	$151,500
Average borrowings outstanding during the period	$76,796	$68,247
Average interest rate on borrowings during the period	0.97%	1.13%
Average interest rate on borrowings at end of period	0.94%	3.02%
Any default on the line of credit or other financing arrangements of Avista Corp. or any of our “significant subsidiaries,” if any, could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of June 30, 2015, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
Capital Expenditures
We expect Avista Utilities' capital expenditures to be about $375.0 million in 2015 and $350.0 million for each of 2016 and 2017. In addition, we expect to spend approximately $15.0 million annually for the period 2015 to 2017 related to capital expenditures at AEL&P. Most of the capital expenditures at Avista Utilities are for upgrading our existing facilities and technology, and not for construction of new facilities. A significant portion of the capital expenditures at AEL&P are for the construction of an additional back-up generation plant. We expect all of these capital expenditures to be included in rate base in future years. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had $34.4 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $32.6 million as of December 31, 2014.
Pension Plan
Avista Utilities
In the six months ended June 30, 2015 we contributed $8.0 million to the pension plan. We expect to contribute a total of $60.0 million to the pension plan in the period 2015 through 2019, with an annual contribution of $12.0 million over that period.
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
The following table summarizes our credit ratings as of August 5, 2015:

	Standard & Poor’s (1)	Moody’s (2)

Corporate/Issuer rating	BBB	Baa1
Senior secured debt	A-	A2
Senior unsecured debt	BBB	Baa1

(1)	Standard & Poor’s lowest “investment grade” credit rating is BBB-.

AVISTA CORPORATION

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
On May 7, 2015, Avista Corp.’s Board of Directors declared a quarterly dividend of $0.33 per share on the Company’s common stock, which was equal to the previous quarter's dividend.
Contractual Obligations
Our future contractual obligations have not materially changed during the six months ended June 30, 2015 except that on March 30, 2015, Avista Corp. provided a cancellation notice, effective May 31, 2015, to one of its information technology service providers. Even though this contractual obligation was terminated, new contractual obligations have been entered into resulting in a similar overall expense level. See the 2014 Form 10-K for other contractual obligations.
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
We track multiple economic indicators affecting three distinct metropolitan statistical areas in our Avista Utilities service area: Spokane, Washington, Coeur d'Alene, Idaho, and Medford, Oregon. Several key indicators are employment growth, unemployment rates and foreclosure rates. On a year-over-year basis, June 2015 showed positive job growth, and lower unemployment rates in all three metropolitan areas. However, the unemployment rates in Spokane and Medford are still above the national average. Foreclosure rates are below the U.S rate in all three areas, and key leading indicators, initial unemployment claims and residential building permits, continue to signal growth over the next 12 months. Therefore, in 2015, we expect economic growth in our Avista Utilities service area to be slightly stronger than the U.S. as a whole.
Non-seasonally adjusted nonfarm employment in our eastern Washington, northern Idaho and southwestern Oregon metropolitan service areas exhibited strong growth between June 2014 and June 2015. In Spokane, Washington, employment growth was 3.6 percent with gains in all major employment sectors, except mining, logging and construction. Employment increased by 5.6 percent in Coeur d'Alene, Idaho, reflecting gains in all major employment sectors, except information. In Medford, Oregon, employment growth was 3.2 percent, with gains in all major employment sectors, except mining and logging and information. U.S. nonfarm employment grew by 2.1 percent in the same 12-month period.
Seasonally adjusted unemployment rates went down in June 2015 from the year earlier in Spokane, Coeur d'Alene, and Medford. In Spokane the rate was 7.2 percent in June 2014 and declined to 6.9 percent in June 2015; in Coeur d'Alene the rate went from 5.7 percent to 4.7 percent; and in Medford the rate declined from 8.5 percent to 7.0 percent. The U.S. rate declined from 6.1 percent to 5.3 percent in the same 12-month period.
The housing market in our Avista Utilities service area continues to experience foreclosure rates lower than the national average. The June 2015 national rate was 0.09 percent, compared to 0.06 percent in Spokane County, Washington; 0.04 percent in Kootenai County (Coeur d'Alene), Idaho; and 0.05 percent in Jackson County (Medford), Oregon.

AVISTA CORPORATION

Our AEL&P service area is centered in the City and Borough of Juneau, Alaska (Juneau). Although Juneau is Alaska’s state capital, it is not a metropolitan statistical area. This means breadth and frequency of economic data is more limited. Therefore, the dates of Juneau's economic data may significantly lag the period of this filing.
The Quarterly Census of Employment and Wages for Juneau shows employment increased 1.0 percent between the fourth quarter 2013 and the fourth quarter 2014. Only financial activities; education and health services; and other services experienced employment declines. Between June 2014 and June 2015 the non-seasonally adjusted unemployment rate declined from 5.1 percent to 5.0 percent.
The Juneau foreclosure rate is below the U.S. rate. The June 2015 rate was 0.02 percent compared to 0.09 percent for the U.S.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed except for the following during the six months ended June 30, 2015. See the 2014 Form 10-K for all other environmental issues and contingencies.
Coal Ash Management/Disposal
On April 17, 2015, the EPA published a final rule regarding coal combustion residuals (CCRs), also termed coal combustion byproducts or coal ash in the Federal Register and this rule becomes effective on October 15, 2015. Colstrip, of which we are a 15 percent owner of units 3 and 4, produces this byproduct. The rule establishes technical requirements for CCR landfills and surface impoundments under Subtitle D of the Resource Conservation and Recovery Act, the nation's primary law for regulating solid waste. We, in conjunction with the other Owners’, are developing a multi-year compliance plan to strategically address the new CCR requirements and existing State obligations while maintaining operational stability. During the second quarter of 2015, the operator of Colstrip provided an initial cost estimate of the expected retirement costs associated with complying with the new CCR rule. Based on the initial assessment, Avista Corp. recorded an increase to its asset retirement obligations of $11.7 million with a corresponding increase in the cost basis of the utility plant.
In addition to an increase to our ARO, there is expected to be significant compliance costs in the future, both operating and capital costs, due to a series of incremental infrastructure improvements which are separate from any retirement obligations. Due to the preliminary nature of available data, we cannot reasonably estimate the future compliance costs; however, we will update our ARO and compliance cost estimates when data becomes available.
The actual asset retirement costs and future compliance costs related to the CCR Rule requirements may vary substantially from the estimates used to record the increased obligation due to uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs, such as the quantity of coal ash present at certain sites and the volume of fill that will be needed to cap and cover certain impoundments. We will coordinate with the plant operators and continue to gather additional data in future periods to make decisions about compliance strategies and the timing of closure activities. As additional information becomes available, we will update the ARO and future nonretirement compliance costs for these changes in estimates, which could be material. We expect to seek recovery of any increased costs related to complying with the new rule through customer rates.
Clean Air Act
Hazardous Air Pollutants (HAPs)
The EPA regulates hazardous air pollutants from a published list of industrial sources referred to as "source categories" which must meet control technology requirements if they emit one or more of the pollutants in significant quantities. In 2012, the EPA finalized the Mercury Air Toxic Standards (MATS) for the coal and oil-fired source category. At the time of issuance in 2012, we examined the existing emission control systems of Colstrip Units 3 & 4, the only units in which we are a minority owner, and concluded that the existing emission control systems should be sufficient to meet mercury limits. For the remaining portion of the rule that utilized Particulate Matter as a surrogate for air toxics (including metals and acid gases), the Colstrip owners reviewed recent stack testing data and expected that no additional emission control systems would be needed for Units 3 & 4 MATS compliance.
On June 29, 2015, the Supreme Court held that the EPA interpreted unreasonably when it deemed cost irrelevant for MATS regulation. MATS has been reversed and remanded.
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

AVISTA CORPORATION

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
On June 9, 2015, in the Petition for Review of an Order of the Environmental Protection Agency before the U.S. Court of Appeals for the Ninth Circuit, the panel vacated the portions of the Final Rule setting emissions limits at Colstrip Units 1 & 2 and Corette, and remanded back to the EPA for further proceedings.
Climate Change - State Legislation and State Regulatory Activities
On April 29, 2014, Washington State Governor Jay Inslee issued Executive Order 14-04, “Washington Carbon Pollution Reduction and Clean Energy Action.” The order created a “Climate Emissions Reduction Task Force” to provide recommendations to the Governor on design and implementation of a market-based carbon pollution program to inform possible legislative proposals in 2015. The order also called on the program to “establish a cap on carbon pollution emissions, with binding requirements to meet our statutory emission limits.” The order also states that the Governor’s Legislative Affairs and Policy Office “will seek negotiated agreements with key utilities and others to reduce and eliminate over time the use of electrical power produced from coal.” The Task Force issued a report summarizing its efforts, which included a range of potential carbon-reducing proposals. Subsequently, in January 2015, at Washington Governor Jay Inslee’s request, the Carbon Pollution Accountability Act was introduced as a bill in the Washington legislature. The proposed bill includes a proposed cap and trade system for carbon emissions from a wide range of sources, including fossil-fired electrical generation, “imported” power generated by fossil fuels, natural gas sales and use, and certain uses of biomass for electrical generation. This measure failed to be enacted. The Legislature also considered, but did not pass, legislation that would have enabled an investor-owned utility to acquire an increased interest in a coal-fired power plant, such as Colstrip, for the purposes of closing units that would become wholly-owned by that utility. This legislation was introduced on behalf of Puget Sound Energy and may be pursued again in the 2016 Legislative Session. An Initiative to the Legislature (I-732), which would impose a carbon tax on fossil-fueled generation and natural gas distribution, as well as on transportation fuels, has been filed with the Office of the Secretary of State. Sponsors of the initiative will have until December 31, 2015, to submit petitions to the Office of the Secretary of State for signature validation and for consideration during the 2016 Legislative Session. While we cannot predict the eventual outcome of actions arising out of proposed legislation at this time or estimate the effect thereof, we will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to our generation assets.
In 2013, the Oregon Legislature enacted Senate Bill 306, directing the Legislative Revenue Office to examine the feasibility of imposing a carbon tax on a statewide basis. A report prepared by Portland State University’s Northwest Economic Research Center was submitted to the Legislature in December 2014 and it analyzed, broadly, potential economic impacts of enacting a carbon tax. Legislation was introduced during the 2015 legislative session to authorize the imposition of a carbon tax. None of the measures introduced to authorize the imposition of a carbon tax were enacted.
Other
For other environmental issues and other contingencies see “Note 13 of the Notes to Condensed Consolidated Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures are:

•	Commodity prices for electric power and natural gas

•	Credit related to the wholesale energy market

•	Interest rates on long-term and short-term debt

•	Foreign exchange rates between the U.S. dollar and the Canadian dollar

AVISTA CORPORATION

Commodity Price Risk
Our qualitative commodity price risk disclosures have not materially changed during the six months ended June 30, 2015. Please refer to the 2014 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2015 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2015	$(1,800)	$3,454	$(2,259)	$(23,271)	$60	$(5,728)	$(71)	$15,233
2016	(4,775)	(6,232)	(3,856)	(26,690)	(19)	15,149	(1,009)	15,326
2017	(5,045)	—	(652)	(6,781)	(25)	2,640	(1,234)	2,013
2018	(4,421)	—	—	(1,716)	(57)	—	(1,333)	—
2019	(2,738)	—	—	(914)	(39)	—	(1,074)	—
Thereafter	—	—	—	—	—	—	(1,815)	—

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

(1)
Physical transactions represent commodity transactions in which we will take or make delivery of either electricity or natural gas; financial transactions represent derivative instruments with delivery of cash in the amount of gain or loss but with no physical delivery of the commodity, such as futures, swaps, options, or forward contracts.

The electric and natural gas derivative contracts above will be included in either power supply costs or natural gas supply costs during the period they are delivered and will be included in the various recovery mechanisms (ERM, PCA, and PGAs), or in the general rate case process, and are expected to eventually be collected through retail rates from customers.
Credit Risk
Our credit risk has not materially changed during the six months ended June 30, 2015. See the 2014 Form 10-K.
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

AVISTA CORPORATION

The following table summarizes our interest rate swap agreements that we have entered into as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Number of agreements	26	22
Notional amount	$500,000	$420,000
Mandatory cash settlement dates	2015 to 2019	2015 to 2018
Short-term derivative assets (1)	$1,456	$460
Long-term derivative assets (1)	250	—
Short-term derivative liability (1) (2)	(5,715)	(7,325)
Long-term derivative liability (1) (2)	(23,375)	(40,857)

(1)	There are offsetting regulatory assets and liabilities for these items on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices.

(2)
The balances as of June 30, 2015 and December 31, 2014 reflect the offsetting of $22.4 million and $28.9 million, respectively of cash collateral against the net derivative positions where a legal right of offset exists.

Foreign Currency Risk
Our qualitative foreign currency risk disclosures have not materially changed during the six months ended June 30, 2015. See the 2014 Form 10-K.
The following table summarizes the foreign currency hedges that we have outstanding as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Number of contracts	26	18
Notional amount (in United States currency)	$8,183	$5,474
Notional amount (in Canadian currency)	10,130	6,198
Other current derivative liability	(70)	(20)
Further information for derivatives and fair values is disclosed at “Note 5 of the Notes to Condensed Consolidated Financial Statements” and “Note 11 of the Notes to Condensed Consolidated Financial Statements.”
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2015.
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

AVISTA CORPORATION

appropriate internal control over financial reporting during this period of system change and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

Other than these system implementations, there have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AVISTA CORPORATION

PART II. Other Information
Item 1. Legal Proceedings
See “Note 13 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable
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
101
The following financial information from the Quarterly Report on Form 10−Q for the period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests; and (vi) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	August 5, 2015	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)