Form 10-Q
period 2015-09-30
AVISTA CORP
filed 2015-11-04
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2015 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 31, 2015, 62,306,897 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

•
political pressures, activism, challenges in court or regulatory practices that could constrain or place additional cost burdens on our energy supply sources, such as campaigns to halt coal-fired power generation and opposition to other thermal generation, wind turbines or hydroelectric facilities;

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

•
severe weather or natural disasters, including avalanches and wildfires, that can disrupt energy generation, transmission and distribution, as well as the availability and costs of materials, equipment, supplies and support services;

•
explosions, fires, accidents, mechanical breakdowns or other incidents that may impair assets and may disrupt operations of any of our generation facilities, transmission and distribution systems or other operations;

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Three Months Ended September 30
Dollars in thousands, except per share amounts
(Unaudited)

	2015	2014
Operating Revenues:
Utility revenues	$307,405	$291,262
Non-utility revenues	6,244	10,296
Total operating revenues	313,649	301,558
Operating Expenses:
Utility operating expenses:
Resource costs	138,210	131,588
Other operating expenses	74,315	72,509
Depreciation and amortization	36,303	33,294
Taxes other than income taxes	22,269	21,000
Non-utility operating expenses:
Other operating expenses	6,462	10,251
Depreciation and amortization	178	154
Total operating expenses	277,737	268,796
Income from continuing operations	35,912	32,762
Interest expense	19,951	18,642
Interest expense to affiliated trusts	120	113
Capitalized interest	(905)	(1,212)
Other income-net	(2,123)	(2,608)
Income from continuing operations before income taxes	18,869	17,827
Income tax expense	6,115	7,301
Net income from continuing operations	12,754	10,526
Net income (loss) from discontinued operations (Note 4)	289	(55)
Net income	13,043	10,471
Net income attributable to noncontrolling interests	(32)	(20)
Net income attributable to Avista Corp. shareholders	$13,011	$10,451
 The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)

Avista Corporation
For the Three Months Ended September 30
Dollars in thousands, except per share amounts
(Unaudited)

	2015	2014
Amounts attributable to Avista Corp. shareholders:
Net income from continuing operations attributable to Avista Corp. shareholders	$12,722	$10,506
Net income (loss) from discontinued operations attributable to Avista Corp. shareholders	289	(55)
Net income attributable to Avista Corp. shareholders	$13,011	$10,451
Weighted-average common shares outstanding (thousands), basic	62,299	63,934
Weighted-average common shares outstanding (thousands), diluted	62,688	64,244
Earnings per common share attributable to Avista Corp. shareholders, basic:
Earnings per common share from continuing operations	$0.21	$0.16
Earnings per common share from discontinued operations	—	—
Total earnings per common share attributable to Avista Corp. shareholders, basic	$0.21	$0.16
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$0.21	$0.16
Earnings per common share from discontinued operations	—	—
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$0.21	$0.16
Dividends declared per common share	$0.33	$0.3175
 The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands, except per share amounts
(Unaudited)

	2015	2014
Operating Revenues:
Utility revenues	$1,074,642	$1,031,491
Non-utility revenues	22,829	29,225
Total operating revenues	1,097,471	1,060,716
Operating Expenses:
Utility operating expenses:
Resource costs	488,886	481,007
Other operating expenses	220,599	207,195
Depreciation and amortization	106,279	95,200
Taxes other than income taxes	75,424	70,513
Non-utility operating expenses:
Other operating expenses	22,924	20,514
Depreciation and amortization	512	452
Total operating expenses	914,624	874,881
Income from continuing operations	182,847	185,835
Interest expense	59,719	55,933
Interest expense to affiliated trusts	347	336
Capitalized interest	(2,701)	(2,707)
Other income-net	(6,190)	(8,263)
Income from continuing operations before income taxes	131,672	140,536
Income tax expense	47,378	51,274
Net income from continuing operations	84,294	89,262
Net income from discontinued operations (Note 4)	485	70,772
Net income	84,779	160,034
Net income attributable to noncontrolling interests	(73)	(213)
Net income attributable to Avista Corp. shareholders	$84,706	$159,821
 The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands, except per share amounts
(Unaudited)

	2015	2014
Amounts attributable to Avista Corp. shareholders:
Net income from continuing operations attributable to Avista Corp. shareholders	$84,221	$89,236
Net income from discontinued operations attributable to Avista Corp. shareholders	485	70,585
Net income attributable to Avista Corp. shareholders	$84,706	$159,821
Weighted-average common shares outstanding (thousands), basic	62,299	61,413
Weighted-average common shares outstanding (thousands), diluted	62,691	61,625
Earnings per common share attributable to Avista Corp. shareholders, basic:
Earnings per common share from continuing operations	$1.35	$1.45
Earnings per common share from discontinued operations	0.01	1.15
Total earnings per common share attributable to Avista Corp. shareholders, basic	$1.36	$2.60
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$1.34	$1.45
Earnings per common share from discontinued operations	0.01	1.14
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$1.35	$2.59
Dividends declared per common share	$0.99	$0.9525
 The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Three Months Ended September 30
Dollars in thousands
(Unaudited)

	2015	2014
Net income	$13,043	$10,471
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $132 and $60, respectively	246	112
Total other comprehensive income	246	112
Comprehensive income	13,289	10,583
Comprehensive income attributable to noncontrolling interests	(32)	(20)
Comprehensive income attributable to Avista Corporation shareholders	$13,257	$10,563

For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2015	2014
Net income	$84,779	$160,034
Other Comprehensive Income (Loss):
Unrealized investment gains - net of taxes of $0 and $664, respectively	—	1,126
Reclassification adjustment for realized gains on investment securities included in net income from discontinued operations - net of taxes of $0 and $(1), respectively	—	(2)
Reclassification adjustment for realized losses on investment securities included in net income from discontinued operations - net of taxes of $0 and $273, respectively	—	462
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $396 and $181, respectively	737	335
Total other comprehensive income	737	1,921
Comprehensive income	85,516	161,955
Comprehensive income attributable to noncontrolling interests	(73)	(213)
Comprehensive income attributable to Avista Corporation shareholders	$85,443	$161,742
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets:
Current Assets:
Cash and cash equivalents	$9,314	$22,143
Accounts and notes receivable-less allowances of $5,121 and $4,888, respectively	110,837	171,925
Utility energy commodity derivative assets	899	1,525
Regulatory asset for utility derivatives	16,841	29,640
Materials and supplies, fuel stock and stored natural gas	59,735	66,356
Deferred income taxes	20,646	14,794
Income taxes receivable	627	43,893
Other current assets	39,081	45,071
Total current assets	257,980	395,347
Net Utility Property:
Utility plant in service	5,007,349	4,718,062
Construction work in progress	193,000	227,758
Total	5,200,349	4,945,820
Less: Accumulated depreciation and amortization	1,416,227	1,325,858
Total net utility property	3,784,122	3,619,962
Other Non-current Assets:
Investment in exchange power-net	9,596	11,433
Investment in affiliated trusts	11,547	11,547
Goodwill	57,672	57,976
Long-term energy contract receivable	18,179	28,202
Other property and investments-net	43,591	42,016
Total other non-current assets	140,585	151,174
Deferred Charges:
Regulatory assets for deferred income tax	95,535	100,412
Regulatory assets for pensions and other postretirement benefits	226,648	235,758
Other regulatory assets	94,124	91,920
Regulatory asset for unsettled interest rate swaps	87,973	77,063
Non-current regulatory asset for utility derivatives	34,018	24,483
Other deferred charges	18,221	16,212
Total deferred charges	556,519	545,848
Total assets	$4,739,206	$4,712,331
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation
Dollars in thousands
(Unaudited)

	September 30,	December 31,
	2015	2014
Liabilities and Equity:
Current Liabilities:
Accounts payable	$63,172	$112,974
Current portion of long-term debt and capital leases	93,105	6,424
Current portion of nonrecourse long-term debt of Spokane Energy	—	1,431
Short-term borrowings	130,000	105,000
Utility energy commodity derivative liabilities	15,092	18,045
Other current liabilities	146,368	141,395
Total current liabilities	447,737	385,269
Long-term debt and capital leases	1,391,611	1,492,062
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	261,092	254,140
Pensions and other postretirement benefits	188,711	189,489
Deferred income taxes	724,473	710,342
Other non-current liabilities and deferred credits	165,838	146,240
Total liabilities	3,231,009	3,229,089
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 62,303,857 and 62,243,374 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,002,716	999,960
Accumulated other comprehensive loss	(7,151)	(7,888)
Retained earnings	512,988	491,599
Total Avista Corporation shareholders’ equity	1,508,553	1,483,671
Noncontrolling Interests	(356)	(429)
Total equity	1,508,197	1,483,242
Total liabilities and equity	$4,739,206	$4,712,331
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2015	2014
Operating Activities:
Net income	$84,779	$160,034
Non-cash items included in net income:
Depreciation and amortization	109,522	102,899
Provision for deferred income taxes	12,381	111,335
Power and natural gas cost amortizations (deferrals), net	10,004	(17,956)
Amortization of debt expense	2,651	2,799
Amortization of investment in exchange power	1,838	1,838
Stock-based compensation expense	5,263	6,261
Equity-related AFUDC	(5,891)	(6,426)
Pension and other postretirement benefit expense	28,179	17,381
Amortization of Spokane Energy contract	10,023	9,214
Gain on sale of Ecova	(710)	(161,100)
Other	(717)	14,568
Contributions to defined benefit pension plan	(12,000)	(32,000)
Changes in certain current assets and liabilities:
Accounts and notes receivable	49,524	64,761
Materials and supplies, fuel stock and stored natural gas	6,621	(22,979)
Decrease (increase) in collateral posted for derivative instruments	(9,917)	5,978
Income taxes receivable	43,266	(645)
Other current assets	3,408	(1,886)
Accounts payable	(32,378)	(22,450)
Income taxes payable	158	6,885
Other current liabilities	5,240	27,203
Net cash provided by operating activities	311,244	265,714

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(272,801)	(229,764)
Other capital expenditures	(852)	(6,316)
Federal and state grant payments received	2,752	2,191
Cash received (paid) in acquisition, net	(95)	15,007
Increase in funds held for clients	—	(18,931)
Purchase of securities available for sale	—	(12,267)
Sale and maturity of securities available for sale	—	14,612
Proceeds from sale of Ecova, net of cash sold	—	229,903
Other	(106)	(1,194)
Net cash used in investing activities	(271,102)	(6,759)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2015	2014
Financing Activities:
Net increase (decrease) in short-term borrowings	$25,000	$(136,000)
Repayment of borrowings from Ecova line of credit	—	(46,000)
Proceeds from issuance of long-term debt	—	75,000
Redemption and maturity of long-term debt	(2,174)	(39,367)
Maturity of nonrecourse long-term debt of Spokane Energy	(1,431)	(12,172)
Cash paid for settlement of interest rate swap agreements	(9,326)	—
Issuance of common stock, net of issuance costs	1,397	3,425
Repurchase of common stock	(2,920)	(60,963)
Cash dividends paid	(61,828)	(58,552)
Increase in client fund obligations	—	16,216
Payment to noncontrolling interests for sale of Ecova	—	(54,179)
Payment to option holders and redeemable noncontrolling interests for sale of Ecova	—	(20,871)
Other	(1,689)	2,325
Net cash used in financing activities	(52,971)	(331,138)

Net decrease in cash and cash equivalents	(12,829)	(72,183)

Cash and cash equivalents at beginning of period	22,143	82,574

Cash and cash equivalents at end of period	$9,314	$10,391
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2015	2014
Common Stock, Shares:
Shares outstanding at beginning of period	62,243,374	60,076,752
Shares issued	149,883	4,685,953
Shares repurchased	(89,400)	(1,924,077)
Shares outstanding at end of period	62,303,857	62,838,628
Common Stock, Amount:
Balance at beginning of period	$999,960	$896,993
Equity compensation expense	4,579	6,061
Issuance of common stock, net of issuance costs and excess tax benefits	1,397	153,501
Payment of minimum tax withholdings for share-based payment awards	(1,832)	—
Repurchase of common stock	(1,431)	(30,794)
Equity transactions of consolidated subsidiaries	—	(1,062)
Payment to option holders and redeemable noncontrolling interests for sale of Ecova	—	(20,871)
Excess tax benefits	43	3,936
Balance at end of period	1,002,716	1,007,764
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(7,888)	(5,819)
Other comprehensive income	737	1,921
Balance at end of period	(7,151)	(3,898)
Retained Earnings:
Balance at beginning of period	491,599	407,092
Net income attributable to Avista Corporation shareholders	84,706	159,821
Cash dividends paid (common stock)	(61,828)	(58,552)
Repurchase of common stock	(1,489)	(30,169)
Valuation adjustments and other noncontrolling interests activity	—	10,150
Balance at end of period	512,988	488,342
Total Avista Corporation shareholders’ equity	1,508,553	1,492,208
Noncontrolling Interests:
Balance at beginning of period	(429)	20,001
Net income attributable to noncontrolling interests	73	217
Deconsolidation of noncontrolling interests related to sale of Ecova	—	(23,612)
Other	—	2,943
Balance at end of period	(356)	(451)
Total equity	$1,508,197	$1,491,757
Redeemable Noncontrolling Interests:
Balance at beginning of period	$—	$15,889
Net loss attributable to noncontrolling interests	—	(4)
Purchase of subsidiary noncontrolling interests	—	(12)
Valuation adjustments and other noncontrolling interests activity	—	(15,873)
Balance at end of period	$—	$—
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended September 30, 2015 and 2014 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2014 Form 10-K for definitions of terms. The acronyms and terms are an integral part of these condensed consolidated financial statements.
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
On July 1, 2014, Avista Corp. acquired Alaska Energy and Resources Company (AERC), and as of that date, AERC became a wholly-owned subsidiary of Avista Corp. The primary subsidiary of AERC is Alaska Electric Light and Power Company (AEL&P), comprising the regulated utility operations in Alaska. There are no AERC earnings included in the overall results of Avista Corp. prior to July 1, 2014. See Note 3 for information regarding the acquisition of AERC.
Avista Capital, Inc. (Avista Capital), a wholly owned non-regulated subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses. During the first half of 2014, Avista Capital’s subsidiaries included Ecova, Inc. (Ecova), which was an 80.2 percent owned subsidiary prior to its disposition on June 30, 2014. Ecova was a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 4 for information regarding the disposition of Ecova and Note 14 for business segment information.
Basis of Reporting
The condensed consolidated financial statements include the assets, liabilities, revenues and expenses of the Company and its subsidiaries and other majority owned subsidiaries and variable interest entities for which the Company or its subsidiaries are the primary beneficiaries. Ecova's revenues and expenses are included in the Condensed Consolidated Statements of Income in discontinued operations; however, as of June 30, 2014, and for all subsequent reporting periods, there are no balance sheet amounts included for Ecova. All tables throughout the Notes to Condensed Consolidated Financial Statements that present Condensed Consolidated Statements of Income information were revised to include only the amounts from continuing operations. Intercompany balances were eliminated in consolidation. The accompanying condensed consolidated financial statements include the Company’s proportionate share of utility plant and related operations resulting from its interests in jointly owned plants.
Taxes Other Than Income Taxes
Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense and totaled the following amounts for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Utility taxes	$12,316	$11,716	$44,755	$43,923

AVISTA CORPORATION

Other Income-Net
Other income-net consisted of the following items for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income	$118	$154	$478	$678
Interest income on regulatory deferrals	10	59	44	154
Equity-related AFUDC	2,017	2,189	5,891	6,426
Net gain (loss) on investments	240	(27)	(211)	118
Other income (loss)	(262)	233	(12)	887
Total	$2,123	$2,608	$6,190	$8,263
Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Materials and supplies	$34,957	$32,483
Fuel stock	4,802	5,142
Stored natural gas	19,976	28,731
Total	$59,735	$66,356
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
The following is a summary of the disposition of available-for-sale securities for the nine months ended September 30, 2014 (dollars in thousands):

Nine months ended September 30, 2014
Proceeds from sales, maturities and calls	$14,612
Gross realized gains	3
Gross realized losses (1)	(735)
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
Fair Value Measurements
Fair value represents the price that would be received when selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Energy commodity derivative assets and liabilities, deferred compensation assets, as well as derivatives related to interest rate swap agreements and foreign currency exchange contracts, are reported at estimated fair value on the Condensed Consolidated Balance Sheets. See Note 11 for the Company’s fair value disclosures.
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
Regulatory accounting practices require that certain costs and/or obligations (such as incurred power and natural gas costs not currently included in rates, but expected to be recovered or refunded in the future) are reflected as deferred charges or credits on the Condensed Consolidated Balance Sheets. These costs and/or obligations are not reflected in the Condensed Consolidated Statements of Income until the period during which matching revenues are recognized. The Company also has decoupling revenue deferrals. As opposed to cost deferrals which are not recognized in the Condensed Consolidated Statements of Income until they are included in rates, decoupling revenue is recognized in the Condensed Consolidated Statements of Income during the period it occurs (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage), subject to certain limitations, and a regulatory asset/liability is established which will be surcharged or rebated to customers in future periods. If at some point in the future the Company determines that it no longer meets the criteria for continued application of regulatory accounting practices for all or a portion of its regulated operations, the Company could be:

•	required to write off its regulatory assets,

•
precluded from the future deferral of costs or decoupled revenues not recovered through rates at the time such amounts are incurred, even if the Company expected to recover these amounts from customers in the future.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consisted of the following as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $(3,852) and $(4,247), respectively	$(7,151)	$(7,888)

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30 (dollars in thousands). Items in parenthesis indicate reductions to net income.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 30,		Nine months ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2015	2014	2015	2014	Affected Line Item in Statement of Income
Realized gains on investment securities	$—	$—	$—	$3	(a)
Realized losses on investment securities	—	—	—	(735)	(a)
	—	—	—	(732)	Total before tax
	—	—	—	272	Tax benefit (a)
	$—	$—	$—	$(460)	Net of tax
Amortization of defined benefit pension items
Amortization of net prior service cost	$273	$37	$819	$113	(b)
Amortization of net loss	(3,688)	(1,988)	$(11,063)	$(5,968)	(b)
Adjustment due to effects of regulation	3,037	1,779	9,111	5,339	(b)
	(378)	(172)	(1,133)	(516)	Total before tax
	132	60	396	181	Tax benefit
	$(246)	$(112)	$(737)	$(335)	Net of tax

(a)	These amounts were included as part of net income from discontinued operations (see Note 4 for additional details).

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 7 for additional details).
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
The appropriated retained earnings amounts included in retained earnings were as follows as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Appropriated retained earnings	$21,030	$14,270
Dividends
The payment of dividends on common stock could be limited by:

•	certain covenants applicable to preferred stock (when outstanding) contained in the Company’s Restated Articles of Incorporation, as amended (currently there are no preferred shares outstanding),

•	certain covenants applicable to the Company's outstanding long-term debt and committed line of credit agreements,

•	the hydroelectric licensing requirements of section 10(d) of the FPA, and

•
certain requirements under the Public Utility Commission of Oregon (OPUC) approval of the AERC acquisition. As of July 1, 2015 (one year following the acquisition date), the OPUC does not permit one-time or special dividends from AERC to Avista Corp. and does not permit Avista Utilities' total equity to total capitalization to be

AVISTA CORPORATION

less than 40 percent, without approval from the OPUC. However, the OPUC approval does allow for regular distributions of AERC earnings to Avista Corp. as long as AERC remains sufficiently capitalized and insured.
Under the covenant applicable to the Company's committed line of credit agreement, which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time, the amount of retained earnings available for dividends at September 30, 2015 was limited to approximately $397.4 million.
Under the requirements of the OPUC approval of the AERC acquisition as outlined above, the amount available for dividends at September 30, 2015 was limited to approximately $252.2 million.
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
Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses losses that do not meet these conditions for accrual if there is a reasonable possibility that a loss may be incurred. As of September 30, 2015, the Company has not recorded any significant amounts related to unresolved contingencies.
Reclassifications
Certain prior year amounts on the Company's Condensed Consolidated Statements of Cash Flows were reclassified to conform to the current year presentation. In the current year Condensed Consolidated Statements of Cash Flows, "Decrease (increase) in collateral posted for derivative instruments" and "Income taxes receivable" were added as their own line items. These were previously included in "Other current assets" in the operating activities section.
NOTE 2. NEW ACCOUNTING STANDARDS
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU amends the definition of a discontinued operation and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 makes it more difficult for a disposal transaction to qualify as a discontinued operation. In addition, the ASU requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the Balance Sheet rather than just the current period, and it requires additional disclosures on the face of the Statement of Cash Flows regarding discontinued operations. This ASU became effective for periods beginning on or after December 15, 2014; however, early adoption was permitted. The Company evaluated this standard and determined that it would not early adopt this standard. Since the disposition of Ecova occurred before the effective date of this standard, and the Company did not early adopt this standard, there is no impact on the Company's financial condition, results of operations and cash flows in the current year.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity identifies the various performance obligations in a contract, allocates the transaction price among the performance obligations and recognizes revenue as the entity satisfies the performance obligations. This ASU was originally effective for periods beginning after December 15, 2016 and early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for one year, with adoption as of the original date permitted. However, while this ASU is not effective until 2018, it will require retroactive application to all periods presented in the financial statements. As such, at adoption in 2018, amounts in 2016 and 2017 may have to be revised or a cumulative adjustment to opening retained earnings may have to be recorded. The Company is evaluating this standard and cannot, at this time, estimate the potential impact on its future financial condition, results of operations and cash flows.

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
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This ASU amends the presentation of debt issuance costs in the financial statements such that an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as a deferred asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for periods beginning on or after December 15, 2015; however, early adoption is permitted. Upon adoption, entities will apply the new guidance retrospectively to all comparable prior periods presented in the financial statements. The Company is currently evaluating this standard and has not determined if it will early adopt this standard. Upon adoption, the Company will revise its current presentation of debt issuance costs for long-term debt in the Condensed Consolidated Balance Sheets; however, the Company does not expect a material impact on its future financial condition, results of operations or cash flows as a result of the adoption.
ASU No. 2015-03 did not address the presentation of debt issuance costs associated with line of credit arrangements. Accordingly, in August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU incorporates guidance from the Securities and Exchange Commission which states that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU was effective upon issuance. The presentation outlined in ASU No. 2015-15 is consistent with the Company's current presentation of line of credit issuance costs; therefore, there is no impact to the Company's financial statements as a result of adopting this accounting standard in 2015.
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

AVISTA CORPORATION

the potential impact on its future financial condition, results of operations and cash flows. However, the Company does not expect to early adopt this standard.
NOTE 3. BUSINESS ACQUISITIONS
Alaska Energy and Resources Company
On July 1, 2014, the Company acquired AERC, based in Juneau, Alaska, and as of that date, AERC became a wholly-owned subsidiary of Avista Corp.
The primary subsidiary of AERC is AEL&P, a regulated utility which provides electric services to 16,676 customers in the City and Borough of Juneau (Juneau), Alaska. In addition to the regulated utility, AERC owns AJT Mining, which is an inactive mining company holding certain properties.
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
The majority of AERC’s operations are subject to the rate-setting authority of the Regulatory Commission of Alaska (RCA) and are accounted for pursuant to GAAP, including the accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for AERC’s regulated operations provide revenues derived from costs, including a return on investment, of assets and liabilities included in rate base. Due to this regulation, the fair values of AERC’s assets and liabilities subject to these rate-setting provisions are assumed to approximate their carrying values. There were not any

AVISTA CORPORATION

identifiable intangible assets associated with this acquisition. The excess of the purchase consideration over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill reflects the value paid for the expected continued growth of a rate-regulated business located in a defined service area with a constructive regulatory environment, the attractiveness of stable, growing cash flows, as well as providing a platform for potential future growth outside of the rate-regulated electric utility in Alaska and potential additional utility investment.
The following table summarizes the supplemental pro forma information for the three and nine months ended September 30, 2014 compared to actual 2015 information related to the acquisition of AERC as if the acquisition had occurred on January 1, 2013 (dollars in thousands - unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	Actual	Actual	Actual	Pro forma
Actual Avista Corp. revenues from continuing operations (excluding AERC)	$304,342	$292,334	$1,065,126	$1,051,492
Total AERC revenues (1)	9,307	9,224	32,345	35,319
Total pro forma revenues	313,649	301,558	1,097,471	1,086,811

Actual AERC revenues included in Avista Corp. revenues (1)	9,307	9,224	32,345	9,224

Actual Avista Corp. net income from continuing operations attributable to Avista Corp. shareholders (excluding AERC)	12,422	9,982	80,562	88,712
Actual Avista Corp. net income (loss) from discontinued operations attributable to Avista Corp. shareholders	289	(55)	485	70,585
Adjustment to Avista Corp.'s net income for acquisition costs (net of tax) (2)	—	401	21	838
Supplemental pro forma AERC net income (1)	300	524	3,659	6,151
Total pro forma net income	13,011	10,852	84,727	166,286

Actual AERC net income included in Avista Corp. net income (1)	$300	$524	$3,659	$524

(1)
AERC was acquired on July 1, 2014; therefore, all the revenues and net income for the third quarter of 2014 are actual amounts that are included in Avista Corp.'s overall results. All revenue and net income amounts prior to July 1, 2014 are supplemental pro forma amounts and are excluded from Avista Corp.'s overall results. The amounts disclosed for the three and nine months ended September 30, 2015 were included in the overall results of Avista Corp.

(2)
This adjustment is to treat all transaction costs as if they occurred on January 1, 2013 and to remove them from the periods in which they actually occurred. The transaction costs were expensed and presented in the Condensed Consolidated Statements of Income in other operating expenses within utility operating expenses. Since the start of the transaction through September 30, 2015, Avista Corp. has expensed $3.0 million (pre-tax) in total transaction fees. In addition to the amounts expensed, through September 30, 2015, Avista Corp. has included $0.4 million in fees associated with the issuance of common stock for the transaction as a reduction to common stock. These fees do not impact the supplemental pro forma information above.

NOTE 4. DISCONTINUED OPERATIONS
On June 30, 2014, Avista Capital, completed the sale of its interest in Ecova to Cofely USA Inc., an indirect subsidiary of GDF SUEZ, a French multinational utility company, and an unrelated party to Avista Corp. The sale price was $335.0 million in cash, less the payment of debt and other customary closing adjustments. At the closing of the transaction on June 30, 2014, Ecova became a wholly-owned subsidiary of Cofely USA Inc. and the Company has not had and will not have any further involvement with Ecova after such date.
Avista Capital and Cofely USA Inc. agreed to make an election under Section 338(h)(10) of the Internal Revenue Code (Code) of 1986, as amended, with respect to the purchase and sale of Ecova to allocate the merger consideration among the assets of Ecova deemed to have been acquired in the merger.
The purchase price of $335.0 million, as adjusted, was divided among the security holders of Ecova, including minority shareholders, option holders and a warrant holder, pro rata based on ownership. Approximately $16.8 million (5 percent of the

AVISTA CORPORATION

purchase price) was held in escrow for 15 months from the closing of the transaction to satisfy certain indemnification obligations under the merger agreement (Escrow). An additional $1.0 million was held in escrow pending resolution of adjustments to working capital. The indemnification escrow and the working capital adjustment escrow amounts above represent the full amounts to be divided among all security holders pro rata based on ownership.
As expected, no claims were made against the Escrow as of September 30, 2015 (the end of the claims period) and accordingly, all Escrow amounts were released in October 2015 and the Company received its full portion of the Escrow proceeds together with the remainder of the working capital adjustment escrow for a total amount of $13.8 million. After consideration of the escrow amounts received, the sales transaction provided cash proceeds to Avista Corp., net of debt, payment to option and minority holders, income taxes and transaction expenses, of $143.9 million and resulted in a net gain of $70.2 million. Almost all of the net gain was recognized in 2014 with some minor true-ups during 2015.
Prior to the completion of the sale, Ecova was a reportable business segment. Amounts reported in discontinued operations for 2014 and 2015 relate solely to the Ecova business segment. The following table presents amounts that were included in discontinued operations for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$87,534
Gain on sale of Ecova (1)	547	—	710	161,100
Transaction expenses and accelerated employee benefits (2)	24	86	24	9,062
Gain on sale of Ecova, net of transaction expenses	523	(86)	686	152,038

Income (loss) before income taxes	523	(86)	686	156,513
Income tax expense (benefit) (3)	234	(31)	201	85,741
Net income (loss) from discontinued operations	289	(55)	485	70,772
Net income attributable to noncontrolling interests	—	—	—	(187)
Net income (loss) from discontinued operations attributable to Avista Corp. shareholders	$289	$(55)	$485	$70,585

(1)
The gain recognized during 2015 relates to the resolution of the working capital adjustment, as well as a gain associated with the favorable settlement of outstanding litigation at Ecova that was shared between the Cofely USA, Inc. and the former shareholders and option holders of Ecova.

(2)
Avista Corp.'s portion of the total transaction expenses was $9.1 million (including amounts which were withheld from the transaction net proceeds) and this was recognized during the second and third quarters of 2014 and the third quarter of 2015. All transaction expenses paid on the Ecova sale (including Avista Corp.'s portion and the portion attributable to the minority interest holders of Ecova) were $11.0 million, and of this amount, $5.4 million was withheld from the net proceeds and the remainder was paid during the second and third quarters of 2014 and the third quarter of 2015. The transaction expenses were for legal, accounting and other consulting fees, and the accelerated employee benefits related to employee stock options which were settled in accordance with the Ecova equity plan.

(3)	The tax expense during 2015 resulted from a state tax true-up, partially offset by tax expense associated with the gain on sale and the final true-up of 2014 federal tax payments.
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

On the basis of these projections, the Company makes purchases and sales of electric capacity and energy, fuel for electric generation, and related derivative instruments to match expected resources to expected electric load requirements and reduce exposure to electricity (or fuel) market price changes. Resource optimization involves generating plant dispatch and scheduling available resources and also includes transactions such as:

•	purchasing fuel for generation,

•	when economic, selling fuel and substituting wholesale electric purchases, and

•	other wholesale transactions to capture the value of generation and transmission resources and fuel delivery capacity contracts.
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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of September 30, 2015 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs
2015	171	805	8,962	50,538	39	1,142	1,683	32,768
2016	394	1,642	10,600	118,228	256	2,365	1,370	91,398
2017	397	—	675	35,823	286	483	1,360	19,008
2018	397	—	—	10,288	286	—	1,360	2,738
2019	235	—	—	4,500	158	—	1,345	—
Thereafter	—	—	—	—	—	—	2,470	—

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
The following table summarizes the foreign currency hedges that the Company has outstanding as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Number of contracts	23	18
Notional amount (in United States currency)	$10,140	$5,474
Notional amount (in Canadian currency)	13,438	6,198
Interest Rate Swap Agreements
Avista Corp. is affected by fluctuating interest rates related to a portion of its existing debt and future borrowing requirements. The Finance Committee of the Board of Directors periodically reviews and discusses interest rate risk management processes and focuses on the steps management has undertaken to manage it. The Company's Risk Management Committee also reviews the interest rate risk management plan. Avista Corp. manages interest rate exposure by limiting the variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. The Company also hedges a portion of its interest rate risk with financial derivative instruments, which may include interest rate swaps and U.S. Treasury lock agreements. These interest rate swaps and U.S. Treasury lock agreements are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances.

AVISTA CORPORATION

The following table summarizes the interest rate swaps that the Company has entered into as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
September 30, 2015	6	115,000	2016
	3	45,000	2017
	11	245,000	2018
	1	20,000	2019
December 31, 2014	5	75,000	2015
	5	95,000	2016
	3	45,000	2017
	9	205,000	2018
During the third quarter 2015, in connection with the execution of a purchase agreement for bonds that the Company will issue in December 2015, the Company cash-settled five interest rate swap contracts (notional aggregate amount of $75.0 million) and paid a total of $9.3 million. Upon settlement of interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the term of the associated debt.
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
Summary of Outstanding Derivative Instruments
As of September 30, 2015, the Company has multiple master netting agreements with a variety of entities that allow for cross-commodity netting under ASC 815-10-45. The Company does not have any agreements which allow for cross-affiliate netting among multiple affiliated legal entities. The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2015 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netting	Net Asset (Liability) in Balance Sheet
Foreign currency contracts	Other current liabilities	$8	$(73)	$—	$(65)
Interest rate contracts	Other current liabilities	—	(7,344)	—	(7,344)
Interest rate contracts	Other non-current liabilities and deferred credits	1,002	(81,631)	36,270	(44,359)
Commodity contracts	Current utility energy commodity derivative assets	900	(1)	—	899
Commodity contracts	Current utility energy commodity derivative liabilities	60,218	(77,958)	2,648	(15,092)
Commodity contracts	Other non-current liabilities and deferred credits	15,007	(49,025)	9,944	(24,074)
Total derivative instruments recorded on the balance sheet		$77,135	$(216,032)	$48,862	$(90,035)

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
The following table presents the Company's collateral outstanding related to its derivative instruments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Energy commodity derivatives
Cash collateral posted	$23,093	$20,565
Letters of credit outstanding	26,200	14,500
Balance sheet offsetting (cash collateral against net derivative positions)	12,592	15,510

Interest rate swaps
Cash collateral posted	36,270	28,880
Letters of credit outstanding	10,700	10,900
Balance sheet offsetting (cash collateral against net derivative positions)	36,270	28,880
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

AVISTA CORPORATION

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$8,436	$12,911
Additional collateral to post	8,433	16,227

Interest rate swaps
Liabilities with credit-risk-related contingent features	88,975	77,568
Additional collateral to post	21,330	19,404
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

AVISTA CORPORATION

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
NOTE 6. ASSET RETIREMENT OBLIGATIONS
The Company records the fair value of a liability for an asset retirement obligation (ARO) in the period in which it is incurred. When the liability is initially recorded, the associated costs of the ARO are capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the related capitalized costs are depreciated over the useful life of the related asset. In addition, if there are changes in the estimated timing or estimated costs of the AROs, adjustments are recorded during the period new information becomes available as an increase or decrease to the liability, with the offset recorded to the related long-lived asset. Upon retirement of the asset, the Company either settles the ARO for its recorded amount or incurs a gain or loss. The Company records regulatory assets and liabilities for the difference between asset retirement costs currently recovered in rates and AROs recorded since asset retirement costs are recovered through rates charged to customers.
Specifically, the Company has recorded liabilities for future AROs to:

•	restore containment ponds at Colstrip,

•	cap a landfill at the Kettle Falls Plant,

•	remove plant and restore the land at the Coyote Springs 2 site at the termination of the land lease, and

•	dispose of PCBs in certain transformers.
Due to an inability to estimate a range of settlement dates, the Company cannot estimate a liability for the:

•	removal and disposal of certain transmission and distribution assets, and

•	abandonment and decommissioning of certain hydroelectric generation and natural gas storage facilities.
On April 17, 2015, the EPA published a final rule regarding coal combustion residuals (CCRs), also termed coal combustion byproducts or coal ash in the Federal Register and this rule became effective on October 15, 2015. Colstrip, of which Avista Corp. is a 15 percent owner of units 3 and 4, produces this byproduct. The rule establishes technical requirements for CCR landfills and surface impoundments under Subtitle D of the Resource Conservation and Recovery Act, the nation's primary law for regulating solid waste. The Company, in conjunction with the other Colstrip Owners, is developing a multi-year compliance plan to strategically address the new CCR requirements and existing State obligations while maintaining operational stability. During the second quarter of 2015, the operator of Colstrip provided an initial cost estimate of the expected retirement costs associated with complying with the new CCR rule. Based on the initial assessment, Avista Corp. recorded an increase to its ARO of $11.7 million with a corresponding increase in the cost basis of the utility plant.
The actual asset retirement costs related to the new CCR rule requirements may vary substantially from the estimates used to record the increased obligation due to uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs, such as the quantity of coal ash present at certain sites and the volume of fill that will be needed to cap and cover certain impoundments. Avista Corp. will coordinate with the plant operator and continue to gather additional data in future periods to make decisions about compliance strategies and the timing of closure activities. As additional information becomes available, Avista Corp. will update the ARO for these changes in estimates, which could be material. The Company expects to seek recovery of any increased costs related to complying with the new rule through customer rates.

AVISTA CORPORATION

There were no material changes to the ARO during all of 2014. The following table documents the changes in the Company’s ARO for the period December 31, 2014 through September 30, 2015 (dollars in thousands):

2015
ARO at December 31, 2014	$3,028
Liabilities incurred	11,658
Liabilities settled	(16)
Accretion expense	232
ARO at September 30, 2015	$14,902
NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
The pension and other postretirement benefit plans described below only relate to Avista Utilities. AEL&P (not discussed below) participates in a defined contribution multiemployer plan for its union workers and a defined contribution money purchase pension plan for its nonunion workers. METALfx (not discussed below) has a defined contribution 401(k) savings plan. None of the subsidiary retirement plans, individually or in the aggregate, are significant to Avista Corp.
Avista Utilities
The Company has a defined benefit pension plan covering the majority of all regular full-time employees at Avista Utilities that were hired prior to January 1, 2014. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. Non-union employees hired on or after January 1, 2014 participate in a defined contribution 401(k) plan in lieu of a defined benefit pension plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $12.0 million in cash to the pension plan for the nine months ended September 30, 2015 and expects to make no further contributions in 2015. The Company contributed $32.0 million in cash to the pension plan in 2014.
The Company also has a Supplemental Executive Retirement Plan (SERP) that provides additional pension benefits to executive officers and certain key employees of the Company. The SERP is intended to provide benefits to individuals whose benefits under the defined benefit pension plan are reduced due to the application of Section 415 of the Internal Revenue Code of 1986 and the deferral of salary under deferred compensation plans. The liability and expense for the SERP are included as pension benefits in the tables included in this Note.
The Company provides certain health care and life insurance benefits for eligible retired employees that were hired prior to January 1, 2014. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services. The liability and expense of this plan are included as other postretirement benefits. Non-union employees hired on or after January 1, 2014, will have access to the retiree medical plan upon retirement; however, Avista Corp. will no longer provide a contribution toward their medical premium.
The Company has a Health Reimbursement Arrangement (HRA) to provide employees with tax-advantaged funds to pay for allowable medical expenses upon retirement. The amount earned by the employee is fixed on the retirement date based on the employee’s years of service and the ending salary. The liability and expense of the HRA are included as other postretirement benefits.
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

AVISTA CORPORATION

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2015	2014	2015	2014
Three months ended September 30:
Service cost	$4,984	$3,868	$721	$499
Interest cost	6,531	6,706	1,292	1,353
Expected return on plan assets	(7,075)	(8,110)	(500)	(472)
Amortization of prior service cost	6	6	(287)	(43)
Net loss recognition	2,397	1,163	1,324	826
Net periodic benefit cost	$6,843	$3,633	$2,550	$2,163
Nine months ended September 30:
Service cost	$14,917	$12,754	$2,141	$1,972
Interest cost	19,734	20,118	3,915	4,059
Expected return on plan assets	(21,566)	(24,330)	(1,431)	(1,416)
Amortization of prior service cost	18	18	(853)	(129)
Net loss recognition	7,425	2,334	3,879	2,001
Net periodic benefit cost	$20,528	$10,894	$7,651	$6,487
NOTE 8. COMMITTED LINES OF CREDIT
Avista Corp.
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2019.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed lines of credit were as follows as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Borrowings outstanding at end of period	$130,000	$105,000
Letters of credit outstanding at end of period	$43,812	$32,579
Average interest rate on borrowings at end of period	0.95%	0.93%
AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of September 30, 2015 and December 31, 2014, there were no borrowings outstanding under this committed line of credit.

AVISTA CORPORATION

NOTE 9. LONG-TERM DEBT
The following details long-term debt outstanding as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Maturity		Interest	September 30,	December 31,
Year	Description	Rate	2015	2014
Avista Corp. Secured Long-Term Debt
2016	First Mortgage Bonds	0.84%	$90,000	$90,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (1)	(1)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2044	First Mortgage Bonds	4.11%	60,000	60,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
	Total Avista Corp. secured long-term debt		1,436,700	1,436,700
Alaska Electric Light and Power Company Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75,000	75,000
	Total consolidated secured long-term debt		1,511,700	1,511,700
Alaska Energy and Resources Company Unsecured Long-Term Debt
2019	Unsecured Term Loan	3.85%	15,000	15,000
	Total secured and unsecured long-term debt		1,526,700	1,526,700
Other Long-Term Debt Components
	Capital lease obligations		69,331	74,149
	Settled interest rate swaps (2)		(26,617)	(17,541)
	Unamortized debt discount		(998)	(1,122)
	Total other long-term debt components		41,716	55,486
	Total		1,568,416	1,582,186
	Secured Pollution Control Bonds held by Avista Corporation (1)		(83,700)	(83,700)
	Current portion of long-term debt and capital leases		(93,105)	(6,424)
	Total long-term debt and capital leases		$1,391,611	$1,492,062

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

AVISTA CORPORATION

(2)
Upon settlement of interest rate swaps, these are recorded as a regulatory asset or liability and included as part of long-term debt above. They are amortized as a component of interest expense over the life of the associated debt and included as a part of the Company's cost of debt calculation for ratemaking purposes.

In October 2015, the Company entered into a bond purchase agreement with five institutional investors in the private placement market for the issuance and sale of $100.0 million of Avista Corp. first mortgage bonds in December 2015. The first mortgage bonds will bear an interest rate of 4.37 percent and mature in December 2045. In connection with this agreement, the Company cash-settled five interest rate swap contracts (notional aggregate amount of $75.0 million) and paid a total of $9.3 million. Upon settlement of interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the term of the associated debt.
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
The balances related to the Snettisham capital lease obligation as of September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	September 30,	December 31,
	2015	2014
Capital lease obligation (1)	$64,967	$69,955
Capital lease asset (2)	71,007	71,007
Accumulated amortization of capital lease asset (2)	4,552	1,821

(1)	The capital lease obligation amount is equal to the amount of AIDEA's revenue bonds outstanding.

(2)	These amounts are included in utility plant in service on the Condensed Consolidated Balance Sheet.
Interest on the capital lease obligation and amortization of the capital lease asset are included in utility resource costs in the Condensed Consolidated Statements of Income and totaled the following amounts for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest on capital lease obligation	$897	$954	$2,742	$954
Amortization of capital lease asset	911	910	2,731	910
AIDEA issued $100.0 million of revenue bonds in 1998 to finance its acquisition of the project and the payments by AEL&P were designed to be more than sufficient to enable the AIDEA to pay the principal of and interest on its revenue bonds, which bore interest at rates ranging from 4.9 percent to 6.0 percent and were set to mature in January 2034.
In August 2015, AIDEA issued $65.7 million of new revenue bonds for the purpose of refunding all of the remaining outstanding revenue bonds for the Snettisham Hydroelectric Project. The new revenue bonds have interest rates ranging from 4.0 percent to 5.0 percent and mature in January 2034. AEL&P is scheduled to make its last bond payment to AIDEA in December 2033. The payments by AEL&P under the power purchase agreement between AEL&P and AIDEA are unconditional, notwithstanding any suspension, reduction or curtailment of the operation of the project. The bonds are payable solely out of AIDEA's receipts under the power purchase agreement. AEL&P is also obligated to operate, maintain and insure the project. The power purchase agreement did not change as a result of the refunding and the lower debt service payments that resulted from the refunding will be passed through to AEL&P. As a result of the refunding, AEL&P recognized a gain of $3.3 million, which was recorded as a regulatory liability. The benefits from the refunding will eventually be passed through to customers in future periods via lower purchased power costs, after a new general rate case is filed. AEL&P's new payments for power under the agreement are approximately $10.2 million per year, while debt service on the bonds is approximately $5.5 million per year, which is included in the $10.2 million total cost of power.
Snettisham Electric Company, a non-operating subsidiary of AERC, has the option to purchase the Snettisham project with certain conditions at any time for the principal amount of the bonds outstanding at that time.

AVISTA CORPORATION

While the power purchase agreement is treated as a capital lease for accounting purposes, for ratemaking purposes this agreement is treated as an operating lease with a constant level of annual rental expense (straight line expense). Because of this regulatory treatment, any difference between the operating lease expense for ratemaking purposes and the expenses recognized under capital lease treatment (interest and depreciation of the capital lease asset) is recorded as a regulatory asset and amortized during the later years of the lease when the capital lease expense is less than the operating lease expense included in base rates.
The Company evaluated this agreement to determine if it has a variable interest which must be consolidated. Based on this evaluation, AIDEA will not be consolidated under ASC 810 "Consolidation" because AIDEA is a government agency and ASC 810 has a specific scope exception which does not allow for the consolidation of government organizations.
The following table details future capital lease obligations, including interest, under the Snettisham power purchase agreement (dollars in thousands):

	Remaining
	2015	2016	2017	2018	2019	Thereafter	Total
Principal	$512	$2,295	$2,415	$2,535	$2,660	$54,550	$64,967
Interest	845	3,157	3,042	2,921	2,795	21,857	34,617
Total	$1,357	$5,452	$5,457	$5,456	$5,455	$76,407	$99,584
NOTE 10. LONG-TERM DEBT TO AFFILIATED TRUSTS
In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly. The distribution rates paid were as follows during the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30,	December 31,
	2015	2014
Low distribution rate	1.11%	1.10%
High distribution rate	1.20%	1.11%
Distribution rate at the end of the period	1.20%	1.11%
Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $1.5 million of Common Trust Securities to the Company. These debt securities may be redeemed at the option of Avista Capital II on or after June 1, 2007 and mature on June 1, 2037. In December 2000, the Company purchased $10.0 million of these Preferred Trust Securities.
The Company owns 100 percent of Avista Capital II and has solely and unconditionally guaranteed the payment of distributions on, and redemption price and liquidation amount for, the Preferred Trust Securities to the extent that Avista Capital II has funds available for such payments from the respective debt securities. Upon maturity or prior redemption of such debt securities, the Preferred Trust Securities will be mandatorily redeemed. The Company does not include these capital trusts in its consolidated financial statements as Avista Corp. is not the primary beneficiary. As such, the sole assets of the capital trusts are $51.5 million of junior subordinated deferrable interest debentures of Avista Corp., which are reflected on the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014. Interest expense to affiliated trusts in the Condensed Consolidated Statements of Income represents interest expense on these debentures.
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
Level 2 – Pricing inputs are other-than-quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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
The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,088,596	$951,000	$1,118,972
Long-term debt (Level 3)	492,000	505,343	492,000	527,663
Snettisham capital lease obligation (Level 3)	64,967	63,869	69,955	79,290
Nonrecourse long-term debt (Level 3)	—	—	1,431	1,440
Long-term debt to affiliated trusts (Level 3)	51,547	37,629	51,547	38,582
These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 73.00 to 125.39, where a par value of 100.0 represents the carrying value recorded on the Consolidated Balance Sheets. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of this item was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Moody's Aaa Corporate discount rate as published by the Federal Reserve on September 30, 2015.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2015
Assets:
Energy commodity derivatives	$—	$75,433	$—	$(74,534)	$899
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	692	(692)	—
Foreign currency derivatives	—	8	—	(8)	—
Interest rate swaps	—	1,002	—	(1,002)	—
Deferred compensation assets:
Fixed income securities (2)	1,793	—	—	—	1,793
Equity securities (2)	5,753	—	—	—	5,753
Total	$7,546	$76,443	$692	$(76,236)	$8,445
Liabilities:
Energy commodity derivatives	$—	$98,253	$—	$(87,126)	$11,127
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	5,435	(692)	4,743
Power exchange agreement	—	—	23,179	—	23,179
Power option agreement	—	—	117	—	117
Foreign currency derivatives	—	73	—	(8)	65
Interest rate swaps	—	88,975	—	(37,272)	51,703
Total	$—	$187,301	$28,731	$(125,098)	$90,934

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2014
Assets:
Energy commodity derivatives	$—	$96,729	$—	$(95,204)	$1,525
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	1,349	(1,349)	—
Foreign currency derivatives	—	1	—	(1)	—
Interest rate swaps	—	966	—	(506)	460
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	1,793	—	—	—	1,793
Equity securities (2)	6,074	—	—	—	6,074
Total	$9,467	$97,696	$1,349	$(97,060)	$11,452
Liabilities:
Energy commodity derivatives	$—	$127,094	$—	$(110,714)	$16,380
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	1,384	(1,349)	35
Power exchange agreement	—	—	23,299	—	23,299
Power option agreement	—	—	424	—	424
Interest rate swaps	—	77,568	—	(29,386)	48,182
Foreign currency derivatives	—	21	—	(1)	20
Total	$—	$204,683	$25,107	$(141,450)	$88,340

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
Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.7 million as of September 30, 2015 and $0.8 million as of December 31, 2014.
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
For the power commodity option agreement, the Company uses the Black-Scholes-Merton valuation model to estimate the fair value, and this model includes significant inputs not observable or corroborated in the market. These inputs include; 1) the strike price (which is an internally derived price based on a combination of generation plant heat rate factors, natural gas market pricing, delivery and other O&M charges), 2) estimated delivery volumes, and 3) volatility rates for periods beyond October 2018. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, changes in overall commodity market prices and volatility rates are accompanied by directionally similar changes in the strike price and volatility assumptions used in the calculation.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2015 (dollars in thousands):

Fair Value (Net) at
	September 30, 2015	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(23,179)	Surrogate facility pricing	O&M charges	$33.52-$43.65/MWh (1)
			Escalation factor	3% - 2016 to 2019
			Transaction volumes	392,608 - 397,030 MWhs
Power option agreement	(117)	Black-Scholes- Merton	Strike price	$39.85/MWh - 2016
$50.31/MWh - 2019
			Delivery volumes	157,517 - 286,307 MWhs
			Volatility rates	0.20 (2)
Natural gas exchange agreement	(4,743)	Internally derived weighted average cost of gas	Forward purchase prices	$2.10 - $2.69/mmBTU

			Forward sales prices	$2.14 - $3.68/mmBTU
			Purchase volumes	125,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs
(1) The average O&M charges for the delivery year beginning in November 2015 are $39.27 per MWh. For ratemaking purposes the average O&M charges to be included for recovery in retail rates vary slightly between regulatory jurisdictions. The average O&M charges for the delivery year beginning in 2015 are $43.52 for Washington and $39.27 for Idaho.
(2) The estimated volatility rate of 0.20 is compared to actual quoted volatility rates of 0.35 for 2015 to 0.21 in October 2018.

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

AVISTA CORPORATION

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Three months ended September 30, 2015:
Balance as of July 1, 2015	$(6,825)	$(18,616)	$(145)	$(25,586)
Total gains or losses (realized/unrealized):
Included in regulatory assets/liabilities (1)	1,800	(4,563)	28	(2,735)
Settlements	282	—	—	282
Ending balance as of September 30, 2015 (2)	$(4,743)	$(23,179)	$(117)	$(28,039)
Three months ended September 30, 2014:
Balance as of July 1, 2014	$(2,183)	$(7,919)	$(605)	$(10,707)
Total gains or losses (realized/unrealized):
Included in regulatory assets/liabilities (1)	712	(4,935)	243	(3,980)
Settlements	—	—	—	—
Ending balance as of September 30, 2014 (2)	$(1,471)	$(12,854)	$(362)	$(14,687)
Nine months ended September 30, 2015:
Balance as of January 1, 2015	$(35)	$(23,299)	$(424)	$(23,758)
Total gains or losses (realized/unrealized):
Included in regulatory assets/liabilities (1)	(5,586)	(4,393)	307	(9,672)
Settlements	878	4,513	—	5,391
Ending balance as of September 30, 2015 (2)	$(4,743)	$(23,179)	$(117)	$(28,039)

Nine months ended September 30, 2014:
Balance as of January 1, 2014	$(1,219)	$(14,441)	$(775)	$(16,435)
Total gains or losses (realized/unrealized):
Included in regulatory assets/liabilities (1)	2,796	2,120	413	5,329
Settlements	(3,048)	(533)	—	(3,581)
Ending balance as of September 30, 2014 (2)	$(1,471)	$(12,854)	$(362)	$(14,687)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.

AVISTA CORPORATION

NOTE 12. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income from continuing operations attributable to Avista Corp. shareholders	$12,722	$10,506	$84,221	$89,236
Net income (loss) from discontinued operations attributable to Avista Corp. shareholders	289	(55)	485	70,585
Subsidiary earnings adjustment for dilutive securities (discontinued operations)	—	—	—	5
Adjusted net income (loss) from discontinued operations attributable to Avista Corp. shareholders for computation of diluted earnings per common share	$289	$(55)	$485	$70,590
Denominator:
Weighted-average number of common shares outstanding-basic	62,299	63,934	62,299	61,413
Effect of dilutive securities:
Performance and restricted stock awards	389	310	392	212
Weighted-average number of common shares outstanding-diluted	62,688	64,244	62,691	61,625
Earnings per common share attributable to Avista Corp. shareholders, basic:
Earnings per common share from continuing operations	$0.21	$0.16	$1.35	$1.45
Earnings per common share from discontinued operations	$—	$—	$0.01	$1.15
Total earnings per common share attributable to Avista Corp. shareholders, basic	$0.21	$0.16	$1.36	$2.60
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$0.21	$0.16	$1.34	$1.45
Earnings per common share from discontinued operations	$—	$—	$0.01	$1.14
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$0.21	$0.16	$1.35	$2.59
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

AVISTA CORPORATION

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
With regard to the Seattle claims, on March 28, 2014, the Presiding ALJ issued her Initial Decision finding that: 1) Seattle failed to demonstrate that either Avista Utilities or Avista Energy engaged in unlawful market activity and also failed to identify any specific contracts at issue; 2) Seattle failed to demonstrate that contracts with either Avista Utilities or Avista Energy imposed an excessive burden on consumers or seriously harmed the public interest; and that 3) Seattle failed to demonstrate that either Avista Utilities or Avista Energy engaged in any specific violations of substantive provisions of the FPA or any filed tariffs or rate schedules. Accordingly, the ALJ denied all of Seattle’s claims under both section 206 and section 309 of the FPA. On May 22, 2015, the FERC issued its Order on Initial Decision in which it upheld the ALJ’s Initial Decision denying all of Seattle’s claims against Avista Utilities and Avista Energy. Seattle has filed a Request for Rehearing of the FERC’s Order on Initial Decision. The Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.
Sierra Club and Montana Environmental Information Center Litigation
On March 6, 2013, the Sierra Club and Montana Environmental Information Center (MEIC) (collectively "Plaintiffs"), filed a Complaint in the United States District Court for the District of Montana, Billings Division, against the Owners of the Colstrip Generating Project ("Colstrip"). Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The other Colstrip co-Owners are Talen (formerly PPL Montana), Puget Sound Energy, Portland General Electric Company, NorthWestern Energy and PacifiCorp. The Complaint alleges certain violations of the Clean Air Act, including the New Source Review, Title V and opacity requirements.
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
The case has been bifurcated into separate liability and remedy trials. The Court has set the liability trial date for May 31, 2016. No date has been set for the remedy trial.
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

AVISTA CORPORATION

over the next several years, in ongoing consultation with key stakeholders. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.
Fish Passage at Cabinet Gorge and Noxon Rapids
In 1999, the United States Fish and Wildlife Service (USFWS) listed bull trout as threatened under the Endangered Species Act. In 2010, the USFWS issued a revised designation of critical habitat for bull trout, which includes the lower Clark Fork River. The USFWS issued a final recovery plan in October 2015.
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
In October 2015, a new collective bargaining agreement concerning wages over the three-year period 2016 through 2018 was presented to the local IBEW in Washington and Idaho. A vote by the union on the new agreement is expected to occur during November 2015.
A new three-year agreement in Oregon, which covers approximately 50 employees, was approved in April 2014 and expires in March 2017.
A new collective bargaining agreement with the local union of the IBEW in Alaska was signed in May 2013 and expires in March 2017. The collective bargaining agreement with the IBEW in Alaska represents approximately 54 percent of all AERC employees. The remainder of AERC's employees are non-union.
There is a risk that if collective bargaining agreements expire and new agreements are not reached in each of our jurisdictions, employees could strike. Given the magnitude of employees that are covered by collective bargaining agreements, this could result in disruptions of our operations. However, the Company believes that the possibility of this occurring is remote.
Customer Information and Work Management Systems Project Cost Recovery
Over the past four years, Avista Corp. has invested significant capital into the replacement of its customer information and work management systems (Project Compass). Project Compass was completed and went into service during the first quarter of 2015. As part of the Washington electric and natural gas general rate cases filed in February 2015 and the Oregon natural gas general rate case filed in May 2015, Avista Utilities has requested the full recovery of the Washington and Oregon share of the costs associated with this project.
On July 27, 2015, the UTC Staff in the Company's electric and natural gas general rate cases filed responsive testimony. Included in their testimony was a recommendation to disallow $12.7 million (Washington's share) of Project Compass costs.
In October 2015, the OPUC staff filed testimony in the Company's natural gas general rate case which included a recommendation to disallow $1.2 million (Oregon's share) of Project Compass costs.
The recommended disallowances in Washington and Oregon are primarily related to the seven month delay in the full completion of the project. Avista Utilities has concluded that the likelihood that part of the cost of Project Compass will be disallowed for ratemaking purposes is less than probable.
Other Contingencies
In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes that any ultimate liability arising from these actions will not have a material impact on its financial

AVISTA CORPORATION

condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant.
NOTE 14. INFORMATION BY BUSINESS SEGMENTS
The business segment presentation reflects the basis used by the Company's management to analyze performance and determine the allocation of resources. The Company's management evaluates performance based on income (loss) from operations before income taxes as well as net income (loss) attributable to Avista Corp. shareholders. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Avista Utilities' business is managed based on the total regulated utility operation; therefore, it is considered one segment. AEL&P (acquired in the AERC acquisition on July 1, 2014) is a separate reportable business segment as it has separate financial reports that are reviewed in detail by the Chief Operating Decision Maker and its operations and risks are sufficiently different from Avista Utilities and the other businesses at AERC that it cannot be aggregated with any other operating segments. All goodwill associated with the AERC acquisition was assigned to the AEL&P reportable business segment. The Other category, which is not a reportable segment, includes Spokane Energy, which was dissolved during the third quarter of 2015, other investments and operations of various subsidiaries, as well as certain other operations of Avista Capital.
Ecova is a provider of facility information and cost management services for multi-site customers throughout North America. The Ecova business segment was disposed of as of June 30, 2014. All income statement amounts were reclassified to discontinued operations on the Condensed Consolidated Statements of Income for all periods presented.

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2015:
Operating revenues	$298,132	$9,273	$307,405	$6,244	$—	$313,649
Resource costs	135,048	3,162	138,210	—	—	138,210
Other operating expenses	71,536	2,779	74,315	6,462	—	80,777
Depreciation and amortization	34,986	1,317	36,303	178	—	36,481
Income (loss) from operations	34,800	1,508	36,308	(396)	—	35,912
Interest expense (2)	19,054	896	19,950	150	(29)	20,071
Income taxes	5,980	229	6,209	(94)	—	6,115
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	12,525	394	12,919	(197)	—	12,722
Capital expenditures (3)	92,271	2,778	95,049	348	—	95,397
For the three months ended September 30, 2014:
Operating revenues	$282,555	$9,157	$291,712	$10,296	$(450)	$301,558
Resource costs	128,591	2,997	131,588	—	—	131,588
Other operating expenses	69,403	3,106	72,509	10,701	(450)	82,760
Depreciation and amortization	32,006	1,288	33,294	154	—	33,448
Income (loss) from operations	32,048	1,273	33,321	(559)	—	32,762
Interest expense (2)	18,247	485	18,732	186	(163)	18,755
Income taxes	7,146	329	7,475	(174)	—	7,301
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	10,349	511	10,860	(354)	—	10,506
Capital expenditures (3)	92,197	1,053	93,250	194	—	93,444
For the nine months ended September 30, 2015:
Operating revenues	$1,042,913	$32,279	$1,075,192	$22,829	$(550)	$1,097,471
Resource costs	479,604	9,282	488,886	—	—	488,886
Other operating expenses	212,293	8,306	220,599	23,474	(550)	243,523
Depreciation and amortization	102,334	3,945	106,279	512	—	106,791
Income (loss) from operations	175,003	9,001	184,004	(1,157)	—	182,847
Interest expense (2)	56,991	2,695	59,686	461	(81)	60,066
Income taxes	45,500	2,504	48,004	(626)	—	47,378
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	81,387	3,953	85,340	(1,119)	—	84,221
Capital expenditures (3)	264,283	8,518	272,801	852	—	273,653

AVISTA CORPORATION

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the nine months ended September 30, 2014:
Operating revenues	$1,023,684	$9,157	$1,032,841	$29,225	$(1,350)	$1,060,716
Resource costs	478,010	2,997	481,007	—	—	481,007
Other operating expenses	204,089	3,106	207,195	21,864	(1,350)	227,709
Depreciation and amortization	93,912	1,288	95,200	452	—	95,652
Income from operations	177,653	1,273	178,926	6,909	—	185,835
Interest expense (2)	55,215	485	55,700	899	(330)	56,269
Income taxes	48,068	329	48,397	2,877	—	51,274
Net income from continuing operations attributable to Avista Corp. shareholders	85,030	511	85,541	3,528	167	89,236
Capital expenditures (3)	228,711	1,053	229,764	296	—	230,060
Total Assets:
As of September 30, 2015:	$4,422,431	$265,578	$4,688,009	$51,197	$—	$4,739,206
As of December 31, 2014:	$4,367,926	$264,195	$4,632,121	$80,210	$—	$4,712,331

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Avista Corporation
Spokane, Washington
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ending September 30, 2015 and 2014, and the related condensed consolidated statements of equity and redeemable noncontrolling interests and cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
November 3, 2015

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Segments
As of September 30, 2015, we have two reportable business segments as follows:

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

•
Alaska Electric Light and Power Company – the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska. We acquired AERC on July 1, 2014, and as of that date, AERC is a wholly-owned subsidiary of Avista Corp. See "Note 3 of the Notes to Condensed Consolidated Financial Statements" for further discussion regarding this acquisition.

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
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Avista Utilities	$12,525	$10,349	$81,387	$85,030
Alaska Electric Light and Power Company	394	511	3,953	511
Ecova - Discontinued operations (1)	289	(55)	485	70,752
Other	(197)	(354)	(1,119)	3,528
Net income attributable to Avista Corporation shareholders	$13,011	$10,451	$84,706	$159,821

(1)	The results for the nine months ended September 30, 2014 include the net gain on sale of Ecova of approximately $68.0 million.
Executive Level Summary
Overall Results
Net income attributable to Avista Corporation shareholders was $13.0 million for the three months ended September 30, 2015, an increase from $10.5 million for the three months ended September 30, 2014. Avista Utilities' earnings increased primarily due to an increase in gross margin as a result of a general rate increase in Washington. In addition, both electric and natural gas loads increased as a result of favorable weather. The increase in gross margin was partially offset by increases in other operating expenses, depreciation and amortization and taxes other than income taxes, all of which were expected. There was also a decrease in income tax expense associated with reconciling the 2014 federal income tax return to the amount included in our financial statements for 2014, which was recorded during the third quarter of 2015.
Net income attributable to Avista Corporation shareholders was $84.7 million for the nine months ended September 30, 2015, a decrease from $159.8 million for the nine months ended September 30, 2014. Results for 2014 were significantly increased by the net gain on the disposition of Ecova on June 30, 2014 of approximately $68.0 million. Avista Utilities' earnings decreased primarily due to weather that was significantly warmer than normal and warmer than the prior year in the first quarter, which reduced heating loads. The decrease in heating loads in the first quarter was partially offset by the new decoupling mechanism in Washington (implemented January 1, 2015), increased cooling loads in the summer, a general rate increase in Washington, lower net power supply costs and a decrease in the provision for earnings sharing. In addition to the fluctuation in gross margin, we experienced expected increases in other operating expenses, depreciation and amortization, and taxes other than income taxes.
Results for the nine months ended September 30, 2015 also include earnings at AEL&P for the full period, whereas 2014 results only include AEL&P for the third quarter.

AVISTA CORPORATION

Results for the nine months ended September 30, 2014 include a $9.8 million net gain at Avista Energy related to the settlement of the California power markets litigation. The net gain from the litigation settlement was partially offset by a pre-tax contribution of $6.4 million of the proceeds to the Avista Foundation, a charitable organization funded by Avista Corp. Both of these transactions are reflected in the results of the other businesses for the second quarter of 2014.
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
Capital Expenditures
We are making significant capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. The following table summarizes our actual and expected capital expenditures as of and for the nine months ended September 30, 2015 (in thousands):

	Avista Utilities	AEL&P
Actual capital expenditures (current year-to-date)
Capital expenditures (per the Condensed Consolidated Statement of Cash Flows)	264,283	8,518
Accrual-basis capital expenditures	267,674	8,518

Expected total annual accrual-basis capital expenditures (by year)
2015	375,000	14,000
2016	375,000	17,000
2017	400,000	13,000
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
The completion of this transaction makes the financial results for 2015 and 2014 incomparable since the first half of 2014 does not contain any financial results from AERC. For additional information regarding the AERC transaction, including pro forma financial comparisons, see “Note 3 of the Notes to Condensed Consolidated Financial Statements.”

AVISTA CORPORATION

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
The purchase price of $335.0 million, as adjusted, was divided among the security holders of Ecova, including minority shareholders, option holders and a warrant holder, pro rata based on ownership. Approximately $16.8 million (5 percent of the purchase price) was held in escrow for 15 months from the closing of the transaction to satisfy certain indemnification obligations under the merger agreement, and an additional $1.0 million was held in escrow pending resolution of adjustments to working capital. The indemnification escrow and the working capital adjustment escrow amounts above represent the full amounts to be divided among all security holders pro rata based on ownership.
As expected, no claims were made against the Escrow as of September 30, 2015 (the end of the claims period) and accordingly, all Escrow amounts were released in October 2015 and we received our full portion of the Escrow proceeds together with the remainder of the working capital adjustment escrow for a total amount of of $13.8 million. After consideration of the escrow amounts received, the sales transaction provided total cash proceeds to Avista Corp., net of debt, payment to option and minority holders, income taxes and transaction expenses, of $143.9 million, resulting in a net gain of $70.2 million. Almost all of the net gain was recognized in 2014 with some minor true-ups during 2015.
On July 1, 2014, we utilized a portion of the proceeds from the Ecova sales transaction to pay off the outstanding balance owed on our committed line of credit and we initiated a common stock share repurchase program.
The completion of this transaction makes the financial results for 2015 and 2014 incomparable since the first half of 2014 contains the financial results of Ecova (in discontinued operations) and 2015 does not have any material results from Ecova. For additional information regarding the Ecova disposition, see “Note 4 of the Notes to Condensed Consolidated Financial Statements.”
Stock Repurchase Program
Avista Corp. initiated a stock repurchase program on January 2, 2015 that expired on March 31, 2015 for the repurchase of up to 800,000 shares of the Company’s outstanding common stock. Under this program, the Company repurchased 89,400 shares at a total cost of $2.9 million and an average cost of $32.66 per share. All repurchased shares reverted to the status of authorized but unissued shares. We do not have plans to repurchase additional shares during 2015.
Liquidity and Capital Resources
Avista Corp. has a $400.0 million committed line of credit with various financial institutions that expires in April 2019. We have the option to request an extension for an additional one or two years beyond April 2019, provided (1) that no event of default has occurred and is continuing prior to the requested extension and (2) the remaining term of agreement, including the requested extension period, does not exceed five years. As of September 30, 2015, there were $130.0 million of cash borrowings and $43.8 million in letters of credit outstanding, leaving $226.2 million of available liquidity under this line of credit.
The Avista Corp. facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of September 30, 2015, we were in compliance with this covenant with a ratio of 52.5 percent.
AEL&P has a $25.0 million committed line of credit that expires in November 2019. As of September 30, 2015, there were no borrowings outstanding under this committed line of credit.
The AEL&P committed line of credit agreement contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2015, AEL&P was in compliance with this covenant with a ratio of 57.4 percent.
In October 2015, we entered into a bond purchase agreement with five institutional investors in the private placement market for the issuance and sale of $100.0 million of Avista Corp. first mortgage bonds in December 2015. The first mortgage bonds will bear an interest rate of 4.37 percent and mature in December 2045. In connection with this pricing, we cash-settled five interest rate swap contracts (notional aggregate amount of $75.0 million) and paid a total of $9.3 million. Upon settlement of

AVISTA CORPORATION

interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the term of the associated debt.
In the nine months ended September 30, 2015, we issued $1.4 million (net of issuance costs) of common stock under the employee benefit plans. We do not expect to issue any additional shares in 2015, other than small amounts under these plans.
For 2016, we expect to issue approximately $155.0 million of long-term debt and approximately $55.0 million of common stock in order to fund capital expenditures and maintain an appropriate capital structure.
After considering the expected issuances of long-term debt and common stock during 2015 and 2016, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.
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
Expiring and New Rebates and Energy Recovery Mechanism (ERM)
The parties agreed in the settlement that a credit of $8.3 million from the ERM deferral balance will be returned to electric customers to help offset the 2015 rate increase. This ERM balance represents lower net power supply costs in recent years than the costs embedded in base retail rates, which are being returned to customers in the form of a rebate. This rebate will not increase or decrease our net income. Total net deferred power costs under the ERM were a liability of $13.9 million as of September 30, 2015, compared to a liability of $14.2 million as of December 31, 2014, and these deferred power cost balances represent amounts due to customers.
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

AVISTA CORPORATION

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
The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations will be made for the prior calendar year. These earnings tests will reflect actual decoupled revenues, normalized power supply costs and other normalizing adjustments.

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
2015 General Rate Cases
In May 2015, Avista Corp. and multiple parties to our electric and natural gas general rate case filings reached agreement on certain issues, and a partial settlement agreement was filed with the UTC for its consideration. The general rate cases were originally filed in February 2015. The partial settlement agreement includes agreement among the parties on the cost of capital, net power supply costs and the spread of any resulting revenue increase among customer classes at the conclusion of the cases. The agreed-upon ROR on rate base is 7.29 percent, with a common equity ratio of 48.5 percent and a 9.5 percent return on equity (ROE).
The partial settlement includes adjustments to the originally-filed net power supply costs, resulting from a recent change in our power supply model, updated lower contract costs associated with a recently signed power purchase agreement from Chelan PUD, and an agreed-upon additional reduction to power supply costs. The overall decrease in net power supply costs under the settlement is $12.4 million. The parties also agreed that net power supply costs would be updated with the most current information two months prior to new retail rates going into effect from this case. On October 29, 2015, the Company filed its updated power supply adjustment, pursuant to the Partial Settlement Stipulation, that further reduced the level of power supply expense by $12.3 million. The updated net power supply costs (higher or lower) would also be used to reset the base for the ERM calculations for 2016.

AVISTA CORPORATION

The agreement on the elements in the partial settlement resulted in a reduction to our originally filed base revenue increase requests. Our original base electric revenue increase request is reduced from $33.2 million (or 6.6 percent) to $17.0 million (or 3.4 percent), and our original base natural gas revenue increase request is reduced from $12.0 million (or 7.0 percent) to $11.3 million (or 6.6 percent). Both original requests filed in February 2015 were based on a proposed ROR on rate base of 7.46 percent with a common equity ratio of 48 percent and a 9.9 percent ROE.
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
On September 4, 2015, we filed rebuttal testimony, incorporating the partial settlement and further reducing our requested electric and natural gas revenue increases. For electric, we reduced our requested revenue increase from $17.0 million to $3.6 million, due, in part, to updated information related to federal tax adjustments, state allocations, and the delay in the expected completion date of the Nine Mile hydroelectric generation project upgrade from late 2015 to late 2016. Further reductions resulted from our proposal to delay the start date to begin amortization of existing electric meters from 2016 to 2017, associated with our proposed Advanced Meter Infrastructure project. We also proposed deferral and normalization of certain major thermal maintenance expenses, and other miscellaneous adjustments, which, if approved by the UTC, would reduce our need for increased revenues in 2016. For natural gas, we reduced our requested revenue increase from $11.3 million to $10.3 million, mainly as a result of updated information related to federal tax adjustments and changes in net plant investment expected through 2015.
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
The settlement agreement establishes an ROE deadband between the currently authorized ROE of 9.8 percent and a 9.5 percent ROE. Under the settlement agreement, we will be allowed to use any 2014 Idaho after-the-fact earnings test deferral to support an actual earned ROE in 2015 up to 9.5 percent. For 2014, we deferred a total of $7.7 million for the 2014 after-the-fact earnings test, which includes the $1.9 million recorded in 2014 related to the 2013 earnings test. During 2015, if we earn more than the 9.8 percent ROE, 50 percent of the earnings above 9.8 percent will be shared with customers through future ratemaking. For the nine months ended September 30, 2015, we have deferred $1.2 million for 2015 amounts related to the provision for earnings sharing for Idaho customers.
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

AVISTA CORPORATION

2015 General Rate Cases
In October 2015, we reached a settlement agreement with all interested parties in our electric and natural gas general rate cases, which were originally filed with the IPUC on June 1, 2015. If the settlement agreement is approved by the IPUC, new rates would take effect on January 1, 2016.
If approved, the settlement agreement is designed to increase annual electric base revenues by $1.7 million or 0.7 percent and annual natural gas base revenues by $2.5 million or 3.5 percent. The settlement is based on a rate of return on rate base of 7.42 percent with a common equity ratio of 50 percent and a 9.5 percent return on equity.
The settlement agreement also reflects the following:

•
an adjustment to capital additions due to a delay in the completion, from late 2015 to late 2016, of the upgrade of our Nine Mile hydroelectric generation project, which reduced the overall revenue increase by $3.3 million,

•	the continued recovery of approximately $3.2 million in costs related to the Palouse Wind Project through the PCA mechanism rather than through base rates,

•	the extension of certain deferral amortizations from two years to four years, which reduced the overall revenue increase by $1.0 million,

•
the discontinuation of the after-the-fact earnings test (provision for earnings sharing) that was originally agreed to as part of the settlement of our 2012 electric and natural gas general rate cases, and

•	the implementation of electric and natural gas Fixed Cost Adjustment mechanisms, as discussed below.
Fixed Cost Adjustment (FCA) Mechanism
The FCA is a decoupling mechanism designed to break the link between a utility's revenues and consumers' energy usage. Our revenues, based on kilowatt-hour and therm sales, vary, up or down, from the levels included in a general rate case. This could be due to changes in conservation, weather or the economy.
Under the proposed FCA mechanism, our electric and natural gas revenues would be adjusted each month to reflect revenues based on the number of customers, rather than kilowatt-hour and therm sales. The difference between revenues based on sales and revenues based on the number of customers would result in either surcharges or rebates to customers in the following year.
The FCA is similar in effect to the Washington decoupling mechanism.
Customer Rebates
As a part of our original application, we proposed to use $5.6 million related to our 2014 Idaho electric earnings sharing to extend a $2.8 million rebate customers are currently receiving in 2015. As a part of the settlement agreement, that rebate will be extended through 2017.
As a part of our original application, we proposed to use $0.2 million related to our 2014 natural gas earnings sharing to replace a portion of a $1.2 million rebate customers are currently receiving in 2015. As a part of the settlement agreement, customers will receive that rebate in 2016.
Original Requests
The original requests were for two-year electric and natural gas rate plans with requested rate increases in 2016 and 2017.
Effective January 1, 2016, we requested an overall increase in billed electric rates of 5.2 percent (designed to increase annual electric revenues by $13.2 million) and an overall increase in billed natural gas rates of 5.8 percent (designed to increase annual natural gas revenues by $3.2 million).
Effective January 1, 2017, we requested an overall increase in billed electric rates of 5.1 percent (designed to increase annual electric revenues by $13.7 million) and an overall increase in billed natural gas rates of 2.5 percent (designed to increase annual natural gas revenues by $1.7 million).
Our original requests were based on a proposed rate of return on rate base of 7.62 percent with a common equity ratio of 50 percent and a 9.9 percent return on equity.
The parties did not come to an agreement for 2017 rates; however, the settlement agreement does not preclude us from filing additional general rate cases to address rates for 2017 and beyond.

AVISTA CORPORATION

Oregon General Rate Cases
2013 General Rate Case
In January 2014, the OPUC approved a settlement agreement in Avista Utilities' natural gas general rate case (originally filed in August 2013). As agreed to in the settlement, new rates were implemented in two phases: February 1, 2014 and November 1, 2014. Effective February 1, 2014, rates increased for Oregon natural gas customers on a billed basis by an overall 4.4 percent (designed to increase annual revenues by $3.8 million). Effective November 1, 2014, rates for Oregon natural gas customers were to increase on a billed basis by an overall 1.6 percent (designed to increase annual revenues by $1.4 million).
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
The approved settlement agreement provided for an overall authorized rate of return of 7.47 percent, with a common equity ratio of 48 percent and a 9.65 percent return on equity.
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
In October 2015, the OPUC staff filed testimony which included a recommendation to disallow $1.2 million (Oregon's share) of Project Compass costs primarily related to the delay in the full completion of the project. We have concluded that the likelihood that part of the cost of Project Compass will be disallowed for ratemaking purposes is less than probable and we will vigorously defend the prudence of our investment in Project Compass, and full recovery of the costs.
The OPUC has up to 10 months to review the case and make a decision.
Alaska General Rate Case
AEL&P's last electric general rate case was filed in 2010 and approved by the RCA in 2011. We evaluated the need to file an electric general rate case with the RCA and we do not expect to file an electric general rate case in 2015.
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $10.7 million as of September 30, 2015 and a liability of $3.9 million as of December 31, 2014.

AVISTA CORPORATION

The following PGAs went into effect in our various jurisdictions during 2014 and 2015.

Jurisdiction	PGA Effective Date	Percentage Increase / (Decrease) in Billed Rates
Washington	November 1, 2014	1.2%
	November 1, 2015	(15.0)%
Idaho	November 1, 2014	(2.1)%
	November 1, 2015	(14.5)%
Oregon	November 1, 2014	8.3%
	November 1, 2015	(14.1)%
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Total net deferred power costs under the ERM were a liability of $13.9 million as of September 30, 2015, compared to a liability of $14.2 million as of December 31, 2014, and these deferred power cost balances represent amounts due to customers.
The difference in net power supply costs under the ERM primarily results from changes in:

•	short-term wholesale market prices and sales and purchase volumes,

•	the level and availability of hydroelectric generation,

•	the level and availability of thermal generation (including changes in fuel prices), and

•	retail loads.
Under the ERM, Avista Utilities absorbs the cost or receives the benefit from the initial amount of power supply costs in excess of or below the level in retail rates, which is referred to as the deadband. The annual (calendar year) deadband amount is $4.0 million. We incur the cost of, or receive the benefit from, 100 percent of this initial power supply cost variance. We share annual power supply cost variances between $4.0 million and $10.0 million with customers. There is a 50 percent customers/50 percent Company sharing ratio when actual power supply expenses are higher (surcharge to customers) than the amount included in base retail rates within this band. There is a 75 percent customers/25 percent Company sharing ratio when actual power supply expenses are lower (rebate to customers) than the amount included in base retail rates within this band. To the extent that the annual power supply cost variance from the amount included in base rates exceeds $10.0 million, there is a 90 percent customers/10 percent Company sharing ratio of the cost variance for the amount over $10.0 million.
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
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were an asset of $1.4 million as of September 30, 2015 compared to an asset of $8.3 million as of December 31, 2014.

AVISTA CORPORATION

Results of Operations - Overall
The following provides an overview of changes in our Condensed Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.
As discussed in "Item 2. Management's Discussion and Analysis: Executive Level Summary," Ecova was disposed of as of June 30, 2014. As a result, in accordance with GAAP, all of Ecova's operating results were removed from each line item on the Condensed Consolidated Statements of Income and reclassified into discontinued operations for all periods presented. Net income from discontinued operations attributable to Avista Corp. shareholders was $0.5 million for the nine months ended September 30, 2015 compared to $70.6 million for the nine months ended September 30, 2014. Discontinued operations for 2014 were significantly increased by the net gain on the disposition of Ecova on June 30, 2014 of approximately $68.0 million. The discussion of continuing operations below does not include any Ecova amounts.
The balances included below for utility operations reconcile to the Condensed Consolidated Statements of Income. Beginning on July 1, 2014, AEL&P is included in the overall utility results.
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Utility revenues increased $16.1 million, after elimination of intracompany revenues of $33.8 million for the third quarter of 2015 and $40.9 million for the third quarter of 2014. Avista Utilities' portion of utility revenues increased $16.0 million for the third quarter of 2015 and AEL&P electric revenues increased $0.1 million. Including intracompany revenues, Avista Utilities' electric revenues increased $7.0 million and natural gas revenues increased $1.5 million. Avista Utilities' retail electric revenues increased $8.6 million primarily due to the Washington general rate increase and partially due to an increase in loads. The decoupling mechanism in Washington reduced electric revenues by $2.2 million. Wholesale electric revenues decreased $12.3 million due to a decrease in sales volumes, partially offset by an increase in prices, while revenues from sales of fuel increased $12.3 million. In the third quarter of 2015, we recorded a provision for earnings sharing of $0.9 million for Washington electric customers and $1.2 million for Idaho electric customers. In the third quarter of 2014, we recorded a provision for earnings sharing of $3.1 million for Idaho electric customers. Retail natural gas revenues increased $2.3 million due to higher rates (from PGAs and general rate increases) and an increase in volumes. The decoupling mechanism in Washington increased natural gas revenues by $0.5 million. Wholesale natural gas revenues decreased $2.0 million due to a decrease in prices, partially offset by an increase in volumes.
Other non-utility revenues decreased $4.1 million due to the long-term fixed rate electric capacity contract that was previously held by Spokane Energy being transferred to Avista Corp. during the second quarter of 2015. The capacity revenue from this contract was included in non-utility revenues when it was held by Spokane Energy.
Utility resource costs increased $6.6 million, after elimination of intracompany resource costs of $33.8 million for the third quarter of 2015 and $40.9 million for third quarter of 2014. Avista Utilities' portion of resource costs increased $6.4 million and AEL&P electric resource costs increased $0.2 million. Including intracompany resource costs, Avista Utilities' electric resource costs increased $0.8 million and natural gas resource costs decreased $1.4 million. The increase in Avista Utilities' electric resource costs was primarily due to an increase in other fuel costs (fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was not economical to use the fuel for generation), partially offset by a decrease in purchased power costs and fuel costs. The decrease in natural gas resource costs was primarily due to a decrease in natural gas prices, partially offset by an increase in purchased volumes.
Utility other operating expenses increased $1.8 million. Avista Utilities' other operating expenses increased due to an increase in pension and other postretirement benefits, administrative and general wages and generation operating costs. These were partially offset by decreased generation maintenance and outside services expenses. Additionally, during the third quarter of 2014, there were transaction fees of $0.6 million associated with the AERC acquisition.
Utility depreciation and amortization increased $3.0 million, driven by additions to utility plant.
Utility taxes other than income taxes increased $1.3 million primarily due to increased municipal and utility property taxes.
Other non-utility operating expenses decreased $3.8 million due to the long-term fixed rate electric capacity contract that was previously held by Spokane Energy being transferred to Avista Corp. during the second quarter of 2015. The amortization of this contract was included in non-utility operating expenses when it was held by Spokane Energy.
Interest expense increased $1.3 million because there was more long-term debt outstanding during the third quarter of 2015 compared to the third quarter of 2014.
Other income-net decreased $0.5 million primarily due to a decrease in equity-related AFUDC with lower construction work in progress balances, as well as net losses on investments in 2015.

AVISTA CORPORATION

Income taxes decreased $1.2 million and our effective tax rate was 32.4 percent for the third quarter of 2015 compared to 41.0 percent for the third quarter of 2014. The decrease in tax expense and the effective tax rate was associated with reconciling the 2014 federal income tax return to the amount included in the financial statements for 2014, which was recorded during the third quarter of 2015.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Utility revenues increased $43.1 million, after elimination of intracompany revenues of $78.2 million for the nine months ended September 30, 2015 and $104.2 million for the nine months ended September 30, 2014. Avista Utilities' portion of utility revenues increased $20.0 million for the nine months ended September 30, 2015 and AEL&P had electric revenues of $32.3 million. Results for 2014 only include AEL&P's third quarter revenue of $9.2 million. Including intracompany revenues, Avista Utilities' electric revenues increased $4.0 million and natural gas revenues decreased $10.8 million. Avista Utilities' retail electric revenues increased $8.3 million primarily due to the Washington general rate increase and increased cooling loads during the summer, partially offset by warmer weather (and reduced loads) in the first quarter. Wholesale electric revenues decreased $15.1 million primarily due to a decrease in sales volumes, partially offset by an increase in sales prices, while sales of fuel increased $8.3 million. In the first nine months of 2015, we recorded a provision for earnings sharing of $1.5 million for Washington electric customers and $1.2 million for Idaho electric customers. In the first nine months of 2014, we estimated a provision for earnings sharing of $6.2 million for Idaho electric customers with $4.3 million representing our estimate for the first nine months of 2014 and $1.9 million representing an adjustment of our 2013 estimate. Retail natural gas revenues decreased $11.7 million due to a decrease in volumes caused by warmer weather during 2015, partially offset by higher rates (from PGAs and general rate increases) and the decoupling deferral of $5.4 million. Wholesale natural gas revenues decreased $4.3 million due to a decrease in prices, partially offset by an increase in volumes.
Other non-utility revenues decreased $6.4 million due to the long-term fixed rate electric capacity contract that was previously held by Spokane Energy being transferred to Avista Corp. during the second quarter of 2015. The capacity revenue from this contract was included in non-utility revenues when it was held by Spokane Energy.
Utility resource costs increased $7.9 million, after elimination of intracompany resource costs of $78.2 million for the nine months ended September 30, 2015 and $104.2 million for the nine months ended September 30, 2014. Avista Utilities' portion of resource costs increased $1.6 million and AEL&P had electric resource costs of $9.3 million. Results for 2014 only include AEL&P's third quarter resource costs of $3.0 million. Including intracompany resource costs, Avista Utilities' electric resource costs decreased $10.0 million and natural gas resource costs decreased $14.4 million. The decrease in Avista Utilities' electric resource costs was primarily due to a decrease in purchased power, partially offset by an increase in power cost deferrals, as net power supply costs were below the amount included in base rates. The decrease in natural gas resource costs was primarily due to a decrease in natural gas purchased, partially offset by an increase in natural gas cost deferrals.
Utility other operating expenses increased $13.4 million. Avista Utilities' portion of other operating expenses increased $8.2 million and AEL&P had other operating expenses of $8.3 million. Results for 2014 only include AEL&P's third quarter other operating expenses of $3.1 million. Avista Utilities' other operating expenses increased due to an increase in pension and other postretirement benefits, administrative and general wages and generation and distribution operating costs. These increases were partially offset by decreased generation maintenance and outside services expenses. Additionally, during the first nine months of 2014, there were transaction fees of $1.3 million associated with the AERC acquisition.
Utility depreciation and amortization increased $11.1 million, driven by additions to utility plant as well as the inclusion of AEL&P. The nine months ended September 30, 2015 included $3.9 million related to AEL&P, whereas 2014 only included $1.3 million.
Utility taxes other than income taxes increased $4.9 million primarily due to increased utility property taxes. Also, the nine months ended September 30, 2015 included $1.7 million related to AEL&P, whereas 2014 only included $0.5 million.
Other non-utility operating expenses increased $2.4 million primarily due to receipt of $15.0 million related to the settlement of the California power markets litigation, partially offset by a $6.4 million contribution to the Avista Foundation in the second quarter of 2014. This increase was partially offset by the long-term fixed rate electric capacity contract that was previously held by Spokane Energy being transferred to Avista Corp. during the second quarter of 2015. The amortization of this contract was included in non-utility operating expenses when it was held by Spokane Energy.
Interest expense increased $3.8 million primarily due to the acquisition of AEL&P. The nine months ended September 30, 2015 included $2.7 million related to AEL&P, whereas 2014 only included $0.5 million. Also, there was more long-term debt outstanding during the first nine months of 2015 compared to the first nine months of 2014.
Other income-net decreased $2.1 million primarily due to a decrease in equity-related AFUDC with lower construction work in progress balances, as well as net losses on investments in 2015.

AVISTA CORPORATION

Income taxes decreased $3.9 million and our effective tax rate was 36.0 percent for the first nine months of 2015 compared to 36.5 percent for the first nine months of 2014. The decrease in expense was primarily due to a decrease in income before income taxes. The decrease in the effective tax rate was associated with reconciling the 2014 federal income tax return to the amount included in the financial statements for 2014, which was recorded during the third quarter of 2015.
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
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Net income for Avista Utilities was $12.5 million for the third quarter of 2015, an increase from $10.3 million for the third quarter of 2014. Avista Utilities’ income from operations was $34.8 million for the third quarter of 2015, an increase from $32.0 million for the third quarter of 2014. The increase in income from operations was primarily due to an increase in gross margin, partially offset by expected increases in other operating expenses, depreciation and amortization, and taxes other than income taxes.
The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Operating revenues	$239,836	$232,819	$92,109	$90,604	$(33,813)	$(40,868)	$298,132	$282,555
Resource costs	97,771	97,000	71,090	72,459	(33,813)	(40,868)	135,048	128,591
Gross margin	$142,065	$135,819	$21,019	$18,145	$—	$—	$163,084	$153,964
Avista Utilities’ operating revenues increased $15.6 million and resource costs increased $6.5 million, which resulted in an increase of $9.1 million in gross margin. The gross margin on electric sales increased $6.2 million and the gross margin on natural gas sales increased $2.9 million. The increase in electric gross margin was primarily due to a general rate increase in Washington, slightly higher loads and a $1.0 million decrease in the provision for earnings sharing. The decoupling mechanism in Washington had a negative effect on electric revenues and gross margin of $2.2 million. In the third quarter of 2015, we recorded a provision for earnings sharing of $0.9 million for electric operations in Washington and $1.2 million for electric operations in Idaho. The provision for earnings sharing of $3.1 million for electric operations in the third quarter of 2014 was related to our Idaho operations. For the third quarter of 2015, we had a $0.1 million pre-tax expense under the ERM in Washington compared to a benefit of $0.4 million for the third quarter of 2014. The increase in natural gas gross margin was primarily due to general rate increases, a $0.9 million decrease in the provision for earnings sharing, and partially due to higher heating loads in September. The decoupling mechanism in Washington had a positive effect on natural gas revenues and gross margin of $0.5 million.
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

AVISTA CORPORATION

The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2015	2014	2015	2014
Residential	$78,059	$73,940	831	808
Commercial	81,296	78,323	847	841
Industrial	30,366	28,852	487	485
Public street and highway lighting	1,911	1,877	7	6
Total retail	191,632	182,992	2,172	2,140
Wholesale	22,919	35,209	401	915
Sales of fuel	22,900	10,647	—	—
Other	6,699	7,051	—	—
Decoupling	(2,214)	—	—	—
Provision for earnings sharing	(2,100)	(3,080)	—	—
Total	$239,836	$232,819	2,573	3,055
Retail electric revenues increased $8.6 million due to an increase in total MWhs sold (increased revenues $2.8 million) and an increase in revenue per MWh (increased revenues $5.8 million). The increase in revenue per MWh was primarily due to a general rate increase in Washington.
The increase in total retail MWhs sold was the result of weather that was significantly warmer than normal in July and August and slightly cooler than normal in September, as well as customer growth. Compared to the third quarter of 2014, residential electric use per customer increased 2 percent.
Wholesale electric revenues decreased $12.3 million due to a decrease in sales volumes (decreased revenues $29.3 million), partially offset by an increase in sales prices (increased revenues $17.0 million). The fluctuation in volumes and prices was the result of our optimization activities during the quarter, as well as a decrease in hydroelectric generation due to lower streamflows.
When current and forward electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the related natural gas purchased for generation in the wholesale market rather than operate the generating units. The revenues from sales of fuel increased $12.3 million due to an increase in sales of natural gas fuel as part of thermal generation resource optimization activities. These thermal optimization transactions also include forward hedges using derivative instruments for electricity and natural gas. As relative power and natural gas prices vary, our volume of thermal optimization also varies.
Differences between revenues and costs from wholesale sales and sales of fuel are applied to reduce or increase resource costs as accounted for under the ERM, the PCA mechanism, and in general rate cases as part of base power supply costs.
Effective January 1, 2015, we implemented electric and natural gas decoupling mechanisms in Washington. Due primarily to significantly warmer than normal weather during the third quarter of 2015 (and the resulting higher sales of electricity for cooling), we recorded a decoupling reduction to electric revenue of $2.2 million.
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
In the third quarter of 2015, our electric earnings were above the threshold amount in Washington and Idaho and we recorded a provision for earnings sharing of $0.9 million for our Washington electric operations and $1.2 million for our Idaho electric operations. In the third quarter of 2014, we recorded a provision for earnings sharing to Idaho electric customers of $3.1 million.

AVISTA CORPORATION

The following table presents our utility natural gas operating revenues and therms delivered for the three months ended September 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2015	2014	2015	2014
Residential	$19,739	$18,138	13,167	12,619
Commercial	11,275	10,640	11,471	11,173
Interruptible	724	567	1,165	1,066
Industrial	713	827	920	1,134
Total retail	32,451	30,172	26,723	25,992
Wholesale	56,046	58,052	218,535	151,663
Transportation	1,793	1,663	35,984	34,078
Other	1,310	1,631	20	22
Decoupling	509	—	—	—
Provision for earnings sharing	—	(914)	—	—
Total	$92,109	$90,604	281,262	211,755
Retail natural gas revenues increased $2.3 million due to higher retail rates (increased revenues $1.4 million) and an increase in volumes (increased revenues $0.9 million). Higher retail rates were due to PGAs and general rate cases. We sold more retail natural gas in the third quarter of 2015 as compared to the third quarter of 2014 due to cooler weather in September. Compared to the third quarter of 2014, residential natural gas use per customer increased 3 percent and commercial use per customer increased 2 percent.
Wholesale natural gas revenues decreased $2.0 million due to a decrease in prices (decreased revenues $19.2 million), partially offset by an increase in volumes (increased revenues $17.2 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, on nonpeak days we generally have more pipeline and storage capacity than what is needed for retail loads. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that partially offsets net natural gas costs. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In the third quarter of 2015, $19.0 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the third quarter of 2014, $25.8 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
Effective January 1, 2015, we implemented electric and natural gas decoupling mechanisms in Washington. During the third quarter of 2015, we recorded a decoupling increase to natural gas revenue of $0.5 million.
The following table presents our average number of electric and natural gas retail customers for the three months ended September 30:

	Electric Customers		Natural Gas Customers
	2015	2014	2015	2014
Residential	326,692	323,789	295,286	290,932
Commercial	41,176	41,084	34,110	33,931
Interruptible	—	—	36	38
Industrial	1,360	1,383	262	269
Public street and highway lighting	510	531	—	—
Total retail customers	369,738	366,787	329,694	325,170

AVISTA CORPORATION

The following table presents our utility resource costs for the three months ended September 30 (dollars in thousands):

	2015	2014
Electric resource costs:
Power purchased	$38,929	$40,341
Power cost amortizations, net	(3,723)	(3,333)
Fuel for generation	34,377	35,651
Other fuel costs	18,677	13,800
Other regulatory amortizations, net	4,720	5,475
Other electric resource costs	4,791	5,066
Total electric resource costs	97,771	97,000
Natural gas resource costs:
Natural gas purchased	68,194	76,183
Natural gas cost amortizations, net	2,423	(4,225)
Other regulatory amortizations, net	473	501
Total natural gas resource costs	71,090	72,459
Intracompany resource costs	(33,813)	(40,868)
Total resource costs	$135,048	$128,591
Purchased power costs decreased $1.4 million due to a decrease in the volume of power purchases (decreased costs $4.3 million), partially offset by an increase in wholesale prices (increased costs $2.9 million). The fluctuation in volumes and prices was primarily the result of our overall optimization activities during the quarter. The decrease in volumes purchased was also due to decreased availability of hydroelectric resources in the region due to lower precipitation levels.
Power cost deferrals and amortizations (net) decreased electric resource costs by $3.7 million for the three months ended September 30, 2015 compared to a decrease of $3.3 million for the three months ended September 30, 2014. During the three months ended September 30, 2015, we surcharged customers $1.9 million of previously deferred power costs in Idaho through the PCA. We also refunded to Washington customers $2.1 million through an ERM rebate and $1.5 million through a REC rebate. During the three months ended September 30, 2015, actual power supply costs were above the amount included in base retail rates and we deferred $0.4 million in Washington (which reduced the probable future benefit for customers). We also deferred $0.4 million for RECs in Washington for probable future benefit to customers. We deferred $2.1 million of power costs in Idaho for probable future surcharge, as actual power supply costs were above the amount included in base retail rates.
Fuel for generation decreased $1.3 million primarily due to a decrease in natural gas fuel prices, partially offset by an increase in thermal generation (due in part to decreased hydroelectric generation).
Other fuel costs increased $4.9 million. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
The expense for natural gas purchased decreased $8.0 million due to a decrease in the price of natural gas (decreased costs $26.8 million), partially offset by an increase in total therms purchased (increased costs $18.8 million). Total therms purchased increased due to an increase in wholesale sales which are used to balance loads and resources as part of the natural gas procurement and resource optimization process, partially offset by a decrease in retail sales. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Net income for Avista Utilities was $81.4 million for the first nine months of 2015, a decrease from $85.0 million for the first nine months of 2014. Avista Utilities’ income from operations was $175.0 million for the first nine months of 2015, a decrease from $177.7 million for the first nine months of 2014. The decrease in income from operations was primarily due to significantly warmer weather in the first quarter. General rate increases were offset by expected increases in other operating expenses, depreciation and amortization, and taxes other than income taxes.

AVISTA CORPORATION

The following table presents our operating revenues, resource costs and resulting gross margin for the nine months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Operating revenues	$742,984	$738,943	$378,094	$388,904	$(78,165)	$(104,163)	$1,042,913	$1,023,684
Resource costs	292,942	302,900	264,827	279,273	(78,165)	(104,163)	479,604	478,010
Gross margin	$450,042	$436,043	$113,267	$109,631	$—	$—	$563,309	$545,674
Avista Utilities’ operating revenues increased $19.2 million and resource costs increased $1.6 million, which resulted in an increase of $17.6 million in gross margin. The gross margin on electric sales increased $14.0 million and the gross margin on natural gas sales increased $3.6 million. The increase in electric gross margin was primarily due to a general rate increase in Washington, lower net power supply costs and a $3.5 million decrease in the provision for earnings sharing. We experienced weather that was significantly warmer than normal and the prior year, which decreased heating loads in the first quarter and increased cooling loads in the second quarter. Loads in the third quarter were slightly higher than the prior year. The decoupling mechanism in Washington had a negative effect on electric revenues and gross margin of $0.4 million. For the nine months ended September 30, 2015, we recorded a provision for earnings sharing of $1.5 million for electric operations in Washington and $1.2 million for electric operations in Idaho. The $6.2 million provision for earnings sharing for the nine months ended September 30, 2014 was all related to our Idaho operations. For the nine months ended September 30, 2015, we recognized a pre-tax benefit of $5.6 million under the ERM in Washington compared to a benefit of $5.3 million for the nine months ended September 30, 2014. This change represents a decrease in net power supply costs primarily due to lower natural gas fuel and purchased power prices in 2015, partially offset by lower hydroelectric generation (due to warm and dry conditions in the second and third quarters).
The increase in natural gas gross margin was primarily due to a decrease in natural gas resources costs and a $1.1 million decrease in the provision for earnings sharing, partially offset by a decrease in natural gas revenues. The decrease in natural gas revenues resulted from lower heating loads from significantly warmer weather that was partially offset by general rate increases. The earnings impact of the decrease in heating loads was partially offset by the decoupling mechanism in Washington, which had a positive effect on natural gas revenues and gross margin of $5.4 million.
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
The following table presents our utility electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2015	2014	2015	2014
Residential	$244,463	$247,684	2,604	2,701
Commercial	232,202	224,049	2,402	2,393
Industrial	85,921	82,279	1,384	1,392
Public street and highway lighting	5,393	5,660	18	19
Total retail	567,979	559,672	6,408	6,505
Wholesale	93,003	108,096	2,507	3,015
Sales of fuel	65,130	56,826	—	—
Other	19,914	20,533	—	—
Decoupling	(382)	—	—	—
Provision for earnings sharing	(2,660)	(6,184)	—	—
Total	$742,984	$738,943	8,915	9,520
Retail electric revenues increased $8.3 million due to an increase in revenue per MWh (increased revenues $16.9 million), partially offset by a decrease in total MWhs sold (decreased revenues $8.6 million). The increase in revenue per MWh was primarily due to a general rate increase in Washington.
The decrease in total MWhs sold was primarily the result of weather that was significantly warmer than normal and warmer

AVISTA CORPORATION

than the prior year, which decreased the electric heating load in the first quarter. Compared to the nine months ended September 30, 2014, residential electric use per customer decreased 5 percent and commercial use per customer decreased 2 percent. Heating degree days at Spokane were 16 percent below normal and 16 percent below the first nine months of 2014. The impact from reduced heating loads was partially offset by increased cooling loads in the second quarter. Loads and use per customer increased slightly in the third quarter as compared to the prior year. Year-to-date cooling degree days were 141 percent above normal and 28 percent above the prior year.
Wholesale electric revenues decreased $15.1 million due to a decrease in sales volumes (decreased revenues $18.8 million), partially offset by an increase in sales prices (increased revenues $3.7 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.
When current and forward electric wholesale market prices are below the cost of operating our natural gas-fired thermal generating units, we sell the related natural gas purchased for generation in the wholesale market rather than operate the generating units. The revenues from sales of fuel increased $8.3 million due to an increase in sales of natural gas fuel as part of thermal generation resource optimization activities. These thermal optimization transactions also include forward hedges using derivative instruments for electricity and natural gas. As relative power and natural gas prices vary, our volume of thermal optimization also varies. For the nine months ended September 30, 2015, $38.5 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the nine months ended September 30, 2014, $45.9 million of these sales were made to our natural gas operations.
Differences between revenues and costs from wholesale sales and sales of fuel are applied to reduce or increase resource costs as accounted for under the ERM, the PCA mechanism, and in general rate cases as part of base power supply costs.
Effective January 1, 2015, we implemented electric and natural gas decoupling mechanisms in Washington. During the first nine months of 2015 (which reflected decreased heating loads in the first quarter and increased cooling loads in the second and third quarters), we recorded a net electric decoupling decrease to revenue of $0.4 million.
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
In the first nine months of 2015, our electric earnings were above these threshold amounts in Washington and Idaho and we recorded a provision for earnings sharing of $1.5 million for our Washington electric operations and $1.2 million for our Idaho electric operations. In the first nine months of 2014, we recorded a provision for earnings sharing of $6.2 million for Idaho electric customers with $4.3 million representing our estimate for the first nine months of 2014 and $1.9 million representing an adjustment of our 2013 estimate.
The following table presents our utility natural gas operating revenues and therms delivered for the nine months ended September 30 (dollars and therms in thousands):

	Natural Gas Operating Revenues		Natural Gas Therms Delivered
	2015	2014	2015	2014
Residential	$128,252	$135,954	108,929	125,329
Commercial	66,070	70,136	69,642	78,936
Interruptible	2,272	1,997	3,650	3,648
Industrial	2,877	3,071	3,702	4,125
Total retail	199,471	211,158	185,923	212,038
Wholesale	163,167	167,471	630,641	387,772
Transportation	5,843	5,658	119,323	118,726
Other	4,200	5,670	244	315
Decoupling	5,413	—	—	—
Provision for earnings sharing	—	(1,053)	—	—
Total	$378,094	$388,904	936,131	718,851
Retail natural gas revenues decreased $11.7 million due to a decrease in volumes (decreased revenues $28.0 million), partially offset by higher retail rates (increased revenues $16.3 million). Higher retail rates were due to PGAs and general rate cases. We

AVISTA CORPORATION

sold less retail natural gas in the first nine months of 2015 as compared to the first nine months of 2014 due to warmer weather. Compared to the first nine months of 2014, residential natural gas use per customer decreased 15 percent and commercial use per customer decreased 13 percent. Heating degree days at Spokane were 16 percent below historical average for the nine months ended September 30, 2015, and 16 percent below the nine months ended September 30, 2014. Heating degree days at Medford were 17 percent below historical average for the first nine months of 2015 and 3 percent below the first nine months of 2014.
Wholesale natural gas revenues decreased $4.3 million due to a decrease in prices (decreased revenues $67.1 million), partially offset by an increase in volumes (increased revenues $62.8 million). We plan for sufficient natural gas capacity to serve our retail customers on a theoretical peak day. As such, on nonpeak days we generally have more pipeline and storage capacity than what is needed for retail loads. We engage in optimization of available interstate pipeline transportation and storage capacity through wholesale purchases and sales of natural gas to generate economic value that partially offsets net natural gas costs. In some situations, customer demand is below the amount hedged and we sell natural gas in excess of load requirements. In the first nine months of 2015, $39.6 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the first nine months of 2014, $58.2 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
Effective January 1, 2015, we implemented electric and natural gas decoupling mechanisms in Washington. Due primarily to significantly warmer than normal weather and the impact on heating loads during the nine months ended September 30, 2015, we recorded a natural gas decoupling increase to revenue of $5.4 million. Electric and natural gas decoupling surcharge rate adjustments to customers are limited to 3 percent on an annual basis, with any remaining surcharge balance carried forward for recovery in a future period. Because of this 3 percent limitation, there is the potential that some decoupling revenues will not be collected from customers within 24 months of the end of the annual accrual period in which they are generated. Under GAAP, any decoupling revenue amounts that will not be collected within 24 months of the annual accrual period are not allowed to be recognized as revenue until they are billed to customers. As a result, we estimate that the maximum amount of natural gas decoupling revenue that we can recognize during 2015 is $6.8 million.
The following table presents our average number of electric and natural gas retail customers for the nine months ended September 30:

	Electric Customers		Natural Gas Customers
	2015	2014	2015	2014
Residential	326,318	323,540	295,275	291,366
Commercial	41,239	40,930	34,177	34,031
Interruptible	—	—	35	37
Industrial	1,356	1,388	262	263
Public street and highway lighting	527	532	—	—
Total retail customers	369,440	366,390	329,749	325,697

AVISTA CORPORATION

The following table presents our utility resource costs for the nine months ended September 30 (dollars in thousands):

	2015	2014
Electric resource costs:
Power purchased	$124,174	$139,144
Power cost amortizations, net	3,267	(6,217)
Fuel for generation	86,598	83,602
Other fuel costs	55,735	54,723
Other regulatory amortizations, net	14,487	16,185
Other electric resource costs	8,681	15,463
Total electric resource costs	292,942	302,900
Natural gas resource costs:
Natural gas purchased	254,606	286,315
Natural gas cost amortizations, net	6,599	(11,373)
Other regulatory amortizations, net	3,622	4,331
Total natural gas resource costs	264,827	279,273
Intracompany resource costs	(78,165)	(104,163)
Total resource costs	$479,604	$478,010
Power purchased decreased $15.0 million due to a decrease in the volume of power purchases (decreased costs $19.1 million), partially offset by an increase in wholesale prices (increased costs $4.1 million). The fluctuation in volumes and prices was primarily the result of our overall optimization activities during the first half of 2015. The decrease in volumes purchased was also due to decreased availability of hydroelectric resources in the region due to lower precipitation levels, as well as a decrease in retail loads in the first quarter.
Power cost deferrals and amortizations (net) increased electric resource costs by $3.3 million for the nine months ended September 30, 2015 compared to a decrease of $6.2 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we surcharged customers $5.8 million of previously deferred power costs in Idaho through the PCA. We also refunded to Washington customers $6.2 million through an ERM rebate and $4.0 million through a REC rebate. During the nine months ended September 30, 2015, actual power supply costs were below the amount included in base retail rates and we deferred $6.9 million in Washington (including $1.4 million for RECs in Washington for probable future benefit to customers) and $0.8 million in Idaho for probable future benefit to customers.
Fuel for generation increased $3.0 million primarily due to an increase in thermal generation (due in part to decreased hydroelectric generation and a decrease in total MWhs sold), partially offset by a decrease in natural gas fuel prices.
Other fuel costs increased $1.0 million. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was not economical to use the fuel for generation, as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
Other electric resource costs decreased $6.8 million primarily due to the benefit from a capacity contract of Spokane Energy, which was mostly deferred for probable future benefit to customers through the ERM and PCA.
The expense for natural gas purchased decreased $31.7 million due to a decrease in the price of natural gas (decreased costs $99.3 million), partially offset by an increase in total therms purchased (increased costs $67.6 million). Total therms purchased increased due to an increase in wholesale sales which are used to balance loads and resources as part of the natural gas procurement and resource optimization process, partially offset by a decrease in retail sales. We engage in optimization of available interstate pipeline transportation through wholesale purchases and sales of natural gas to generate economic value that offsets net natural gas costs.

AVISTA CORPORATION

Results of Operations - Alaska Electric Light and Power Company
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Net income for AEL&P was $0.4 million for the three months ended September 30, 2015 compared to $0.5 million for the three months ended September 30, 2014.
The following table presents AEL&P's operating revenues, resource costs and resulting gross margin for the three months ended September 30 (dollars in thousands):

	Electric
	2015	2014
Operating revenues	$9,273	$9,157
Resource costs	3,162	2,997
Gross margin	$6,111	$6,160
The following table presents AEL&P's utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2015	2014	2015	2014
Residential	$3,109	$3,135	26	26
Commercial and government	5,969	5,829	62	61
Public street and highway lighting	68	73	—	1
Total retail	9,146	9,037	88	88
Other	127	120	—	—
Total	$9,273	$9,157	88	88
AEL&P’s operating revenues were $9.3 million and resource costs were $3.2 million, which resulted in gross margin of $6.1 million, all related to electric sales. AEL&P has a relatively stable load profile as it does not have a large population of customers in its service territory with electric heating and cooling requirements; therefore, their revenues are not as sensitive to weather fluctuations as Avista Utilities. However, AEL&P does have higher winter rates for its customers during the peak period of November through May of each year, which drives higher revenues during those periods. Government sales are similar to commercial sales in that they are primarily firm customers, but are government entities.
The following table presents AEL&P's average number of electric retail customers for the three months ended September 30:

	Electric Customers
	2015	2014
Residential	14,397	14,242
Commercial and government	2,213	2,160
Public street and highway lighting	208	212
Total retail customers	16,818	16,614

AVISTA CORPORATION

The following table presents AEL&P's utility resource costs for the three months ended September 30 (dollars in thousands):

	Resource Costs
	2015	2014
Snettisham power expenses	$2,699	$2,607
Cost of power adjustments, net	407	366
Fuel for generation	56	24
Total electric resource costs	$3,162	$2,997
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
Cost of power adjustments are primarily derived from certain revenues from interruptible or non-firm customers that are deferred and passed on for the benefit of firm customers in future periods. For instance, revenues from electric sales to cruise ships are passed back to firm customers at 100 percent. The amortization of these deferred balances flows through this account along with the original deferral.
Nine months ended September 30, 2015
As noted above, AEL&P was acquired on July 1, 2014; therefore, only the nine months ended September 30, 2015 are shown since there is not a full comparable period for 2014.
Net income for AEL&P was $4.0 million for the nine months ended September 30, 2015.
The following table presents AEL&P's operating revenues, resource costs and resulting gross margin for the nine months ended September 30, 2015 (dollars in thousands):

Electric
Operating revenues	$32,279
Resource costs	9,282
Gross margin	$22,997
The following table presents AEL&P's utility electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30, 2015 (dollars and MWhs in thousands):

	Electric Operating Revenues	Electric Energy MWh sales
Residential	$12,797	102
Commercial and government	18,943	193
Public street and highway lighting	144	1
Total retail	31,884	296
Other	395	—
Total	$32,279	296
AEL&P’s operating revenues were $32.3 million and resource costs were $9.3 million, which resulted in gross margin of $23.0 million, all related to electric sales. AEL&P has a relatively stable load profile as it does not have a large population of customers in its service territory with electric heating and cooling requirements; therefore, their revenues are not as sensitive to weather fluctuations as Avista Utilities. However, AEL&P does have higher winter rates for its customers during the peak period of November through May of each year, which drives higher revenues during those periods. Government sales are similar to commercial sales in that they are primarily firm customers, but are government entities.

AVISTA CORPORATION

The following table presents AEL&P's average number of electric retail customers for the nine months ended September 30, 2015:

Electric Customers
Residential	14,252
Commercial and government	2,180
Public street and highway lighting	210
Total retail customers	16,642

The following table presents AEL&P's utility resource costs for the nine months ended September 30, 2015 (dollars in thousands):

Resource Costs
Snettisham power expenses	$7,968
Cost of power adjustments, net	1,233
Fuel for generation	81
Total electric resource costs	$9,282
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
Cost of power adjustments are primarily derived from certain revenues from interruptible or non-firm customers that are deferred and passed on for the benefit of firm customers in future periods. For instance, revenues from electric sales to cruise ship are passed back to firm customers at 100 percent. The amortization of these deferred balances flows through this account along with the original deferral.
Results of Operations - Other Businesses
The following table shows our assets related to our other businesses as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Spokane Energy (1)	$—	$30,404
METALfx	12,685	12,065
Steam Plant and Courtyard Office Center	7,021	7,278
Alaska companies (AERC and AJT Mining)	7,837	7,507
Avista Capital - standalone (2)	13,776	13,221
Other	9,878	9,735
Total	$51,197	$80,210

(1)
The long-term fixed rate electric capacity contract, which expires in December 2016 was transferred from Spokane Energy to Avista Corp. during the second quarter of 2015. Spokane Energy was then dissolved during the third quarter of 2015.

(2)
The balance at September 30, 2015 includes $13.8 million in escrow amounts related to the sale of Ecova. The escrow accounts were settled during October 2015 and we received the full amount of our portion of the escrow accounts.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014
The net loss from these operations was $0.2 million for the three months ended September 30, 2015, compared to a net loss of $0.4 million for the three months ended September 30, 2014. The net loss for the third quarter of 2015 was primarily the result of $0.6 million (net of tax) of corporate costs, including costs associated with exploring strategic opportunities and net losses at AERC of $0.1 million. This was partially offset by net gains on investments of $0.2 million and net income at METALfx of $0.5 million for the third quarter of 2015, which compares to net income of $0.3 million for the third quarter of 2014.

AVISTA CORPORATION

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
The net loss from these operations was $1.1 million for the nine months ended September 30, 2015, compared to net income of $3.5 million for the nine months ended September 30, 2014. The net loss for the first three quarters of 2015 was primarily the result of $1.6 million (net of tax) of corporate costs, including costs associated with exploring strategic opportunities, net losses on investments of $0.2 million and a net loss of $0.3 million at AERC. This was partially offset by METALfx net income of $1.2 million for the first nine months of 2015, which compares to net income of $0.6 million for the first nine months of 2014.
Results for the nine months ended September 30, 2014 included a $9.8 million net gain at Avista Energy related to the settlement of the California power markets litigation. The net gain from the litigation settlement was partially offset by a pre-tax contribution of $6.4 million of the proceeds to the Avista Foundation, a charitable organization funded by Avista Corp.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the Form 10-K for the year-ended December 31, 2014 and have not changed materially from that discussion.
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
We monitor the potential liquidity impacts of changes to energy commodity prices and other increased operating costs for our utility operations. We believe that we have adequate liquidity to meet such potential needs through our committed lines of credit.
As of September 30, 2015, we had $226.2 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2019 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months.
Review of Cash Flow Statement
Overall
During the nine months ended September 30, 2015, positive cash flows from operating activities were $311.2 million. Cash requirements included utility capital expenditures of $272.8 million, dividends of $61.8 million, contributions to our pension plan of $12.0 million and the settlement of interest rate swaps for $9.3 million.
Operating Activities
Net cash provided by operating activities was $311.2 million for the nine months ended September 30, 2015 compared to $265.7 million for the nine months ended September 30, 2014. Net income was $84.8 million for the nine months ended September 30, 2015 compared to $160.0 million for the nine months ended September 30, 2014. The decrease in net income was primarily due to a net gain of approximately $68.0 million related to the sale of Ecova which was recognized during 2014. In addition to the fluctuation in net income, there was an increase in depreciation and amortization of $6.6 million, primarily due to additions to utility plant and the inclusion of AERC in our 2015 financial results. Additionally, there was an increase in pension and other postretirement benefit expense of $10.8 million.
Net cash provided by fluctuations in certain current assets and liabilities was $65.9 million for the first nine months of 2015, compared to net cash provided of $56.9 million for the first nine months of 2014. The net cash provided by certain current assets and liabilities during the first nine months of 2015 primarily reflects positive cash flows related to a decrease in income taxes receivable (which resulted from the receipt of a tax refund in 2015 from our election of federal tax tangible property regulations in 2014) and a decrease in accounts receivable. These positive cash flows were partially offset by net cash outflows related to a decrease in accounts payable and an increase in deposits with counterparties.
The net cash provided by certain current assets and liabilities during the first nine months of 2014 primarily reflects positive cash flows related to accounts receivable, income taxes payable and other current liabilities (primarily related to fluctuations in accrued taxes, accrued interest, and other miscellaneous accrued liabilities). These positive cash flows were partially offset by net cash outflows related to accounts payable and materials and supplies, fuel stock and stored natural gas.
The gross gain on the sale of Ecova of $161.1 million for the first nine months of 2014 was excluded from operating cash flows and included in investing activities. Net deferrals of power and natural gas costs increased operating cash flows by $10.0 million for the nine months ended September 30, 2015 compared to a decrease in operating cash flows of $18.0 million for the nine months ended September 30, 2014. The benefit for deferred income taxes was $12.4 million for the nine months ended September 30, 2015 compared to $111.3 million for the nine months ended September 30, 2014. Contributions to our defined benefit pension plan were $12.0 million for the first nine months of 2015 and $32.0 million for the first nine months of 2014.
Investing Activities
Net cash used in investing activities was $271.1 million for the nine months ended September 30, 2015, compared to $6.8 million for the nine months ended September 30, 2014. During the first nine months of 2015, we paid $272.8 million for utility capital expenditures, an increase compared to $229.8 million for the first nine months of 2014.
During the first nine months of 2014, we received cash proceeds (net of cash sold and escrow amounts) of $229.9 million related to the sale of Ecova. A portion of the proceeds from the Ecova sale was used to pay off the balance of Ecova's long-term borrowings and make payments to option holders and noncontrolling interests (included in financing activities). We also used a portion of these proceeds to pay our tax liability associated with the gain on sale once it became due. We received $15.0 million in cash (net of cash paid) during 2014 in connection with the acquisition of AERC.

AVISTA CORPORATION

Prior to the sale on June 30, 2014, a significant portion of Ecova's funds were held as securities available for sale and they had purchases of $12.3 million, and sales and maturities of $14.6 million. In addition, during 2014 the fluctuation in the balance of funds held for customers resulted in a decrease to cash of $18.9 million.
Financing Activities
Net cash used in financing activities was $53.0 million for the nine months ended September 30, 2015 compared to net cash used of $331.1 million for the nine months ended September 30, 2014. During the first nine months of 2015, short-term borrowings on Avista Corp.’s committed line of credit increased $25.0 million, compared to a decrease of $136.0 million in the first nine months of 2014. Cash dividends paid to Avista Corp. shareholders increased to $61.8 million (or $0.99 per share) for the first nine months of 2015 from $58.6 million (or $0.9525 per share) for the first nine months of 2014. During the nine months ended September 30, 2015, we issued $1.4 million of common stock under the dividend reinvestment and direct stock purchase plan, and employee plans and we repurchased $2.9 million of common stock. During the nine months ended September 30, 2014, we issued $3.4 million of common stock and repurchased $61.0 million of common stock.
In connection with the execution of a purchase agreement for $100.0 million of first mortgage bonds that we will issue in December 2015, we cash-settled five interest rate swap contracts (notional amount of $75.0 million) during the nine months ended September 30, 2015 and paid a total of $9.3 million.
Net borrowings on Ecova's committed line of credit decreased $46.0 million during 2014 with $6.0 million in payments throughout the year and $40.0 million related to the close of the sale. In connection with the closing of the Ecova sale, we made cash payments of $54.2 million to noncontrolling interests and $20.9 million to stock option holders and redeemable noncontrolling interests of Ecova. The fluctuation in the balance of customer fund obligations at Ecova increased cash by $16.2 million in 2014.
In September 2014, AEL&P issued $75.0 million of long-term debt. The majority of the $39.4 million of redemptions and maturities of long-term debt in 2014 related to AEL&P paying off its existing debt.
Collateral Requirements
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of September 30, 2015, we had cash deposited as collateral in the amount of $23.1 million and letters of credit of $26.2 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2015, we would potentially be required to post additional collateral of up to $9.8 million. This amount is different from the amount disclosed in “Note 5 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 5, this analysis takes into account contractual threshold limits that are not considered in Note 5. Without contractual threshold limits, we would potentially be required to post additional collateral of $27.8 million.
Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of September 30, 2015, we had interest rate swap agreements outstanding with a notional amount totaling $425.0 million and we had deposited cash in the amount of $36.3 million and letters of credit of $10.7 million as collateral for these interest rate swap derivative contracts. If our credit ratings were lowered to below “investment grade” based on our interest rate swap agreements outstanding at September 30, 2015, we would be required to post additional collateral of $7.4 million.

AVISTA CORPORATION

Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and capital leases	$93,105	2.9%	$6,424	0.2%
Current portion of nonrecourse long-term debt (Spokane Energy)	—	—%	1,431	0.1%
Short-term borrowings	130,000	4.1%	105,000	3.4%
Long-term debt to affiliated trusts	51,547	1.6%	51,547	1.6%
Long-term debt and capital leases	1,391,611	43.9%	1,492,062	47.5%
Total debt	1,666,263	52.5%	1,656,464	52.8%
Total Avista Corporation shareholders’ equity	1,508,553	47.5%	1,483,671	47.2%
Total	$3,174,816	100.0%	$3,140,135	100.0%
Our shareholders’ equity increased $24.9 million during the first nine months of 2015 primarily due to net income partially offset by the repurchase of common stock and dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
See "Item 2: Management's Discussion and Analysis, Executive Level Summary" for a detailed discussion of our 2015 capital expenditures through September 30, 2015, our expected capital expenditures for the remainder of 2015, 2016 and 2017, as well as our 2015 financing transactions through September 30, 2015 and our expected financing requirements for the remainder of 2015 and 2016.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s committed line of credit were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2015	2014
Borrowings outstanding at end of period	$130,000	$35,000
Letters of credit outstanding at end of period	$43,812	$45,614
Maximum borrowings outstanding during the period	$137,500	$171,000
Average borrowings outstanding during the period	$84,013	$55,778
Average interest rate on borrowings during the period	0.96%	1.03%
Average interest rate on borrowings at end of period	0.95%	0.92%
There were no borrowings outstanding under AEL&P's committed line of credit as of September 30, 2015 and September 30, 2014.
Any default on the line of credit or other financing arrangements of Avista Corp. or any of our “significant subsidiaries,” if any, could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of September 30, 2015, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

AVISTA CORPORATION

Capital Expenditures
The following table summarizes our expected future capital expenditures by year (in thousands):

	Avista Utilities	AEL&P
Expected total annual accrual-basis capital expenditures (by year)
2015	375,000	14,000
2016	375,000	17,000
2017	400,000	13,000
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
Off-Balance Sheet Arrangements
As of September 30, 2015, we had $43.8 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $32.6 million as of December 31, 2014.
Pension Plan
Avista Utilities
In the nine months ended September 30, 2015 we contributed $12.0 million to the pension plan and we do not expect to make additional contributions during 2015. We expect to contribute a total of $60.0 million to the pension plan in the period 2015 through 2019, with an annual contribution of $12.0 million over that period.
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
During 2014, the Finance Committee approved changing the target investment allocation by allocating more of the investment target toward debt securities versus equity securities and absolute return. This investment strategy lowered the overall expected return on plan assets as well as the expected volatility related to investment returns, pension cost and funded status.
Credit Ratings
Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Collateral Requirements” and “Note 5 of the Notes to Condensed Consolidated Financial Statements.”
The following table summarizes our credit ratings as of November 3, 2015:

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
On August 21, 2015, Avista Corp.’s Board of Directors declared a quarterly dividend of $0.33 per share on the Company’s common stock, which was equal to the previous quarter's dividend.
Contractual Obligations
Our future contractual obligations have not materially changed during the nine months ended September 30, 2015 except that on March 30, 2015, Avista Corp. provided a cancellation notice, effective May 31, 2015, to one of its information technology service providers. Even though this contractual obligation was terminated, new contractual obligations have been entered into resulting in a similar overall expense level. See the 2014 Form 10-K for other contractual obligations.
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
We track multiple economic indicators affecting three distinct metropolitan statistical areas in our Avista Utilities service area: Spokane, Washington, Coeur d'Alene, Idaho, and Medford, Oregon. Several key indicators are employment growth, unemployment rates and foreclosure rates. On a year-over-year basis, September 30, 2015 showed positive job growth, and lower unemployment rates in all three metropolitan areas. However, the unemployment rates in Spokane and Medford are still above the national average. With the exception of Medford, foreclosure rates are below the U.S rate, and key leading indicators, initial unemployment claims and residential building permits, continue to signal growth over the next 12 months. Therefore, for the full year 2015, we expect economic growth in our Avista Utilities service area to be slightly stronger than the U.S. as a whole.
Non-seasonally adjusted nonfarm employment in our eastern Washington, northern Idaho and southwestern Oregon metropolitan service areas exhibited strong growth between September 30, 2014 and September 30, 2015. In Spokane, Washington, employment growth was 2.7 percent with gains in all major employment sectors, except mining, logging and construction. Employment increased by 3.3 percent in Coeur d'Alene, Idaho, reflecting gains or stability in all major employment sectors, except information and leisure and hospitality. In Medford, Oregon, employment growth was 4.9 percent, with gains or stability in all major employment sectors, except construction. U.S. nonfarm employment grew by 2.0 percent in the same 12-month period.
Seasonally adjusted unemployment rates went down as of September 30, 2015 from the year earlier in Spokane, Coeur d'Alene, and Medford. In Spokane the rate was 7.5 percent as of September 30, 2014 and declined to 6.4 percent as of September 30, 2015; in Coeur d'Alene the rate went from 5.5 percent to 5.0 percent; and in Medford the rate declined from 8.6 percent to 7.4 percent. The U.S. rate declined from 5.9 percent to 5.1 percent in the same 12-month period.
The housing market in our Avista Utilities service area continues to experience foreclosure rates lower than or in line with the national average. The September 2015 national rate was 0.08 percent, compared to 0.05 percent in Spokane County, Washington; 0.03 percent in Kootenai County (Coeur d'Alene), Idaho; and 0.09 percent in Jackson County (Medford), Oregon.

AVISTA CORPORATION

Our AEL&P service area is centered in Juneau, Alaska. Although Juneau is Alaska’s state capital, it is not a metropolitan statistical area. This means breadth and frequency of economic data is more limited. Therefore, the dates of Juneau's economic data may significantly lag the period of this filing.
The Quarterly Census of Employment and Wages for Juneau shows employment increased 1.3 percent between the first quarter 2014 and the first quarter 2015. Only financial activities; education and health services; government; and other services experienced employment declines. Between September 30, 2014 and September 30, 2015 the non-seasonally adjusted unemployment rate declined from 4.4 percent to 4.0 percent.
The Juneau foreclosure rate as of September 30, 2015 was not available.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed except for the following during the nine months ended September 30, 2015. See the 2014 Form 10-K for all other environmental issues and contingencies.
Coal Ash Management/Disposal
On April 17, 2015, the EPA published a final rule regarding coal combustion residuals (CCRs), also termed coal combustion byproducts or coal ash in the Federal Register and this rule became effective on October 15, 2015. Colstrip, of which we are a 15 percent owner of units 3 and 4, produces this byproduct. The rule establishes technical requirements for CCR landfills and surface impoundments under Subtitle D of the Resource Conservation and Recovery Act, the nation's primary law for regulating solid waste. We, in conjunction with the other Owners’, are developing a multi-year compliance plan to strategically address the new CCR requirements and existing State obligations while maintaining operational stability. During the second quarter of 2015, the operator of Colstrip provided an initial cost estimate of the expected retirement costs associated with complying with the new CCR rule. Based on the initial assessment, Avista Corp. recorded an increase to its asset retirement obligations of $11.7 million with a corresponding increase in the cost basis of the utility plant.
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
Clean Air Act (CAA)
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
Federal Regulatory Actions
The EPA released the final rules for the Clean Power Plan (Final CPP) and the Carbon Pollution Standards (Final CPS) on August 3, 2015. The Final CPP and the Final CPS are both intended to reduce the carbon dioxide (CO2) emissions from certain coal-fired and natural gas electric generating units (EGUs). These rules were published in the Federal Register on October 23, 2015 and were immediately challenged via lawsuits by other parties.
The Final CPP was promulgated pursuant to Section 111(d) of the CAA and applies to CO2 emissions from existing EGUs. The Final CPP is intended to reduce national CO2 emissions by approximately 32 percent below 2005 levels by 2030. The Final CPS rule was issued pursuant to Section 111(b) of the CAA and applies to the emissions of new, modified and reconstructed EGUs. The two rules are the first rules ever adopted by the U.S. federal government to comprehensively control and reduce CO2 emissions from the power sector. The EPA also issued a proposed Federal Implementation Plan (Proposed FIP) for the Final CPP. The Final FIP that the EPA adopts could be imposed on states by the EPA, should a state decide not to develop its own plan.
The Final CPP establishes individual state emission reduction goals based upon the assumed potential for (1) heat rate improvements at coal-fired units, (2) increased utilization of natural gas-fired combined cycle plants, and (3) increased utilization of low or zero carbon emitting generation resources. States have until June 2016 to submit state compliance plans, with a potential for two-year extensions. Avista Corp. owns two EGUs that are subject to the Final CPP: its portion (15 percent of Units 3 & 4) of Colstrip in Montana and Coyote Springs 2 in Oregon. States may adopt rate-based or mass-based plans, and may choose to focus compliance on specific EGUs or adopt broader measures to reduce carbon emissions from this sector. The states in which Avista Corp. generates or delivers electricity, Washington, Idaho, Montana and Oregon, are all evaluating options for developing state plans, which will define compliance approaches and obligations. Alaska was exempted in the Final CPP. The EPA may consider rulemaking for Alaska and Hawaii, both states which lack regional grid connections, in the future.
In a separate but related rulemaking, the EPA finalized CO2 new source performance standards (NSPS) for new, modified and reconstructed fossil fuel-fired EGUs under CAA section 111(b). These EGUs fall into the same two categories of sources regulated by the Final CPP: steam generating units (also known as “utility boilers and IGCC units”), which primarily burn coal, and stationary combustion turbines, which primarily burn natural gas.
GHG emission standards could result in significant compliance costs. Such standards could also preclude us from developing, operating or contracting with certain types of generating plants. Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect us and others in the industry as transmission system modifications to improve resiliency may be needed in order to meet those requirements. The promulgated and proposed GHG rulemakings mentioned above have been legally challenged in multiple venues, so we cannot fully predict the outcome or estimate the extent to which our facilities may be impacted by these regulations at this time. We intend to seek recovery of any costs related to compliance with these requirements through the ratemaking process.
Climate Change - State Legislation and State Regulatory Activities
Washington State Governor Jay Inslee has instructed the Department of Ecology (Ecology) to undertake rulemaking, using existing authorities, to reduce carbon emissions across the State in pursuit of the State’s carbon goals, which were enacted in 2008 by the Legislature. The governor’s emissions cap rule is expected to apply to sources of annual greenhouse emissions in excess of 100,000 tons, including stationary sources and transportation fuel suppliers, as well as to natural gas distribution companies. Ecology has identified 30 entities responsible for 60 percent of the state’s emission sources that would be regulated under the proposed rule. Other than the combustion associated with the natural gas Avista Corp. distributes, the rule does not appear to capture any other Avista Corp. facilities or activities. The Governor ordered Ecology to prepare draft rules by December 2015 and final rules by June 2016.

AVISTA CORPORATION

An Initiative to the Legislature (I-732), which would impose a carbon tax on fossil-fueled generation and natural gas distribution, as well as on transportation fuels, seems likely to gain sufficient signatures to be considered by the Legislature. Sponsors of the initiative have until December 31, 2015, to submit petitions to the Office of the Secretary of State for signature validation and for consideration during the 2016 Legislative Session. In addition, a coalition of environmental and labor groups in Washington announced its intent to file an initiative at the start of 2016 that would impose fees on carbon emissions from fossil fuels and spend proceeds on clean-energy investments and other government programs. If filed and if it gains sufficient signatures, this initiative would go on the general ballot in 2016. While we cannot predict the eventual outcome of actions arising out of proposed legislation at this time or estimate the effect thereof, we will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to our generation assets.
In Oregon, two initiatives have been filed, both aimed at companies that provide electric utility services in that state. While Avista Corp. is not an electric utility in Oregon, its shared ownership of Colstrip with Portland General Electric and Pacificorp makes these initiatives of interest. Initiative 63 requires large electric companies to eliminate all coal-fired resources from its electricity supply by 2030. The initiative additionally requires, among other things, electric companies to supply new energy production from renewable sources in graduated steps. Initiative 64 is almost identical to Initiative 63 in terms of requiring the elimination of coal-fired resources by 2030. In addition, this initiative targets executive pay; in any year the electric company fails to meet the standards relating to the amount of qualifying electricity sold to consumers, the Chief Executive Officer and Chief Financial Officer will have their compensation restricted. Each of these two positions, or the equivalent to such positions, may not receive any compensation from the electric company, or an entity affiliated with that electric company, in an amount exceeding five times the annual Oregon median household income from the preceding year. While we cannot predict the eventual outcome of actions arising out of the filed initiatives at this time or estimate the effect thereof, we will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to our generation assets.
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
Commodity Price Risk
Our qualitative commodity price risk disclosures have not materially changed during the nine months ended September 30, 2015. Refer to the 2014 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2015 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2015	$(2,282)	$(6,869)	$(3,239)	$(13,598)	$4	$9,848	$322	$6,749
2016	(6,177)	(11,585)	(4,930)	(31,517)	(11)	23,502	195	17,401
2017	(5,842)	—	(853)	(7,290)	(27)	3,352	(1,042)	473
2018	(5,624)	—	—	(2,739)	(43)	—	(1,196)	(125)
2019	(3,263)	—	—	(1,594)	(36)	—	(1,087)	—
Thereafter	—	—	—	—	—	—	(1,737)	—

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

The electric and natural gas derivative contracts above will be included in either net power supply costs or net natural gas supply costs during the period they are delivered and will be included in the various recovery mechanisms (ERM, PCA, and PGAs), or in the general rate case process, and are expected to eventually be reflected in retail rates from customers.
Credit Risk
Our credit risk has not materially changed during the nine months ended September 30, 2015. See the 2014 Form 10-K.
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
The following table summarizes our interest rate swap agreements that we have entered into as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Number of agreements	21	22
Notional amount	$425,000	$420,000
Mandatory cash settlement dates	2016 to 2019	2015 to 2018
Short-term derivative assets (1)	$—	$460
Short-term derivative liability (1) (2)	(7,344)	(7,325)
Long-term derivative liability (1) (2)	(44,359)	(40,857)

(1)	There are offsetting regulatory assets and liabilities for these items on the Condensed Consolidated Balance Sheets in accordance with regulatory accounting practices.

(2)
The balances as of September 30, 2015 and December 31, 2014 reflect the offsetting of $36.3 million and $28.9 million, respectively of cash collateral against the net derivative positions where a legal right of offset exists.

Foreign Currency Risk
Our qualitative foreign currency risk disclosures have not materially changed during the nine months ended September 30, 2015. See the 2014 Form 10-K.

AVISTA CORPORATION

The following table summarizes the foreign currency hedges that we have outstanding as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Number of contracts	23	18
Notional amount (in United States currency)	$10,140	$5,474
Notional amount (in Canadian currency)	13,438	6,198
Other current derivative liability	(65)	(20)
Further information for derivatives and fair values is disclosed at “Note 5 of the Notes to Condensed Consolidated Financial Statements” and “Note 11 of the Notes to Condensed Consolidated Financial Statements.”
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2015.
There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
101
The following financial information from the Quarterly Report on Form 10−Q for the period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests; and (vi) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	November 3, 2015	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)