Form 10-K
period 2015-12-31
AVISTA CORP
filed 2016-02-24
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2015 OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $1,909,309,138 based on the last reported sale price thereof on the consolidated tape on June 30, 2015.
As of January 31, 2016, 62,494,881 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.
__________________________________________________________________________________________
Documents Incorporated By Reference

Document	Part of Form 10-K into Which Document is Incorporated
Proxy Statement to be filed in connection with the annual meeting of shareholders to be held on May 12, 2016.
Prior to such filing, the Proxy Statement filed in connection with the annual meeting of shareholders held on May 7, 2015.
Part III, Items 10, 11, 12, 13 and 14

AVISTA CORPORATION

i

AVISTA CORPORATION

 * = not an applicable item in the 2015 calendar year for Avista Corp.

AVISTA CORPORATION

ACRONYMS AND TERMS
(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
aMW	-	Average Megawatt - a measure of the average rate at which a particular generating source produces energy over a period of time
AEL&P	-	Alaska Electric Light and Power Company, the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska
AERC	-	Alaska Energy and Resources Company, the Company's wholly-owned subsidiary based in Juneau, Alaska
AFUDC	-	Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
AM&D	-	Advanced Manufacturing and Development, does business as METALfx
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Avista Capital	-	Parent company to the Company’s non-utility businesses
Avista Corp.	-	Avista Corporation, the Company
Avista Energy	-	Avista Energy, Inc., an inactive electricity and natural gas marketing, trading and resource management business, subsidiary of Avista Capital
Avista Utilities	-	Operating division of Avista Corp. (not a subsidiary) comprising the regulated utility operations in the Pacific Northwest
BPA	-	Bonneville Power Administration
Capacity	-	The rate at which a particular generating source is capable of producing energy, measured in KW or MW
Cabinet Gorge	-	The Cabinet Gorge Hydroelectric Generating Project, located on the Clark Fork River in Idaho
Colstrip	-	The coal-fired Colstrip Generating Plant in southeastern Montana
Coyote Springs 2	-	The natural gas-fired combined-cycle Coyote Springs 2 Generating Plant located near Boardman, Oregon
CT	-	Combustion turbine
Deadband or ERM deadband	-	The first $4.0 million in annual power supply costs above or below the amount included in base retail rates in Washington under the ERM in the state of Washington
Dekatherm	-	Unit of measurement for natural gas; a dekatherm is equal to approximately one thousand cubic feet (volume) or 1,000,000 BTUs (energy)
Ecology	-	The state of Washington’s Department of Ecology
Ecova	-
Ecova, Inc., a provider of facility information and cost management services for multi-site customers and energy efficiency program management for commercial enterprises and utilities throughout North America, subsidiary of Avista Capital. Ecova was sold on June 30, 2014.

EIM	-	Energy Imbalance Market
Energy	-	The amount of electricity produced or consumed over a period of time, measured in KWh or MWh. Also, refers to natural gas consumed and is measured in dekatherms.
EPA	-	Environmental Protection Agency
ERM	-	The Energy Recovery Mechanism, a mechanism for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Washington
FASB	-	Financial Accounting Standards Board
FERC	-	Federal Energy Regulatory Commission
GAAP	-	Generally Accepted Accounting Principles
GHG	-	Greenhouse gas
GS	-	Generating station
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan

AVISTA CORPORATION

Jackson Prairie	-	Jackson Prairie Natural Gas Storage Project, an underground natural gas storage field located near Chehalis, Washington
Juneau	-	The City and Borough of Juneau, Alaska
kV	-	Kilovolt (1000 volts): a measure of capacity on transmission lines
KW, KWh	-	Kilowatt (1000 watts): a measure of generating output or capability. Kilowatt-hour (1000 watt hours): a measure of energy produced
Lancaster Plant	-	A natural gas-fired combined cycle combustion turbine plant located in Idaho
MPSC	-	Public Service Commission of the State of Montana
MW, MWh	-	Megawatt: 1000 KW. Megawatt-hour: 1000 KWh
NERC	-	North American Electricity Reliability Corporation
Noxon Rapids	-	The Noxon Rapids Hydroelectric Generating Project, located on the Clark Fork River in Montana
OPUC	-	The Public Utility Commission of Oregon
PCA	-	The Power Cost Adjustment mechanism, a procedure for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Idaho
PGA	-	Purchased Gas Adjustment
PLP	-	Potentially liable party
PUD	-	Public Utility District
PURPA	-	The Public Utility Regulatory Policies Act of 1978, as amended
RCA	-	The Regulatory Commission of Alaska
REC	-	Renewable energy credit
RTO	-	Regional Transmission Organization
Salix	-	Salix, Inc., a subsidiary of Avista Capital, launched in 2014 to explore markets that could be served with liquefied natural gas (LNG), primarily in western North America.
Spokane Energy	-	Spokane Energy, LLC (dissolved in the third quarter of 2015), a special purpose limited liability company and all of its membership capital was owned by Avista Corp.
Therm	-	Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)
UTC	-	Washington Utilities and Transportation Commission
Watt	-	Unit of measurement for electricity; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt

AVISTA CORPORATION

Forward-Looking Statements
From time to time, we make forward-looking statements such as statements regarding projected or future:

•	financial performance;

•	cash flows;

•	capital expenditures;

•	dividends;

•	capital structure;

•	other financial items;

•	strategic goals and objectives;

•	business environment; and

•	plans for operations.
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
Financial Risk

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

•
changes in interest rates that affect borrowing costs, our ability to effectively hedge interest rates for anticipated debt issuances, variable interest rate borrowing and the extent we recover interest costs through utility operations;

•
changes in actuarial assumptions, interest rates and the actual return on plan assets for our pension and other postretirement benefit plans, which can affect future funding obligations, pension and other postretirement benefit expense and the related liabilities;

•	external pressure to meet financial goals that can lead to short-term or expedient decisions that reduce the likelihood of long-term objectives being met;

•	deterioration in the creditworthiness of our customers;

•	the outcome of pending legal proceedings arising out of the “western energy crisis” of 2000 and 2001, specifically related to the Pacific Northwest refund proceedings;

•	the outcome of legal proceedings and other contingencies;

•	economic conditions in our service areas, including the economy's effects on customer demand for utility services;

•	declining energy demand related to customer energy efficiency and/or conservation measures;

•
changes in the long-term global and our utilities' service area climates, which can affect, among other things, customer demand patterns and the volume and timing of streamflows to our hydroelectric resources;

•	changes in industrial, commercial and residential growth and demographic patterns in our service territory or changes in demand by significant customers;

AVISTA CORPORATION

Utility Regulatory Risk

•
state and federal regulatory decisions that affect our ability to recover costs and earn a reasonable return including, but not limited to, disallowance or delay in the recovery of capital investments, operating costs and commodity costs and discretion over allowed return on investment;

•	possibility that our integrated resource plans for electric and natural gas will not be acknowledged by the state commissions;
Energy Commodity Risk

•
volatility and illiquidity in wholesale energy markets, including the availability of willing buyers and sellers, changes in wholesale energy prices that can affect operating income, cash requirements to purchase electricity and natural gas, value received for wholesale sales, collateral required of us by counterparties in wholesale energy transactions and credit risk to us from such transactions, and the market value of derivative assets and liabilities;

•	default or nonperformance on the part of any parties from whom we purchase and/or sell capacity or energy;

•	potential obsolescence of our power supply resources;
Operational Risk

•
severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, snow and ice storms, that can disrupt energy generation, transmission and distribution, as well as the availability and costs of materials, equipment, supplies and support services;

•
explosions, fires, accidents, mechanical breakdowns or other incidents that may impair assets and may disrupt operations of any of our generation facilities, transmission and distribution systems or other operations and may require us to purchase replacement power;

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

•
third party construction of buildings, billboard signs or towers within our rights of way, or placement of fuel receptacles within close proximity to our transformers or other equipment, including overbuild atop natural gas distribution lines;

•	the loss of key suppliers for materials or services or disruptions to the supply chain;

•	increasing health care costs and the resulting effect on employee injury costs and health insurance provided to our employees and retirees;

•
adverse impacts to our Alaska operations that could result from an extended outage of its hydroelectric generating resources or its inability to deliver energy, due to its lack of interconnectivity to any other electrical grids and the extensive cost of replacement power (diesel);

Compliance Risk

•
compliance with extensive federal, state and local legislation and regulation, including numerous environmental, health, safety, infrastructure protection, reliability and other laws and regulations that affect our operations and costs;

•	the ability to comply with the terms of the licenses and permits for our hydroelectric or thermal generating facilities at cost-effective levels;

AVISTA CORPORATION

Technology Risk

•
cyber attacks on us or our vendors or other potential lapses that result in unauthorized disclosure of private information, which could result in liabilities against us, costs to investigate, remediate and defend, and damage to our reputation;

•	disruption to or breakdowns of information systems, automated controls and other technologies that we rely on for our operations, communications and customer service;

•	changes in the costs to operate and maintain current production technology or to implement new information technology systems that impede our ability to complete such projects timely and effectively;

•	changes in technologies, possibly making some of the current technology we utilize obsolete or the introduction of new technology that may create new cyber security related risk;

•	insufficient technology skills, which could lead to the inability to develop, modify or maintain our information systems;
Strategic Risk

•
growth or decline of our customer base and the extent to which new uses for our services may materialize or existing uses may decline, including, but not limited to, the effect of the trend toward distributed generation at customer sites;

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

External Mandates Risk

•	changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs and our compliance with these matters;

•
the potential effects of legislation or administrative rulemaking at the federal, state or local levels, including possible effects on our generating resources of restrictions on greenhouse gas emissions to mitigate concerns over global climate changes;

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

•	failure by us to identify changes in legislation, taxation and regulatory issues which are detrimental or beneficial to our overall business; and

•	the risk of municipalization in any of our service territories.
Our expectations, beliefs and projections are expressed in good faith. We believe they are reasonably based on, without limitation, an examination of historical operating trends, our records and other information available from third parties. However, there can be no assurance that our expectations, beliefs or projections will be achieved or accomplished. Furthermore, any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which such statement is made or to reflect the occurrence of unanticipated events. New risks, uncertainties and other factors emerge from time to time, and it is not possible for us to predict all such factors, nor can we assess the effect of each such factor on our business or the extent that any such factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement.

AVISTA CORPORATION

Available Information
Our Web site address is www.avistacorp.com. We make annual, quarterly and current reports available on our Web site as soon as practicable after electronically filing these reports with the U.S. Securities and Exchange Commission (SEC). Information contained on our Web site is not part of this report.
PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
Avista Corporation, incorporated in the territory of Washington in 1889, is primarily an electric and natural gas utility with certain other business ventures. As of December 31, 2015, we employed 1,711 people in our Pacific Northwest utility operations (Avista Utilities) and 227 people in our subsidiary businesses (including our Juneau, Alaska utility operations). Our corporate headquarters are in Spokane, Washington, the second-largest city in Washington. Spokane serves as the business, transportation, medical, industrial and cultural hub of the Inland Northwest region (eastern Washington and northern Idaho). Regional services include government and higher education, medical services, retail trade and finance. Through our subsidiary AEL&P, we also provide electric utility services in the City and Borough of Juneau (Juneau), Alaska.
As of December 31, 2015, we have two reportable business segments as follows:

•
Avista Utilities – an operating division of Avista Corp. (not a subsidiary) that comprises our regulated utility operations in the Pacific Northwest. Avista Utilities generates, transmits and distributes electricity and distributes natural gas, serving electric and natural gas customers in eastern Washington and northern Idaho and natural gas customers in parts of Oregon. We also supply electricity to a small number of customers in Montana, most of whom are our employees who operate our Noxon Rapids generating facility. Avista Utilities also engages in wholesale purchases and sales of electricity and natural gas as an integral part of energy resource management and our load-serving obligation.

•
AEL&P - a utility providing electric services in Juneau, Alaska and the primary operating subsidiary of AERC. We acquired AERC on July 1, 2014, and as of that date, AERC became a wholly-owned subsidiary of Avista Corp. See "Note 4 of the Notes to Consolidated Financial Statements" for further discussion regarding this acquisition.

We have other businesses, including sheet metal fabrication, venture fund investments, real estate investments, a company that explores markets that could be served with LNG, as well as certain other investments of Avista Capital, which is a direct, wholly owned subsidiary of Avista Corp. These activities do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp., including AM&D, doing business as METALfx.
Total Avista Corp. shareholders’ equity was $1,528.6 million as of December 31, 2015, of which $57.4 million represented our investment in Avista Capital and $95.4 million represented our investment in AERC.
See “Item 6. Selected Financial Data” and “Note 21 of the Notes to Consolidated Financial Statements” for information with respect to the operating performance of each business segment (and other subsidiaries).
AVISTA UTILITIES
General
At the end of 2015, we supplied retail electric service to 375,000 customers and retail natural gas service to 335,000 customers across Avista Utilities' service territory. Avista Utilities' service territory covers 30,000 square miles with a population of 1.6 million. See “Item 2. Properties” for further information on our utility assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions and Utility Load Growth” for information on economic conditions in our service territory.
Electric Operations
General Avista Utilities generates, transmits and distributes electricity, serving electric customers in eastern Washington, northern Idaho and a small number of customers in Montana.
Avista Utilities generates electricity from facilities that we own and purchases capacity, energy and fuel for generation under long-term and short-term contracts to meet customer load obligations. We also sell electric capacity and energy, as well as surplus fuel in the wholesale market in connection with our resource optimization activities as described below.

AVISTA CORPORATION

As part of Avista Utilities' resource procurement and management operations in the electric business, we engage in an ongoing process of resource optimization, which involves the economic selection from available energy resources to serve our load obligations and then capture additional economic value through market transactions. We engage in transactions in the wholesale markets by selling and purchasing electric capacity and energy, fuel for electric generation, and derivative instruments related to capacity, energy, transport and fuel. Such transactions are part of the process of matching available resources with load obligations and hedging the related financial risks. These transactions range from terms of intra-hour up to multiple years. We make continuing projections of:

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

On the basis of these projections, we make purchases and sales of electric capacity and energy, fuel for electric generation, and related derivative instruments to match expected resources to expected electric load requirements and reduce our exposure to electricity (or fuel) market price changes. Resource optimization involves scheduling and dispatching available resources as well as the following:

•	purchasing fuel for generation,

•	when economical, selling fuel and substituting wholesale electric purchases, and

•	other wholesale transactions to capture the value of generating resources, transmission contract rights and fuel delivery (transport) capacity contracts.
This optimization process includes entering into hedging transactions to manage risks. Transactions include both physical energy contracts and related derivative instruments.
Avista Utilities' generation assets are interconnected through the regional transmission system and are operated on a coordinated basis to enhance load-serving capability and reliability. Avista acquires both long term and short term transmission capacity to facilitate all of our energy and capacity transactions. We provide transmission and ancillary services in eastern Washington, northern Idaho and western Montana.
Electric Requirements
Avista Utilities' peak electric native load requirement for 2015 occurred on August 12, 2015, at which time our peak electric native load was 1,638 MW. In 2014 and 2013, our peak electric native load requirements were 1,715 and 1,669 MW, respectively, both of which occurred during the winter.
Electric Resources
Avista Utilities has a diverse electric resource mix of Company-owned and contracted hydroelectric projects, thermal generating facilities, wind generation facilities, and power purchases and exchanges.
At the end of 2015, our Company-owned facilities had a total net capability of 1,841 MW, of which 55 percent was hydroelectric and 45 percent was thermal. See “Item 2. Properties” for detailed information on generating facilities.
Hydroelectric Resources Avista Utilities owns and operates six hydroelectric projects on the Spokane River and two hydroelectric projects on the Clark Fork River. Hydroelectric generation is typically our lowest cost source per MWh of electricity and the availability of hydroelectric generation has a significant effect on total power supply costs. Under normal streamflow and operating conditions, we estimate that we would be able to meet approximately one-half of our total average electric requirements (both retail and long-term wholesale) with the combination of our hydroelectric generation and long-term hydroelectric purchase contracts with certain PUDs in the state of Washington. Our estimate of normal annual hydroelectric generation for 2016 (including resources purchased under long-term hydroelectric contracts with certain PUDs) is 533 aMW (or 4.6 million MWhs).

AVISTA CORPORATION

The following graph shows Avista Utilities' hydroelectric generation (in thousands of MWhs) during the year ended December 31:

(1)
Normal hydroelectric generation is determined by applying an upstream regulation calculation to median natural water flow information. Natural water flow is the flow of the rivers without the influence of dams, whereas regulated water flow takes into account any water flow changes from upstream dams due to releasing or holding back water. The calculation of normal varies annually due to the timing of upstream dam regulation throughout the year.

Thermal Resources Avista Utilities owns the following thermal resources:

•	the combined cycle CT natural gas-fired Coyote Springs 2 located near Boardman, Oregon,

•	a 15 percent interest in a twin-unit, coal-fired boiler generating facility, Colstrip 3 & 4, located in southeastern Montana,

•	a wood waste-fired boiler generating facility known as the Kettle Falls Generating Station (Kettle Falls GS) in northeastern Washington,

•	a two-unit natural gas-fired CT generating facility, located in northeastern Spokane (Northeast CT),

•	a two-unit natural gas-fired CT generating facility in northern Idaho (Rathdrum CT), and

•	two small natural gas-fired generating facilities (Boulder Park and Kettle Falls CT).
Coyote Springs 2, which is operated by Portland General Electric Company, is supplied with natural gas under both term contracts and spot market purchases, including transportation agreements with bilateral renewal rights.
Colstrip, which is operated by Talen Energy LLC, is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements in effect through 2019.
The primary fuel for the Kettle Falls GS is wood waste generated as a by-product and delivered by trucks from forest industry operations within 100 miles of the plant. A combination of long-term contracts and spot purchases has provided, and is expected to meet, fuel requirements for the Kettle Falls GS.

AVISTA CORPORATION

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
Lancaster Plant We have the exclusive rights to capacity of the Lancaster Plant, a 270 MW natural gas-fired combined cycle combustion turbine plant located in northern Idaho, owned by an unrelated third-party. All of the output from the Lancaster Plant is contracted to us through 2026 under a power purchase agreement (PPA). Under the terms of the PPA, we make the dispatch decisions, provide all natural gas fuel and receive all of the electric energy output from the Lancaster Plant; therefore, we consider this plant in our baseload resources. See "Note 3 of the Notes to Consolidated Financial Statements" for further discussion of this PPA.

The following graph shows Avista Utilities' thermal generation (in thousands of MWhs) during the year ended December 31:
Wind Resources Palouse Wind is a wind generation project developed by Palouse Wind, LLC, and located in Whitman County, Washington. We have a 30-year PPA (expires in 2042) to acquire all of the power and renewable attributes produced by the project at a fixed price per MWh with a fixed escalation of the price over the term of the agreement. The project has a nameplate capacity of approximately 105 MW. Generation from Palouse Wind was 293,563 MWhs in 2015, 335,291 MWhs in 2014 and 297,027 MWhs in 2013. We have an annual option to purchase the wind project following the 10th anniversary of its December 2012 commercial operation date. The purchase price per the PPA is a fixed price per KW of in-service capacity with a fixed decline in the price per KW over the remaining 20 year term of the agreement.
Other Purchases, Exchanges and Sales In addition to the resources described above, we purchase and sell power under various long-term contracts and we also enter into short-term purchases and sales. Further, pursuant to the PURPA, as amended, we are required to purchase generation from qualifying facilities. This includes, among other resources, hydroelectric projects, cogeneration projects and wind generation projects at rates approved by the UTC and the IPUC.
See “Avista Utilities Operating Statistics – Electric Operations – Electric Energy Resources” for annual quantities of purchased power, wholesale power sales and power from exchanges in 2015, 2014 and 2013. See “Electric Operations” for additional information with respect to the use of wholesale purchases and sales as part of our resource optimization process and also see "Future Resource Needs" for the magnitude of these power purchase and sales contracts in future periods.

AVISTA CORPORATION

Hydroelectric Licenses
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
Cabinet Gorge and Noxon Rapids are under one 45-year FERC license issued in March 2001. See “Cabinet Gorge Total Dissolved Gas Abatement Plan” in “Note 19 of the Notes to Consolidated Financial Statements” for discussion of dissolved atmospheric gas levels that exceed state of Idaho and federal numeric water quality standards downstream of Cabinet Gorge during periods when we must divert excess river flows over the spillway as well as of our mitigation plans and efforts.
Five of our six hydroelectric projects on the Spokane River (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one 50-year FERC license issued in June 2009 and are referred to collectively as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC.
Future Resource Needs
Avista Utilities has operational strategies to provide sufficient resources to meet our energy requirements under a range of operating conditions. These operational strategies consider the amount of energy needed, which varies widely because of the factors that influence demand over intra-hour, hourly, daily, monthly and annual durations. Our average hourly load was 1,047 aMW in 2015, 1,062 aMW in 2014 and 1,086 aMW in 2013.
The following is a forecast of our average annual energy requirements and resources for 2016 through 2019:

(1)
The contracts for power sales decrease due to certain contracts expiring in each of these years. We are evaluating the future plan for the additional resources made available due to the expiration of these contracts.

(2)	The forecast assumes near normal hydroelectric generation.

(3)
Includes the Lancaster Plant PPA. Excludes Boulder Park GS, Kettle Falls CT, Northeast CT and Rathdrum CT, as these are considered peaking facilities and are generally not used to meet our base load requirements.

(4)	The combined maximum capacity of Boulder Park GS, Kettle Falls CT, Northeast CT and Rathdrum CT is 278 MW, with estimated available energy production as indicated for each year.

AVISTA CORPORATION

In August 2015, we filed our 2015 Electric IRP with the UTC and the IPUC. The UTC and IPUC review the IRPs and give the public the opportunity to comment. The UTC and IPUC do not approve or disapprove of the content in the IRPs; rather they only acknowledge that the IRPs were prepared in accordance with applicable standards if that is the case. The IRP details projected growth in demand for energy and the new resources needed to serve customers over the next 20 years. We regard the IRP as a tool for resource evaluation, rather than an acquisition plan for a particular project.
Highlights of the 2015 IRP include:

•	We have adequate resources between our owned and contractually controlled generation, combined with conservation and market purchases, to meet customer needs through 2020.

•	565 MW of additional generation capacity is required for the period 2020 through 2034.

•
We expect to meet or exceed the renewable energy requirements of the Washington state Energy Independence Act through the 20-year IRP time frame with a combination of qualifying hydroelectric upgrades, the 30-year PPA with Palouse Wind, the Kettle Falls GS and selective REC purchases.

•
Load growth is expected to be approximately 0.6 percent, a decline from the growth of 1.0 percent forecasted in 2013. This delays the need for a new natural gas-fired resource by one year. The decrease in expected load growth is primarily due to energy efficiency programs (using less energy to perform activities) over the next 20 years and the load impacts of increased prices. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Forecasted Customer and Load Growth and Economic Conditions and Utility Load Growth" for further discussion regarding utility customer growth, load growth, and the general economic conditions in our service territory. The estimates of future load growth in the IRP and at "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Forecasted Customer and Load Growth and Economic Conditions and Utility Load Growth" differ slightly due to the timing of when the two estimates were prepared and due to the time period that each estimate is focused on.

•	Colstrip remains a cost effective and reliable source of power to meet future customer needs.

•	Energy efficiency offsets more than half of projected load growth through the 20-year IRP time frame.

•	Demand response (temporarily reducing the demand for energy) was eliminated from the Preferred Resource Strategy due to higher estimated costs.
We are required to file an IRP every two years, with the next IRP expected to be filed during the third quarter of 2017. Our resource strategy may change from the 2015 IRP based on market, legislative and regulatory developments.
We are subject to the Washington state Energy Independence Act, which requires us to obtain a portion of our electricity from qualifying renewable resources or through purchase of RECs and acquiring all cost effective conservation measures. Future generation resource decisions will be impacted by legislation for restrictions on GHG emissions and renewable energy requirements.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Issues and Contingencies” for information related to existing laws, as well as potential legislation that could influence our future electric resource mix.
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
Weather is a key component of our natural gas customer load. This load is highly variable and daily natural gas loads can differ significantly from the monthly forecasted load projections. We make continuing projections of our natural gas loads and assess available natural gas resources. On the basis of these projections, we plan and execute a series of transactions to hedge a portion

AVISTA CORPORATION

of our customers' projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend for multiple years into the future with the highest volumes hedged for the current and most immediate upcoming natural gas operating year (November through October). We also leave a portion of our natural gas supply requirements unhedged for purchase in the short-term spot markets.
Our purchase of natural gas supply is governed by our procurement plan, which is reviewed and approved annually by the Risk Management Committee (RMC), which is comprised of certain officers and other management personnel. Once approval is received, the plan is implemented and monitored by our gas supply and risk management groups.
The plan’s progress is also presented to the UTC and IPUC staff in semi-annual meetings, and updates are given to the OPUC staff quarterly. Other stakeholders (Public Counsel Unit of the Office of the Attorney General, Citizen Utility Board) are invited to participate. The RMC is provided with an update on plan results and changes in their monthly meetings. These activities provide transparency for the natural gas supply procurement plan. Any material changes to the plan are documented and communicated to RMC members.
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
Natural Gas Supply Avista Utilities purchases all of its natural gas in wholesale markets. We are connected to multiple supply basins in the western United States and Canada through firm capacity transportation rights on six different pipeline networks. Access to this diverse portfolio of natural gas resources allows us to make natural gas procurement decisions that benefit our natural gas customers. These interstate pipeline transportation rights provide the capacity to serve approximately 25 percent of peak natural gas customer demands from domestic sources and 75 percent from Canadian sourced supply. Natural gas prices in the Pacific Northwest are affected by global energy markets, as well as supply and demand factors in other regions of the United States and Canada. Future prices and delivery constraints may cause our resource mix to vary.
Natural Gas Storage Avista Utilities owns a one-third interest in Jackson Prairie, an underground aquifer natural gas storage field located near Chehalis, Washington. Jackson Prairie has a total peak day deliverability of 12 million therms, with a total working natural gas capacity of 256 million therms. As an owner, our share is one-third of the peak day deliverability and total working capacity. We also contract for additional storage capacity and delivery at Jackson Prairie from Northwest Pipeline for a portion of their one-third share of the storage project.
We optimize our natural gas storage capacity by purchasing and storing natural gas when prices are traditionally lower, typically in the summer, and withdraw during higher priced months, typically during the winter. However, if market conditions and prices indicate that we should buy or sell natural gas during other times in the year, we engage in optimization transactions to capture value in the marketplace. Jackson Prairie is also used as a variable peaking resource and to protect from extreme daily price volatility during cold weather or other events affecting the market.
Future Resource Needs In August 2014, we filed our 2014 Natural Gas IRP with the UTC, IPUC and the OPUC. The natural gas IRPs are similar in nature to the electric IRPs and the process for preparation and review by the state commissions of both the electric and natural gas IRPs is similar. The IRP details projected growth in demand for energy and the new resources needed to serve customers over the next 20 years. We regard the IRP as a tool for resource evaluation, rather than an acquisition plan for a particular project.

AVISTA CORPORATION

Highlights of the 2014 IRP include:

•	We have sufficient natural gas transportation resources well into the future with resource needs not occurring during the 20 year planning horizon in Washington, Idaho, or Oregon.

•	Natural gas commodity prices continue to be relatively stable due to robust North American supplies led by shale gas development; and

•	As forecasted demand is relatively flat, we will monitor actual demand for signs of increased growth which could accelerate resource needs.
We are required to file an IRP every two years, with the next IRP expected to be filed during the third quarter of 2016. Our resource strategy may change from the 2014 IRP based on market, legislative and regulatory developments.
Regulatory Issues
General As a public utility, Avista Corp. is subject to regulation by state utility commissions for prices, accounting, the issuance of securities and other matters. The retail electric and natural gas operations are subject to the jurisdiction of the UTC, the IPUC, the OPUC and the MPSC. Approval of the issuance of securities is not required from the MPSC. We are also subject to the jurisdiction of the FERC for licensing of hydroelectric generation resources, and for electric transmission services and wholesale sales.
Since Avista Corp. is a “holding company,” we are also subject to the jurisdiction of the FERC under the Public Utility Holding Company Act of 2005, which imposes certain reporting and other requirements. We, and all of our subsidiaries (whether or not engaged in any energy related business), are required to maintain books, accounts and other records in accordance with the FERC regulations and to make them available to the FERC and the state utility commissions. In addition, upon the request of any state utility commission, or of Avista Corp., the FERC would have the authority to review assignment of costs of non-power goods and administrative services among us and our subsidiaries. The FERC has the authority generally to require that rates subject to its jurisdiction be just and reasonable and in this context would continue to be able to, among other things, review transactions of any affiliated company.
Our rates for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) are generally determined on a “cost of service” basis.

Rates are designed to provide an opportunity for us to recover allowable operating expenses and earn a return of and a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the utility commissions. Our operating expenses and rate base are allocated or directly assigned among five regulatory jurisdictions: electric in Washington and Idaho, and natural gas in Washington, Idaho and Oregon. In general, requests for new retail rates are made on the basis of net investment, operating expenses and revenues for a test year that ended prior to the date of the request, plus certain adjustments, which differ among the various jurisdictions, designed to reflect the expected revenues, expenses and net investment during the period new retail rates will be in effect. The retail rates approved by the state commissions in a rate proceeding may not provide sufficient revenues to provide recovery of costs and a reasonable return on investment for a number of reasons, including but not limited to, unexpected changes in revenues, expenses and investment following the time new retail rates are requested in the rate proceeding, and exclusion of certain costs and investment by the commission from the rate making process.
Our rates for wholesale electric and natural gas transmission services are based on either “cost of service” principles or market-based rates as set forth by the FERC. See “Notes 1 and 20 of the Notes to Consolidated Financial Statements” for additional information about regulation, depreciation and deferred income taxes.
General Rate Cases Avista Utilities regularly reviews the need for electric and natural gas rate changes in each state in which we provide service. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters – General Rate Cases” for information on general rate case activity.
Power Cost Deferrals Avista Utilities defers the recognition in the income statement of certain power supply costs that vary from the level currently recovered from our retail customers as authorized by the UTC and the IPUC. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters – Power Cost Deferrals and Recovery Mechanisms” and “Note 20 of the Notes to Consolidated Financial Statements” for information on power cost deferrals and recovery mechanisms in Washington and Idaho.

AVISTA CORPORATION

Purchased Gas Adjustment (PGA) Under established regulatory practices in each state, Avista Utilities defers the recognition in the income statement of the natural gas costs that vary from the level currently recovered from our retail customers as authorized by each of our jurisdictions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters – Purchased Gas Adjustments” and “Note 20 of the Notes to Consolidated Financial Statements” for information on natural gas cost deferrals and recovery mechanisms in Washington, Idaho and Oregon.
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
Regional Transmission Planning
Avista Utilities meets its FERC requirements to coordinate transmission planning activities with other regional entities through ColumbiaGrid. ColumbiaGrid is a Washington nonprofit membership corporation with an independent board formed to improve the operational efficiency, reliability, and planned expansion of the transmission grid in the Pacific Northwest. We became a member of ColumbiaGrid in 2006 during its formation. ColumbiaGrid is not an ISO, but performs those functions that its members request, as set forth in specific agreements. Currently, ColumbiaGrid fills the role of facilitating our regional transmission planning as required in FERC Order No. 1000 and other clarifying FERC Orders. ColumbiaGrid and its members also work with other western organizations to address transmission planning, including WestConnect and the Northern Tier Transmission Group (NTTG). In 2011, we became a registered Planning Participant of the NTTG. We will continue to assess the benefits of entering into other functional agreements with ColumbiaGrid and/or participating in other forums to attain operational efficiencies and to meet FERC policy objectives.
Regional Energy Markets
The California Independent System Operator (CAISO) recently implemented an EIM in the western United States. Several Pacific Norhwest utilities are either participants in the CAISO EIM or plan to integrate into the market in the next few years, which could reduce bilateral market liquidity and transaction opportunities in the Pacific Northwest. Avista Utilities is monitoring the CAISO EIM implementation but currently does not plan to join as a participating member. We will continue to monitor the CAISO EIM expansion and the associated impacts. As market fundamentals and our business needs evolve, we will weigh the advantages and disadvantages of joining the CAISO EIM or other organized energy markets in the future.
Reliability Standards
Among its other provisions, the U.S. Energy Policy Act provides for the implementation of mandatory reliability standards and authorizes the FERC to assess penalties for non-compliance with these standards and other FERC regulations.
The FERC certified the NERC as the single Electric Reliability Organization authorized to establish and enforce reliability standards and delegate authority to regional entities for the purpose of establishing and enforcing reliability standards. The

AVISTA CORPORATION

FERC approved the NERC Reliability Standards, including western region standards, making up the set of legally enforceable standards for the United States bulk electric system. The first of these reliability standards became effective in June 2007. We are required to self-certify our compliance with these standards on an annual basis and undergo regularly scheduled periodic reviews by the NERC and its regional entity, the Western Electricity Coordinating Council (WECC). Our failure to comply with these standards could result in financial penalties of up to $1 million per day per violation. Annual self-certification and audit processes to date have demonstrated our substantial compliance with these standards. Requirements relating to cyber security are continually evolving. Our compliance with version 5 of the NERC's Critical Infrastructure Protection standard is driving several physical and electronic security initiatives in our control centers, generating stations and substations. We do not expect the costs of the physical and electronic securities initiatives to have a material impact to our financial results.

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2015	2014	2013
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$335,552	$338,697	$331,867
Commercial	308,210	300,109	289,604
Industrial	111,770	110,775	113,632
Public street and highway lighting	7,277	7,549	7,267
Total retail	762,809	757,130	742,370
Wholesale	127,253	138,162	127,556
Sales of fuel	82,853	83,732	126,657
Other	25,839	27,467	36,071
Decoupling	4,740	—	—
Provision for earnings sharing	(5,621)	(7,503)	(2,048)
Total electric operating revenues	$997,873	$998,988	$1,030,606
ENERGY SALES (Thousands of MWhs):
Residential	3,571	3,694	3,745
Commercial	3,197	3,189	3,147
Industrial	1,812	1,868	1,979
Public street and highway lighting	23	25	26
Total retail	8,603	8,776	8,897
Wholesale	3,145	3,686	3,874
Total electric energy sales	11,748	12,462	12,771
ENERGY RESOURCES (Thousands of MWhs):
Hydro generation (from Company facilities)	3,434	4,143	3,646
Thermal generation (from Company facilities)	3,983	3,252	3,383
Purchased power	4,899	5,615	6,375
Power exchanges	(2)	(25)	(20)
Total power resources	12,314	12,985	13,384
Energy losses and Company use	(566)	(523)	(613)
Total energy resources (net of losses)	11,748	12,462	12,771
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	327,057	324,188	321,098
Commercial	41,296	40,988	40,202
Industrial	1,353	1,385	1,386
Public street and highway lighting	529	531	527
Total electric retail customers	370,235	367,092	363,213
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	10,827	11,394	11,664
Revenue per KWh (in cents)	9.40	9.17	8.86
Annual revenue per customer	$1,017.21	$1,044.76	$1,033.54
AVERAGE HOURLY LOAD (aMW)	1,047	1,062	1,086

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2015	2014	2013
RETAIL NATIVE LOAD at time of system peak (MW):
Winter	1,529	1,715	1,669
Summer	1,638	1,606	1,577
COOLING DEGREE DAYS: (1)
Spokane, WA
Actual	805	631	709
Historical average	334	394	394
% of average	241%	160%	180%
HEATING DEGREE DAYS: (2)
Spokane, WA
Actual	5,614	6,215	6,683
Historical average	6,491	6,820	6,780
% of average	86%	91%	99%

(1)
Cooling degree days are the measure of the warmness of weather experienced, based on the extent to which the average of high and low temperatures for a day exceeds 65 degrees Fahrenheit (annual degree days above historic indicate warmer than average temperatures). In 2015, we switched to a rolling 20-year average for calculating cooling degree days, whereas in prior years we used a 30-year rolling average.

(2)
Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures). In 2015, we switched to a rolling 20-year average for calculating heating degree days, whereas in prior years we used a 30-year rolling average.

AVISTA CORPORATION

AVISTA UTILITIES NATURAL GAS OPERATING STATISTICS

	Years Ended December 31,
	2015	2014	2013
NATURAL GAS OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$193,825	$203,373	$206,330
Commercial	96,751	103,179	102,225
Interruptible	2,782	2,792	2,681
Industrial	3,792	4,158	3,599
Total retail	297,150	313,502	314,835
Wholesale	204,289	228,187	194,717
Transportation	7,988	7,735	7,576
Other	5,578	7,461	8,573
Decoupling	6,004	—	—
Provision for earnings sharing	—	(221)	(442)
Total natural gas operating revenues	$521,009	$556,664	$525,259
THERMS DELIVERED (Thousands of Therms):
Residential	176,613	190,171	204,711
Commercial	107,894	116,748	122,245
Interruptible	4,708	5,033	5,694
Industrial	5,070	5,648	5,181
Total retail	294,285	317,600	337,831
Wholesale	809,132	545,620	524,818
Transportation	164,679	162,311	159,976
Interdepartmental and Company use	335	411	418
Total therms delivered	1,268,431	1,025,942	1,023,043
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	296,005	291,928	288,708
Commercial	34,229	34,047	33,932
Interruptible	35	37	38
Industrial	261	264	259
Total natural gas retail customers	330,530	326,276	322,937
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (therms)	593	651	709
Revenue per therm (in dollars)	$1.10	$1.07	$1.01
Annual revenue per customer	$650.83	$696.66	$714.67
HEATING DEGREE DAYS: (1)
Spokane, WA
Actual	5,614	6,215	6,683
Historical average (2)	6,491	6,820	6,780
% of average	86%	91%	99%
Medford, OR
Actual	3,534	3,382	4,576
Historical average (2)	4,150	4,539	4,539
% of average	85%	75%	101%

(1)
Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

(2)	In 2015, we switched to a rolling 20-year average for calculating heating degree days, whereas in prior years we used a 30-year rolling average.

AVISTA CORPORATION

ALASKA ELECTRIC LIGHT AND POWER COMPANY
AEL&P is the primary operating subsidiary of AERC. AEL&P is the sole utility providing electrical energy in Juneau, Alaska. Juneau is a geographically isolated community with no electric interconnections with the transmission facilities of other utilities and no pipeline access to natural gas or other fuels. Juneau’s economy is primarily driven by government activities, tourism, commercial fishing, and mining, as well as activities as the commercial hub of southeast Alaska.

AEL&P owns and operates electric generation, transmission and distribution facilities located in Juneau. AEL&P operates five hydroelectric generation facilities with 102.7 MW of hydroelectric generation capacity as of December 31, 2015. AEL&P owns four of these generation facilities (totaling 24.7 MW of capacity) and has a PPA for the output of the Snettisham hydroelectric project (totaling 78 MW of capacity).

The Snettisham hydroelectric project is owned by the Alaska Industrial Development and Export Authority (AIDEA), a public corporation of the State of Alaska. AEL&P has a PPA and operating and maintenance agreement with the AIDEA to operate and maintain the facility. This PPA is a take-or-pay obligation expiring in December 2038, to purchase all of the output of the project.

For accounting purposes, this PPA is treated as a capital lease and as of December 31, 2015, the capital lease obligation was $64.5 million. Snettisham Electric Company, a non-operating subsidiary of AERC, has the option to purchase the Snettisham project at any time for the principal amount of the bonds outstanding at that time. See "Note 14 of the Notes to Consolidated Financial Statements" for further discussion of the Snettisham capital lease obligation.

As of December 31, 2015, AEL&P also had 93.9 MW of diesel generating capacity from three facilities to provide back-up service to firm customers when necessary.
The following graph shows AEL&P's hydroelectric generation (in thousands of MWhs) during the time periods indicated below:
Only the hydroelectric generation for the second half of 2014 in the graph above was included in Avista Corp.'s overall results for 2014. The full 12 months of 2014 in the graph above is presented for information purposes only.

As of December 31, 2015, AEL&P served approximately 17,000 customers. Its primary customers include city, state and federal governmental entities located in Juneau, as well as a mine located in the Juneau area. Most of AEL&P’s customers are served on a firm basis while certain of its customers, including its largest customer, are served on an interruptible sales basis. AEL&P maintains separate rate tariffs for each of its customer classes, as well as seasonal rates.

AVISTA CORPORATION

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
OTHER BUSINESSES
The following graph shows our assets related to our other businesses as of December 31 (dollars in thousands):
Spokane Energy was a special purpose limited liability company and all of its membership capital was owned by Avista Corp. Spokane Energy was formed in December 1998, to assume ownership of a fixed rate electric capacity contract between Avista Corp. and Portland General Electric Company. The fixed rate electric capacity contract, which expires in December 2016, was transferred from Spokane Energy to Avista Corp. during the second quarter of 2015. Spokane Energy was then dissolved during the third quarter of 2015. The fixed rate electric capacity contract has a value of $14.7 million as of December 31, 2015, compared to $28.2 million as of December 31, 2014.
AM&D doing business as METALfx performs custom sheet metal fabrication of electronic enclosures, parts and systems for the computer, construction, telecom, renewable energy and medical industries.
Steam Plant and Courtyard Office Center consist of real estate investments (primarily mixed use commercial and retail office space).
AJT Mining is a wholly-owned subsidiary of AERC and is an inactive mining company holding certain properties.
The assets at Avista Capital - standalone as of December 31, 2014 primarily consisted of the escrow receivables related to the sale of Ecova on June 30, 2014. The escrow receivables were settled and we received the proceeds during the fourth quarter of 2015. See "Note 5 of the Notes to Consolidated Financial Statements" for further detail regarding this transaction.

AVISTA CORPORATION

Our other investments and operations include emerging technology venture capital funds.
Over time as opportunities arise, we dispose of investments and phase out operations that do not fit with our overall corporate strategy. However, we may invest incremental funds to protect our existing investments and invest in new businesses that we believe fit with our overall corporate strategy.
We continue to evaluate the opportunity to bring natural gas to Juneau, Alaska. If we pursue this project, we estimate that the total investment for our local distribution company (LDC) project would be about $130 million over 10 years, with about half being invested during the first five years.
Lower oil prices have made it more difficult for customers to justify converting to natural gas. In addition, we have yet to secure a mechanism to provide funds that are needed to help customers with the conversion costs, thus challenging the economics of the project. In addition, the state of Alaska has not yet adopted legislation that would enable the state to provide customer assistance for conversions. We will continue our due diligence and we will be ready to proceed if and when the economics prove favorable for customers and our Company.
Salix was notified by AIDEA in December 2015 that its proposal to build an LNG liquefaction plant to serve the Interior Energy Project, specifically to serve the Fairbanks, Alaska area, was selected as one of the two finalists. A decision by the AIDEA board is expected in early 2016.
ITEM 1A. RISK FACTORS
RISK FACTORS
The following factors could have a significant impact on our operations, results of operations, financial condition or cash flows. These factors could cause future results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Annual Report on Form 10-K), and elsewhere. Please also see “Forward-Looking Statements” for additional factors which could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements.
Financial Risk Factors
Weather (temperatures, precipitation levels, wind patterns and storms) has a significant effect on our results of operations, financial condition and cash flows.
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
We rely on credit from financial institutions for short-term borrowings. We need adequate levels of credit with financial institutions for short-term liquidity. We have a $400.0 million committed line of credit that expires in April 2019. Our subsidiary AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. There is no assurance that we will have access to credit beyond these expiration dates. The committed line of credit agreements contain customary covenants and default provisions. In the event of default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock.
We hedge a portion of our interest rate risk with financial derivative instruments, which may include interest rate swaps and U.S. Treasury lock agreements. If market interest rates decrease below the interest rates we have locked in, this will result in a liability related to our interest rate swap agreements, which can be significant. As of December 31, 2015, we had a net interest rate derivative liability of $84.0 million, reflecting a decline in interest rates since the time we entered the agreements. We did not have any U.S. Treasury lock agreements outstanding as of December 31, 2015. We may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the derivative instruments. Settlement of interest rate derivative instruments in a liability position could require a significant amount of cash, which could negatively impact our liquidity and short-term credit availability and increase interest expense over the term of the associated debt.
Downgrades in our credit ratings could impede our ability to obtain financing, adversely affect the terms of financing and impact our ability to transact for or hedge energy resources. If we do not maintain our investment grade credit rating with the major credit rating agencies, we could expect increased debt service costs, limitations on our ability to access capital markets or obtain other financing on reasonable terms, and requirements to provide collateral (in the form of cash

AVISTA CORPORATION

or letters of credit) to lenders and counterparties. In addition, credit rating downgrades could reduce the number of counterparties willing to do business with us or result in the termination of outstanding regulatory authorizations for certain financing activities.
Credit risk may be affected by industry concentration and geographic concentration.
We have concentrations of suppliers and customers in the electric and natural gas industries including:

•	electric and natural gas utilities,

•	electric generators and transmission providers,

•	oil and natural gas producers and pipelines,

•	financial institutions including commodity clearing exchanges and related parties, and

•	energy marketing and trading companies.
We have concentrations of credit risk related to our geographic location in the western United States and western Canada energy markets. These concentrations of counterparties and concentrations of geographic location may affect our overall exposure to credit risk because the counterparties may be similarly affected by changes in conditions.
Utility Regulatory Risk Factors
Regulators may not grant rates that provide timely or sufficient recovery of our costs or allow a reasonable rate of return for our shareholders.
We have experienced higher expenses and capital costs for utility operations in the last several years. We have also made significant capital investments into utility plant assets. Our ability to recover these expenses and capital costs depends on the amount and timeliness of retail rate changes allowed by regulatory agencies. We expect to periodically file for rate increases with regulatory agencies to recover our expenses and capital costs and provide an opportunity to earn a reasonable rate of return for shareholders. If regulators grant substantially lower rate increases than our requests in the future or if recovery of deferred expenses is disallowed, it could have a negative effect on our operating revenues, net income and cash flows.
In the future, we may no longer meet the criteria for continued application of regulatory accounting practices for all or a portion of our regulated operations.
If we could no longer apply regulatory accounting, we could be:

•	required to write off our regulatory assets, and

•
precluded from the future deferral of costs or decoupled revenues not recovered through rates at the time such amounts are incurred, even if we are expected to recover these amounts from customers in the future.

See further discussion at "Note 1 of the Notes to Consolidated Financial Statements – Regulatory Deferred Charges and Credits."
Energy Commodity Risk Factors
Energy commodity price changes affect our cash flows and results of operations.
Energy commodity prices can be volatile. A combination of factors exposes our operations to commodity price risks. We rely on energy markets and other counterparties for energy supply, surplus and optimization transactions and commodity price hedging. These factors include:

•
our obligation to serve our retail customers at rates set through the regulatory process - we cannot change retail rates to reflect current energy prices unless and until we receive regulatory approval,

•	customer demand, which is beyond our control because of weather, customer choices, prevailing economic conditions and other factors,

•
some of our energy supply cost is fixed by the nature of the energy-producing assets or through contractual arrangements - however, a significant portion of our energy resource costs are not fixed, and

•	the potential non-performance by commodity counterparties, which could lead to replacement of the scheduled energy or natural gas at higher prices.

AVISTA CORPORATION

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
Generation plants may become obsolete. We rely on a variety of generation and energy commodity market sources to fulfill our obligation to serve customers and meet the demands of our counterparty agreements. There is the potential that some of our generation sources, such as coal, may become obsolete. This could result in higher commodity costs to customers to replace the lost generation, as well as higher costs to retire the generation source before the end of its expected life.
Operational Risk Factors
We are subject to various operational and event risks.
Our operations are subject to operational and event risks that include:

•
severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, snow and ice storms, that can disrupt energy generation, transmission and distribution, as well as the availability and costs of materials, equipment, supplies and support services;

•	blackouts or disruptions of interconnected transmission systems (the regional power grid);

•	unplanned outages at generating plants,

AVISTA CORPORATION

•	fuel cost and availability, including delivery constraints,

•	explosions, fires, accidents, or mechanical breakdowns that may occur while operating and maintaining our generation, transmission and distribution systems,

•	damage or injuries to third parties caused by our generation, transmission and distribution systems,

•	natural disasters that can disrupt energy generation, transmission and distribution and general business operations, and

•	terrorist attacks or other malicious acts that may disrupt or cause damage to our utility assets or the vendors we utilize.
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
Adverse impacts may occur at our Alaska operations that could result from an extended outage of their hydroelectric generating resources or its inability to deliver energy, due to their lack of interconnectivity to any other electrical grids and the extensive cost of replacement power (diesel);
AEL&P operates several hydroelectric power generation facilities and has diesel generating capacity from multiple facilities to provide backup service to firm customers when necessary; however, a single hydroelectric power generation facility, the Snettisham hydroelectric project, provides approximately two-thirds of AEL&P’s hydroelectric power generation. Any issues that negatively affect AEL&P's ability to generate or transmit power or any decrease in the demand for the power generated by AEL&P could negatively affect our results of operations, financial condition and cash flows.
Compliance Risk Factors
There have been numerous changes in legislation, related administrative rulemakings, and Executive Orders, including periodic audits of compliance with such rules, which may adversely affect our operational and financial performance.
We expect to continue to be affected by legislation at the national, state and local level, as well as by administrative rules and requirements published by government agencies, including but not limited to the FERC, the EPA and state regulators. We are also subject to NERC and WECC reliability standards. The FERC, the NERC and the WECC perform periodic audits of the Company. Failure to comply with the FERC, the NERC, or the WECC requirements can result in financial penalties of up to $1 million per day per violation.
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
We expect continuing activity in the future and we are evaluating the extent to which potential changes to environmental laws and regulations may:

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
In the normal course of our business, we have matters that are the subject of ongoing litigation, mediation, investigation and/or negotiation. We cannot predict the ultimate outcome or potential impact of any particular issue, including the extent, if any, of insurance coverage or that amounts payable by us may be recoverable through the ratemaking process. We are subject to environmental regulation by federal, state and local authorities related to our past, present and future operations. See “Note 19 of the Notes to Consolidated Financial Statements” for further details of these matters.
Technology Risk Factors
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
We are currently investigating whether to replace all of our electric meter infrastructure in Washington State with advanced metering infrastructure (AMI). If we were to proceed with this AMI project, there is the potential that the costs associated with retiring our current meters could be disallowed by regulators. There is also the risk that regulators will not allow the full recovery of new AMI if we proceed with the project. In addition, there are inherent risks associated with replacing and changing these types of systems, such as incorrect or nonfunctioning metering and/or delayed or inaccurate customer bills or unplanned outages, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Strategic Risk Factors
Changes in our strategic business plans, which may be affected by any or all of the foregoing, including the entry into new businesses and/or the exit from existing businesses and the extent of our business development efforts where potential future business is uncertain.
Our strategic business plans could be affected by or result in any of the following:

•	disruptive innovations in the marketplace may outpace our ability to compete or manage our risk,

•
potential difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and losses of key employees, challenges with respect to operating new businesses and other unanticipated risks and liabilities, and

AVISTA CORPORATION

•
potential reputational risk arising from repeated general rate case filings, degradation in the quality of service, or from failed strategic investments and opportunities, which could erode shareholder, customer and community satisfaction with our Company.

Our acquisition of AERC may not achieve its intended results.
On July 1, 2014, we acquired AERC, and its subsidiary, AEL&P, the sole provider of electric services in Juneau, Alaska. Achieving the anticipated earnings contribution from AERC is subject to numerous uncertainties, including market conditions and risks related to AERC's business. This transaction could result in increased costs, decreases in the expected revenues from AERC, the impairment of goodwill or other assets, and diversion of management time and resources, which could have a material adverse effect on our results of operations, financial condition and cash flows.
External Mandates Risk Factors
External mandate risk involves forces outside the Company, which may include significant changes in customer expectations, disruptive technologies that result in obsolescence of our business model and government action that could impact our Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Environmental Issues and Contingencies" and "Forward-Looking Statements" for discussion of or reference to external mandates which could have a material adverse effect on our results of operations, financial condition and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the filing date of this Annual Report on Form 10-K, we have no unresolved comments from the staff of the SEC.

AVISTA CORPORATION

ITEM 2. PROPERTIES
AVISTA UTILITIES
Substantially all of Avista Utilities' properties are subject to the lien of Avista Corp.'s mortgage indenture.
Our utility electric properties, located in the states of Washington, Idaho, Montana and Oregon, include the following:
Generation Properties

	No. of Units	Nameplate Rating (MW) (1)	Present Capability (MW) (2)
Hydroelectric Generating Stations (River)
Washington:
Long Lake (Spokane)	4	70.0	88.0
Little Falls (Spokane)	4	32.0	35.6
Nine Mile (Spokane) (3)	4	26.4	19.5
Upper Falls (Spokane)	1	10.0	10.2
Monroe Street (Spokane)	1	14.8	15.0
Idaho:
Cabinet Gorge (Clark Fork) (4)	4	265.0	273.0
Post Falls (Spokane)	6	14.8	15.4
Montana:
Noxon Rapids (Clark Fork)	5	487.8	562.4
Total Hydroelectric		920.8	1,019.1
Thermal Generating Stations (cycle, fuel source)
Washington:
Kettle Falls GS (combined-cycle, wood waste) (5)	1	50.7	53.5
Kettle Falls CT (combined-cycle, natural gas) (5)	1	7.2	6.9
Northeast CT (simple-cycle, natural gas)	2	61.8	64.8
Boulder Park GS (simple-cycle, natural gas)	6	24.6	24.0
Idaho:
Rathdrum CT (simple-cycle, natural gas)	2	166.5	166.5
Montana:
Colstrip Units 3 and 4 (simple-cycle, coal) (6)	2	233.4	222.0
Oregon:
Coyote Springs 2 (combined-cycle, natural gas)	1	287.0	284.4
Total Thermal		831.2	822.1
Total Generation Properties		1,752.0	1,841.2

(1)	Nameplate Rating, also referred to as “installed capacity,” is the manufacturer’s assigned power capability under specified conditions.

(2)
Present capability is the maximum capacity of the plant under standard test conditions without exceeding specified limits of temperature, stress and environmental conditions. Information is provided as of December 31, 2015.

(3)
There are four units at the Nine Mile plant; however, Units 1 and 2 are not operating due to a mechanical failure. A project is underway to replace these units and restore capability. The present capability disclosed above represents the capability of the two operating units, which have a nameplate rating of 18 MW combined.

(4)
For Cabinet Gorge, we have water rights permitting generation up to 265 MW. However, if natural stream flows will allow for generation above our water rights, we are able to generate above our water rights. If natural stream flows only allow for generation at or below 265 MW, we are limited to generation of 265 MW. The present capability disclosed above represents the capability based on maximum stream flow conditions when we are allowed to generate above our water rights.

(5)	These generating stations can operate as separate single-cycle plants or combined-cycle with the natural gas plant providing exhaust heat to the wood boiler to increase efficiency.

AVISTA CORPORATION

(6)	Jointly owned; data refers to our 15 percent interest.
Electric Distribution and Transmission Plant
Avista Utilities owns and operates approximately 19,000 miles of primary and secondary electric distribution lines providing service to retail customers. We have an electric transmission system of 685 miles of 230 kV line and 1,565 miles of 115 kV line. We also own an 11 percent interest in approximately 500 miles of a 500 kV line between Colstrip, Montana and Townsend, Montana. Our transmission and distribution systems also include numerous substations with transformers, switches, monitoring and metering devices, and other equipment.
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
We own a one-third interest in Jackson Prairie, an underground natural gas storage field located near Chehalis, Washington. See "Part 1 – Item 1. Business – Avista Utilities – Natural Gas Operations" for further discussion of Jackson Prairie.

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

(2)
Present capability is the maximum capacity of the plant under standard test conditions without exceeding specified limits of temperature, stress and environmental conditions. Information is provided as of December 31, 2015.

(3)
AEL&P does not own this generating facility but has a PPA under which it has the right to purchase, and the obligation to pay for (whether or not energy is received), all of the capacity and energy of this facility. See further information at "Part 1. Item 1. Business – Alaska Electric Light and Power Company."

In addition to the generation properties above, AEL&P owns approximately 61 miles of transmission lines, which is primarily comprised of 69 kV line, and approximately 184 miles of distribution lines.
ITEM 3. LEGAL PROCEEDINGS
See “Note 19 of Notes to Consolidated Financial Statements” for information with respect to legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Avista Corp. Market Information and Dividend Policy
Avista Corp.'s common stock is listed on the New York Stock Exchange under the ticker symbol “AVA.” As of January 31, 2016, there were 8,753 registered shareholders of our common stock.
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

AVISTA CORPORATION

The payment of dividends on common stock could be limited by:

•
certain covenants applicable to the Company's outstanding long-term debt and committed line of credit agreements (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Summary and Capital Resources" for compliance with these covenants),

•	the hydroelectric licensing requirements of section 10(d) of the FPA (see “Note 1 of Notes to Consolidated Financial Statements”),

•
certain requirements under the OPUC approval of the AERC acquisition. The OPUC does not permit one-time or special dividends from AERC to Avista Corp. and does not permit Avista Utilities' total equity to total capitalization to be less than 40 percent, without approval from the OPUC. However, the OPUC approval does allow for regular distributions of AERC earnings to Avista Corp. as long as AERC remains sufficiently capitalized and insured, and

•	certain covenants applicable to preferred stock (when outstanding) contained in the Company’s Restated Articles of Incorporation, as amended (currently there are no preferred shares outstanding).
On February 5, 2016, Avista Corp.’s Board of Directors declared a quarterly dividend of $0.3425 per share on the Company’s common stock. This was an increase of $0.0125 per share, or 3.8 percent from the previous quarterly dividend of $0.33 per share.
For additional information, see “Notes 1, 17 and 18 of Notes to Consolidated Financial Statements.”
The following table presents quarterly high and low stock prices as reported on the consolidated reporting system, as well as dividend information:

	Three Months Ended
	March 31	June 30	September 30	December 31
2015
Dividends paid per common share	$0.33	$0.33	$0.33	$0.33
Trading price range per common share:
High	$38.30	$34.25	$33.99	$36.06
Low	$32.22	$30.41	$29.93	$32.86
2014
Dividends paid per common share	$0.3175	$0.3175	$0.3175	$0.3175
Trading price range per common share:
High	$30.83	$33.58	$33.60	$37.37
Low	$27.71	$30.02	$30.35	$30.55
For information with respect to securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

AVISTA CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data and ratios)	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Revenues:
Avista Utilities	$1,411,863	$1,413,499	$1,403,995	$1,354,185	$1,443,322
AEL&P	44,778	21,644	—	—	—
Other	28,685	39,219	39,549	38,953	40,410
Intersegment eliminations	(550)	(1,800)	(1,800)	(1,800)	(1,800)
Total	$1,484,776	$1,472,562	$1,441,744	$1,391,338	$1,481,932
Income (Loss) from Operations (pre-tax):
Avista Utilities	$241,228	$239,976	$232,572	$188,778	$202,373
AEL&P	14,072	6,221	—	—	—
Other	(2,086)	6,391	(1,483)	(1,680)	4,714
Total	$253,214	$252,588	$231,089	$187,098	$207,087
Net income from continuing operations	$118,170	$119,866	$104,333	$76,803	$90,658
Net income from discontinued operations	5,147	72,411	7,961	1,997	12,881
Net income	$123,317	$192,277	$112,294	$78,800	$103,539
Net income attributable to noncontrolling interests	$(90)	$(236)	$(1,217)	$(590)	$(3,315)
Net Income (Loss) attributable to Avista Corporation shareholders:
Avista Utilities	$113,360	$113,263	$108,598	$81,704	$90,902
AEL&P	6,641	3,152	—	—	—
Ecova - Discontinued operations	5,147	72,390	7,129	1,825	9,671
Other	(1,921)	3,236	(4,650)	(5,319)	(349)
Net income attributable to Avista Corp. shareholders	$123,227	$192,041	$111,077	$78,210	$100,224
Average common shares outstanding, basic	62,301	61,632	59,960	59,028	57,872
Average common shares outstanding, diluted	62,708	61,887	59,997	59,201	58,092
Common shares outstanding at year-end	62,313	62,243	60,077	59,813	58,423
Earnings per common share attributable to Avista Corp. shareholders, basic:
Earnings per common share from continuing operations	$1.90	$1.94	$1.74	$1.30	$1.56
Earnings per common share from discontinued operations	0.08	1.18	0.11	0.02	0.17
Total earnings per common share attributable to Avista Corp. shareholders, basic	$1.98	$3.12	$1.85	$1.32	$1.73
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$1.89	$1.93	$1.74	$1.30	$1.56
Earnings per common share from discontinued operations	0.08	1.17	0.11	0.02	0.16
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$1.97	$3.10	$1.85	$1.32	$1.72

AVISTA CORPORATION

(in thousands, except per share data and ratios)	Years Ended December 31,
	2015	2014	2013	2012	2011
Dividends declared per common share	$1.32	$1.27	$1.22	$1.16	$1.10
Book value per common share	$24.53	$23.84	$21.61	$21.06	$20.30
Total Assets at Year-End:
Avista Utilities	$4,601,708	$4,357,760	$3,930,251	$3,883,602	$3,797,160
AEL&P	265,735	263,070	—	—	—
Other	39,206	80,141	81,282	95,638	112,145
Total (1) (2)	$4,906,649	$4,700,971	$4,011,533	$3,979,240	$3,909,305
Long-Term Debt and Capital Leases (including current portion) (2)	$1,573,278	$1,487,126	$1,262,036	$1,217,520	$1,165,014
Nonrecourse Long-Term Debt of Spokane Energy (including current portion)	$—	$1,431	$17,838	$32,803	$46,471
Long-Term Debt to Affiliated Trusts	$51,547	$51,547	$51,547	$51,547	$51,547
Total Avista Corp. Shareholders’ Equity	$1,528,626	$1,483,671	$1,298,266	$1,259,477	$1,185,701
Ratio of Earnings to Fixed Charges (3)	3.13	3.39	3.02	2.48	2.81

(1)	The total assets at year-end for the years 2013 to 2011 exclude the total assets associated with Ecova of $339.6 million, $322.7 million and $292.9 million, respectively.

(2)
The total assets and total long-term debt and capital leases for 2014 through 2011 were adjusted due to the adoption of ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." See "Note 2 of the Notes to Consolidated Financial Statements" for further discussion of the adoption of this ASU.

(3)	See Exhibit 12 for computations.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Segments
As of December 31, 2015, we have two reportable business segments, Avista Utilities and AEL&P. We also have other businesses which do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp. See "Part I, Item 1. Business – Company Overview" for further discussion of our business segments.
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the year ended December 31 (dollars in thousands):

	2015	2014	2013
Avista Utilities	$113,360	$113,263	$108,598
AEL&P	6,641	3,152	—
Ecova - Discontinued operations (1)	5,147	72,390	7,129
Other	(1,921)	3,236	(4,650)
Net income attributable to Avista Corporation shareholders	$123,227	$192,041	$111,077

(1)	The results for the year ended December 31, 2014 include the net gain on sale of Ecova of $69.7 million.
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $123.2 million for 2015, a decrease from $192.0 million for 2014. The decrease was primarily due to the disposition of Ecova during 2014, which resulted in the recognition of a $74.8 million net gain, with $69.7 million being recognized in 2014 and the remainder being recognized in 2015. Avista Utilities' earnings increased slightly primarily due to the implementation of a general rate increase in Washington, lower net power supply costs, a decrease in the provision for earnings sharing in Idaho and increased cooling loads during the summer. This was mostly offset by weather that was significantly warmer than normal and warmer than the prior year in the first quarter, which reduced heating loads, which was partially offset by the new decoupling mechanism in Washington (implemented January 1, 2015). Also, we

AVISTA CORPORATION

experienced expected increases in other operating expenses, depreciation and amortization, taxes other than income taxes, and interest expense.
Results for 2015 also include earnings at AEL&P for the full period, whereas 2014 results only include AEL&P for the third and fourth quarters.
Results for 2014 include a $9.8 million net gain at Avista Energy related to the settlement of the California power markets litigation. The net gain from the litigation settlement was partially offset by a pre-tax contribution of $6.4 million of the proceeds to the Avista Foundation, a charitable organization funded by Avista Corp. Both of these transactions are reflected in the results of the other businesses.
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
Forecasted Customer and Load Growth
Based on our forecast for 2016 through 2019 for Avista Utilities' service area, we expect annual electric customer growth to average 1.0 percent, within a forecast range of 0.6 percent to 1.4 percent. We expect annual natural gas customer growth to average 1.1 percent, within a forecast range of 0.6 percent to 1.6 percent. We anticipate retail electric load growth to average 0.7 percent, within a forecast range of 0.4 percent and 1.0 percent. We expect natural gas load growth to average 1.1 percent, within a forecast range of 0.6 percent and 1.6 percent. The forecast ranges reflect (1) the inherent uncertainty associated with the economic assumptions on which forecasts are based and (2) the historic variability of natural gas customer and load growth.
In AEL&P's service area, we expect annual residential customer growth to be in a narrow range around 0.4 percent for 2016 through 2019. We expect no significant growth in commercial and government customers over the same period. We anticipate that average annual total load growth will be in a narrow range around 0.6 percent, with residential load growth averaging 0.6 percent; commercial 0.8 percent; and government 0 percent (no load growth). For further discussion regarding utility customer growth, load growth, and the general economic conditions in our service territory, see "Economic Conditions and Utility Load Growth."
See also "Competition" for a discussion of competitive factors that could affect our results of operations in the future.
Capital Expenditures
We are making significant capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. The following table summarizes our actual and expected capital expenditures as of and for the year ended December 31, 2015 (in thousands):

	Avista Utilities	AEL&P
2015 Actual capital expenditures
Capital expenditures (per the Consolidated Statement of Cash Flows)	381,174	12,251

Expected total annual capital expenditures (by year)
2016	375,000	17,000
2017	405,000	13,000
2018	405,000	18,000

AVISTA CORPORATION

Avista Utilities' 2015 calendar year capital costs, including capital costs of approximately $35.2 million that was unpaid for and accrued in accounts payable as of December 31, 2015, were $415.9 million.
These estimates of capital expenditures are subject to continuing review and adjustment.
Alaska Energy and Resources Company Acquisition
On July 1, 2014, we acquired AERC, based in Juneau, Alaska. The completion of this transaction makes the financial results for 2015 and 2014 incomparable since the first half of 2014 does not contain any financial results from AERC. This transaction resulted in the recording of $52.4 million in goodwill. For additional information regarding the AERC transaction, including pro forma financial comparisons, see “Note 4 of the Notes to Consolidated Financial Statements.”
Ecova Disposition
On June 30, 2014, Avista Capital completed the sale of its interest in Ecova to Cofely USA Inc., an indirect subsidiary of GDF SUEZ, a French multinational utility company, for a sales price of $335.0 million in cash, less the payment of debt and other customary closing adjustments. The sale of Ecova provided total cash proceeds to Avista Corp., net of debt, payment to option and minority holders, income taxes and transaction expenses, of $143.7 million and resulted in a net gain of $74.8 million. Almost all of the net gain was recognized in 2014 with some minor true-ups during 2015.
The completion of this transaction makes the financial results for 2015 and 2014 incomparable since the first half of 2014 contains the financial results of Ecova (in discontinued operations) and 2015 does not have any material results from Ecova. For additional information regarding the Ecova disposition, see “Note 5 of the Notes to Consolidated Financial Statements.”
Stock Repurchase Programs
During 2014, Avista Corp. repurchased 2,529,615 shares of our outstanding common stock at a total cost of $79.9 million and an average cost of $31.57 per share through our 2014 stock repurchase program. We did not make any repurchases under this program subsequent to October 2014 and the program expired on December 31, 2014.
In the first quarter of 2015, Avista Corp. repurchased 89,400 shares of our outstanding common stock at a total cost of $2.9 million and an average cost of $32.66 per share under a second stock repurchase program that expired on March 31, 2015. All repurchased shares reverted to the status of authorized but unissued shares.
Wind Storm
On November 17, 2015, a historic wind storm occurred in our service territory. The storm had wind speeds exceeding 70 miles per hour which knocked down numerous trees and power poles and caused severe damage to our electrical system. Most of the damage occurred in Spokane County. The storm resulted in significant customer power outages and at the height of the storm approximately 180,000 customers (about 48 percent of our total retail electric customers) were without power, causing the most significant damage and the highest number of customer outages Avista Utilities has ever experienced. It took Avista Utilities crews from throughout the region, along with contract and mutual aid crews, approximately 10 days to fully restore power to all affected customers. Most of the storm-related costs incurred were capital costs (labor and materials) to repair the electrical system, but there were also operating and maintenance costs. The capital repair costs for power restoration were $22.9 million and $2.9 million for incremental utility operating and maintenance costs. In addition, there was approximately $0.4 million of incremental nonutility operating and maintenance costs. The damage and restoration costs were primarily incurred in Washington state and we plan to include the incremental operating and maintenance costs in the calculations for earnings sharing (see "Regulatory Matters – Decoupling and Earnings Sharing Mechanisms" for further discussion of the earnings sharing mechanisms).
Liquidity and Capital Resources
Avista Corp. has a $400.0 million committed line of credit with various financial institutions that expires in April 2019. We have an option to request an extension for an additional one or two years beyond April 2019, provided, 1) that no event of default has occurred and is continuing prior to the requested extension and 2) the remaining term of agreement, including the requested extension period, does not exceed five years. As of December 31, 2015, there were $105.0 million of cash borrowings and $44.6 million in letters of credit outstanding, leaving $250.4 million of available liquidity under this line of credit.
The Avista Corp. facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of December 31, 2015, we were in compliance with this covenant with a ratio of 53.1 percent.
AEL&P has a $25.0 million committed line of credit which expires in November 2019. As of December 31, 2015, there were no borrowings or letters of credit outstanding under this committed line of credit.

AVISTA CORPORATION

The AEL&P committed line of credit agreement contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of December 31, 2015, AEL&P was in compliance with this covenant with a ratio of 57.2 percent.
In December 2015, we issued $100.0 million of first mortgage bonds to five institutional investors in a private placement transaction. The first mortgage bonds bear an interest rate of 4.37 percent and mature in 2045. In connection with this pricing, we cash-settled five interest rate swap contracts (notional aggregate amount of $75.0 million) and paid a total of $9.3 million. Upon settlement of interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the term of the associated debt.
In 2015, we issued $1.6 million (net of issuance costs) of common stock under the employee plans.
For 2016, we expect to issue approximately $155.0 million of long-term debt and $55.0 million of common stock in order to maintain an appropriate capital structure and to fund planned capital expenditures.
After considering the expected issuances of long-term debt and common stock during 2016, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.
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
The approved settlement also provided that, effective January 1, 2014, base rates increase for our Washington electric customers by an overall 3.0 percent (designed to increase annual revenues by $14.0 million), and increase for our Washington natural gas customers by an overall 0.9 percent (designed to increase annual revenues by $1.4 million).
The settlement agreement provided for an authorized return on equity (ROE) of 9.8 percent and an equity ratio of 47 percent, resulting in an overall rate of return on rate base (ROR) of 7.64 percent.
2014 General Rate Cases
In November 2014, the UTC approved an all-party settlement agreement related to Avista Utilities' electric and natural gas general rate cases filed in February 2014 and new rates became effective on January 1, 2015. The settlement was designed to increase annual electric base revenues by $12.3 million, or 2.5 percent, inclusive of a $5.3 million power supply update as required in the settlement agreement (explained below). The settlement was designed to increase annual natural gas base revenues by $8.5 million, or 5.6 percent. The settlement agreement also included the implementation of decoupling mechanisms for electric and natural gas and a related after-the-fact earnings test. See "Decoupling and Earnings Sharing Mechanisms" below for further discussion of these mechanisms.
Specific capital structure ratios and the cost of capital components were not agreed to in the settlement agreement. The revenue increases in the settlement were not tied to the 7.32 percent ROR used in conjunction with the after-the fact earnings test discussed under "Decoupling and Earnings Sharing Mechanisms" below. The electric and natural gas revenue increases were negotiated numbers, with each party using its own set of assumptions underlying its agreement to the revenue increases. The parties agreed that the 7.32 percent ROR will be used to calculate the AFUDC and other purposes.

AVISTA CORPORATION

2015 General Rate Cases
In January 2016, we received an order that concluded our electric and natural gas general rate cases that were originally filed with the UTC in February 2015. New electric and natural gas rates were effective on January 11, 2016.
The UTC approved rates designed to provide a 1.6 percent, or $8.1 million decrease in electric base revenue, and a 7.4 percent, or $10.8 million increase in natural gas base revenue. The UTC also approved an ROR on rate base of 7.29 percent, with a common equity ratio of 48.5 percent and a 9.5 percent ROE.
Throughout the rate case process, certain circumstances and costs changed, causing us to revise our overall proposed rate requests downward, especially for our electric operations. Our need for electric rate relief was reduced primarily due to the following:

•
a decrease in power supply costs of approximately $24.0 million caused by the continuing decline in the price of natural gas used to run our natural gas-fired generation and lower contract costs associated with a new PPA from Chelan PUD,

•	updated information related to federal tax adjustments and state allocations,

•	the delay in the expected completion date of the Nine Mile hydroelectric generation project upgrade from late 2015 to late 2016, and

•	a delay of the start date to begin amortization of existing electric meters from 2016 to a future year, associated with our proposed AMI project.
The natural gas revenue increase approved by the UTC is related to our ownership and operating costs to run the natural gas business. Changes in the commodity costs of natural gas for natural gas customers are reflected in our annual PGA, which is generally effective November 1st each year. On November 1, 2015 natural gas customers’ bills were reduced approximately 15 percent related to the decline in the market price of natural gas.
In responsive testimony filed by the UTC Staff in July 2015 in our electric and natural gas general rate cases, they recommended a disallowance of $12.7 million (Washington's share) of the costs associated with the replacement of our customer information and work management systems (Project Compass) primarily related to the delay in the completion of the project. In the January 6, 2016 UTC order, they approved the full recovery of Washington's portion of Project Compass costs.
UTC issues Order denying Industrial Customers of Northwest Utilities / Public Counsel Joint Motion for Clarification, UTC Staff Motion to Reconsider and UTC Staff Motion to Reopen Record
On February 19, 2016, the UTC issued an order denying the Motions summarized below and affirmed their original January 2016 order of an $8.1 million decrease in electric base revenue, thus finalizing our 2015 electric and natural gas general rate cases.
On January 19, 2016, the Industrial Customers of Northwest Utilities (ICNU) and the Public Counsel Unit of the Washington State Office of the Attorney General (PC) filed a Joint Motion for Clarification with the UTC. In its Motion for Clarification, ICNU and PC requested that the UTC clarify the calculation of the electric attrition adjustment and the end-result revenue decrease of $8.1 million. ICNU and PC provided their own calculations in their Motion, and suggested that the revenue decrease should have been $19.8 million based on their reading of the UTC’s Order.
On January 19, 2016, the UTC Staff, which is a separate party in the general rate case proceedings from the UTC Advisory Staff that supports the Commissioners, filed a Motion to Reconsider with the UTC. In its Motion to Reconsider, the Staff provided calculations and explanations that suggested that the electric revenue decrease should have been a revenue decrease of $27.4 million instead of $8.1 million, based on its reading of the UTC's Order. Further, on February 4, 2016, the UTC Staff filed a Motion to Reopen Record for the Limited Purpose of Receiving into Evidence Instruction on Use and Application of Staff’s Attrition Model, and sought to supplement the record “to incorporate all aspects of the Company’ Power Cost Update.” Within this Motion, UTC Staff updated its suggested electric revenue decrease to $19.6 million.
None of the parties in their Motions raised issues with the UTC’s decision on the natural gas revenue increase of $10.8 million.

AVISTA CORPORATION

Petition for an Accounting Order to Defer Existing Washington Electric Meters
In January 2016, we filed a Petition with the UTC for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for later recovery. This requested accounting treatment is related to our plans to replace approximately 253,000 of our existing electric meters with new two-way digital meters through our Advanced Metering Infrastructure (AMI) project in Washington state.
The petition requests that the UTC allow the deferral, with prudence of the overall AMI project and ultimate recovery, to be addressed in a future regulatory proceeding. The undepreciated value estimated for this deferred accounting treatment is approximately $18.6 million. We have requested recovery of this regulatory asset, with a full rate of return, over fifteen years starting in January 2017, within our February 19, 2016 general rate case filing.
2016 General Rate Cases
On February 19, 2016, we filed electric and natural gas general rates cases with the UTC. Our proposal includes an 18-month rate plan, with new rates taking effect on January 1, 2017 and January 1, 2018. Under this plan, we would not file a future rate case for new rates to be effective prior to July 1, 2018.
The 2017 increase, if approved, would increase overall base electric rates 7.8 percent (designed to increase annual electric revenues by $38.6 million) and overall base natural gas rates 5.0 percent (designed to increase annual natural gas revenues by $4.4 million).
In addition, we have requested a second step increase effective January 1, 2018, which would increase overall base electric rates by 3.9 percent (designed to increase annual electric revenues by $10.3 million) and overall base natural gas rates by 1.8 percent (designed to increase annual natural gas revenues by $0.9 million). We have proposed to offset the electric increase, for the period January through June 2018, with available ERM dollars. As a result, customers would not see an electric general rate case bill increase in 2018 prior to July 1, 2018.
Our requests are based on a proposed ROR on rate base of 7.64 percent with a common equity ratio of 48.5 percent and a 9.9 percent ROE.
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
The settlement agreement provided for an authorized ROE of 9.8 percent and an equity ratio of 50.0 percent.
2014 Rate Plan Extension
Avista Utilities did not file new general rate cases in Idaho in 2014; instead, we developed an extension to the 2013 and 2014 rate plan and reached a settlement agreement with all interested parties.
In September 2014, the IPUC approved the settlement, which reflected agreement among all interested parties, for a one-year extension to our current rate plan, which was set to expire on December 31, 2014. Under the approved extension, base retail rates remained unchanged through December 31, 2015.
The settlement provided an estimated $3.7 million increase in pre-tax income by reducing planned expenses in 2015 for our Idaho operations.

AVISTA CORPORATION

2015 General Rate Cases
In December 2015, the IPUC approved a settlement agreement between Avista Utilities and all interested parties related to our electric and natural gas general rate cases, which were originally filed with the IPUC on June 1, 2015. New rates were effective on January 1, 2016.
The settlement agreement is designed to increase annual electric base revenues by $1.7 million or 0.7 percent and annual natural gas base revenues by $2.5 million or 3.5 percent. The settlement is based on a ROR of 7.42 percent with a common equity ratio of 50 percent and a 9.5 percent ROE.
The settlement agreement also reflects the following:

•
the discontinuation of the after-the-fact earnings test (provision for earnings sharing) that was originally agreed to as part of the settlement of our 2012 electric and natural gas general rate cases, and

•	the implementation of electric and natural gas Fixed Cost Adjustment mechanisms, as discussed below.
2016 General Rate Cases
We expect to file electric and natural gas general rate cases in Idaho during the first half of 2016.
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
The approved settlement agreement provides for an overall authorized ROR of 7.47 percent, with a common equity ratio of 48 percent and a 9.65 percent ROE.
2014 General Rate Case
In January 2015, Avista Utilities filed an all-party settlement agreement with the OPUC related to our natural gas general rate case, which was originally filed in September 2014. On February 23, 2015, the OPUC issued an order rejecting the all-party settlement agreement. The OPUC expressed concerns related to, among other things, various rate design issues.
In March 2015, Avista Utilities filed an amended all-party settlement agreement with the OPUC which addressed the OPUC's concerns regarding the initial settlement agreement. The amended settlement agreement was designed to increase base natural gas revenues by $5.3 million. Included in this base rate increase is $0.3 million in base revenues that we are already receiving from customers through a separate rate adjustment. Therefore, the net increase in base revenues was $5.0 million, or 4.9 percent on a billed basis. The parties requested that new retail rates become effective on April 16, 2015. On April 9, 2015, the OPUC issued an Order approving the amended settlement agreement as filed.
This settlement agreement provided for an overall authorized ROR of 7.516 percent with a common equity ratio of 51 percent and a 9.5 percent ROE.
2015 General Rate Case
On May 1, 2015, we filed a natural gas general rate case with the OPUC. We have requested an overall increase in base natural gas rates of 8 percent (designed to increase annual natural gas revenues by $8.6 million). Our request is based on a proposed ROR on rate base of 7.72 percent with a common equity ratio of 50 percent and a 9.9 percent ROE.
Avista Corp. and all parties to our natural gas general rate case reached agreement on certain issues, and a partial settlement agreement was filed with the OPUC in November 2015. The partial settlement agreement reduced our requested natural gas revenue increase from $8.6 million to $6.7 million or 6.3 percent. The partial settlement, if approved by the OPUC, would resolve a number of issues including the calculation of state income taxes for rate-making purposes, wages and salaries, the revenue forecast for the rate period, and working capital. The agreement does not resolve other issues including the appropriate ROE and capital structure, the appropriate level of additions to rate base, and medical and pension expenses. In January 2016,

AVISTA CORPORATION

we entered into an additional all-party partial settlement to further reduce our revenue increase request to $6.1 million, related to updated information related to deferred taxes and its effect on rate base.
The agreement includes a provision for the implementation of a decoupling mechanism, similar to the Washington and Idaho mechanisms described above.
In addition to the partial settlement agreements above, the OPUC staff filed testimony which included a recommendation to disallow $1.2 million (Oregon's share) of Project Compass costs primarily related to the delay in the full completion of the project. In January 2016, following the January 6, 2016 UTC order approving the full recovery of Washington's portion of Project Compass costs, the OPUC staff withdrew its proposal for a disallowance, with the exception of an inconsequential amount which is still open for discussion.
The procedural schedule includes an expected decision from the OPUC by February 29, 2016.
Alaska General Rate Case
AEL&P's last general rate case was filed in 2010 and approved by the RCA in 2011. We are evaluating the need to file an electric general rate case with the RCA in 2016.
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $17.9 million as of December 31, 2015 and a liability of $3.9 million as of December 31, 2014.
The following PGAs went into effect in our various jurisdictions during 2013, 2014 and 2015:

Jurisdiction	PGA Effective Date	Percentage Increase / (Decrease) in Billed Rates
Washington	November 1, 2013	9.2%
	November 1, 2014	1.2%
	November 1, 2015	(15.0)%
Idaho	October 1, 2013	7.5%
	November 1, 2014	(2.1)%
	November 1, 2015	(14.5)%
Oregon	November 1, 2013	(7.9)%
	November 1, 2014	8.3%
	November 1, 2015	(14.1)%
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Total net deferred power costs under the ERM were a liability of $18.0 million as of December 31, 2015 compared to a liability $14.2 million as of December 31, 2014, and these deferred power cost balances represent amounts due to customers.
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

Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the UTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. We made our annual filing on March 31, 2015. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by UTC order. The 2014 ERM deferred power costs transactions were approved by an order from the UTC.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were an asset of $0.2 million as of December 31, 2015 compared to an asset of $8.3 million as of December 31, 2014.
Decoupling and Earnings Sharing Mechanisms
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
Washington Decoupling and Earnings Sharing
In Washington, the UTC approved our decoupling mechanisms for electric and natural gas for a five-year period that commenced January 1, 2015. Electric and natural gas decoupling surcharge rate adjustments to customers are limited to 3 percent on an annual basis, with any remaining surcharge balance carried forward for recovery in a future period. There is no limit on the level of rebate rate adjustments.
The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations will be made for the prior calendar year. These earnings tests will reflect actual decoupled revenues, normalized power supply costs and other normalizing adjustments.

•
If we have a decoupling rebate balance for the prior year and earn in excess of a 7.32 percent ROR, the rebate to customers would be increased by 50 percent of the earnings in excess of the 7.32 percent ROR.

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
As of December 31, 2015, we had a total net decoupling surcharge (asset) of $10.9 million for Washington electric and natural gas customers and a liability (rebate to customers) for earnings sharing of $3.4 million for Washington electric customers.
Idaho Fixed Cost Adjustment (FCA) and Earnings Sharing Mechanisms
In Idaho, the IPUC approved the implementation of FCAs for electric and natural gas (similar in operation and effect to the Washington decoupling mechanisms) for an initial term of three years, commencing on January 1, 2016.

AVISTA CORPORATION

For the period 2013 through 2015, we had an after-the-fact earnings test, such that if Avista Corp., on a consolidated basis for electric and natural gas operations in Idaho, earned more than a 9.8 percent ROE, we were required to share with customers 50 percent of any earnings above the 9.8 percent. There was no provision for a surcharge to customers if our ROE was less than 9.8 percent. This after-the-fact earnings test was discontinued as part of the settlement of our 2015 Idaho electric and natural gas general rates cases (discussed in further detail above). As of December 31, 2015 and December 31, 2014, we had total cumulative earnings sharing liabilities (rebates to customers) of $8.8 million and $10.1 million, respectively for electric and natural gas customers. Of the total rebate balance as of December 31, 2015, approximately $5.8 million will be returned to customers during January 1, 2016 through December 31, 2017 and the remainder of the balance will be addressed at a future date.
See "Results of Operations - Avista Utilities'" for further discussion of the amounts recorded to operating revenues in 2013 through 2015 related to the decoupling and earnings sharing mechanisms.
Results of Operations - Overall
The following provides an overview of changes in our Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, AEL&P, Ecova - Discontinued Operations and the other businesses) that follow this section.
As discussed in "Executive Level Summary," Ecova was disposed of as of June 30, 2014. As a result, in accordance with GAAP, all of Ecova's operating results were removed from each line item on the Consolidated Statements of Income and reclassified into discontinued operations for all periods presented. The discussion of continuing operations below does not include any Ecova amounts. For our discussion of discontinued operations and Ecova, see "Ecova - Discontinued Operations."
The balances included below for utility operations reconcile to the Consolidated Statements of Income. Beginning on July 1, 2014, AEL&P is included in the overall utility results.
2015 compared to 2014
Utility revenues increased $22.7 million, after elimination of intracompany revenues (within Avista Utilities) of $107.0 million for 2015 and $142.2 million for 2014. Avista Utilities' portion of utility revenues increased $1.6 million and AEL&P's revenues increased $23.1 million due to a full year of AEL&P results in 2015 as compared to six months in 2014. Including intracompany revenues, Avista Utilities' electric revenues decreased $1.1 million and natural gas revenues decreased $35.7 million.
Other non-utility revenues decreased $10.5 million primarily due to the long-term fixed rate electric capacity contract that was previously held by Spokane Energy being transferred to Avista Corp. during the second quarter of 2015. The capacity revenue from this contract was included in non-utility revenues when it was held by Spokane Energy.
Utility resource costs decreased $21.3 million, after elimination of intracompany resource costs of $107.0 million for 2015 and $142.2 million for 2014. Avista Utilities' portion of resource costs decreased $27.4 million and AEL&P's resource costs increased $6.1 million due to a full year of AEL&P results in 2015 as compared to six months in 2014. Including intracompany resource costs, Avista Utilities' electric resource costs decreased $17.6 million and natural gas resource costs decreased $44.9 million.
Utility other operating expenses increased $16.4 million. Avista Utilities' portion of other operating expenses increased $11.1 million and AEL&P's other operating expenses increased $5.3 million due to a full year of AEL&P results in 2015 as compared to six months in 2014. Avista Utilities incurred increased generation, transmission and distribution operating expenses of $5.7 million, increased administrative and general wages of $9.8 million and increased pension and other post-retirement benefit expenses of $10.0 million. In addition, Avista Utilities incurred incremental storm restoration costs associated with the November 2015 wind storm of approximately $2.9 million. These increases were partially offset by decreases in outside services and generation maintenance of $7.8 million and decreases in other various accounts.
Utility depreciation and amortization increased $13.9 million driven by additions to utility plant and the inclusion of a full year of AEL&P depreciation as compared to only six months of AEL&P in 2014.
Income taxes decreased $4.8 million and our effective tax rate was 36.3 percent for 2015 compared to 37.6 percent for 2014. The decrease in expense was primarily due to a decrease in income before income taxes.
There were not material changes in any other account balances on the Consolidated Statement of Income for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
2014 compared to 2013
Utility revenues increased $31.1 million, after elimination of intracompany revenues (within Avista Utilities) of $142.2 million for 2014 and $151.9 million for 2013. Avista Utilities' portion of utility revenues increased $9.5 million and AEL&P had

AVISTA CORPORATION

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
Utility other operating expenses increased $10.6 million and was partially the result of AEL&P being included for the six months ended December 31, 2014, which added $5.9 million to other operating expenses. Avista Utilities incurred increased generation, transmission and distribution operating and maintenance expenses and increased outside services. There were also transaction fees associated with the AERC acquisition of $1.3 million in 2014 compared to $1.6 million in 2013. These were partially offset by a decrease in pension and other post-retirement benefits expense. The remainder of the change resulted from various smaller changes in other accounts.
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
There were not material changes in any other account balances on the Consolidated Statement of Income for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
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

AVISTA CORPORATION

2015 compared to 2014
The following graphs presents Avista Utilities' operating revenues, resource costs and resulting gross margin for the year ended December 31 (dollars in millions):
Total results of operations for electric and natural gas in the graphs above include intracompany revenues and resource costs of $107.0 million and $142.2 million for the years ended December 31, 2015 and December 31, 2014, respectively.
The gross margin on electric sales increased $16.5 million and the gross margin on natural gas sales increased $9.2 million. The increase in electric gross margin was primarily due to a general rate increase in Washington, lower net power supply costs and a $1.9 million decrease in the provision for earnings sharing (which is an offset to revenue). We experienced weather that was significantly warmer than normal and warmer than the prior year, which decreased heating loads in the first quarter and increased cooling loads in the second quarter. Loads in the third quarter were slightly higher than the prior year. Loads for the fourth quarter were lower than the prior year, particularly for residential and industrial customers. For 2015, the decoupling mechanism in Washington had a positive effect on each of electric revenues and gross margin as did the decrease in the overall provision for earnings sharing (see the details by jurisdiction in the table below). For 2015, we recognized a pre-tax benefit of

AVISTA CORPORATION

$6.3 million under the ERM in Washington compared to a benefit of $5.4 million for 2014. This change represents a decrease in net power supply costs primarily due to lower natural gas fuel and purchased power prices in 2015, partially offset by lower hydroelectric generation (due to warm and dry conditions in the second and third quarters).
The increase in natural gas gross margin was primarily due to a decrease in natural gas resources costs and a decrease in the provision for earnings sharing, partially offset by a decrease in natural gas revenues. The decrease in natural gas revenues resulted from lower heating loads from significantly warmer weather that was partially offset by general rate increases. The earnings impact of the decrease in heating loads was partially offset by the decoupling mechanism in Washington, which had a positive effect on natural gas revenues and gross margin (see the details by jurisdiction in the table below).
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
The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the year ended December 31 (dollars in millions and MWhs in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are included in utility electric operating revenues for the year ended December 31 (dollars in thousands):

	Electric Operating Revenues
	2015	2014
Washington
Decoupling	$4,740	$—
Provision for earnings sharing	(3,423)	—
Total	1,317	—
Idaho
Decoupling	—	—
Provision for earnings sharing	(2,198)	(7,503)
Total	$(2,198)	$(7,503)
Total electric revenues decreased $1.1 million for 2015 as compared to 2014 due to the following:

•
a $5.7 million increase in retail electric revenues due to an increase in revenue per MWh (increased revenues $21.0 million), partially offset by a decrease in total MWhs sold (decreased revenues $15.3 million). The increase in revenue per MWh was primarily due to a general rate increase in Washington. The decrease in total MWhs sold was primarily the result of weather that was significantly warmer than normal and warmer than the prior year, which decreased the electric heating load in the first quarter. Compared to 2014, residential electric use per customer decreased 5 percent and commercial use per customer decreased 2 percent. Heating degree days in Spokane were 14 percent below normal and 10 percent below 2014. The impact from reduced heating loads was partially offset by increased cooling loads in the summer. Year-to-date cooling degree days were 141 percent above normal and 28 percent above the prior year.

•
a $10.9 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $21.9 million), partially offset by an increase in sales prices (increased revenues $11.0 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•
a $0.9 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. For 2015, $50.0 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For 2014, $67.4 million of these sales were made to our natural gas operations.

•
a $4.7 million increase in electric revenue due to decoupling, which reflected decreased heating loads in the first and fourth quarters, partially offset by increased cooling loads in the second and third quarters.

AVISTA CORPORATION

•
a $1.9 million decrease in the provision for earnings sharing, primarily due to a decrease of $5.3 million for our Idaho electric operations, partially offset by an increase of $3.4 million for our Washington electric operations. In 2014, we recorded a provision for earnings sharing of $7.5 million for Idaho electric customers with $5.6 million representing our estimate for 2014 and $1.9 million representing an adjustment of our 2013 estimate.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the year ended December 31 (dollars in millions and therms in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are included in utility natural gas operating revenues for the year ended December 31 (dollars in thousands):

	Natural Gas Operating Revenues
	2015	2014
Washington
Decoupling	$6,004	$—
Provision for earnings sharing	—	—
Total	6,004	—
Idaho
Decoupling	—	—
Provision for earnings sharing	—	(221)
Total	$—	$(221)
Total natural gas revenues decreased $35.7 million for 2015 as compared to 2014 due to the following:

•
a $16.4 million decrease in retail natural gas revenues due to a decrease in volumes (decreased revenues $23.6 million), partially offset by higher retail rates (increased revenues $7.2 million). Higher retail rates were due to PGAs implemented in November 2014, which passed through higher costs of natural gas, and general rate cases. This was partially offset by PGA rate decreases implemented in November 2015, which passed through lower costs. We sold less retail natural gas in 2015 as compared to 2014 primarily due to weather that was warmer than normal and warmer than the prior year. Compared to 2014, residential use per customer decreased 9 percent and commercial use per customer decreased 9 percent. Heating degree days in Spokane were 14 percent below historical average for 2015, and 10 percent below 2014. Heating degree days in Medford were 15 percent below historical average for 2015, and 4 percent above 2014.

•
a $23.9 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $90.4 million), partially offset by an increase in volumes (increased revenues $66.5 million). In 2015, $57.0 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In 2014, $74.7 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•	a $6.0 million increase for natural gas decoupling revenues due primarily to significantly warmer than normal weather and the impact on heating loads.
The following table presents Avista Utilities' average number of electric and natural gas retail customers for the year ended December 31:

	Electric Customers		Natural Gas Customers
	2015	2014	2015	2014
Residential	327,057	324,188	296,005	291,928
Commercial	41,296	40,988	34,229	34,047
Interruptible	—	—	35	37
Industrial	1,353	1,385	261	264
Public street and highway lighting	529	531	—	—
Total retail customers	370,235	367,092	330,530	326,276

AVISTA CORPORATION

The following graphs present Avista Utilities' resource costs for the year ended December 31 (dollars in millions):
Total resource costs in the graphs above include intracompany resource costs of $107.0 million and $142.2 million for the years ended December 31, 2015 and December 31, 2014, respectively.
Total resource costs decreased $27.4 million for 2015 as compared to 2014 primarily due to the following:

•
a $18.3 million decrease in power purchased due to a decrease in the volume of power purchases (decreased costs $23.6 million), partially offset by an increase in wholesale prices (increased costs $5.3 million). The fluctuation in volumes and prices was primarily the result of our overall optimization activities.

•	a $14.2 million increase from amortizations and deferrals of power costs due to the following.

•	increases to expense in 2015:

•	a $5.8 million surcharge to customers of previously deferred power costs in Idaho through the PCA.

•
an $11.3 million deferral in Washington and a $2.0 million deferral in Idaho for probable future benefit to customers due to actual power supply costs being below the amount included in base retail rates.

AVISTA CORPORATION

•	a $2.0 million deferral in Washington of RECs for probable future benefit to customers.

•	decreases to expense in 2015:

•	an $8.0 million refund to Washington customers through an ERM rebate.

•	a $5.4 million refund to Washington customers through a REC rebate.

•
a $4.4 million increase in fuel for generation primarily due to an increase in thermal generation (due in part to decreased hydroelectric generation), partially offset by a decrease in natural gas fuel prices.

•
a $10.0 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•
a $7.7 million decrease in other electric resource costs primarily due to the benefit from a capacity contract of Spokane Energy, which was mostly deferred for probable future benefit to customers through the ERM and PCA.

•
a $66.1 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $138.3 million), partially offset by an increase in total therms purchased (increased costs $72.2 million). Total therms purchased increased due to an increase in wholesale sales, partially offset by a decrease in retail sales.

•	a $21.8 million increase from amortizations and deferrals of natural gas costs. This reflects lower natural gas prices and the deferral of lower costs for future rebate to customers.

•	a $35.1 million decrease in intracompany resource costs (which has the effect of increasing overall net resource costs).
2014 compared to 2013
The following graphs present Avista Utilities' operating revenues, resource costs and resulting gross margin for the year ended December 31 (dollars in millions):
Total results of operations for electric and natural gas in the graphs above include intracompany revenues and resource costs of $142.2 million and $151.9 million for the years ended December 31, 2014 and December 31, 2013, respectively.

AVISTA CORPORATION

The gross margin on electric sales increased $26.0 million and the gross margin on natural gas sales increased $0.7 million. Electric gross margin for 2014 included a pre-tax benefit of $5.4 million under the ERM in Washington compared to a pre-tax expense of $4.7 million for 2013. This change represents a decrease in net power supply costs due to the Colstrip outage in 2013 and increased hydroelectric generation in 2014. Electric gross margin for 2013 included the net benefit from the settlement with the BPA of $5.1 million.
The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the year ended December 31 (dollars in millions and MWhs in thousands):

AVISTA CORPORATION

Total electric revenues decreased $31.6 million for 2014 as compared to 2013 due to the following:

•
a $14.8 million increase in retail electric revenue primarily due to general rate increases and a change in revenue mix (which increased revenue by $25.2 million), partially offset by a decrease in volumes (which decreased revenue by $10.4 million). The decrease in residential volumes was primarily due to warmer weather in the fourth quarter, partially offset by customer growth. The decrease in total MWhs sold to industrial customers was primarily due to the expiration and replacement of a contract with one of our largest industrial customers in Idaho, effective July 1, 2013. The change resulting from this new contract did not impact gross margin because any change in revenues and expenses was tracked through the PCA in Idaho at 100 percent until such time as the contract was included in the Company’s base rates,

•
a $10.6 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $17.6 million), partially offset by a decrease in sales volumes (decreased revenues $7.0 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the period,

•
a decrease of $42.9 million in sales of natural gas fuel as part of thermal generation resource optimization activities. For 2014, $67.4 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For 2013, $102.4 million of these sales were made to our natural gas operations,

•
an $8.6 million decrease in other electric revenues primarily due to the receipt of $11.7 million of revenue from the Bonneville Power Administration in 2013 for past use of our electric transmission system, and

•
a $5.5 million increase in the provision for earnings sharing for Idaho electric customers primarily due to the 2014 provision for earnings sharing including a $1.9 million adjustment of our 2013 estimate.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the year ended December 31 (dollars in millions and therms in thousands):
Natural gas revenues increased $31.4 million for 2014 as compared to 2013 due to the following:

•
a $1.3 million decrease in retail natural gas revenues due to a decrease in volumes (decreased revenues by $20.0 million), partially offset by general rate increases and higher PGA rates, which passed through costs of natural gas (increased revenues by $18.7 million). We had decreased volumes primarily due to weather that was warmer than normal and warmer than the prior year during the fourth quarter,

•
an increase of $33.5 million in wholesale natural gas revenues due to an increase in prices (increased revenues by $24.8 million) and an increase in volumes (increased revenues by $8.7 million). In 2014, $74.7 million of wholesale sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In 2013, $49.5 million of these sales were made to our electric generation operations, and

•	a $0.2 million reduction to revenue in 2014 for the provision for earnings sharing for Idaho natural gas customers, compared to a reduction to revenue of $0.4 million in 2013.

AVISTA CORPORATION

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the year ended December 31:

	Electric Customers		Natural Gas Customers
	2014	2013	2014	2013
Residential	324,188	321,098	291,928	288,708
Commercial	40,988	40,202	34,047	33,932
Interruptible	—	—	37	38
Industrial	1,385	1,386	264	259
Public street and highway lighting	531	527	—	—
Total retail customers	367,092	363,213	326,276	322,937

The following graphs present Avista Utilities' resource costs for the year ended December 31 (dollars in millions):

AVISTA CORPORATION

Total resource costs in the graphs above include intracompany resource costs of $142.2 million and $151.9 million for the years ended December 31, 2014 and December 31, 2013, respectively.
Total resource costs decreased $31.4 million for 2014 as compared to 2013 primarily due to the following:

•
a decrease of $5.0 million in power purchased due to a decrease in the volume of power purchases, partially offset by an increase in wholesale prices. The fluctuation in volumes and prices was primarily the result of our overall optimization activities during the year. The decrease in volumes purchased was also due to increased hydroelectric generation,

•	a decrease to 2014 electric resource costs of $6.5 million for amortizations and deferrals of power costs, compared to a decrease of $14.2 million for 2013.

•	increases to expense in 2014:

•	a $1.6 million deferral in Idaho and a $4.2 million deferral in Washington for probable future benefit to customers due to actual power supply costs being below the amount included in retail rates.

•	decreases to expense in 2014:

•	a $2.3 million refund to Idaho customers of previously deferred power costs through the PCA rebate.

•	an $8.5 million refund to Washington customers through an ERM rebate.

•	a $1.6 million deferral of RECs for probable future benefit to Washington customers.

•	a decrease of $17.2 million for fuel for generation primarily due to a decrease in natural gas generation,

•	a decrease of $39.6 million in other fuel costs due to the resource optimization process, and

•
an increase of $44.6 million in natural gas purchased due to an increase in the price of natural gas and a slight increase in total therms purchased. Total therms purchased increased due to an increase in wholesale sales as part of the natural gas procurement and resource optimization process, mostly offset by a decrease in retail sales.

Results of Operations - Alaska Electric Light and Power Company
AEL&P was acquired on July 1, 2014 and only the results for the second half of 2014 are included in the actual overall results of Avista Corp. The discussion below is only for AEL&P's earnings that were included in Avista Corp.'s overall earnings.

AVISTA CORPORATION

2015 compared to 2014
Net income for AEL&P was $6.6 million for the year ended December 31, 2015, compared to $3.2 million for the second half of 2014.
The following table presents AEL&P's operating revenues, resource costs and resulting gross margin for the year ended December 31, 2015 and the second half of 2014 (dollars in thousands):

		Second half of
	2015	2014
Operating revenues	$44,778	$21,644
Resource costs	11,973	5,900
Gross margin	$32,805	$15,744
The following table presents AEL&P's electric operating revenues and megawatt-hour (MWh) sales for the year ended December 31, 2015 and the second half of 2014 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2015	Second half of 2014	2015	Second half of 2014
Residential	$18,017	$8,283	139	63
Commercial and government	26,049	12,948	258	125
Public street and highway lighting	215	150	1	1
Total retail	44,281	21,381	398	189
Other	497	263	—	—
Total	$44,778	$21,644	398	189
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
Commercial and government revenues from interruptible or non-firm customers were $8.3 million for 2015, including $7.2 million from AEL&P's largest customer. These revenues from non-firm customers are deferred and passed on for the benefit of firm customers in future periods either through base rates or a cost of power adjustment. As noted at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions," one of AEL&P's largest commercial customers (a retailer), which accounts for approximately 1 percent of AEL&P's annual firm revenues, is permanently closing in early 2016. It is unknown whether a new business will occupy the building that was occupied by this retailer.
The following table presents AEL&P's average number of electric retail customers for the year ended December 31, 2015 and the second half of 2014:

	Electric Customers
	2015	Second half of 2014
Residential	14,285	14,121
Commercial and government	2,179	2,148
Public street and highway lighting	210	213
Total retail customers	16,674	16,482

AVISTA CORPORATION

The following table presents AEL&P's resource costs for the year ended December 31, 2015 and the second half of 2014 (dollars in thousands):

	Resource Costs
	2015	Second half of 2014
Snettisham power expenses	$10,377	$5,196
Cost of power adjustment, net	1,501	646
Fuel for generation	95	58
Total electric resource costs	$11,973	$5,900
Snettisham power expenses represent costs associated with operating the Snettisham hydroelectric project, including amounts paid under the take-or-pay PPA for the full capacity of this plant. This agreement is recorded as a capital lease on AEL&P's balance sheet, but reflected as an operating lease in the income statement. See "Note 14 of the Notes to Consolidated Financial Statements" for further information regarding this capital lease obligation.
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
2015 compared to 2014
Ecova's net income was $5.1 million for 2015, compared to net income of $72.4 million for 2014. The net income for 2015 was primarily related to a tax benefit during 2015 that resulted from the reversal of a valuation allowance against net operating losses at Ecova because the net operating losses were deemed realizable under the current tax code. Additionally, there were some minor true-ups to the gain recognized on the sale due to the settlement of the working capital and indemnification escrow accounts during 2015. The results for 2014 included $69.7 million of the net gain recognized on the sale of Ecova.
2014 compared to 2013
Ecova's net income was $72.4 million for 2014 compared to net income of $7.1 million for 2013. The increase was primarily attributable to the net gain recognized on the sale of Ecova of $69.7 million. Excluding the net gain, net income from Ecova's regular operations through the date of the sale were flat compared to the same period in 2013 and were the result of a decrease in depreciation and amortization expense and an increase in operating revenues, offset by an increase in operating expenses.
Results of Operations - Other Businesses
2015 compared to 2014
The net loss from these operations was $1.9 million for 2015 compared to net income of $3.2 million for 2014. The decrease in net income compared to 2014 was primarily due to the settlement of the California power markets litigation in 2014, which is described in further detail below.
In addition, the net loss for 2015 was primarily related to:

•	$2.3 million (net of tax) of corporate costs, including costs associated with exploring strategic opportunities, compared to $2.4 million in 2014,

•	net losses on investments (net of tax) of $0.4 million for 2015, compared to net gains of $0.2 million for 2014,

•	net income at METALfx of $1.5 million for 2015, compared to net income of $0.9 million for 2014.
2014 compared to 2013
The net income from these operations was $3.2 million for 2014 compared to a net loss of $4.7 million for 2013. The net income for 2014 was primarily the result of the settlement of the California power markets litigation, where Avista Energy received settlement proceeds from a litigation with various California parties related to the prices paid for power in the

AVISTA CORPORATION

California spot markets during the years 2000 and 2001. This settlement resulted in an increase in pre-tax earnings of approximately $15.0 million. This was partially offset by a pre-tax contribution of $6.4 million of the proceeds to the Avista Foundation.
METALfx had net income of $0.9 million for 2014, compared to net income of $1.2 million for 2013.
In 2014, we also incurred $2.4 million (net of tax) of corporate costs, including costs associated with exploring strategic opportunities.
Accounting Standards to be Adopted in 2016
At this time, we are not expecting the adoption of accounting standards to have a material impact on our financial condition, results of operations and cash flows in 2016. For information on accounting standards adopted in 2015 and earlier periods, see “Note 2 of the Notes to Consolidated Financial Statements.”
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The following accounting policies represent those that our management believes are particularly important to the consolidated financial statements and require the use of estimates and assumptions:

•
Regulatory accounting, which requires that certain costs and/or obligations be reflected as deferred charges on our Consolidated Balance Sheets and are not reflected in our Consolidated Statements of Income until the period during which matching revenues are recognized. We also have decoupling revenue deferrals. As opposed to cost deferrals which are not recognized in the Consolidated Statements of Income until they are included in rates, decoupling revenue is recognized in the Consolidated Statements of Income during the period in which it occurs (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage), subject to certain limitations, and a regulatory asset/liability is established which will be surcharged or rebated to customers in future periods. GAAP requires that for any alternative regulatory revenue program, like decoupling, the revenue must be collected from customers within 24 months of the deferral to qualify for recognition in the current period Consolidated Statement of Income. Any amounts included in the Company's decoupling program that won't be collected from customers within 24 months are not recorded in the financial statements until the period in which revenue recognition criteria are met. This could ultimately result in more decoupling revenue being collected from customers over the life of the decoupling program than what is deferred and recognized in the current period financial statements. We make estimates regarding the amount of revenue that will be collected with 24 months of deferral. We also make the assumption that there are regulatory precedents for many of our regulatory items and that we will be allowed recovery of these costs via retail rates in future periods. If we were no longer allowed to apply regulatory accounting or no longer allowed recovery of these costs, we could be required to recognize significant write-offs of regulatory assets and liabilities in the Consolidated Statements of Income. See "Notes 1 and 20 of the Notes to Consolidated Financial Statements" for further discussion of our regulatory accounting policy.

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

AVISTA CORPORATION

derivatives on a regular basis in the Consolidated Statements of Income, which could lead to significant fluctuations in net income.

•	Pension Plans and Other Postretirement Benefit Plans, discussed in further detail below.

•
Contingencies, related to unresolved regulatory, legal and tax issues for which there is inherent uncertainty for the ultimate outcome of the respective matter. We accrue a loss contingency if it is probable that an asset is impaired or a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. We also disclose losses that do not meet these conditions for accrual, if there is a reasonable possibility that a potential loss may be incurred. For all material contingencies, we have made a judgment as to the probability of a loss occurring and as to whether or not the amount of the loss can be reasonably estimated. If the loss recognition criteria are met, liabilities are accrued or assets are reduced. However, no assurance can be given to the ultimate outcome of any particular contingency. See "Notes 1 and 19 of the Notes to Consolidated Financial Statements" for further discussion of our commitments and contingencies.

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
Our pension plan assets are invested in debt securities and mutual funds, trusts and partnerships that hold marketable debt and equity securities, real estate and absolute return funds. In seeking to obtain the desired return to fund the pension plan, the investment consultant recommends allocation percentages by asset classes. These recommendations are reviewed by the internal benefits committee, which then recommends their adoption by the Finance Committee. The Finance Committee has established target investment allocation percentages by asset classes and also investment ranges for each asset class. The target investment allocation percentages are typically the midpoint of the established range and are disclosed in “Note 10 of the Notes to Consolidated Financial Statements.”
We also have a Supplemental Executive Retirement Plan (SERP) that provides additional pension benefits to our executive officers and others whose benefits under the pension plan are reduced due to the application of Section 415 of the Internal Revenue Code of 1986 and the deferral of salary under deferred compensation plans.
Pension costs (including the SERP) were $27.1 million for 2015, $14.6 million for 2014 and $28.8 million for 2013. Of our pension costs, approximately 60 percent are expensed and 40 percent are capitalized consistent with labor charges. The costs related to the SERP are expensed. Our costs for the pension plan are determined in part by actuarial formulas that are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.
Pension costs are affected by among other things:

•	employee demographics (including age, compensation and length of service by employees),

•	the amount of cash contributions we make to the pension plan, and

•	the actual return on pension plan assets,

•	expected return on pension plan assets,

AVISTA CORPORATION

•	discount rate used in determining the projected benefit obligation and pension costs,

•	assumed rate of increase in employee compensation,

•	life expectancy of participants and other beneficiaries, and

•	expected method of payment (lump sum or annuity) of pension benefits.
Any changes in pension plan obligations associated with these factors may not be immediately recognized as pension costs in our Consolidated Statement of Income, but we generally recognize the change in future years over the remaining average service period of pension plan participants. As such, our costs recorded in any period may not reflect the actual level of cash benefits provided to pension plan participants.
We revise the key assumption of the discount rate each year. In selecting a discount rate, we consider yield rates at the end of the year for highly rated corporate bond portfolios with cash flows from interest and maturities similar to that of the expected payout of pension benefits. In 2015, the pension plan discount rate (exclusive of the SERP) was 4.58 percent compared to 4.21 percent in 2014 and 5.10 percent in 2013. These changes in the discount rate decreased the projected benefit obligation (exclusive of the SERP) by approximately $31.0 million in 2015 and increased the obligation by $66.3 million in 2014.

The expected long-term rate of return on plan assets is reset or confirmed annually based on past performance and economic forecasts for the types of investments held by our plan. We used an expected long-term rate of return of 5.30 percent in 2015, 6.60 percent in 2014 and 6.60 percent in 2013. This change increased pension costs by approximately $6.9 million in 2015. The actual return on plan assets, net of fees, was a loss of $4.3 million (or 0.8 percent) for 2015, a gain of $56.0 million (or 11.6 percent) for 2014 and a gain of $52.5 million (or 12.5 percent) for 2013.
The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage (dollars in thousands):

Actuarial Assumption	Change in Assumption	Effect on Projected Benefit Obligation		Effect on Pension Cost
Expected long-term return on plan assets	(0.5)%	$—	*	$2,670
Expected long-term return on plan assets	0.5%	—	*	(2,670)
Discount rate	(0.5)%	42,561		4,226
Discount rate	0.5%	(37,969)		(3,768)

*	Changes in the expected return on plan assets would not affect our projected benefit obligation.
We provide certain health care and life insurance benefits for substantially all of our retired employees. We accrue the estimated cost of postretirement benefit obligations during the years that employees provide service. Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement plans. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase our accumulated postretirement benefit obligation as of December 31, 2015 by $9.7 million and the service and interest cost by $0.5 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease our accumulated postretirement benefit obligation as of December 31, 2015 by $7.5 million and the service and interest cost by $0.4 million.
As of December 31, 2015, for the estimated retiree medical plan liability and costs, which are included as part of other post-retirement benefits, our actuaries adopted an updated method of calculation. For the updated method, the assumed average per-capita claim costs for pre-65 participants and post-65 participants were age-adjusted into 5-year bands as prescribed by the Actuarial Standards of Practice. This change in method resulted in an increase to the accumulated post-retirement benefit obligation of approximately $4.6 million in 2015.
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
We periodically file for rate adjustments for recovery of operating costs and capital investments and to seek the opportunity to earn reasonable returns as allowed by regulators. See further details in the section “Regulatory Matters.”
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
In addition to the above, Avista Utilities enters into derivative instruments to hedge our exposure to certain risks, including fluctuations in commodity market prices, foreign exchange rates and interest rates (for purposes of issuing long-term debt in the future). These derivative instruments often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement, in the event of a downgrade in the Company's credit ratings or changes in market prices. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against the Company's credit facilities and cash. See “Enterprise Risk Management – Demands for Collateral” below.
We monitor the potential liquidity impacts of changes to energy commodity prices and other increased operating costs for our utility operations. We believe that we have adequate liquidity to meet such potential needs through our committed lines of credit.
As of December 31, 2015, we had $250.4 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2019 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months.
Review of Consolidated Cash Flow Statement
Overall During 2015, cash flows from operating activities were $375.6 million, proceeds from the issuance of long-term debt were $100.0 million and we received $13.9 million from the settlement of the Ecova escrow receivable. Cash requirements included utility capital expenditures of $393.4 million, the redemption of long-term debt of $2.9 million, defined benefit pension plan contributions of $12.0 million, dividends of $82.4 million and the repurchase of common stock of $2.9 million.
2015 compared to 2014
Consolidated Operating Activities
Net cash provided by operating activities was $375.6 million for 2015 compared to $267.3 million for 2014. Net cash used by the changes in certain current assets and liabilities components was $4.1 million for 2015, compared to net cash used of $50.0 million for 2014. The net cash used during 2015 primarily reflects cash outflows from changes in accounts payable, collateral posted for derivative instruments and accounts receivable. This was partially offset by inflows from changes in natural gas stored and income taxes receivable.

AVISTA CORPORATION

The gross gain on the sale of Ecova of $0.8 million for 2015 is deducted in reconciling net income to net cash provided by operating activities. The cash proceeds from the sale (which includes the gross gain) is included in investing activities. This is compared to the gross gain recognized in 2014 of $160.6 million.
Net amortizations of power and natural gas costs were $21.4 million for 2015 compared to net deferrals of $14.8 million for 2014.
The provision for deferred income taxes was $51.8 million for 2015 compared to $144.3 million for 2014. The decrease in 2015 was primarily due to the combination of implementation by the Company of updated federal tax tangible property regulations and increased deductions related to bonus depreciation in 2014.
Contributions to our defined benefit pension plan were $12.0 million for 2015 compared to $32.0 million in 2014.
Net cash received for income taxes was $10.0 million for 2015 compared to net cash paid of $45.4 million for 2014.
Consolidated Investing Activities
Net cash used in investing activities was $387.8 million for 2015, an increase compared to $103.7 million for 2014. During 2015, we received cash proceeds (related to the settlement of the escrow accounts) of $13.9 million for the sale of Ecova. We received the majority of the proceeds ($229.9 million) from the sale of Ecova during 2014. The proceeds received in 2014 were used to pay off the balance of Ecova's long-term borrowings and make payments to option holders and noncontrolling interests (included in financing activities). We also used a portion of these proceeds to pay our $74.8 million tax liability associated with the gain on sale and to fund common stock repurchases. Utility property capital expenditures increased by $67.9 million for 2015 as compared to 2014. During 2014, we received $15.0 million in cash (net of cash paid) related to the acquisition of AERC.
Consolidated Financing Activities
Net cash provided by financing activities was $0.5 million for 2015 compared to net cash used of $224.0 million for 2014. In 2015 we had the following significant transactions:

•	issuance and sale of $100.0 million of Avista Corp. first mortgage bonds in December 2015,

•	cash settlement of interest rate swaps in conjunction with the execution of the purchase agreement for the Avista Corp. first mortgage bonds which resulted in the payment of $9.3 million,

•	payment of $2.9 million for the redemption and maturity of long-term debt,

•	cash dividends paid increased to $82.4 million (or $1.32 per share) for 2015 from $78.3 million (or $1.27 per share) for 2014,

•	issuance of $1.6 million of common stock (net of issuance costs), and

•	repurchase of $2.9 million of our common stock.
In 2014, we had the following significant transactions:

•
issuance of $150.0 million of long-term debt ($60.0 million of Avista Corp. first mortgage bonds, $75.0 million of AEL&P first mortgage bonds and a $15.0 million AERC unsecured note representing a term loan),

•	a decrease of $66.0 million in short-term borrowings on Avista Corp.’s committed line of credit,

•	a decrease of $46.0 million on Ecova's committed line of credit with $6.0 million in payments throughout the year and $40.0 million related to the close of the Ecova sale,

•	payment of $40.0 million for the redemption and maturity of long-term debt (primarily related to AEL&P paying off its existing debt),

•	cash payments of $54.2 million to noncontrolling interests and $20.9 million to stock option holders and redeemable noncontrolling interests of Ecova related to the Ecova sale in 2014,

•
issuance of $4.1 million of common stock (net of issuance costs) excluding issuances related to the acquisition of AERC. We issued $150.1 million of common stock to AERC shareholders, and this is reflected as a non-cash financing activity,

•	repurchase of $79.9 million of our common stock during 2014 using the proceeds from our sale of Ecova, and

•	a $16.2 million increase in cash related to the fluctuation in the balance of customer fund obligations at Ecova.

AVISTA CORPORATION

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
The gross gain on the sale of Ecova of $160.6 million for 2014 is deducted in reconciling net income to net cash provided by operating activities. The cash proceeds from the sale (which includes the gross gain) is included in investing activities.
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

AVISTA CORPORATION

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
Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and capital leases	$93,167	2.9%	$6,424	0.2%
Current portion of nonrecourse long-term debt (Spokane Energy)	—	—%	1,431	0.1%
Short-term borrowings	105,000	3.2%	105,000	3.4%
Long-term debt to affiliated trusts	51,547	1.6%	51,547	1.6%
Long-term debt and capital leases	1,480,111	45.4%	1,480,702	47.3%
Total debt	1,729,825	53.1%	1,645,104	52.6%
Total Avista Corporation shareholders’ equity	1,528,626	46.9%	1,483,671	47.4%
Total	$3,258,451	100.0%	$3,128,775	100.0%
Our shareholders’ equity increased $45.0 million during 2015 primarily due to net income, partially offset by the repurchase of common stock and dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time.
The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
See "Executive Level Summary" for a detailed discussion of the liquidity and capital resource transactions which occurred during 2015 and our anticipated needs for 2016.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s committed line of credit were as follows as of and for the year ended December 31 (dollars in thousands):

	2015	2014	2013
Balance outstanding at end of year	$105,000	$105,000	$171,000
Letters of credit outstanding at end of year	$44,595	$32,579	$27,434
Maximum balance outstanding during the year	$180,000	$171,000	$171,000
Average balance outstanding during the year	$95,573	$62,088	$27,580
Average interest rate during the year	0.98%	1.01%	1.14%
Average interest rate at end of year	1.18%	0.93%	1.02%
Any default on the line of credit or other financing arrangements of Avista Corp. or any of our “significant subsidiaries,” if any, could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of December 31, 2015, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
We are restricted under our Restated Articles of Incorporation, as amended, as to the additional preferred stock we can issue. As of December 31, 2015, we could issue $1.3 billion of additional preferred stock at an assumed dividend rate of 6.3 percent. We are not planning to issue preferred stock.

AVISTA CORPORATION

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
However, Avista Corp. and AEL&P may not individually issue any additional first mortgage bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless the particular entity issuing the bonds has “net earnings” (as defined in the Mortgages) for any period of 12 consecutive calendar months out of the preceding 18 calendar months that were at least twice the annual interest requirements on all mortgage securities at the time outstanding, including the first mortgage bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2015, property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $1.1 billion in aggregate principal amount of additional first mortgage bonds at Avista Corp. and $5.0 million at AEL&P. We believe that we have adequate capacity to issue first mortgage bonds to meet our financing needs over the next several years.
Capital Expenditures
Utility cash-basis capital expenditures were $1,013.3 million for the years 2013 through 2015 including $13.8 million at AEL&P for 2014 and 2015.
The following table summarizes our expected future capital expenditures by year (in thousands):

	Avista Utilities	AEL&P
Expected total annual capital expenditures (by year)
2016	375,000	17,000
2017	405,000	13,000
2018	405,000	18,000
Most of the capital expenditures at Avista Utilities are for upgrading our existing facilities and technology, and not for construction of new facilities. A significant portion of the capital expenditures at AEL&P are for the construction of an additional back-up generation plant planned to be completed in 2016 and a new hydroelectric generation project in 2017 and 2018.

AVISTA CORPORATION

The following graph shows the Avista Utilities' capital budget for 2016:
These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had $44.6 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $32.6 million as of December 31, 2014.
Pension Plan
We contributed $12.0 million to the pension plan in 2015. We expect to contribute a total of $60.0 million to the pension plan in the period 2016 through 2020, with an annual contribution of $12.0 million over that period.
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
Credit Ratings
Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Enterprise Risk Management – Demands for Collateral” and “Note 6 of the Notes to Consolidated Financial Statements.” The following table summarizes our credit ratings as of February 23, 2016:

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
Dividends
On February 5, 2016, Avista Corp.’s Board of Directors declared a quarterly dividend of $0.3425 per share on the Company’s common stock. This was an increase of $0.0125 per share, or 3.8 percent from the previous quarterly dividend of $0.3300 per share.
See "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a detailed discussion of our dividend policy and the factors which could limit the payment of dividends.
Contractual Obligations
The following table provides a summary of our future contractual obligations as of December 31, 2015 (dollars in millions):

	2016	2017	2018	2019	2020	Thereafter
Avista Utilities:
Long-term debt maturities	$90	$—	$273	$90	$52	$949
Long-term debt to affiliated trusts	—	—	—	—	—	52
Interest payments on long-term debt (1)	74	73	64	56	52	697
Short-term borrowings	105	—	—	—	—	—
Energy purchase contracts (2)	341	233	215	202	150	1,266
Operating lease obligations (3)	2	1	1	—	—	3
Other obligations (4)	34	31	26	31	32	192
Information technology contracts (5)	2	2	—	—	—	—
Pension plan funding (6)	12	12	12	12	12	—

AERC (consolidated) total contractual commitments (7)	15	15	15	30	15	307

Avista Capital (consolidated) total contractual commitments (8)	2	1	1	1	1	—
Total contractual obligations	$677	$368	$607	$422	$314	$3,466

(1)
Represents our estimate of interest payments on long-term debt, which is calculated based on the assumption that all debt is outstanding until maturity. Interest on variable rate debt is calculated using the rate in effect at December 31, 2015.

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

(5)
Includes information service contracts which are recorded to other operating expenses in the Consolidated Statements of Income. On March 30, 2015, Avista Corp. provided a cancellation notice, effective May 31, 2015, to one of its information technology service providers. New contracts were entered into to replace the cancelled contract. The replacement contracts result in similar amount of expense each year; however, this resulted in a significant decrease in future information technology contractual commitments because the new contracts do not have minimum committed spending in them and are primarily time and materials contracts.

(6)
Represents our estimated cash contributions to pension plans and other postretirement benefit plans through 2020. We cannot reasonably estimate pension plan contributions beyond 2020 at this time and have excluded them from the table above.

(7)
Primarily relates to long-term debt and capital lease maturities and the related interest. AERC contractual commitments also include contractually required capital project funding and operating and maintenance costs associated with the Snettisham hydroelectric project. These costs are generally recovered through base retail rates.

AVISTA CORPORATION

(8)	Primarily relates to operating lease commitments and a commitment to fund a limited liability company in exchange for equity ownership, made by a subsidiary of Avista Capital.
The above contractual obligations do not include income tax payments. Also, asset retirement obligations are not included above and payments associated with these have historically been less than $1 million per year. There are approximately $16.0 million remaining asset retirement obligations as of December 31, 2015.
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
In retail markets, we compete with various rural electric cooperatives and public utility districts in and adjacent to our service territories in the provision of service to new electric customers. Alternative energy technologies, including customer-sited solar, wind or geothermal generation, may also compete with us for sales to existing customers. While the risk is currently small in our service territory given the small numbers of customers utilizing these technologies, advances in power generation, energy efficiency and other alternative energy technologies could lead to more wide-spread usage of these technologies, thereby reducing customer demand for the energy supplied by us. This reduction in usage and demand would reduce our revenue and negatively impact our financial condition including possibly leading to our inability to fully recover our investments in generation, transmission and distribution assets. Similarly, our natural gas distribution operations compete with other energy sources including heating oil, propane and other fuels.
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

AVISTA CORPORATION

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
We track multiple economic indicators affecting three distinct metropolitan statistical areas in our Avista Utilities service area: Spokane, Washington, Coeur d'Alene, Idaho, and Medford, Oregon. Several key indicators are employment change, unemployment rates and foreclosure rates. On a year-over-year basis, December 2015 showed positive job growth, and lower unemployment rates in all three metropolitan areas. However, the unemployment rates in Spokane and Medford are still above the national average. Except for Medford, foreclosure rates are in line with or below the U.S rate in all areas, and key leading indicators, initial unemployment claims and residential building permits, continue to signal modest growth over the next 12 months. Therefore, in 2016, we expect economic growth in our service area to be somewhat stronger than the U.S. as a whole.
Nonfarm employment (non-seasonally adjusted) in our eastern Washington, northern Idaho, and southwestern Oregon metropolitan service areas exhibited moderate growth between December 2014 and December 2015. In Spokane, Washington employment growth was 2.5 percent with gains in all major sectors except leisure and hospitality. Employment increased by 4.4 percent in Coeur d'Alene, Idaho, reflecting gains in all major sectors except information and leisure and hospitality. In Medford, Oregon, employment growth was 3.3 percent, with gains in all major sectors except construction. U.S. nonfarm sector jobs grew by 1.9 percent in the same 12-month period.
Seasonally adjusted unemployment rates went down in December 2015 from the year earlier in Spokane, Coeur d'Alene, and Medford. In Spokane the rate was 7.7 percent in December 2014 and declined to 6.3 percent in December 2015; in Coeur d'Alene the rate went from 5.1 percent to 4.7 percent; and in Medford the rate declined from 8.2 percent to 6.5 percent. The U.S. rate declined from 5.6 percent to 5.0 percent in the same period.
Except for the Medford area, the housing market in our Avista Utilities service area continues to experience foreclosure rates in line with the national average. The December 2015 national rate was 0.08 percent, compared to 0.08 percent in Spokane County, Washington; 0.04 percent in Kootenai County (Coeur d'Alene), Idaho; and 0.1 percent in Jackson County (Medford), Oregon.
Our AEL&P service area is centered in Juneau. Although Juneau is Alaska’s state capital, it is not a metropolitan statistical area. This means breadth and frequency of economic data is more limited. Therefore, the dates of Juneau's economic data may significantly lag the period of this filing.
The Quarterly Census of Employment and Wages for Juneau shows employment increased 0.5 percent between second quarter 2014 and second quarter 2015. The modest growth in employment was largely due to gains in construction; manufacturing; trade, transportation, and utilities; information; professional and business services; and leisure and hospitality, mostly offset by a contraction in government employment, which is Juneau's largest single sector. Government (including active duty military personnel) accounts for approximately 37 percent of total employment. Employment declines also occurred in natural resources and mining; financial activities; education and health services; and other services. Between December 2014 and December 2015 the non-seasonally adjusted unemployment rate decreased from 5.0 percent to 4.7 percent.
The Juneau foreclosure rate is below the U.S. rate. The December 2015 rate was 0.02 percent compared to 0.08 percent for the U.S.
Based on our forecast for 2016 through 2019 for Avista Utilities' service area, we expect annual electric customer growth to average 1.0 percent, within a forecast range of 0.6 percent to 1.4 percent. We expect annual natural gas customer growth to average 1.1 percent, within a forecast range of 0.6 percent to 1.6 percent. We anticipate retail electric load growth to average 0.7 percent, within a forecast range of 0.4 percent and 1.0 percent. We expect natural gas load growth to average 1.1 percent, within a forecast range of 0.6 percent and 1.6 percent. The forecast ranges reflect (1) the inherent uncertainty associated with the economic assumptions on which forecasts are based and (2) natural gas customer and load growth has been historically volatile.
In AEL&P's service area, we expect annual residential customer growth to be in a narrow range around 0.4 percent for 2016 through 2019. We expect no significant growth in commercial and government customers over the same period. We anticipate that average annual total load growth will be in a narrow range around 0.6 percent, with residential load growth averaging 0.6 percent; commercial 0.8 percent; and government 0 percent (no load growth).

AVISTA CORPORATION

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
Clean Air Act
We must comply with the requirements under the Clean Air Act (CAA) in operating our thermal generating plants. The CAA currently requires a Title V operating permit for Colstrip (expires in 2017), Coyote Springs 2 (expires in 2018), the Kettle Falls GS (application has been made for a new permit), and the Rathdrum CT (application has been made for a new permit). Boulder Park GS, Northeast CT, and other activities only require minor source operating or registration permits based on their limited operation and emissions. The Title V operating permits are renewed every five years and updated to include newly applicable CAA requirements. We actively monitor legislative, regulatory and program developments within the CAA that may impact our facilities.
On March 6, 2013, the Sierra Club and Montana Environmental Information Center, filed a Complaint (Complaint) in the United States District Court for the District of Montana, Billings Division, against the owners of Colstrip. The Complaint alleges certain violations of the CAA. See “Sierra Club and Montana Environmental Information Center Complaint Against the Owners of Colstrip” in “Note 19 of the Notes to Consolidated Financial Statements” for further information on this matter.
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

AVISTA CORPORATION

For the remaining portion of the rule that utilized Particulate Matter as a surrogate for air toxics (including metals and acid gases), the Colstrip owners reviewed recent stack testing data and expected that no additional emission control systems would be needed for Units 3 & 4 MATS compliance.
On June 29, 2015, the Supreme Court held that the EPA's interpretation of MATS was unreasonable when it deemed cost irrelevant for MATS regulation. The EPA's interpretation of MATS has been reversed and remanded.
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
Coal Ash Management/Disposal
On April 17, 2015, the EPA published a final rule regarding coal combustion residuals (CCRs), also termed coal combustion byproducts or coal ash in the Federal Register, and this rule became effective on October 15, 2015. Colstrip, of which we are a 15 percent owner of Units 3 and 4, produces this byproduct. The rule establishes technical requirements for CCR landfills and surface impoundments under Subtitle D of the Resource Conservation and Recovery Act, the nation's primary law for regulating solid waste. We, in conjunction with the other owners, are developing a multi-year compliance plan to strategically address the new CCR requirements and existing state obligations while maintaining operational stability. During the second quarter of 2015, the operator of Colstrip provided an initial cost estimate of the expected retirement costs associated with complying with the new CCR rule and this estimate was subsequently updated during the fourth quarter of 2015. Based on the initial assessments, Avista Corp. recorded an increase to its asset retirement obligations of $12.5 million with a corresponding increase in the cost basis of the utility plant.
In addition to an increase to our ARO, there are expected to be significant compliance costs at Colstrip in the future, both operating and capital costs, due to a series of incremental infrastructure improvements which are separate from any retirement obligations. Due to the preliminary nature of available data, we cannot reasonably estimate the future compliance costs; however, we will update our ARO and compliance cost estimates when data becomes available.
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

AVISTA CORPORATION

Climate Change - Federal Regulatory Actions
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
The Final CPP establishes individual state emission reduction goals based upon the assumed potential for (1) heat rate improvements at coal-fired units, (2) increased utilization of natural gas-fired combined cycle plants, and (3) increased utilization of low or zero carbon emitting generation resources. As expressed in the final rule, states have until September 2016 to submit state compliance plans, with a potential for two-year extensions. Avista Corp. owns two EGUs that are subject to the Final CPP: its portion (15 percent of Units 3 & 4) of Colstrip in Montana and Coyote Springs 2 in Oregon. States may adopt rate-based or mass-based plans, and may choose to focus compliance on specific EGUs or adopt broader measures to reduce carbon emissions from this sector. The states in which Avista Utilities generates or delivers electricity, Washington, Idaho, Montana and Oregon, are all evaluating options for developing state plans, which will define compliance approaches and obligations. Alaska was exempted in the Final CPP. The EPA may consider rulemaking for Alaska and Hawaii, both states which lack regional grid connections, in the future.
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
GHG emission standards could result in significant compliance costs. Such standards could also preclude us from developing, operating or contracting with certain types of generating plants. Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect us and others in the industry as transmission system modifications to improve resiliency may be needed in order to meet those requirements. The promulgated and proposed GHG rulemakings mentioned above have been legally challenged in multiple venues. On February 9, 2016, the U.S. Supreme Court granted a request for stay, halting implementation of the CPP. Given this development and the ongoing legal challenges, we cannot fully predict the outcome or estimate the extent to which our facilities may be impacted by these regulations at this time. We intend to seek recovery of any costs related to compliance with these requirements through the ratemaking process.
Climate Change - State Legislation and State Regulatory Activities
The states of Washington and Oregon have adopted non-binding targets to reduce GHG emissions. Both states enacted their targets with an expectation of reaching the targets through a combination of renewable energy standards, and assorted “complementary policies,” but no specific reductions are mandated.
Washington and Oregon apply a GHG emissions performance standard (EPS) to electric generation facilities used to serve retail loads in their jurisdictions. The EPS prevents utilities from constructing or purchasing generation facilities, or entering into power purchase agreements of five years or longer duration, to purchase energy produced by plants that have emission levels higher than 1,100 pounds of GHG per MWh. The Washington State Department of Commerce (Commerce) initiated a process to adopt a lower emissions performance standard in 2012, any new standard will be applicable until at least 2017. Commerce published a supplemental notice of proposed rulemaking on January 16, 2013 with a new EPS of 970 pounds of GHG per MWh. We will engage in the next process to revise the EPS, which should occur in 2017.
The Energy Independence Act (EIA) in Washington requires electric utilities with over 25,000 customers to acquire qualified renewable energy resources and/or renewable energy credits equal to 15 percent of the utility's total retail load in 2020. I-937 also requires these utilities to meet biennial energy conservation targets beginning in 2012. The renewable energy standard increases from three percent in 2012 to nine percent in 2016. Failure to comply with renewable energy and efficiency standards could result in penalties of $50 per MWh or greater assessed against a utility for each MWh it is deficient in meeting a standard. We have met, and will continue to meet, the requirements of EIA through a variety of

AVISTA CORPORATION

renewable energy generating means, including, but not limited to, some combination of hydro upgrades, wind and biomass. In 2012, EIA was amended in such a way that our Kettle Falls GS and certain other biomass energy facilities, which commenced operation before March 31, 1999, are considered resources that may be used to meet the renewable energy standards beginning in 2016.
The Washington State Department of Ecology (Ecology) has commenced rulemaking, using its existing authorities, to cap and reduce carbon emissions across the State of Washington in pursuit of the State’s carbon goals, which were enacted in 2008 by the Washington State Legislature (Legislature). The rule applies to sources of annual greenhouse emissions in excess of 100,000 tons for the first compliance period of 2017 through 2019; this threshold incrementally decreases to 70,000 metric tons beginning in 2035. The rule affects stationary sources and transportation fuel suppliers, as well as natural gas distribution companies. Ecology has identified approximately 30 entities responsible for 60 percent of the state’s emission sources that would be regulated under the proposed rule. The proposed rule would only apply to Avista Corp. as a natural gas distribution company, for the emissions associated with the use of the gas we provide our customers. The Governor of Washington ordered Ecology to finalize the rule by June 2016.
An Initiative to the Legislature (I-732), which would impose a carbon tax on fossil-fueled generation and natural gas distribution, as well as on transportation fuels, has qualified for submittal to the Legislature. The Legislature may enact the measure into law, pass an alternative, in which case the original initiative and the alternative will be referred to the voters in November, or allow the measure to go onto the ballot in its original form. In addition, a coalition of environmental and labor groups in Washington announced its intent to file an initiative at the start of 2016 that would apply cap and trade regulation to sources of greenhouse gas emissions, with proceeds from the State's sale of compliance instruments (allowances) dedicated to clean-energy investments and other government programs. If filed and if it gains sufficient signatures, this initiative would go on the general ballot in 2016. While we cannot predict the eventual outcome of actions arising out of initiatives, proposed legislation and regulatory actions at this time nor estimate the effect thereof, we will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to our utility operations.
On February 6, 2014, the UTC issued a letter finding that Puget Sound Energy’s (PSE’s) 2013 Electric Integrated Resource Plan meets the requirements of the Revised Code of Washington and the Washington Administrative Code. In its letter, however, the UTC expressed concern regarding the continued operation of the Colstrip plant as a resource to serve retail customers. Although the UTC recognized that the results of the analyses presented by PSE “differed significantly between [Colstrip] Units 1 and 2 and Units 3 and 4,” the UTC did not limit its concerns solely to Colstrip Units 1 and 2. The UTC recommended that PSE “consult with UTC staff to consider a Colstrip Proceeding to determine the prudency of any new investment in Colstrip before it is made or, in the alternative, a closure or partial-closure plan.” As a 15 percent owner of Colstrip Units 3 and 4, we cannot estimate the effect of such proceeding, should it occur, on the future ownership and operation of our share of Colstrip Units 3 and 4. Our remaining investment in Colstrip Units 3 and 4 as of December 31, 2015 was $118.8 million.
In Oregon, legislation has been introduced which would require Portland General Electric and Pacificorp to remove coal-fired generation from their rate-base by 2030. Because these two utilities, along with Avista Utilities, hold minority interests in Colstrip, the legislation could indirectly impact Avista Utilities, though specific impacts cannot be identified at this time. While the legislation requires the two utilities to eliminate Colstrip from their rates, they would be permitted to sell the output of their shares of Colstrip into the wholesale market or, as is the case with Pacificorp, reallocate the plant to other states. We cannot predict the eventual outcome of actions arising from this legislation at this time or estimate the effect thereof; however, we will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to our generation assets.
Threatened and Endangered Species and Wildlife
A number of species of fish in the Northwest are listed as threatened or endangered under the Federal Endangered Species Act (ESA). Efforts to protect these and other species have not significantly impacted generation levels at any of our hydroelectric facilities. We are implementing fish protection measures at our hydroelectric project on the Clark Fork River under a 45-year FERC operating license for Cabinet Gorge and Noxon Rapids (issued March 2001) that incorporates a comprehensive settlement agreement. The restoration of native salmonid fish, including bull trout, is a key part of the agreement. The result is a collaborative native salmonid restoration program with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana on the lower Clark Fork River, consistent with requirements of the FERC license. The U.S. Fish & Wildlife Service issued an updated Critical Habitat Designation for bull trout in 2010 that includes the lower Clark Fork River, as well as portions of the Coeur d'Alene basin within our Spokane River Project area, and issued a final Bull Trout Recovery Plan under the ESA. Issues related to these activities are expected to be resolved through the ongoing collaborative effort of our

AVISTA CORPORATION

Clark Fork and Spokane River FERC licenses. See “Fish Passage at Cabinet Gorge and Noxon Rapids” in “Note 19 of the Notes to Consolidated Financial Statements” for further information.
Various statutory authorities, including the Migratory Bird Treaty Act, have established penalties for the unauthorized take of migratory birds. Because we operate facilities that can pose risks to a variety of such birds, we have developed and follow an avian protection plan.
Other
For other environmental issues and other contingencies see “Note 19 of the Notes to Consolidated Financial Statements.”
Enterprise Risk Management
The material risks to our businesses are discussed in "Item 1A. Risk Factors," "Forward-Looking Statements," as well as "Environmental Issues and Contingencies." The following discussion focuses on our mitigation processes and procedures to address these risks.
We consider the management of these risks an integral part of managing our core businesses and a key element of our approach to corporate governance.
Risk management includes identifying and measuring various forms of risk that may affect the Company. We have an enterprise risk management process for managing risks throughout our organization. Our Board of Directors and its Committees take an active role in the oversight of risk affecting the Company. Our risk management department facilitates the collection of risk information across the Company, providing senior management with a consolidated view of the Company’s major risks and risk mitigation measures. Each area identifies risks and implements the related mitigation measures. The enterprise risk process supports management in identifying, assessing, quantifying, managing and mitigating the risks. Despite all risk mitigation measures, however, risks are not eliminated.
Our primary identified categories of risk exposure are:

• Financial	• Compliance
• Utility regulatory	• Technology
• Energy commodity	• Strategic
• Operational	• External Mandates
Financial Risk
Financial risk is any risk that could have a direct material impact on the financial performance or financial viability of the Company. Broadly, financial risks involve variation of earnings and liquidity. Underlying risks include, but are not limited to, those described in "Item 1A. Risk Factors."
We mitigate financial risk in a variety of ways including through oversight from the Finance Committee of our Board of Directors and from senior management. Our Regulatory department is also critical in risk mitigation as they have regular communications with state commission regulators and staff and they monitor and develop rate strategies for the Company. Rate strategies, such as decoupling, help mitigate the impacts of revenue fluctuations due to weather, conservation or the economy. We also have a Treasury department that monitors our daily cash position and future cash flow needs, as well as monitoring market conditions to determine the appropriate course of action for capital financing and/or hedging strategies.
Weather Risk
To partially mitigate the risk of financial underperformance due to weather-related factors, we developed decoupling rate mechanisms that were approved by the Washington and Idaho commissions. Decoupling mechanisms are designed to break the link between a utility's revenues and consumers' energy usage and instead provide revenue based on the number of customers, thus mitigating a large portion of the risk associated with lower customer loads. See "Regulatory Matters" for further discussion of our decoupling mechanisms.
Access to Capital Markets
Our capital requirements rely to a significant degree on regular access to capital markets. We actively engage with rating agencies, banks, investors and state public utility commissions to understand and address the factors that support access to capital markets on reasonable terms. We manage our capital structure to maintain a financial risk profile that these parties will deem prudent. We forecast cash requirements to determine liquidity needs, including sources and variability of cash flows that may arise from our spending plans or from external forces, such as changes in energy prices or interest rates. Our financial and

AVISTA CORPORATION

operating forecasts consider various metrics that affect credit ratings. Our regulatory strategies include working with state public utility commissions and filing for rate changes as appropriate to meet financial performance expectations.
Interest Rate Risk
Uncertainty about future interest rates causes risk related to a portion of our existing debt, our future borrowing requirements, and our pension and other post-retirement benefit obligations. We manage debt interest rate exposure by limiting our variable rate debt to a percentage of total capitalization of the Company. We hedge a portion of our interest rate risk on forecasted debt issuances with financial derivative instruments, which may include interest rate swaps and U.S. Treasury lock agreements. The Finance Committee of our Board of Directors periodically reviews and discusses interest rate risk management processes and the steps management has undertaken to control interest rate risk. Our Risk Management Committee, which is comprised of certain officers and other management personnel, also reviews our interest rate risk management plan. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities.
Our interest rate swap agreements are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances. Interest rates on our long-term debt are generally set based on underlying U.S. Treasury rates plus credit spreads, which are based on our credit ratings and prevailing market prices for debt. The swap agreements hedge against changes in the U.S. Treasury rates but do not hedge the credit spread.
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
The following table summarizes our interest rate swap agreements outstanding as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31,	December 31,
	2015	2014
Number of agreements	23	22
Notional amount	$455,000	$420,000
Mandatory cash settlement dates	2016 to 2022	2015 to 2018
Short-term derivative assets (1)	$—	$460
Long-term derivative assets (1)	23	—
Short-term derivative liability (1)	(19,264)	(7,325)
Long-term derivative liability (1) (2)	(30,679)	(40,857)

(1)	There are offsetting regulatory assets and liabilities for these items on the Consolidated Balance Sheets in accordance with regulatory accounting practices.

(2)
The balance as of December 31, 2015 and December 31, 2014 reflects the offsetting of $34.0 million and $28.9 million, respectively of cash collateral against the net derivative positions where a legal right of offset exists.

In anticipation of issuing long-term debt in future years, we entered into three interest rate swap agreements in January 2016, hedging an aggregate notional amount of $30.0 million with mandatory cash settlement dates in 2018 and 2022.
The following table shows our outstanding interest rate swaps as of February 23, 2016 (dollars in thousands):

As of Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
February 23, 2016	6	115,000	2016
	4	55,000	2017
	13	265,000	2018
	3	40,000	2019
	4	50,000	2022

AVISTA CORPORATION

We estimate that a 10-basis-point increase in forward LIBOR interest rates as of December 31, 2015 would decrease the interest rate swap derivative net liability by $9.8 million, while a 10-basis-point decrease would increase the interest rate swap net liability by $10.1 million.
We estimated that a 10-basis-point increase in forward LIBOR interest rates as of December 31, 2014 would have decreased the interest rate swap derivative net liability by $9.0 million, while a 10-basis-point decrease would increase the interest rate swap net liability by $9.3 million.
The interest rate on $51.5 million of long-term debt to affiliated trusts is adjusted quarterly, reflecting current market rates. Amounts borrowed under our committed line of credit agreements have variable interest rates.
Historically, during years where we have long-term debt that is maturing, we have to issue long-term debt to replace the maturing debt. To hedge our interest rate risk associated with these expected long-term debt issuances, we enter into interest rate swap agreements (discussed above). The following table shows our long-term debt (including current portion) and related weighted average interest rates, by expected maturity dates as of December 31, 2015 (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate long-term debt (1)	$90,000	$—	$272,500	$105,000	$52,000	$1,023,500	$1,543,000	$1,650,815
Weighted average interest rate	0.84%	—	6.07%	5.22%	3.89%	5.15%	5.02%
Variable rate long-term debt to affiliated trusts	—	—	—	—	—	$51,547	$51,547	$36,083
Weighted average interest rate	—	—	—	—	—	1.29%	1.29%

(1)	These balances include the fixed rate long-term debt of Avista Corp., AEL&P and AERC.
Our pension plan is exposed to interest rate risk because the value of pension obligations and other post-retirement obligations vary directly with changes in the discount rates, which are derived from end-of-year market interest rates. In addition, the value of pension investments and potential income on pension investments is partially affected by interest rates because a significant portion of pension investments are in fixed income securities. The Finance Committee of the Board of Directors approves investment policies, objectives and strategies that seek an appropriate return for the pension plan and it reviews and approves changes to the investment and funding policies. We manage interest rate risk associated with our pension and other post-retirement benefit plans by investing a targeted amount of pension plan assets in fixed income investments that have maturities with similar profiles to future projected benefit obligations. We have implemented a liability-driven investment process for the pension plan with the objective of enhancing the match between changes in pension investments and changes in pension obligations and reducing volatility of annual pension expense arising from changes in interest rates.
Credit Risk
Counterparty non-performance risk relates to potential losses that we would incur as a result of non-performance of contractual obligations by counterparties to deliver energy or make financial settlements.
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
We seek to mitigate credit risk by:

•	transacting through clearinghouse exchanges,

•	entering into bilateral contracts that specify credit terms and protections against default,

•	applying credit limits and duration criteria to existing and prospective counterparties,

•	actively monitoring current credit exposures,

AVISTA CORPORATION

•	asserting our collateral rights with counterparties, and

•	carrying out transaction settlements timely and effectively.
The extent of transactions conducted through exchanges has increased as many market participants have shown a preference toward exchange trading and have reduced bilateral transactions. We actively monitor the collateral required by such exchanges to effectively manage our capital requirements.
To address the impact on our operations of energy market price volatility, our hedging practices for electricity (including fuel for generation) and natural gas extend beyond the current operating year. Executing this extended hedging program may increase credit risk and demands for collateral. Our credit risk management process is designed to mitigate such credit risks through limit setting, contract protections and counterparty diversification, among other practices.
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

Credit exposure can change significantly in periods of commodity price and interest rate volatility. As a result, sudden and significant demands may be made against our credit facilities and cash. We actively monitor the exposure to possible collateral calls and take steps to minimize capital requirements.
Counterparties’ credit exposure to us is dynamic in normal markets and may change significantly in more volatile markets. The amount of potential default risk to us from each counterparty depends on the extent of forward contracts, unsettled transactions, interest rates and market prices. There is a risk that we do not obtain sufficient additional collateral from counterparties that are unable or unwilling to provide it.
As of December 31, 2015, we had cash deposited as collateral of $28.7 million and letters of credit of $28.2 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at December 31, 2015, we would potentially be required to post additional collateral of up to $9.0 million. This amount is different from the amount disclosed in “Note 6 of the Notes to Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 6, this analysis also takes into account contractual threshold limits that are not considered in Note 6. Without contractual threshold limits, we would potentially be required to post additional collateral of $18.4 million.
Under the terms of interest rate swap agreements that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of December 31, 2015, we had interest rate swap agreements outstanding with a notional amount totaling $455.0 million and we had deposited cash in the amount of $34.0 million and letters of credit of $9.6 million as collateral for these interest rate swap derivative contracts. If our credit ratings were lowered to below “investment grade” based on our interest rate swap agreements outstanding at December 31, 2015, we would have to post $18.8 million of additional collateral.
Foreign Currency Risk
A significant portion of our utility natural gas supply (including fuel for electric generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of our short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices. The short-term natural gas transactions are typically settled within sixty days with U.S. dollars. We economically hedge a portion of the foreign currency risk by purchasing Canadian currency exchange contracts when such commodity transactions are initiated. This risk has not had a material effect on our financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations are included with natural gas supply costs for ratemaking.
Further information for derivatives and fair values is disclosed at “Note 6 of the Notes to Consolidated Financial Statements” and “Note 16 of the Notes to Consolidated Financial Statements.”

AVISTA CORPORATION

Utility Regulatory Risk
Because we are primarily a regulated utility, we face the risk that regulators may not grant rates that provide timely or sufficient recovery of our costs or allow a reasonable rate of return for our shareholders. This includes costs associated with our investment in rate base, as well as commodity costs and other operating and financing expenses.
We mitigate regulatory risk through oversight from our Board of Directors and from senior management. We have a separate regulatory group which communicates with commission regulators and staff regarding the Company’s business plans and concerns. The regulatory group also considers the regulator’s priorities and rate policies and makes recommendations to senior management on regulatory strategy for the Company. See “Regulatory Matters” for further discussion of regulatory matters affecting our Company.
Energy Commodity Risk
Energy commodity risks are associated with fulfilling our obligation to serve customers, managing variability of energy facilities, rights and obligations and fulfilling the terms of our energy commodity agreements with counterparties. These risks include, among other things, those described in "Item 1A. Risk Factors."
We mitigate energy commodity risk primarily through our energy resources risk policy, which includes oversight from the Risk Management Committee, which is comprised of certain officers and other management and oversight from the Audit Committee and the Environmental, Technology and Operations Committee of our Board of Directors. In conjunction with the oversight committees, our management team develops hedging strategies, detailed resource procurement plans, resource optimization strategies and long-term integrated resource planning to mitigate some of the risk associated with energy commodities. The various plans and strategies are monitored daily and developed with quantitative methods.
Our energy resources risk policy, which includes our wholesale energy markets credit policy and control procedures to manage energy commodity price and credit risks. Nonetheless, adverse changes in commodity prices, generating capacity, customer loads, regulation and other factors may result in losses of earnings, cash flows and/or fair values.
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
Our projected retail natural gas loads and resources are regularly reviewed by operating management and the Risk Management Committee. To manage the impacts of volatile natural gas prices, we seek to procure natural gas through a diversified mix of spot market purchases and forward fixed price purchases from various supply basins and time periods. We have an active hedging program that extends several years into the future with the goal of reducing price volatility in our natural gas supply costs. We use natural gas storage capacity to support high demand periods and to procure natural gas when prices are likely to be seasonally lower. Securing prices throughout the year and even into subsequent years mitigates potential adverse impacts of significant purchase requirements in a volatile price environment.

AVISTA CORPORATION

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2015 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2016	$(6,928)	$(14,988)	$(5,895)	$(41,006)	$82	$28,857	$173	$22,445
2017	(6,403)	36	(1,050)	(9,473)	(23)	3,971	(1,125)	313
2018	(5,614)	—	—	(3,554)	(50)	—	(1,172)	(162)
2019	(3,072)	—	(22)	(1,964)	(44)	—	(1,220)	—
2020	—	—	35	(18)	—	—	(1,130)	—
Thereafter	—	—	—	—	—	—	(679)	—

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
See "Item 1. Business – Electric Operations," "Item 1. Business – Natural Gas Operations," and "Item 1A. Risk Factors" for additional discussion of the risks associated with Energy Commodities.
Operational Risk
Operational risk involves potential disruption, losses, or excess costs arising from external events or inadequate or failed internal processes, people and systems. Our operations are subject to operational and event risks that include, but are not limited to, those described in "Item 1A. Risk Factors."
To manage operational and event risks, we maintain emergency operating plans, business continuity and disaster recovery plans, maintain insurance coverage against some, but not all, potential losses and seek to negotiate indemnification arrangements with contractors for certain event risks. In addition, we design and follow detailed vegetation management and asset management inspection plans, which help mitigate wildfire and storm event risks, as well as identify utility assets which may be failing and in need of repair or replacement. We also have an Emergency Operating Center, which is a team of employees that plan for and train to deal with potential emergencies or unplanned outages at our facilities, resulting from natural disasters or other events. To prevent unauthorized access to our facilities, we have both physical and cyber security in place.
To address the risk related to fuel cost, availability and delivery restraints, we have an energy resources risk policy, which includes our wholesale energy markets credit policy and control procedures to manage energy commodity price and credit risks. Development of the energy resources risk policy includes planning for sufficient capacity to meet our customer and wholesale energy delivery obligations. See further discussion of the energy resources risk policy above.
Oversight of the operational risk management process is performed by the Environmental, Technology and Operations Committee of our Board of Directors and from senior management with input from each operating department.

AVISTA CORPORATION

Compliance Risk
Compliance risk is the potential consequences of legal or regulatory sanctions or penalties arising from the failure of the Company to comply with requirements of applicable laws, rules and regulations. We have extensive compliance obligations. Our primary compliance risks and obligations include, among others, those described in "Item 1A. Risk Factors."
We mitigate compliance risk through oversight from the Environmental, Technology and Operations Committee and the Audit Committee of our Board of Directors and from senior management. We also have separate Regulatory and Environmental Compliance departments that monitor legislation, regulatory orders and actions to determine the overall potential impact to our Company and develop strategies for complying with the various rules and regulations. We also engage outside attorneys, and consultants, when necessary, to help ensure compliance with laws and regulations.
See "Item 1. Business, Regulatory Issues" through "Item 1. Business, Reliability Standards" and “Environmental Issues and Contingencies” for further discussion of compliance issues that impact our Company.
Technology Risk
Our primary technology risks are described in "Item 1A. Risk Factors."
We mitigate technology risk through trainings and exercises at all levels of the Company. The Environmental, Technology and Operations Committee of our Board of Directors along with senior management are regularly briefed on security policy, programs and incidents. Annual cyber and physical training and testing of employees are included in our enterprise security program as is business continuity testing and a data breach response exercises.
Technology governance is led by senior management, which includes new technology strategy, risk planning and major project planning and approval. The technology project management office and enterprise capital planning group provide project cost, timeline and schedule oversight. In addition, there are independent third party audits of our critical infrastructure security program and our business risk security controls.
We have a Technology department dedicated to securing, maintaining, evaluating and developing our information technology systems. There is regular training of the technology and security team. This group also evaluates the Company's technology for obsolescence and makes recommendations for upgrading or replacing systems as necessary. This group also monitors for intrusion and security events that may include a data breach.
Strategic Risk
Strategic risk relates to the potential impacts resulting from incorrect assumptions about external and internal factors, inappropriate business plans, ineffective business strategy execution, or the failure to respond in a timely manner to changes in the regulatory, macroeconomic or competitive environments. Our primary strategic risks include, among others, those described in "Item 1A. Risk Factors."
We mitigate strategic risk through detailed oversight from the Board of Directors and from senior management. We also have a Chief Strategy Officer that heads a Strategic Initiatives department, to search for and evaluate opportunities for the Company and makes recommendations to senior management. The Strategic Initiatives department not only focuses on whether opportunities are financially viable, but also considers whether these opportunities fall within our core policies and our core business strategies. We mitigate our reputational risk primarily through a focus on adherence to our core policies, including our Code of Conduct, maintaining an appropriate Company culture and tone at the top, and through communication and engagement of our external stakeholders.
External Mandates Risk
External mandate risk involves forces outside the Company, which may include significant changes in customer expectations, disruptive technologies that result in obsolescence of our business model and government action that could impact the Company. See "Environmental Issues and Contingencies" and "Forward-Looking Statements" for a discussion of or reference to our external mandates risks.
We mitigate external mandate risk through detailed oversight from the Environmental, Technology and Operations Committee of our Board of Directors and from senior management. We have a Climate Council which meets internally to assess the potential impacts of climate policy to our business and to identify strategies to plan for change. We also have employees dedicated to actively engage and monitor federal, state and local government positions and legislative actions that may affect us or our customers.

AVISTA CORPORATION

To prevent the threat of municipalization, we work to build strong relationships with the communities we serve through, among other things:

•	communication and involvement with local business leaders and community organizations,

•	providing customers with a multitude of limited income initiatives, including energy fairs, senior outreach and low income workshops, mobile outreach strategy and a Low Income Rate Assistance Plan,

•	tailoring our internal company initiatives to focus on choices for our customers, to increase their overall satisfaction with the Company, and

•	engaging in the legislative process in a manner that fosters the interests of our customers and the communities we serve.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth in the Enterprise Risk Management section of "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm and Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Avista Corporation
Spokane, Washington
We have audited the accompanying consolidated balance sheets of Avista Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avista Corporation and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 23, 2016

CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Years Ended December 31
Dollars in thousands, except per share amounts

	2015	2014	2013
Operating Revenues:
Utility revenues	$1,456,091	$1,433,343	$1,402,195
Non-utility revenues	28,685	39,219	39,549
Total operating revenues	1,484,776	1,472,562	1,441,744
Operating Expenses:
Utility operating expenses:
Resource costs	656,964	678,244	689,586
Other operating expenses	303,221	286,832	276,228
Depreciation and amortization	143,499	129,570	117,174
Taxes other than income taxes	97,657	94,300	88,435
Non-utility operating expenses:
Other operating expenses	29,526	30,418	38,651
Depreciation and amortization	695	610	581
Total operating expenses	1,231,562	1,219,974	1,210,655
Income from operations	253,214	252,588	231,089
Interest expense	79,968	75,302	77,118
Interest expense to affiliated trusts	473	450	467
Capitalized interest	(3,546)	(3,924)	(3,676)
Other income-net	(9,300)	(11,346)	(5,167)
Income from continuing operations before income taxes	185,619	192,106	162,347
Income tax expense	67,449	72,240	58,014
Net income from continuing operations	118,170	119,866	104,333
Net income from discontinued operations (Note 5)	5,147	72,411	7,961
Net income	123,317	192,277	112,294
Net income attributable to noncontrolling interests	(90)	(236)	(1,217)
Net income attributable to Avista Corp. shareholders	$123,227	$192,041	$111,077
 The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF INCOME (continued)

Avista Corporation
For the Years Ended December 31
Dollars in thousands, except per share amounts

	2015	2014	2013
Amounts attributable to Avista Corp. shareholders:
Net income from continuing operations	$118,080	$119,817	$104,273
Net income from discontinued operations	5,147	72,224	6,804
Net income attributable to Avista Corp. shareholders	$123,227	$192,041	$111,077
Weighted-average common shares outstanding (thousands), basic	62,301	61,632	59,960
Weighted-average common shares outstanding (thousands), diluted	62,708	61,887	59,997
Earnings per common share attributable to Avista Corp. shareholders, basic:
Earnings per common share from continuing operations	$1.90	$1.94	$1.74
Earnings per common share from discontinued operations	0.08	1.18	0.11
Total earnings per common share attributable to Avista Corp. shareholders, basic	$1.98	$3.12	$1.85
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$1.89	$1.93	$1.74
Earnings per common share from discontinued operations	0.08	1.17	0.11
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$1.97	$3.10	$1.85
 The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Years Ended December 31
Dollars in thousands

	2015	2014	2013
Net income	$123,317	$192,277	$112,294
Other Comprehensive Income (Loss):
Unrealized investment gains/(losses) - net of taxes of $0, $664 and $(1,026), respectively	—	1,126	(1,741)
Reclassification adjustment for realized gains on investment securities included in net income - net of taxes of $0, $(1) and $(7), respectively	—	(2)	(12)
Reclassification adjustment for realized losses on investment securities included in net income from discontinued operations - net of taxes of $0, $273 and $0, respectively	—	462	—
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $667, $(1,967) and $1,418, respectively	1,238	(3,655)	2,634
Total other comprehensive income (loss)	1,238	(2,069)	881
Comprehensive income	124,555	190,208	113,175
Comprehensive income attributable to noncontrolling interests	(90)	(236)	(1,217)
Comprehensive income attributable to Avista Corporation shareholders	$124,465	$189,972	$111,958
The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

Avista Corporation
As of December 31
Dollars in thousands

	2015	2014
Assets:
Current Assets:
Cash and cash equivalents	$10,484	$22,143
Accounts and notes receivable-less allowances of $4,530 and $4,888, respectively	169,413	171,925
Utility energy commodity derivative assets	683	1,525
Regulatory asset for utility derivatives	17,260	29,640
Materials and supplies, fuel stock and stored natural gas	54,148	66,356
Deferred income taxes	—	14,794
Income taxes receivable	24,121	43,893
Other current assets	29,937	45,071
Total current assets	306,046	395,347
Net Utility Property:
Utility plant in service	5,129,192	4,718,062
Construction work in progress	202,683	227,758
Total	5,331,875	4,945,820
Less: Accumulated depreciation and amortization	1,433,286	1,325,858
Total net utility property	3,898,589	3,619,962
Other Non-current Assets:
Investment in exchange power-net	8,983	11,433
Investment in affiliated trusts	11,547	11,547
Goodwill	57,672	57,976
Long-term energy contract receivable	14,694	28,202
Other property and investments-net	50,750	42,016
Total other non-current assets	143,646	151,174
Deferred Charges:
Regulatory assets for deferred income tax	101,240	100,412
Regulatory assets for pensions and other postretirement benefits	235,009	235,758
Other regulatory assets	99,798	91,920
Regulatory asset for unsettled interest rate swaps	83,973	77,063
Non-current regulatory asset for utility derivatives	32,420	24,483
Other deferred charges	5,928	4,852
Total deferred charges	558,368	534,488
Total assets	$4,906,649	$4,700,971
The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation
As of December 31
Dollars in thousands

	2015	2014
Liabilities and Equity:
Current Liabilities:
Accounts payable	$114,349	$112,974
Current portion of long-term debt and capital leases	93,167	6,424
Current portion of nonrecourse long-term debt of Spokane Energy	—	1,431
Short-term borrowings	105,000	105,000
Utility energy commodity derivative liabilities	14,268	18,045
Other current liabilities	147,896	141,395
Total current liabilities	474,680	385,269
Long-term debt and capital leases	1,480,111	1,480,702
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	261,594	254,140
Pensions and other postretirement benefits	201,453	189,489
Deferred income taxes	747,477	710,342
Other non-current liabilities and deferred credits	161,500	146,240
Total liabilities	3,378,362	3,217,729
Commitments and Contingencies (See Notes to Consolidated Financial Statements)
Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 62,312,651 and 62,243,374 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1,004,336	999,960
Accumulated other comprehensive loss	(6,650)	(7,888)
Retained earnings	530,940	491,599
Total Avista Corporation shareholders’ equity	1,528,626	1,483,671
Noncontrolling Interests	(339)	(429)
Total equity	1,528,287	1,483,242
Total liabilities and equity	$4,906,649	$4,700,971
The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Years Ended December 31
Dollars in thousands

	2015	2014	2013
Operating Activities:
Net income	$123,317	$192,277	$112,294
Non-cash items included in net income:
Depreciation and amortization	147,835	138,337	133,189
Provision for deferred income taxes	51,801	144,269	23,532
Power and natural gas cost amortizations (deferrals), net	21,358	(14,821)	(9,408)
Amortization of debt expense	3,526	3,692	3,813
Amortization of investment in exchange power	2,450	2,450	2,450
Stock-based compensation expense	6,914	8,114	6,218
Equity-related AFUDC	(8,331)	(8,808)	(6,066)
Pension and other postretirement benefit expense	37,050	22,943	42,067
Amortization of Spokane Energy contract	13,508	12,417	11,414
Write-off of wind generation capitalized costs	—	—	2,534
Gain on sale of Ecova	(777)	(160,612)	—
Other	(6,881)	9,009	12,982
Contributions to defined benefit pension plan	(12,000)	(32,000)	(44,263)
Changes in certain current assets and liabilities:
Accounts and notes receivable	(10,538)	16,425	(32,675)
Materials and supplies, fuel stock and stored natural gas	12,208	(19,394)	2,509
Increase in collateral posted for derivative instruments	(13,301)	(23,301)	(16,073)
Income taxes receivable	19,772	(36,110)	(5,006)
Other current assets	2,338	(7,117)	2,608
Accounts payable	(8,138)	(12,562)	(8,389)
Other current liabilities	(6,471)	32,060	8,827
Net cash provided by operating activities	375,640	267,268	242,557
Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(393,425)	(325,516)	(294,363)
Other capital expenditures	(885)	(6,427)	(8,750)
Federal and state grant payments received	2,730	2,530	3,409
Cash received (paid) in acquisition, net	(95)	15,007	—
Decrease (increase) in funds held for clients	—	(18,931)	1,815
Purchase of securities available for sale	—	(12,267)	(35,949)
Sale and maturity of securities available for sale	—	14,612	22,960
Proceeds from sale of Ecova, net of cash sold	13,856	229,903	—
Other	(10,008)	(2,647)	(1,339)
Net cash used in investing activities	$(387,827)	$(103,736)	$(312,217)
The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Years Ended December 31
Dollars in thousands

	2015	2014	2013
Financing Activities:
Net increase (decrease) in short-term borrowings	$—	$(66,000)	$119,000
Borrowings from Ecova line of credit	—	—	3,000
Repayment of borrowings from Ecova line of credit	—	(46,000)	(11,000)
Proceeds from issuance of long-term debt	100,000	150,000	90,000
Redemption and maturity of long-term debt and capital leases	(2,905)	(39,971)	(50,462)
Maturity of nonrecourse long-term debt of Spokane Energy	(1,431)	(16,407)	(14,965)
Cash received (paid) for settlement of interest rate swap agreements	(9,326)	5,429	2,901
Issuance of common stock, net of issuance costs	1,560	4,060	4,609
Repurchase of common stock	(2,920)	(79,856)	—
Cash dividends paid	(82,397)	(78,314)	(73,276)
Increase in client fund obligations	—	16,216	11,278
Payment to noncontrolling interests for sale of Ecova	—	(54,179)	—
Payment to option holders and redeemable noncontrolling interests for sale of Ecova	—	(20,871)	—
Other	(2,053)	1,930	(4,315)
Net cash provided by (used in) financing activities	528	(223,963)	76,770
Net increase (decrease) in cash and cash equivalents	(11,659)	(60,431)	7,110
Cash and cash equivalents at beginning of year	22,143	82,574	75,464
Cash and cash equivalents at end of year	$10,484	$22,143	$82,574
Supplemental Cash Flow Information:
Cash paid (received) during the year:
Interest	$79,673	$73,526	$75,411
Income taxes (net of total refunds of $37,200, $35,573 and $123, respectively)	(9,961)	45,416	44,772
Non-cash financing and investing activities:
Accounts payable for capital expenditures	35,248	26,959	12,723
Valuation adjustment for redeemable noncontrolling interests	—	(15,873)	10,704
Receivable for escrow amounts associated with the sale of Ecova	—	13,079	—
Non-cash stock issuance for acquisition of AERC	—	150,119	—
The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Avista Corporation
For the Years Ended December 31
Dollars in thousands

	2015	2014	2013
Common Stock, Shares:
Shares outstanding at beginning of year	62,243,374	60,076,752	59,812,796
Shares issued through equity compensation plans	125,620	51,127	58,002
Shares issued through Employee Investment Plan (401-K)	33,057	33,168	42,073
Shares issued through Dividend Reinvestment Plan	—	110,501	163,881
Shares issued for acquisition	—	4,501,441	—
Shares repurchased	(89,400)	(2,529,615)	—
Shares outstanding at end of year	62,312,651	62,243,374	60,076,752
Common Stock, Amount:
Balance at beginning of year	$999,960	$896,993	$889,237
Equity compensation expense	6,035	7,676	6,002
Issuance of common stock through equity compensation plans	462	108	(1,342)
Issuance of common stock through Employee Investment Plan (401-K)	1,099	1,005	1,127
Issuance of common stock through Dividend Reinvestment Plan	—	3,441	4,360
Issuance of common stock for acquisition, net of issuance costs	—	149,625	—
Payment of minimum tax withholdings for share-based payment awards	(1,832)	—	—
Repurchase of common stock	(1,431)	(40,486)	—
Equity transactions of consolidated subsidiaries	—	(1,062)	(3,007)
Payment to option holders and redeemable noncontrolling interests for sale of Ecova	—	(20,871)	—
Excess tax benefits	43	3,531	616
Balance at end of year	1,004,336	999,960	896,993
Accumulated Other Comprehensive Loss:
Balance at beginning of year	(7,888)	(5,819)	(6,700)
Other comprehensive income (loss)	1,238	(2,069)	881
Balance at end of year	(6,650)	(7,888)	(5,819)
Retained Earnings:
Balance at beginning of year	491,599	407,092	376,940
Net income attributable to Avista Corporation shareholders	123,227	192,041	111,077
Cash dividends paid (common stock)	(82,397)	(78,314)	(73,276)
Repurchase of common stock	(1,489)	(39,370)	—
Valuation adjustments and other noncontrolling interests activity	—	10,150	(7,649)
Balance at end of year	530,940	491,599	407,092
Total Avista Corporation shareholders’ equity	$1,528,626	$1,483,671	$1,298,266
The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (continued)

Avista Corporation
For the Years Ended December 31
Dollars in thousands

	2015	2014	2013
Noncontrolling Interests:
Balance at beginning of year	$(429)	$20,001	$17,658
Net income attributable to noncontrolling interests	90	240	1,066
Issuance of subsidiary noncontrolling interests	—	—	480
Purchase of subsidiary noncontrolling interests	—	—	(4,182)
Deconsolidation of noncontrolling interests related to sale of Ecova	—	(23,612)	—
Other	—	2,942	4,979
Balance at end of year	(339)	(429)	20,001
Total equity	$1,528,287	$1,483,242	$1,318,267
Redeemable Noncontrolling Interests:
Balance at beginning of year	$—	$15,889	$4,938
Net income attributable to noncontrolling interests	—	(4)	151
Purchase of subsidiary noncontrolling interests	—	(12)	(405)
Valuation adjustments and other noncontrolling interests activity	—	(15,873)	11,205
Balance at end of year	$—	$—	$15,889
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
On July 1, 2014, Avista Corp. acquired AERC, and as of that date, AERC became a wholly-owned subsidiary of Avista Corp. The primary subsidiary of AERC is AEL&P, comprising regulated electric utility operations in Juneau, Alaska. There are no AERC earnings included in the overall results of Avista Corp. prior to July 1, 2014. See Note 4 for information regarding the acquisition of AERC.
Avista Capital, a wholly owned subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses. During the first half of 2014 and prior, Avista Capital’s subsidiaries included Ecova, which was an 80.2 percent owned subsidiary prior to its disposition on June 30, 2014. Ecova was a provider of energy efficiency and other facility information and cost management programs and services for multi-site customers and utilities throughout North America. See Note 5 for information regarding the disposition of Ecova and Note 21 for business segment information.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include:

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
System of Accounts
The accounting records of the Company’s utility operations are maintained in accordance with the uniform system of accounts prescribed by the FERC and adopted by the state regulatory commissions in Washington, Idaho, Montana, Oregon and Alaska.

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
Utility Revenues
Utility revenues related to the sale of energy are recorded when service is rendered or energy is delivered to customers. Revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) are reported on a net basis as part of utility revenues. AEL&P does not have booked out transactions. The determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, the amount of energy delivered to customers since the date of the last meter reading is estimated and the corresponding unbilled revenue is estimated and recorded. Our estimate of unbilled revenue is based on:

•	the number of customers,

•	current rates,

•	meter reading dates,

•	actual native load for electricity,

•	actual throughput for natural gas, and

•	electric line losses and natural gas system losses.
Any difference between actual and estimated revenue is automatically corrected in the following month when the actual meter reading and customer billing occurs.
Accounts receivable includes unbilled energy revenues of the following amounts as of December 31 (dollars in thousands):

	2015	2014
Unbilled accounts receivable	$62,003	$80,718
Other Non-Utility Revenues
Revenues from the other businesses are primarily derived from the operations of AM&D, doing business as METALfx, and are recognized when the risk of loss transfers to the customer, which occurs when products are shipped. In addition, prior to Spokane Energy's dissolution in 2015, there were revenues at Spokane Energy related to a long-term fixed rate electric capacity contract. This contract was transferred to Avista Corp. during the second quarter of 2015 and the revenues from this contract are now included in utility revenues.
Depreciation
For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing composite rates for utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives. For utility operations, the ratio of depreciation provisions to average depreciable property was as follows for the years ended December 31:

	2015	2014	2013
Avista Utilities
Ratio of depreciation to average depreciable property	3.09%	2.97%	2.90%
Alaska Electric Light and Power Company
Ratio of depreciation to average depreciable property	2.42%	2.43%	N/A

AVISTA CORPORATION

The average service lives for the following broad categories of utility plant in service are (in years):

	Avista Utilities	Alaska Electric Light and Power Company
Electric thermal/other production	40	36
Hydroelectric production	79	45
Electric transmission	57	39
Electric distribution	36	38
Natural gas distribution property	45	N/A
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

	2015	2014	2013
Utility taxes	$59,173	$58,250	$55,565
Allowance for Funds Used During Construction
The AFUDC represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. As prescribed by regulatory authorities, AFUDC is capitalized as a part of the cost of utility plant and the debt component is credited against total interest expense in the Consolidated Statements of Income in the line item “capitalized interest.” The equity component of AFUDC is included in the Consolidated Statement of Income in the line item “other income-net.” The Company is permitted, under established regulatory rate practices, to recover the capitalized AFUDC, and a reasonable return thereon, through its inclusion in rate base and the provision for depreciation after the related utility plant is placed in service. Cash inflow related to AFUDC does not occur until the related utility plant is placed in service and included in rate base. The effective AFUDC rate was the following for the years ended December 31:

	2015	2014	2013
Avista Utilities
Effective AFUDC rate	7.32%	7.64%	7.64%
Alaska Electric Light and Power Company
Effective AFUDC rate	9.31%	10.37%	N/A

Income Taxes
A deferred income tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s consolidated income tax returns. The deferred income tax expense for the period is equal to the net change in the deferred income tax asset and liability accounts from the beginning to the end of the period. The effect on deferred income taxes from a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax liabilities and regulatory assets are established for income tax benefits flowed through to customers. The Company recognizes the effect of state tax credits, which are generated from utility plant, as they are utilized. The Company did not incur any penalties on income tax positions in 2015, 2014 or 2013. The Company would recognize interest accrued related to income tax positions as interest expense and any penalties incurred as other operating expense.
Stock-Based Compensation
The Company currently issues three types of stock-based compensation awards - restricted shares, market-based awards and performance-based awards. Historically, these stock compensation awards have not been material to the Company's overall financial results. Compensation cost relating to share-based payment transactions is recognized in the Company’s financial statements based on the fair value of the equity or liability instruments issued and recorded over the requisite service period.

AVISTA CORPORATION

The Company recorded stock-based compensation expense (included in other operating expenses) and income tax benefits in the Consolidated Statements of Income of the following amounts for the years ended December 31 (dollars in thousands):

	2015	2014	2013
Stock-based compensation expense	$6,914	$6,007	$5,037
Income tax benefits	2,420	2,102	1,763
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
Total Shareholder Return (TSR) awards are market-based awards and Cumulative Earnings Per Share (CEPS) awards are performance awards. CEPS awards were first granted in 2014. Both types of awards vest after a period of three years and are payable in cash or Avista Corp. common stock at the end of the three-year period. The method of settlement is at the discretion of the Company and historically the Company has settled these awards through issuance of Avista Corp. common stock and intends to continue this practice. Both types of awards entitle the recipients to dividend equivalent rights, are subject to forfeiture under certain circumstances, and are subject to meeting specific market or performance conditions. Based on the level of attainment of the market or performance conditions, the amount of cash paid or common stock issued will range from 0 to 200 percent of the initial awards granted. Dividend equivalent rights are accumulated and paid out only on shares that eventually vest and have met the market and performance conditions.
For both the TSR awards and the CEPS awards, the Company accounts for them as equity awards and compensation cost for these awards is recognized over the requisite service period, provided that the requisite service period is rendered. For TSR awards, if the market-condition is not met at the end of the three-year service period, there will be no change in the cumulative amount of compensation cost recognized, since the awards are still considered vested even though the market metric was not met. For CEPS awards, at the end of the three-year service period, if the internal performance metric of cumulative earnings per share is not met, all compensation cost for these awards is reversed as these awards are not considered vested.
The fair value of each TSR award is estimated on the date of grant using a statistical model that incorporates the probability of meeting the market targets based on historical returns relative to a peer group. The estimated fair value of the equity component of CEPS awards was estimated on the date of grant as the share price of Avista Corp. common stock on the date of grant, less the net present value of the estimated dividends over the three-year period.
The following table summarizes the number of grants, vested and unvested shares, earned shares (based on market metrics), and other pertinent information related to the Company's stock compensation awards for the years ended December 31:

	2015	2014	2013
Restricted Shares
Shares granted during the year	58,302	62,075	44,556
Shares vested during the year	(60,379)	(52,899)	(55,456)
Unvested shares at end of year	106,091	112,042	104,416
Unrecognized compensation expense at end of year (in thousands)	$1,705	$1,349	$1,199
TSR Awards
TSR shares granted during the year	116,435	117,550	175,000
TSR shares vested during the year	(171,334)	(167,584)	(176,718)
TSR shares earned based on market metrics	222,734	97,199	—
Unvested TSR shares at end of year	223,697	287,834	344,684
Unrecognized compensation expense (in thousands)	$3,219	$2,833	$3,651
CEPS Awards
CEPS shares granted during the year	58,259	59,025	—
Unvested CEPS shares at end of year	111,887	58,017	—
Unrecognized compensation expense (in thousands)	$1,840	$1,577	$—
Outstanding TSR and CEPS share awards include a dividend component that is paid in cash. This component of the share grants is accounted for as a liability award. These liability awards are revalued on a quarterly basis taking into account the number of awards outstanding, historical dividend rate, the change in the value of the Company’s common stock relative to an external benchmark (TSR awards only) and the amount of CEPS earned to-date compared to estimated CEPS over the

AVISTA CORPORATION

performance period (CEPS awards only). Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. As of December 31, 2015 and 2014, the Company had recognized cumulative compensation expense and a liability of $1.5 million and $1.3 million, respectively, related to the dividend component on the outstanding and unvested share grants.
Other Income - Net
Other Income - net consisted of the following items for the years ended December 31 (dollars in thousands):

	2015	2014	2013
Interest income	$653	$987	$754
Interest on regulatory deferrals	48	220	126
Equity-related AFUDC	8,331	8,808	6,066
Net gain (loss) on investments	(637)	276	(3,378)
Other income	905	1,055	1,599
Total	$9,300	$11,346	$5,167
Earnings per Common Share Attributable to Avista Corporation Shareholders
Basic earnings per common share attributable to Avista Corp. shareholders is computed by dividing net income attributable to Avista Corp. shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share attributable to Avista Corp. shareholders is calculated by dividing net income attributable to Avista Corp. shareholders (adjusted for the effect of potentially dilutive securities issued to noncontrolling interests by the Company's subsidiaries) by diluted weighted average common shares outstanding during the period, including common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalent shares include shares issuable upon exercise of stock options and contingent stock awards. See Note 18 for earnings per common share calculations.
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

	2015	2014	2013
Allowance as of the beginning of the year	$4,888	$44,309	$44,155
Additions expensed during the year	5,802	5,296	5,099
Net deductions (1)	(6,160)	(44,717)	(4,945)
Allowance as of the end of the year	$4,530	$4,888	$44,309

(1)
During the second quarter of 2014, the Company received $15.0 million in gross proceeds related to the settlement of its California wholesale power markets litigation. The gross proceeds effectively settled all outstanding receivables and payables at Avista Energy (which had been fully reserved against since 2001). As a result of the settlement, the Company reversed $15.0 million of the allowance, which was recorded as a reduction to non-utility other operating expenses on the Consolidated Statements of Income, and the remainder of the receivables, payables and allowance of $24.5 million were removed from the Consolidated Balance Sheets (and had no effect on net income).

AVISTA CORPORATION

Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of December 31 (dollars in thousands):

	2015	2014
Materials and supplies	$37,101	$32,483
Fuel stock	4,273	5,142
Stored natural gas	12,774	28,731
Total	$54,148	$66,356
Utility Plant in Service
The cost of additions to utility plant in service, including an allowance for funds used during construction and replacements of units of property and improvements, is capitalized. The cost of depreciable units of property retired plus the cost of removal less salvage is charged to accumulated depreciation.
Asset Retirement Obligations
The Company records the fair value of a liability for an asset retirement obligation (ARO) in the period in which it is incurred. When the liability is initially recorded, the associated costs of the ARO are capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the related capitalized costs are depreciated over the useful life of the related asset. In addition, if there are changes in the estimated timing or estimated costs of the AROs, adjustments are recorded during the period new information becomes available as an increase or decrease to the liability, with the offset recorded to the related long-lived asset. Upon retirement of the asset, the Company either settles the ARO for its recorded amount or incurs a gain or loss. The Company records regulatory assets and liabilities for the difference between asset retirement costs currently recovered in rates and AROs recorded since asset retirement costs are recovered through rates charged to customers (see Note 9 for further discussion of the Company's asset retirement obligations).
The Company recovers certain asset retirement costs through rates charged to customers as a portion of its depreciation expense for which the Company has not recorded asset retirement obligations. The Company has recorded the amount of estimated retirement costs collected from customers (that do not represent legal or contractual obligations) and included them as a regulatory liability on the Consolidated Balance Sheets in the following amounts as of December 31 (dollars in thousands):

	2015	2014
Regulatory liability for utility plant retirement costs	$261,594	$254,140
Goodwill
Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of net assets acquired. The Company evaluates goodwill for impairment using a combination of discounted cash flow models and a market approach on at least an annual basis or more frequently if impairment indicators arise. The Company completed its annual evaluation of goodwill for potential impairment as of November 30, 2015 and determined that goodwill was not impaired at that time.
The changes in the carrying amount of goodwill are as follows (dollars in thousands):

	Ecova	AEL&P	Other	Accumulated Impairment Losses	Total
Balance as of January 1, 2014	$71,011	$—	$12,979	$(7,733)	$76,257
Adjustments	112	—	—	—	112
Goodwill sold during the year	(71,123)	—	—	—	(71,123)
Goodwill acquired during the year	—	52,730	—	—	52,730
Balance as of the December 31, 2014	—	52,730	12,979	(7,733)	57,976
Adjustments	—	(304)	—	—	(304)
Balance as of the December 31, 2015	$—	$52,426	$12,979	$(7,733)	$57,672
Accumulated impairment losses are attributable to the other businesses. The goodwill sold during 2014 relates to the Ecova disposition, which occurred on June 30, 2014. See Note 5 for information regarding this sales transaction. The goodwill

AVISTA CORPORATION

acquired during 2014 relates to the acquisition of AERC and the goodwill associated with this acquisition is not deductible for tax purposes. See Note 4 for information regarding this business acquisition and Note 21 regarding the Company's reportable segments.
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
For interest rate swap agreements, each period Avista Utilities records all mark-to-market gains and losses as assets and liabilities and records offsetting regulatory assets and liabilities, such that there is no income statement impact. Upon settlement of interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the term of the associated debt. While the Company has not received any formal accounting orders from the various state commissions allowing for the offset of interest rate swap assets and liabilities with regulatory assets and liabilities, the Company has deemed this accounting treatment appropriate and future recovery probable due to the regulatory precedents set in prior general rate cases and the fact that the state commissions view interest rate swap derivatives as risk management tools similar to energy commodity derivatives.
As of December 31, 2015, the Company has multiple master netting agreements with a variety of entities that allow for cross-commodity netting of derivative agreements with the same counterparty (i.e. power derivatives can be netted with natural gas derivatives) under ASC 815-10-45. The Company does not have any agreements which allow for cross-affiliate netting among multiple affiliated legal entities. The Company nets all derivative instruments when allowed by the agreement for presentation in the Consolidated Balance Sheets.
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
Regulatory accounting practices require that certain costs and/or obligations (such as incurred power and natural gas costs not currently included in rates, but expected to be recovered or refunded in the future), are reflected as deferred charges or credits on the Consolidated Balance Sheets. These costs and/or obligations are not reflected in the Consolidated Statements of Income until the period during which matching revenues are recognized. The Company also has decoupling revenue deferrals. As opposed to cost deferrals which are not recognized in the Consolidated Statements of Income until they are included in rates,

AVISTA CORPORATION

decoupling revenue is recognized in the Consolidated Statements of Income during the period it occurs (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage), subject to certain limitations, and a regulatory asset/liability is established which will be surcharged or rebated to customers in future periods. GAAP requires that for any alternative regulatory revenue program, like decoupling, the revenue must be collected from customers within 24 months of the deferral to qualify for recognition in the current period Consolidated Statement of Income. Any amounts included in the Company's decoupling program that won't be collected from customers within 24 months are not recorded in the financial statements until the period in which revenue recognition criteria are met. This could ultimately result in more decoupling revenue being collected from customers over the life of the decoupling program than what is deferred and recognized in the current period financial statements.
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

See Note 20 for further details of regulatory assets and liabilities.
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
Unamortized Debt Expense
Unamortized debt expense includes debt issuance costs that are amortized over the life of the related debt. See further discussion related to the Consolidated Balance Sheet classification of these costs below under reclassifications.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consisted of the following as of December 31 (dollars in thousands):

	2015	2014
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $3,580 and $4,247, respectively	$6,650	$7,888

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss by component for the years ended December 31 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	2015	2014	Affected Line Item in Statement of Income
Realized gains on investment securities	$—	$3	(a)
Realized losses on investment securities	—	(735)	(a)
	—	(732)	Total before tax
	—	272	Tax benefit (a)
	$—	$(460)	Net of tax
Amortization of defined benefit pension items
Amortization of net prior service cost	$(31)	$1,094	(b)
Amortization of net loss	(2,623)	83,301	(b)
Adjustment due to effects of regulation	749	(78,773)	(b)
	(1,905)	5,622	Total before tax
	667	(1,967)	Tax expense (benefit)
	$(1,238)	$3,655	Net of tax

(a)	These amounts were included as part of net income from discontinued operations for all periods presented (see Note 5 for additional details).

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10 for additional details).
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
The appropriated retained earnings amounts included in retained earnings were as follows as of December 31 (dollars in thousands):

	2015	2014
Appropriated retained earnings	$21,030	$14,270
Operating Leases
The Company has multiple lease arrangements involving various assets, with minimum terms ranging from 1 to 45 years. Future minimum lease payments required under operating leases having initial or remaining noncancelable lease terms in excess of one year were not material as of December 31, 2015.
Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses losses that do not meet these conditions for accrual, if there is a reasonable possibility that a material loss may be incurred. As of December 31, 2015, the Company has not recorded any significant amounts related to unresolved contingencies. See Note 19 for further discussion of the Company's commitments and contingencies.
Reclassifications
Certain prior year amounts on the Company's Consolidated Balance Sheets were reclassified to conform to the current year

AVISTA CORPORATION

presentation. The reclassifications related the presentation of debt issuance costs due to the retrospective adoption of FASB ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" as of December 31, 2015. This resulted in a decrease to Other Deferred Charges and a decrease to Long-Term Debt and Capital Leases of $11.4 million as of December 31, 2014. There was no other impact on the Company's financial statements or results of operations.
Also, the Company adopted FASB ASU 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes,” as of December 31, 2015 on a prospective basis, which resulted in all 2015 deferred income taxes being classified as noncurrent liabilities on the Consolidated Balance Sheet, compared to 2014 under the previous guidance, which required entities to separately present Deferred Tax Assets (DTAs) and Deferred Tax Liabilities (DTLs) as current and noncurrent in a classified balance sheet. This makes the 2015 presentation of deferred income taxes incomparable to the 2014 presentation of deferred income taxes.
See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the adoption of both of these ASUs.
NOTE 2. NEW ACCOUNTING STANDARDS
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU amends the definition of a discontinued operation and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 makes it more difficult for a disposal transaction to qualify as a discontinued operation. In addition, the ASU requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the Balance Sheet rather than just the current period, and it requires additional disclosures on the face of the Statement of Cash Flows regarding discontinued operations. This ASU became effective for periods beginning on or after December 15, 2014; however, early adoption was permitted. The Company evaluated this standard and determined that it would not early adopt this standard. Since the disposition of Ecova occurred before the effective date of this standard, and the Company did not early adopt this standard, there is no impact on the Company's financial condition, results of operations and cash flows in the current year.
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
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This ASU amends the presentation of debt issuance costs in the financial statements such that an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as a deferred asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for periods beginning on or after December 15, 2015; however, early adoption is permitted. Upon adoption, entities will apply the new guidance retrospectively to all comparable prior periods presented in the financial statements. The Company evaluated this standard and determined that it will early adopt this standard as of December 31, 2015. As such, the Company revised its presentation of debt issuance costs for long-term debt in the Consolidated Balance Sheets for both periods presented. See Note 1 of the Notes to Consolidated Financial Statements - Reclassifications for the quantification of the impact on the prior year Consolidated Balance Sheet.

AVISTA CORPORATION

ASU No. 2015-03 did not address the presentation of debt issuance costs associated with line of credit arrangements. Accordingly, in August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU incorporates guidance from the Securities and Exchange Commission which states that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU was effective upon issuance. The presentation outlined in ASU No. 2015-15 is consistent with the Company's historical presentation of line of credit issuance costs; therefore, there is no impact on the Company's financial statements as a result of adopting this accounting standard in 2015.
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
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." This ASU removes, from the fair value hierarchy, investments for which the practical expedient is used to measure fair value at net asset value (NAV). Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, entities must provide certain disclosures for investments for which they elect to use the NAV practical expedient to determine fair value. This ASU is effective for periods beginning on or after December 15, 2015 and early adoption is permitted. The Company evaluated this standard and determined that it will early adopt this standard as of December 31, 2015. As required, this ASU is being applied retrospectively to all periods presented. The adoption of this standard did not affect the Company's future financial condition, results of operations and cash flows; however, it did affect the Company's disclosures. See Note 10 and 16 for the expanded disclosures surrounding the adoption of this ASU.
In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes,” which requires entities to present DTAs and DTLs as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. In addition, upon adoption, entities are permitted to apply the amendments either prospectively or retrospectively. The Company has evaluated this standard and determined that it will early adopt this standard as of December 31, 2015 and it will apply this ASU on a prospective basis. As such, the Consolidated Balance Sheet as of December 31, 2014 was not adjusted to reflect the new ASU. The Company early adopted this ASU to ease the burden of preparing its financial statements and eliminate the need to evaluate deferred taxes for current and noncurrent presentation.
NOTE 3. VARIABLE INTEREST ENTITIES
Lancaster Power Purchase Agreement
The Company has a PPA for the purchase of all the output of the Lancaster Plant, a 270 MW natural gas-fired combined cycle combustion turbine plant located in Kootenai County, Idaho, owned by an unrelated third-party (Rathdrum Power LLC), through 2026.
Avista Corp. has a variable interest in the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista

AVISTA CORPORATION

Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. Accordingly, neither the Lancaster Plant nor Rathdrum Power LLC is included in Avista Corp.’s consolidated financial statements. The Company has a future contractual obligation of approximately $296.5 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.
NOTE 4. BUSINESS ACQUISITIONS
Alaska Energy and Resources Company
On July 1, 2014, the Company acquired AERC, based in Juneau, Alaska, and as of that date, AERC became a wholly-owned subsidiary of Avista Corp.
The primary subsidiary of AERC is AEL&P, a regulated utility which provides electric services to approximately 17,000 customers in the City and Borough of Juneau (Juneau), Alaska as of December 31, 2015. In addition to the regulated utility, AERC owns AJT Mining, which is an inactive mining company holding certain properties.
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
The contract acquisition price and the fair value of consideration transferred for AERC were as follows (in thousands, except "per share" and number of shares data):

Contract acquisition price (using the calculated $32.46 per share common stock price)
Gross contract price	$170,000
Acquired cash	19,704
Acquired debt (excluding capital lease obligation)	(38,832)
Other closing adjustments (including the working capital adjustment)	37
Total adjusted contract price	$150,909

Fair value of consideration transferred
Avista Corp. common stock (4,500,014 shares at $33.35 per share)	$150,075
Avista Corp. common stock (1,427 shares at $30.71 per share)	44
Cash	4,792
Fair value of total consideration transferred	$154,911

AVISTA CORPORATION

The fair value of assets acquired and liabilities assumed as of July 1, 2014 (after consideration of the working capital adjustment and the income tax true-ups during the second quarter of 2015) were as follows (in thousands):

July 1, 2014
Assets acquired:
Current Assets:
Cash	$19,704
Accounts receivable - gross totals $3,928	3,851
Materials and supplies	2,017
Other current assets	999
Total current assets	26,571
Utility Property:
Utility plant in service	113,964
Utility property under long-term capital lease	71,007
Construction work in progress	3,440
Total utility property	188,411
Other Non-current Assets:
Non-utility property	6,660
Electric plant held for future use	3,711
Goodwill (1)	52,426
Other deferred charges and non-current assets	5,368
Total other non-current assets	68,165
Total assets	$283,147

Liabilities Assumed:
Current Liabilities:
Accounts payable	$700
Current portion of long-term debt and capital lease obligations	3,773
Other current liabilities (1)	2,807
Total current liabilities	7,280
Long-term debt	37,227
Capital lease obligations	68,840
Other non-current liabilities and deferred credits (1)	14,889
Total liabilities	$128,236

Total net assets acquired	$154,911

(1)
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

AVISTA CORPORATION

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
The following table summarizes the supplemental pro forma information for the years ended December 31 related to the acquisition of AERC as if the acquisition had occurred on January 1, 2013 (dollars in thousands - unaudited):

	2015	2014	2013
Actual Avista Corp. revenues from continuing operations (excluding AERC)	$1,439,807	$1,450,918	$1,441,744
Supplemental pro forma AERC revenues (1)	44,969	46,467	41,594
Total pro forma revenues	1,484,776	1,497,385	1,483,338

Actual AERC revenues included in Avista Corp. revenues (1)	44,969	21,644	—

Actual Avista Corp. net income from continuing operations attributable to Avista Corp. shareholders (excluding AERC)	111,772	116,665	104,273
Actual Avista Corp. net income from discontinued operations attributable to Avista Corp. shareholders	5,147	72,224	6,804
Adjustment to Avista Corp.'s net income for acquisition costs (net of tax) (2)	22	870	(892)
Supplemental pro forma AERC net income (1)	6,308	8,806	9,328
Total pro forma net income	123,249	198,565	119,513

Actual AERC net income included in Avista Corp. net income (1)	$6,308	$3,152	$—

(1)
AERC was acquired on July 1, 2014; therefore, all the revenues and net income for the second half of 2014 and all of 2015 are actual amounts that are included in Avista Corp.'s overall results. All revenue and net income amounts prior to July 1, 2014 are supplemental pro forma amounts and are excluded from Avista Corp.'s overall results.

(2)
This adjustment is to treat all transaction costs as if they occurred on January 1, 2013 and to remove them from the periods in which they actually occurred. The transaction costs were expensed and presented in the Consolidated Statements of Income in other operating expenses within utility operating expenses. Since the start of the transaction through December 31, 2015, Avista Corp. has expensed $3.0 million (pre-tax) in total transaction fees. In addition to the amounts expensed, through December 31, 2015, Avista Corp. has included $0.4 million in fees associated with the issuance of common stock for the transaction as a reduction to common stock. These fees do not impact the supplemental pro forma information above.

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
As expected, no claims were made against the Escrow as of September 30, 2015 (the end of the claims period) and accordingly, all Escrow amounts were released in October 2015 and the Company received its full portion of the Escrow proceeds together with the remainder of the working capital adjustment escrow for a total amount of $13.8 million. After consideration of the escrow amounts received, the sales transaction provided cash proceeds to Avista Corp., net of debt, payment to option and minority holders, income taxes and transaction expenses, of $143.7 million and resulted in a net gain of $74.8 million. Almost all of the net gain was recognized in 2014 with some true-ups during 2015.

AVISTA CORPORATION

The summary of cash proceeds associated with the sales transaction are as follows (in thousands):

Reconciliation to Statement of Cash Flows
Contract price	$335,000
Closing adjustments	4,103
Litigation settlement at Ecova	588
Gross proceeds from sale (1)	339,691
Cash sold in the transaction	(95,932)
Gross proceeds from sale of Ecova, net of cash sold (per Statement of Cash Flows) (2)	$243,759

Reconciliation of total net proceeds
Gross proceeds from sale (1)	$339,691
Repayment of long-term borrowings under committed line of credit	(40,000)
Payment to option holders and redeemable noncontrolling interests	(20,871)
Payment to noncontrolling interests	(54,179)
Transaction expenses withheld from proceeds	(5,461)
Net proceeds to Avista Capital (prior to tax payments) (2)	219,180
Tax payments made in 2014	(74,842)
Tax payments made in 2015	(590)
Total net proceeds related to sales transaction	$143,748

(1)
Of this total amount, approximately $16.8 million was held in escrow for 15 months from the transaction closing date for any indemnity claims and an additional $1.0 million was held in escrow pending resolution of adjustments to working capital. Both of these escrow accounts were resolved during 2015.

(2)	Of the total gross proceeds and total net proceeds received, approximately $229.9 million and $205.4 million was received in 2014, respectively, with the remainder being received in 2015.
Prior to the completion of the sales transaction, Ecova was a reportable business segment. The major classes of assets and liabilities and their carrying amounts immediately prior to the completion of the sales transaction were as follows:

June 30, 2014
Assets:
Current Assets:
Cash and cash equivalents	$95,932
Accounts and notes receivable-less allowances of $410	32,070
Investments and funds held for clients	114,598
Income taxes receivable	2,548
Other current assets	8,908
Total current assets	254,056
Other Non-current Assets:
Goodwill	71,123
Intangible assets-net of accumulated amortization of $42,266	37,185
Other property and investments-net	4,656
Total other non-current assets	112,964
Total assets	$367,020

AVISTA CORPORATION

June 30, 2014
Liabilities:
Current Liabilities:
Accounts payable	$72,453
Client fund obligations	115,333
Current portion of long-term debt	67
Other current liabilities	35,329
Total current liabilities	223,182
Long-term borrowings under committed line of credit	40,000
Other non-current liabilities	2,117
Total liabilities	$265,299
Amounts reported in discontinued operations for 2013 through 2015 relate solely to the Ecova business segment. The following table presents amounts that were included in discontinued operations for the years ended December 31 (dollars in thousands):

	2015	2014	2013
Revenues	$—	$87,534	$176,761
Gain on sale of Ecova (1)	777	160,612	—
Transaction expenses and accelerated employee benefits (2)	71	9,062	—
Gain on sale of Ecova, net of transaction expenses	706	151,550	—

Income before income taxes	706	156,025	13,177
Income tax expense (benefit) (3)	(4,441)	83,614	5,216
Net income from discontinued operations	5,147	72,411	7,961
Net income attributable to noncontrolling interests	—	(187)	(1,157)
Net income from discontinued operations attributable to Avista Corp. shareholders	$5,147	$72,224	$6,804

(1)	This represents the gross gain recorded to discontinued operations. The total gain net of taxes and transactions expenses is $74.8 million, of which $69.7 million was recognized during 2014.

(2)
Avista Corp.'s portion of the total transaction expenses was $9.1 million (including amounts which were withheld from the transaction net proceeds) and this was recognized during the second and third quarters of 2014 and the third and fourth quarters of 2015. All transaction expenses paid on the Ecova sale (including Avista Corp.'s portion and the portion attributable to the minority interest holders of Ecova) were $11.1 million, of which $5.5 million was withheld from the net proceeds and the remainder was paid during the second and third quarters of 2014. The transaction expenses were for legal, accounting and other consulting fees, and the accelerated employee benefits related to employee stock options which were settled in accordance with the Ecova equity plan.

(3)
The tax benefit during 2015 primarily resulted from the reversal of a valuation allowance against net operating losses at Ecova because the net operating losses were deemed realizable under the current tax code.

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

AVISTA CORPORATION

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
The following table presents the underlying energy commodity derivative volumes as of December 31, 2015 that are expected to be settled in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
2016	407	1,954	17,252	142,693	280	2,656	3,182	112,233
2017	397	97	675	49,200	255	483	1,360	26,965
2018	397	—	—	15,118	286	—	1,360	2,738
2019	235	—	305	6,935	158	—	1,345	—
2020	—	—	455	905	—	—	1,430	—
Thereafter	—	—	—	—	—	—	1,060	—

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
Foreign Currency Exchange Contracts
A significant portion of Avista Utilities’ natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within 60 days with U.S. dollars. Avista Utilities hedges a portion of the foreign currency risk by purchasing Canadian currency exchange contracts when such commodity transactions are initiated. This risk has not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations were included with natural gas supply costs for ratemaking. The following table summarizes the foreign currency hedges that the Company has entered into as of December 31 (dollars in thousands):

	2015	2014
Number of contracts	24	18
Notional amount (in United States dollars)	$1,463	$5,474
Notional amount (in Canadian dollars)	2,002	6,198
Interest Rate Swap Agreements
Avista Corp. is affected by fluctuating interest rates related to a portion of its existing debt, and future borrowing requirements. The Company hedges a portion of its interest rate risk with financial derivative instruments, which may include interest rate

AVISTA CORPORATION

swaps and U.S. Treasury lock agreements. These interest rate swaps and U.S. Treasury lock agreements are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances.
The following table summarizes the interest rate swaps that the Company has outstanding as of the balance sheet date indicated below (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
December 31, 2015	6	115,000	2016
	3	45,000	2017
	11	245,000	2018
	2	30,000	2019
	1	20,000	2022
December 31, 2014	5	75,000	2015
	5	95,000	2016
	3	45,000	2017
	9	205,000	2018
During the third quarter 2015, in connection with the execution of a purchase agreement for bonds that the Company issued in December 2015, the Company cash-settled five interest rate swap contracts (notional aggregate amount of $75.0 million) and paid a total of $9.3 million. The interest rate swap contracts were settled in connection with the pricing of $100.0 million of Avista Corp. first mortgage bonds that were issued in December 2015 (see Note 14). Upon settlement of interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the term of the associated debt.
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
Summary of Outstanding Derivative Instruments
The amounts recorded on the Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.
The following table presents the fair values and locations of derivative instruments recorded on the Consolidated Balance Sheet as of December 31, 2015 (in thousands):

		Fair Value
Derivative	Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netting	Net Asset (Liability) in Balance Sheet
Foreign currency contracts	Other current liabilities	$2	$(19)	$—	$(17)
Interest rate contracts	Other property and investments-net	23	—	—	23
Interest rate contracts	Other current liabilities	118	(23,262)	3,880	(19,264)
Interest rate contracts	Other non-current liabilities and deferred credits	1,407	(62,236)	30,150	(30,679)
Commodity contracts	Current utility energy commodity derivative assets	1,236	(553)	—	683
Commodity contracts	Current utility energy commodity derivative liabilities	67,466	(85,409)	3,675	(14,268)
Commodity contracts	Other non-current liabilities and deferred credits	6,613	(39,033)	10,851	(21,569)
Total derivative instruments recorded on the balance sheet		$76,865	$(210,512)	$48,556	$(85,091)

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
The following table presents the Company's collateral outstanding related to its derivative instruments as of as of December 31 (in thousands):

	2015	2014
Energy commodity derivatives
Cash collateral posted	$28,716	$20,565
Letters of credit outstanding	28,200	14,500
Balance sheet offsetting (cash collateral against net derivative positions)	14,526	15,510

Interest rate swaps
Cash collateral posted	34,030	28,880
Letters of credit outstanding	9,600	10,900
Balance sheet offsetting (cash collateral against net derivative positions)	34,030	28,880
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

AVISTA CORPORATION

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post as of December 31 (in thousands):

	2015	2014
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$7,090	$12,911
Additional collateral to post	6,980	16,227

Interest rate swaps
Liabilities with credit-risk-related contingent features	85,498	77,568
Additional collateral to post	18,750	19,404
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
The Company enters into bilateral transactions with various counterparties. The Company also transacts in energy and related derivative instruments through clearinghouse exchanges.
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
NOTE 7. JOINTLY OWNED ELECTRIC FACILITIES
The Company has a 15 percent ownership interest in a twin-unit coal-fired generating facility, Colstrip, located in southeastern Montana, and provides financing for its ownership interest in the project. The Company’s share of related fuel costs as well as operating expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income. The Company’s share of utility plant in service for Colstrip and accumulated depreciation were as follows as of December 31 (dollars in thousands):

	2015	2014
Utility plant in service	$362,199	$350,518
Accumulated depreciation	(243,363)	(239,845)

AVISTA CORPORATION

NOTE 8. PROPERTY, PLANT AND EQUIPMENT
The balances of the major classifications of property, plant and equipment are detailed in the following table as of December 31 (dollars in thousands):

	2015	2014
Avista Utilities:
Electric production	$1,217,179	$1,171,002
Electric transmission	640,586	603,909
Electric distribution	1,468,157	1,360,185
Electric construction work-in-progress (CWIP) and other	358,846	311,807
Electric total	3,684,768	3,446,903
Natural gas underground storage	43,080	41,963
Natural gas distribution	878,982	810,487
Natural gas CWIP and other	62,024	57,088
Natural gas total	984,086	909,538
Common plant (including CWIP)	456,796	394,027
Total Avista Utilities	5,125,650	4,750,468
AEL&P:
Electric production	72,292	71,969
Electric transmission	18,817	18,392
Electric distribution	19,005	17,936
Electric production held under long-term capital lease	71,007	71,007
Electric CWIP and other	16,971	7,893
Electric total	198,092	187,197
Common plant	8,133	8,155
Total AEL&P	206,225	195,352
Other (1)	25,709	25,803
Total	$5,357,584	$4,971,623

(1)
Included in other property and investments-net on the Consolidated Balance Sheets. Accumulated depreciation was $10.6 million as of December 31, 2015 and $10.8 million as of December 31, 2014 for the other businesses. The decrease in accumulated depreciation for the other businesses was due to the sale of certain assets which were nearing the end of their useful lives.

NOTE 9. ASSET RETIREMENT OBLIGATIONS
See Note 1 for a discussion of the Company's accounting policy associated with AROs.
Specifically, the Company has recorded liabilities for future AROs to:

•	restore coal ash containment ponds at Colstrip,

•	cap a landfill at the Kettle Falls Plant,

•	remove plant and restore the land at the Coyote Springs 2 site at the termination of the land lease, and

•	dispose of PCBs in certain transformers.
Due to an inability to estimate a range of settlement dates, the Company cannot estimate a liability for the:

•	removal and disposal of certain transmission and distribution assets, and

•	abandonment and decommissioning of certain hydroelectric generation and natural gas storage facilities.
On April 17, 2015, the EPA published a final rule regarding CCRs, also termed coal combustion byproducts or coal ash in the Federal Register and this rule became effective on October 15, 2015. Colstrip, of which Avista Corp. is a 15 percent owner of units 3 and 4, produces this byproduct. The rule establishes technical requirements for CCR landfills and surface impoundments under Subtitle D of the Resource Conservation and Recovery Act, the nation's primary law for regulating solid waste. The

AVISTA CORPORATION

Company, in conjunction with the other Colstrip owners, is developing a multi-year compliance plan to strategically address the new CCR requirements and existing State obligations while maintaining operational stability. During the second quarter of 2015, the operator of Colstrip provided an initial cost estimate of the expected retirement costs associated with complying with the new CCR rule and this estimate was subsequently updated during the fourth quarter of 2015. Based on the initial assessments, Avista Corp. recorded an increase to its ARO of $12.5 million during 2015 with a corresponding increase in the cost basis of the utility plant.
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
The following table documents the changes in the Company’s asset retirement obligation during the years ended December 31 (dollars in thousands):

	2015	2014	2013
Asset retirement obligation at beginning of year	$3,028	$2,859	$3,168
Liabilities incurred	12,539	—	—
Liabilities settled	(29)	(41)	(263)
Accretion expense (income)	459	210	(46)
Asset retirement obligation at end of year	$15,997	$3,028	$2,859
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
Avista Utilities
The Company has a defined benefit pension plan covering the majority of all regular full-time employees at Avista Utilities that were hired prior to January 1, 2014. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. Non-union employees hired on or after January 1, 2014 participate in a defined contribution 401(k) plan in lieu of a defined benefit pension plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $12.0 million in cash to the pension plan in 2015, $32.0 million in 2014 and $44.3 million in 2013. The Company expects to contribute $12.0 million in cash to the pension plan in 2016.
The Company also has a SERP that provides additional pension benefits to executive officers and certain key employees of the Company. The SERP is intended to provide benefits to individuals whose benefits under the defined benefit pension plan are reduced due to the application of Section 415 of the Internal Revenue Code of 1986 and the deferral of salary under deferred compensation plans. The liability and expense for this plan are included as pension benefits in the tables included in this Note.
The Company expects that benefit payments under the pension plan and the SERP will total (dollars in thousands):

	2016	2017	2018	2019	2020	Total 2021-2025
Expected benefit payments	$29,182	$30,260	$31,332	$32,804	$34,430	$189,919
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

AVISTA CORPORATION

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
The Company expects that benefit payments under other postretirement benefit plans will total (dollars in thousands):

	2016	2017	2018	2019	2020	Total 2021-2025
Expected benefit payments	$7,345	$7,522	$7,713	$7,933	$6,907	$36,560
The Company expects to contribute $7.3 million to other postretirement benefit plans in 2016, representing expected benefit payments to be paid during the year excluding the Medicare Part D subsidy. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.
The following table sets forth the pension and other postretirement benefit plan disclosures as of December 31, 2015 and 2014 and the components of net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation as of beginning of year	$634,674	$527,004	$127,989	$108,249
Service cost	19,791	15,757	2,925	1,844
Interest cost	26,117	26,224	5,158	5,226
Actuarial (gain)/loss	(35,790)	97,128	12,668	18,714
Plan change	(228)	—	(1,000)	—
Transfer of accrued vacation	—	—	—	437
Cumulative adjustment to reclassify liability	—	—	(1,521)	—
Benefits paid	(31,061)	(31,439)	(7,424)	(6,481)
Benefit obligation as of end of year	$613,503	$634,674	$138,795	$127,989
Change in plan assets:
Fair value of plan assets as of beginning of year	$539,311	$481,502	$31,312	$29,732
Actual return on plan assets	(4,305)	55,974	(444)	1,580
Employer contributions	12,000	32,000	—	—
Benefits paid	(29,772)	(30,165)	—	—
Fair value of plan assets as of end of year	$517,234	$539,311	$30,868	$31,312
Funded status	$(96,269)	$(95,363)	$(107,927)	$(96,677)
Unrecognized net actuarial loss	162,961	175,596	92,433	82,421
Unrecognized prior service cost	25	256	(10,180)	(10,379)
Prepaid (accrued) benefit cost	66,717	80,489	(25,674)	(24,635)
Additional liability	(162,986)	(175,852)	(82,253)	(72,042)
Accrued benefit liability	$(96,269)	$(95,363)	$(107,927)	$(96,677)
Accumulated pension benefit obligation	$542,209	$551,615	—	—

AVISTA CORPORATION

	Pension Benefits		Other Post- retirement Benefits
	2015	2014	2015	2014
Accumulated postretirement benefit obligation:
For retirees			$65,652	$58,276
For fully eligible employees			$34,498	$31,843
For other participants			$38,645	$37,870
Included in accumulated other comprehensive loss (income) (net of tax):
Unrecognized prior service cost	$16	$166	$(6,617)	$(6,747)
Unrecognized net actuarial loss	105,925	114,138	60,081	53,574
Total	105,941	114,304	53,464	46,827
Less regulatory asset	(99,414)	(106,484)	(53,341)	(46,759)
Accumulated other comprehensive loss (income) for unfunded benefit obligation for pensions and other postretirement benefit plans	$6,527	$7,820	$123	$68

	Pension Benefits		Other Post- retirement Benefits
	2015	2014	2015	2014
Weighted average assumptions as of December 31:
Discount rate for benefit obligation	4.57%	4.21%	4.57%	4.16%
Discount rate for annual expense	4.21%	5.10%	4.16%	5.02%
Expected long-term return on plan assets	5.30%	6.60%	6.36%	6.40%
Rate of compensation increase	4.87%	4.87%
Medical cost trend pre-age 65 – initial			7.00%	7.00%
Medical cost trend pre-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year pre-age 65			2022	2021
Medical cost trend post-age 65 – initial			7.00%	7.00%
Medical cost trend post-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year post-age 65			2023	2022

	Pension Benefits			Other Post-retirement Benefits
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$19,791	$15,757	$19,045	$2,925	$1,844	$4,144
Interest cost	26,117	26,224	23,896	5,158	5,226	5,216
Expected return on plan assets	(28,299)	(32,131)	(27,671)	(1,991)	(1,903)	(1,606)
Amortization of prior service cost	2	22	319	(1,199)	(1,116)	(149)
Net loss recognition	9,451	4,731	13,199	5,095	4,289	5,674
Net periodic benefit cost	$27,062	$14,603	$28,788	$9,988	$8,340	$13,279
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

AVISTA CORPORATION

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

	2015	2014
Equity securities	27%	27%
Debt securities	58%	58%
Real estate	6%	6%
Absolute return	9%	9%
The fair value of pension plan assets invested in debt and equity securities was based primarily on fair value (market prices). The fair value of investment securities traded on a national securities exchange is determined based on the reported last sales price; securities traded in the over-the-counter market are valued at the last reported bid price. Investment securities for which market prices are not readily available or for which market prices do not represent the value at the time of pricing, the investment manager estimates fair value based upon other inputs (including valuations of securities that are comparable in coupon, rating, maturity and industry). Investments in common/collective trust funds are presented at estimated fair value, which is determined based on the unit value of the fund. Unit value is determined by an independent trustee, which sponsors the fund, by dividing the fund’s net assets by its units outstanding at the valuation date. The Company's investments in common/collective trusts have redemption limitations that permit quarterly redemptions following notice requirements of 45 to 60 days. The fair values of the closely held investments and partnership interests are based upon the allocated share of the fair value of the underlying assets as well as the allocated share of the undistributed profits and losses, including realized and unrealized gains and losses. Most of the Company's investments in closely held investments and partnership interests have redemption limitations that range from bi-monthly to semi-annually following redemption notice requirements of 60 to 90 days. One investment in a partnership has a lock-up for redemption currently expiring in 2022 and is subject to extension.
The fair value of pension plan assets invested in real estate was determined by the investment manager based on three basic approaches:

•	properties are externally appraised on an annual basis by independent appraisers, additional appraisals may be performed as warranted by specific asset or market conditions,

•	property valuations are reviewed quarterly and adjusted as necessary, and

•	loans are reflected at fair value.
The fair value of pension plan assets was determined as of December 31, 2015 and 2014.
Effective December 31, 2015, the Company adopted ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which removed from the fair value hierarchy, investments for which the practical expedient is used to measure fair value at net asset value (NAV). In prior years, the Company held investments fair valued using NAV and these amounts were included as level 3 items. This ASU was adopted retrospectively; therefore, the 2014 amounts have been reclassified to conform to the 2015 presentation. Also, since these amounts are no longer included in the fair value hierarchy as level 3 items, the level 3 reconciliations are no longer applicable and have been excluded from this footnote.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy (see Note 16 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2015 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$86	$10,641	$—	$10,727
Fixed income securities:
U.S. government issues	—	47,845	—	47,845
Corporate issues	—	187,308	—	187,308
International issues	—	34,458	—	34,458
Municipal issues	—	22,416	—	22,416
Mutual funds:
U.S. equity securities	87,678	—	—	87,678
International equity securities	40,343	—	—	40,343
Absolute return (1)	13,996	—	—	13,996
Plan assets measured at NAV (not subject to hierarchy disclosure)
Common/collective trusts:
Real estate	—	—	—	24,147
Partnership/closely held investments:
Absolute return (1)	—	—	—	38,302
Private equity funds (2)	—	—	—	73
Real estate	—	—	—	9,941
Total	$142,103	$302,668	$—	$517,234
The following table discloses by level within the fair value hierarchy (see Note 16 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2014 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$3,138	$—	$3,138
Fixed income securities:
U.S. government issues	19,681	—	—	19,681
Corporate issues	104,959	—	—	104,959
International issues	19,935	—	—	19,935
Municipal issues	2,762	7,788	—	10,550
Mutual funds:
Fixed income securities	157,415	8	—	157,423
U.S. equity securities	103,203	—	—	103,203
International equity securities	40,838	—	—	40,838
Absolute return (1)	15,334	—	—	15,334
Plan assets measured at NAV (not subject to hierarchy disclosure)
Common/collective trusts:
Real estate	—	—	—	21,303
Partnership/closely held investments:
Absolute return (1)	—	—	—	36,114
Private equity funds (2)	—	—	—	73
Real estate	—	—	—	6,760
Total	$464,127	$10,934	$—	$539,311

(1)
This category invests in multiple strategies to diversify risk and reduce volatility. The strategies include: (a) event driven, relative value, convertible, and fixed income arbitrage, (b) distressed investments, (c) long/short equity and fixed income, and (d) market neutral strategies.

(2)	This category includes private equity funds that invest primarily in U.S. companies.

AVISTA CORPORATION

The fair value of other postretirement plan assets invested in debt and equity securities was based primarily on market prices. The fair value of investment securities traded on a national securities exchange is determined based on the last reported sales price; securities traded in the over-the-counter market are valued at the last reported bid price. Investment securities for which market prices are not readily available or for which market prices do not represent the value at the time of pricing, are fair-valued by the investment manager based upon other inputs (including valuations of securities that are comparable in coupon, rating, maturity and industry). The target asset allocation was 60 percent equity securities and 40 percent debt securities in both 2015 and 2014.
The fair value of other postretirement plan assets was determined as of December 31, 2015 and 2014.
The following table discloses by level within the fair value hierarchy (see Note 16 for a description of the fair value hierarchy) of other postretirement plan assets measured and reported as of December 31, 2015 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$9	$—	$9
Mutual funds:
Fixed income securities	12,000	—	—	12,000
U.S. equity securities	13,224	—	—	13,224
International equity securities	5,635	—	—	5,635
Total	$30,859	$9	$—	$30,868
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
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2015 by $9.7 million and the service and interest cost by $0.5 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2015 by $7.5 million and the service and interest cost by $0.4 million.
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
Employer matching contributions were as follows for the years ended December 31 (dollars in thousands):

	2015	2014	2013
Employer 401(k) matching contributions	$8,011	$6,862	$6,279
The Company has an Executive Deferral Plan. This plan allows executive officers and other key employees the opportunity to defer until the earlier of their retirement, termination, disability or death, up to 75 percent of their base salary and/or up to 100 percent of their incentive payments. Deferred compensation funds are held by the Company in a Rabbi Trust.

AVISTA CORPORATION

There were deferred compensation assets included in other property and investments-net and corresponding deferred compensation liabilities included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets of the following amounts as of December 31 (dollars in thousands):

	2015	2014
Deferred compensation assets and liabilities	$8,093	$8,677
NOTE 11. ACCOUNTING FOR INCOME TAXES
Income tax expense consisted of the following for the years ended December 31 (dollars in thousands):

	2015	2014	2013
Current income tax expense (benefit)	$12,212	$(67,059)	$37,743
Deferred income tax expense	55,237	139,299	20,271
Total income tax expense	$67,449	$72,240	$58,014
State income taxes do not represent a significant portion of total income tax expense on the Consolidated Statements of Income for any periods presented.
A reconciliation of federal income taxes derived from statutory federal tax rates (35 percent in 2015, 2014 and 2013) applied to income before income taxes as set forth in the accompanying Consolidated Statements of Income is as follows for the years ended December 31 (dollars in thousands):

	2015		2014		2013
Federal income taxes at statutory rates	$64,967	35.0%	$67,237	35.0%	$56,821	35.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	4,358	2.3	4,008	2.1	3,532	2.2
State income tax expense	1,012	0.5	506	0.2	1,553	1.0
Settlement of prior year tax returns and adjustment of tax reserves	(992)	(0.5)	1,104	0.6	(1,104)	(0.7)
Manufacturing deduction	(1,198)	(0.6)	(169)	(0.1)	(2,033)	(1.3)
Other	(698)	(0.4)	(446)	(0.2)	(755)	(0.5)
Total income tax expense	$67,449	36.3%	$72,240	37.6%	$58,014	35.7%

AVISTA CORPORATION

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The total net deferred income tax liability consisted of the following as of December 31 (dollars in thousands):

	2015	2014
Deferred income tax assets:
Unfunded benefit obligation	$75,716	$72,324
Derivatives	47,009	46,903
Tax credits	15,011	15,080
Power and natural gas deferrals	12,866	3,811
Deferred compensation	10,354	10,796
Other	29,471	20,583
Total gross deferred income tax assets	190,427	169,497
Valuation allowances for deferred tax assets	(2,862)	(8,145)
Total deferred income tax assets after valuation allowances	187,565	161,352
Deferred income tax liabilities:
Differences between book and tax basis of utility plant	723,661	654,321
Regulatory asset on utility, property plant and equipment	36,917	36,504
Regulatory asset for pensions and other postretirement benefits	82,253	82,515
Utility energy commodity derivatives	47,010	46,906
Long-term debt and borrowing costs	14,027	11,484
Settlement with Coeur d’Alene Tribe	12,084	12,458
Other regulatory assets	11,691	9,691
Other	7,399	3,021
Total deferred income tax liabilities	935,042	856,900
Net deferred income tax liability	$747,477	$695,548
Consolidated balance sheet classification of net deferred income taxes:
Current deferred income tax asset (1)	$—	$14,794
Long-term deferred income tax liability (1)	747,477	710,342
Net deferred income tax liability	$747,477	$695,548

(1)
Effective December 31, 2015, the Company adopted ASU 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes,” which requires entities to present DTAs and DTLs as noncurrent in a classified balance sheet versus the previous accounting guidance which required separate presentation of current and noncurrent DTAs and DTLs. The Company has elected to adopt this standard on a prospective basis; therefore, the Consolidated Balance Sheet as of December 31, 2014 has not been adjusted to match the current period presentation. See "Note 2 of the Notes to Consolidated Financial Statements" for further discussion of this ASU.

The realization of deferred income tax assets is dependent upon the ability to generate taxable income in future periods. The Company evaluated available evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that deferred income tax assets will be realized.
As of December 31, 2015, the Company had $15.3 million of state tax credit carryforwards of which it is expected $2.9 million will expire unused; the Company has reflected the net amount of $12.4 million as an asset at December 31, 2015. State tax credits expire from 2019 to 2028.
The Company and its eligible subsidiaries file consolidated federal income tax returns. The Company also files state income tax returns in certain jurisdictions, including Idaho, Oregon and Montana. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis. The Internal Revenue Service (IRS) has completed its examination of all tax years through 2011 and all issues were resolved related to these years. The IRS has not completed an examination of the Company’s 2012 and 2014 federal income tax returns. The Company believes that any open tax years for federal or state income taxes will not result in adjustments that would be significant to the consolidated financial statements.
The Company had net regulatory assets related to the probable recovery of certain deferred income tax liabilities from customers through future rates as of December 31 (dollars in thousands):

	2015	2014
Regulatory assets for deferred income taxes	$101,240	$100,412
Regulatory liabilities for deferred income taxes	17,609	14,534

AVISTA CORPORATION

NOTE 12. ENERGY PURCHASE CONTRACTS
The below discussion only relates to Avista Utilities. The sole energy purchase contract at AEL&P is a PPA for the Snettisham hydroelectric project and it is accounted for as a capital lease. AEL&P does not have any other significant operating agreements or contractual obligations. See Note 14 for further discussion of the Snettisham PPA.
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

	2015	2014	2013
Utility power resources	$511,937	$556,915	$524,810
The following table details Avista Utilities’ future contractual commitments for power resources (including transmission contracts) and natural gas resources (including transportation contracts) (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Power resources	$261,560	$168,831	$149,375	$145,074	$104,688	$838,536	$1,668,064
Natural gas resources	79,335	64,400	65,144	57,105	45,446	427,435	738,865
Total	$340,895	$233,231	$214,519	$202,179	$150,134	$1,265,971	$2,406,929
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
The above future contractual commitments for power resources include fixed contractual amounts related to the Company's contracts with certain PUDs to purchase portions of the output of certain generating facilities. Although Avista Utilities has no investment in the PUD generating facilities, the fixed contracts obligate Avista Utilities to pay certain minimum amounts whether or not the facilities are operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in utility resource costs in the Consolidated Statements of Income. The contractual amounts included above consist of Avista Utilities’ share of existing debt service cost and its proportionate share of the variable operating expenses of these projects. The minimum amounts payable under these contracts are based in part on the proportionate share of the debt service requirements of the PUD's revenue bonds for which the Company is indirectly responsible. The Company's total future debt service obligation associated with the revenue bonds outstanding at December 31, 2015 (principal and interest) was $72.0 million.
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

	2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations	$33,694	$31,134	$26,405	$31,117	$31,811	$192,295	$346,456
NOTE 13. COMMITTED LINES OF CREDIT
Avista Corp.
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2019. The Company has the option to request an extension for an additional one or two years beyond April 2019, provided, 1) that no event of default has occurred and is continuing prior to the requested extension and 2) the remaining term of agreement, including the requested extension period, does not exceed five years. The committed line of credit is secured by non-transferable first mortgage bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

AVISTA CORPORATION

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of December 31, 2015, the Company was in compliance with this covenant.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed lines of credit were as follows as of December 31 (dollars in thousands):

	2015	2014
Balance outstanding at end of period	$105,000	$105,000
Letters of credit outstanding at end of period	$44,595	$32,579
Average interest rate at end of period	1.18%	0.93%
As of December 31, 2015 and 2014, the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Consolidated Balance Sheet.
AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of December 31, 2015, there were no borrowings or letters of credit outstanding under this committed line of credit.
The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.
The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of December 31, 2015, the Company was in compliance with this covenant.

AVISTA CORPORATION

NOTE 14. LONG-TERM DEBT AND CAPITAL LEASES
The following details long-term debt outstanding as of December 31 (dollars in thousands):

Maturity Year	Description	Interest Rate	2015	2014
Avista Corp. Secured Long-Term Debt
2016	First Mortgage Bonds	0.84%	$90,000	$90,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (1)	(1)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2044	First Mortgage Bonds	4.11%	60,000	60,000
2045	First Mortgage Bonds (2)	4.37%	100,000	—
2047	First Mortgage Bonds	4.23%	80,000	80,000
	Total Avista Corp. secured long-term debt		1,536,700	1,436,700
AEL&P Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75,000	75,000
	Total secured long-term debt		1,611,700	1,511,700
AERC Unsecured Long-Term Debt
2019	Unsecured Term Loan	3.85%	15,000	15,000
	Total secured and unsecured long-term debt		1,626,700	1,526,700
Other Long-Term Debt Components
	Capital lease obligations		68,601	74,149
	Settled interest rate swaps (3)		(26,515)	(17,541)
	Unamortized debt discount		(956)	(1,122)
	Unamortized long-term debt issuance costs		(10,852)	(11,360)
	Total		1,656,978	1,570,826
	Secured Pollution Control Bonds held by Avista Corporation (1)		(83,700)	(83,700)
	Current portion of long-term debt and capital leases		(93,167)	(6,424)
	Total long-term debt and capital leases		$1,480,111	$1,480,702

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

AVISTA CORPORATION

(2)
In December 2015, Avista Corp. issued $100.0 million of first mortgage bonds to five institutional investors in a private placement transaction. The first mortgage bonds bear an interest rate of 4.37 percent and mature in 2045. The total net proceeds from the sale of the new bonds were used to repay a portion of the borrowings outstanding under the Company’s $400.0 million committed line of credit and for general corporate purposes.

(3)
Upon settlement of interest rate swaps, these are recorded as a regulatory asset or liability and included as part of long-term debt above. They are amortized as a component of interest expense over the life of the associated debt and included as a part of the Company's cost of debt calculation for ratemaking purposes.

The following table details future long-term debt maturities including long-term debt to affiliated trusts (see Note 15) (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Debt maturities	$90,000	$—	$272,500	$105,000	$52,000	$1,075,047	$1,594,547
Substantially all Avista Utilities' and AEL&P's owned properties are subject to the lien of their respective mortgage indentures. Under the Mortgages and Deeds of Trust (Mortgages) securing their first mortgage bonds (including secured medium-term notes), Avista Utilities and AEL&P may each issue additional first mortgage bonds under their specific mortgage in an aggregate principal amount equal to the sum of: 1) 66-2/3 percent of the cost or fair value (whichever is lower) of property additions at each entity which have not previously been made the basis of any application under the Mortgages, or 2) an equal principal amount of retired first mortgage bonds at each entity which have not previously been made the basis of any application under the Mortgages, or 3) deposit of cash. However, Avista Utilities and AEL&P may not individually issue any additional first mortgage bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless the particular entity issuing the bonds has “net earnings” (as defined in the Mortgages) for any period of 12 consecutive calendar months out of the preceding 18 calendar months that were at least twice the annual interest requirements on all mortgage securities at the time outstanding, including the first mortgage bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2015, property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $1.1 billion in aggregate principal amount of additional first mortgage bonds at Avista Utilities and $5.0 million at AEL&P.
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
The balances related to the Snettisham capital lease obligation as of December 31 were as follows (dollars in thousands):

	2015	2014
Capital lease obligation (1)	$64,455	$69,955
Capital lease asset (2)	71,007	71,007
Accumulated amortization of capital lease asset (2)	5,462	1,821

(1)	The capital lease obligation amount is equal to the amount of AIDEA's revenue bonds outstanding.

(2)	These amounts are included in utility plant in service on the Consolidated Balance Sheet.
Interest on the capital lease obligation and amortization of the capital lease asset are included in utility resource costs in the Consolidated Statements of Income and totaled the following amounts for the years ended December 31 (dollars in thousands):

	2015	2014
Interest on capital lease obligation	$3,587	$1,908
Amortization of capital lease asset	3,641	1,821
AIDEA issued $100.0 million of revenue bonds in 1998 to finance its acquisition of the project and the payments by AEL&P were designed to be more than sufficient to enable the AIDEA to pay the principal of and interest on its revenue bonds, which bore interest at rates ranging from 4.9 percent to 6.0 percent and were set to mature in January 2034.

AVISTA CORPORATION

In August 2015, AIDEA issued $65.7 million of new revenue bonds for the purpose of refunding all of the remaining outstanding revenue bonds for the Snettisham Hydroelectric Project. The new revenue bonds have interest rates ranging from 4.0 percent to 5.0 percent and mature in January 2034. The capital lease obligation on Avista Corp.'s Consolidated Balance Sheet at any given time is equal to the amount of revenue bonds outstanding at that time. AEL&P is scheduled to make its last capital lease payment to AIDEA in December 2033. The payments by AEL&P under the PPA between AEL&P and AIDEA are unconditional, notwithstanding any suspension, reduction or curtailment of the operation of the project. The bonds are payable solely out of AIDEA's receipts under the power purchase agreement. AEL&P is also obligated to operate, maintain and insure the project. The PPA did not change as a result of the refunding and the lower capital lease payments that resulted from the refunding will be passed through to AEL&P. As a result of the refunding, AEL&P recognized a gain of $3.3 million, which was recorded as a regulatory liability. The benefits from the refunding will eventually be passed through to customers in future periods via lower purchased power costs, after a new general rate case is filed. AEL&P's new payments for power under the agreement are approximately $10.4 million per year, while the capital lease principal and interest is approximately $5.5 million per year, which is included in the $10.4 million total cost of power.
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
The following table details future capital lease obligations, including interest, under the Snettisham power purchase agreement (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Principal	$2,295	$2,415	$2,535	$2,660	$2,800	$51,750	$64,455
Interest	3,157	3,042	2,921	2,795	2,662	19,195	33,772
Total	$5,452	$5,457	$5,456	$5,455	$5,462	$70,945	$98,227
Nonrecourse Long-Term Debt
Nonrecourse long-term debt represented the long-term debt of Spokane Energy. To provide funding to acquire a long-term fixed rate electric capacity contract from Avista Corp., Spokane Energy borrowed $145.0 million from a funding trust in December 1998. The long-term debt had scheduled monthly installments and interest at a fixed rate of 8.45 percent and the final payment was made in January 2015. Spokane Energy bore full recourse risk for the debt, which was secured by the fixed rate electric capacity contract and $1.6 million of funds held in a trust account. As of December 31, 2015, there is no obligation remaining.
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

	2015	2014	2013
Low distribution rate	1.11%	1.10%	1.11%
High distribution rate	1.29%	1.11%	1.19%
Distribution rate at the end of the year	1.29%	1.11%	1.11%
Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $1.5 million of Common Trust Securities to the Company. These debt securities may be redeemed at the option of Avista Capital II at any time and mature on June 1, 2037. In December 2000, the Company purchased $10.0 million of these Preferred Trust Securities.

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
The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,055,797	$951,000	$1,118,972
Long-term debt (Level 3)	592,000	595,018	492,000	527,663
Snettisham capital lease obligation (Level 3)	64,455	63,150	69,955	79,290
Nonrecourse long-term debt (Level 3)	—	—	1,431	1,440
Long-term debt to affiliated trusts (Level 3)	51,547	36,083	51,547	38,582
These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 70.00 to 119.70, where a par value of 100.00 represents the carrying value recorded on the Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of

AVISTA CORPORATION

private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Moody's Aaa Corporate discount rate as published by the Federal Reserve on December 31, 2015.
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2015 and 2014 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2015
Assets:
Energy commodity derivatives	$—	$74,637	$—	$(73,954)	$683
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	678	(678)	—
Foreign currency derivatives	—	2	—	(2)	—
Interest rate swaps	—	1,548	—	—	1,548
Deferred compensation assets:
Fixed income securities (2)	1,727	—	—	—	1,727
Equity securities (2)	5,761	—	—	—	5,761
Total	$7,488	$76,187	$678	$(74,634)	$9,719
Liabilities:
Energy commodity derivatives	$—	$97,193	$—	$(88,480)	$8,713
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	5,717	(678)	5,039
Power exchange agreement	—	—	21,961	—	21,961
Power option agreement	—	—	124	—	124
Interest rate swaps	—	85,498	—	—	85,498
Foreign currency derivatives	—	19	—	(2)	17
Total	$—	$182,710	$27,802	$(89,160)	$121,352

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2014
Assets:
Energy commodity derivatives	$—	$96,729	$—	$(95,204)	$1,525
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	1,349	(1,349)	—
Foreign currency derivatives	—	1	—	(1)	—
Interest rate swaps	—	966	—	(506)	460
Funds held in trust account of Spokane Energy	1,600	—	—	—	1,600
Deferred compensation assets:
Fixed income securities (2)	1,793	—	—	—	1,793
Equity securities (2)	6,074	—	—	—	6,074
Total	$9,467	$97,696	$1,349	$(97,060)	$11,452
Liabilities:
Energy commodity derivatives	$—	$127,094	$—	$(110,714)	$16,380
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	1,384	(1,349)	35
Power exchange agreement	—	—	23,299	—	23,299
Power option agreement	—	—	424	—	424
Foreign currency derivatives	—	21	—	(1)	20
Interest rate swaps	—	77,568	—	(29,386)	48,182
Total	$—	$204,683	$25,107	$(141,450)	$88,340

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
Avista Corp. enters into forward contracts to purchase or sell a specified amount of energy at a specified time, or during a specified period, in the future. These contracts are entered into as part of Avista Corp.’s management of loads and resources and certain contracts are considered derivative instruments. The difference between the amount of derivative assets and liabilities disclosed in respective levels and the amount of derivative assets and liabilities disclosed on the Consolidated Balance Sheets is due to netting arrangements with certain counterparties. The Company uses quoted market prices and forward price curves to estimate the fair value of utility derivative commodity instruments included in Level 2. In particular, electric derivative valuations are performed using market quotes, adjusted for periods in between quotable periods. Natural gas derivative valuations are estimated using New York Mercantile Exchange (NYMEX) pricing for similar instruments, adjusted for basin differences, using market quotes. Where observable inputs are available for substantially the full term of the contract, the derivative asset or liability is included in Level 2.
To establish fair values for interest rate swaps, the Company uses forward market curves for interest rates for the term of the swaps and discounts the cash flows back to present value using an appropriate discount rate. The discount rate is calculated by third party brokers according to the terms of the swap agreements and evaluated by the Company for reasonableness, with consideration given to the potential non-performance risk by the Company. Future cash flows of the interest rate swaps are equal to the fixed interest rate in the swap compared to the floating market interest rate multiplied by the notional amount for each period.
To establish fair value for foreign currency derivatives, the Company uses forward market curves for Canadian dollars against the US dollar and multiplies the difference between the locked-in price and the market price by the notional amount of the derivative. Forward foreign currency market curves are provided by third party brokers. The Company's credit spread is factored into the locked-in price of the foreign exchange contracts.

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.6 million as of December 31, 2015 and $0.8 million as of December 31, 2014.
Level 3 Fair Value
Under the power exchange agreement the Company purchases power at a price that is based on the on the average operating and maintenance (O&M) charges from three surrogate nuclear power plants around the country. To estimate the fair value of this agreement the Company estimates the difference between the purchase price based on the future O&M charges and forward prices for energy.
The Company compares the Level 2 brokered quotes and forward price curves described above to an internally developed forward price which is based on the average O&M charges from the three surrogate nuclear power plants for the current year. Because the nuclear power plant O&M charges are only known for one year, all forward years are estimated assuming an annual escalation. In addition to the forward price being estimated using unobservable inputs, the Company also estimates the volumes of the transactions that will take place in the future based on historical average transaction volumes per delivery year (November to April). Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the current year O&M charges for the surrogate plants is accompanied by a directionally similar change in O&M charges in future years. There is generally not a correlation between external market prices and the O&M charges used to develop the internal forward price.
For the power commodity option agreement, the Company uses the Black-Scholes-Merton valuation model to estimate the fair value, and this model includes significant inputs not observable or corroborated in the market. These inputs include: 1) the strike price (which is an internally derived price based on a combination of generation plant heat rate factors, natural gas market pricing, delivery and other O&M charges), 2) estimated delivery volumes, and 3) volatility rates for periods beyond January 2018. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, changes in overall commodity market prices and volatility rates are accompanied by directionally similar changes in the strike price and volatility assumptions used in the calculation.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of December 31, 2015 (dollars in thousands):

Fair Value (Net) at
	December 31, 2015	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(21,961)	Surrogate facility pricing	O&M charges	$33.52-$43.65/MWh (1)
			Escalation factor	3% - 2016 to 2019
			Transaction volumes	233,054 - 397,030 MWhs
Power option agreement	(124)	Black-Scholes- Merton	Strike price	$35.43/MWh - 2016
$48.78/MWh - 2019
			Delivery volumes	157,517 - 285,979 MWhs
			Volatility rates	0.20 (2)
Natural gas exchange agreement	(5,039)	Internally derived weighted average cost of gas	Forward purchase prices	$1.67 - $2.84/mmBTU

			Forward sales prices	$1.88 - $3.68/mmBTU
			Purchase volumes	115,000 - 310,000 mmBTUs
			Sales volumes	30,000 - 310,000 mmBTUs

AVISTA CORPORATION

(1) The average O&M charges for the delivery year beginning in November 2015 were $39.27 per MWh. For ratemaking purposes the average O&M charges to be included for recovery in retail rates vary slightly between regulatory jurisdictions. The average O&M charges for the delivery year beginning in 2015 are $43.52 for Washington and $39.27 for Idaho.
(2) The estimated volatility rate of 0.20 is compared to actual quoted volatility rates of 0.37 for 2016 to 0.24 in January 2018.

Avista Corp.'s risk management department and accounting department are responsible for developing the valuation methods described above and both groups report to the Chief Financial Officer. The valuation methods, significant inputs and resulting fair values described above are reviewed on at least a quarterly basis by the risk management department and the accounting department to ensure they provide a reasonable estimate of fair value each reporting period.
The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Year ended December 31, 2015:
Balance as of January 1, 2015	$(35)	$(23,299)	$(424)	$(23,758)
Total gains or losses (realized/unrealized):
Included in regulatory assets/liabilities (1)	(6,008)	(6,198)	300	(11,906)
Settlements	1,004	7,536	—	8,540
Ending balance as of December 31, 2015 (2)	$(5,039)	$(21,961)	$(124)	$(27,124)
Year ended December 31, 2014:
Balance as of January 1, 2014	$(1,219)	$(14,441)	$(775)	$(16,435)
Total gains or losses (realized/unrealized):
Included in regulatory assets/liabilities (1)	3,873	(10,002)	351	(5,778)
Settlements	(2,689)	1,144	—	(1,545)
Ending balance as of December 31, 2014 (2)	$(35)	$(23,299)	$(424)	$(23,758)
Year ended December 31, 2013:
Balance as of January 1, 2013	$(2,379)	$(18,692)	$(1,480)	$(22,551)
Total gains or losses (realized/unrealized):
Included in regulatory assets/liabilities (1)	2,298	1,017	705	4,020
Settlements	(1,138)	3,234	—	2,096
Ending balance as of December 31, 2013 (2)	$(1,219)	$(14,441)	$(775)	$(16,435)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 17. COMMON STOCK
The Company had a Direct Stock Purchase and Dividend Reinvestment Plan under which the Company’s shareholders could automatically reinvest their dividends and make optional cash payments for the purchase of the Company’s common stock at current market value. This plan was terminated by the Company in 2014. Shares issued under this plan in 2014 and 2013 are disclosed in the Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
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

The Company declared the following dividends for the year ended December 31:

	2015	2014	2013
Dividends paid per common share	$1.32	$1.27	$1.22
Under the covenant applicable to the Company's committed line of credit agreement, which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time, the amount of retained earnings available for dividends at December 31, 2015 was limited to approximately $385.3 million.
Under the requirements of the OPUC approval of the AERC acquisition as outlined above, the amount available for dividends at December 31, 2015 was limited to approximately $231.0 million.
The Company has 10 million authorized shares of preferred stock. The Company did not have any preferred stock outstanding as of December 31, 2015 and 2014.
Stock Repurchase Programs
During 2014, Avista Corp.'s Board of Directors approved a program to repurchase up to 4 million shares of the Company’s outstanding common stock (2014 program). Repurchases of common stock under this program began on July 7, 2014 and the program expired on December 31, 2014. Repurchases were made in the open market or in privately negotiated transactions. Under the 2014 program the Company repurchased 2,529,615 shares at a total cost of $79.9 million and an average cost of $31.57 per share. The Company did not make any repurchases under this program subsequent to October 2014.
Avista Corp. initiated a second stock repurchase program on January 2, 2015 that expired on March 31, 2015 for the repurchase of up to 800,000 shares of the Company's outstanding common stock (first quarter 2015 program). The number of shares repurchased through the first quarter 2015 program was in addition to the number of shares repurchased under the 2014 program, which expired on December 31, 2014. Under the first quarter 2015 program, the Company repurchased 89,400 shares at a total cost of $2.9 million and an average cost of $32.66 per share. All repurchased shares under the 2014 program and the first quarter 2015 program reverted to the status of authorized but unissued shares.

AVISTA CORPORATION

NOTE 18. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the years ended December 31 (in thousands, except per share amounts):

	2015	2014	2013
Numerator:
Net income from continuing operations attributable to Avista Corp. shareholders	$118,080	$119,817	$104,273
Net income from discontinued operations attributable to Avista Corp. shareholders	5,147	72,224	6,804
Subsidiary earnings adjustment for dilutive securities (discontinued operations)	—	5	(229)
Adjusted net income from discontinued operations attributable to Avista Corp. shareholders for computation of diluted earnings per common share	$5,147	$72,229	$6,575
Denominator:
Weighted-average number of common shares outstanding-basic	62,301	61,632	59,960
Effect of dilutive securities:
Performance and restricted stock awards	407	255	37
Weighted-average number of common shares outstanding-diluted	62,708	61,887	59,997
Earnings per common share attributable to Avista Corp. shareholders, basic:
Earnings per common share from continuing operations	$1.90	$1.94	$1.74
Earnings per common share from discontinued operations	$0.08	$1.18	$0.11
Total earnings per common share attributable to Avista Corp. shareholders, basic	$1.98	$3.12	$1.85
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$1.89	$1.93	$1.74
Earnings per common share from discontinued operations	$0.08	$1.17	$0.11
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$1.97	$3.10	$1.85
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
California Refund Proceeding
Recently, APX, a market maker in these proceedings in whose markets Avista Energy participated in the summer of 2000, has asserted that Avista Energy and its other customer/participants may be responsible for a share of the disgorgement penalty APX may be found to owe to the California parties. The penalty arises as a result of the FERC finding that APX committed violations in the California market in the summer of 2000. APX is making these assertions despite Avista Energy having been dismissed in FERC Opinion No. 536 from the on-going administrative proceeding at the FERC regarding potential wrongdoing in the California markets in the summer of 2000. APX has identified Avista Energy’s share of APX’s exposure to be as much as $16.0 million even though no wrongdoing allegations are specifically attributable to Avista Energy. Avista Energy believes its settlement insulates it from any such liability and that as a dismissed party it cannot be drawn back into the litigation. Avista Energy intends to vigorously dispute APX’s assertions of indirect liability, but cannot at this time predict the eventual outcome.

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
With regard to the Seattle claims, on March 28, 2014, the Presiding ALJ issued her Initial Decision finding that: 1) Seattle failed to demonstrate that either Avista Utilities or Avista Energy engaged in unlawful market activity and also failed to identify any specific contracts at issue; 2) Seattle failed to demonstrate that contracts with either Avista Utilities or Avista Energy imposed an excessive burden on consumers or seriously harmed the public interest; and that 3) Seattle failed to demonstrate that either Avista Utilities or Avista Energy engaged in any specific violations of substantive provisions of the FPA or any filed tariffs or rate schedules. Accordingly, the ALJ denied all of Seattle’s claims under both section 206 and section 309 of the FPA. On May 22, 2015, the FERC issued its Order on Initial Decision in which it upheld the ALJ’s Initial Decision denying all of Seattle’s claims against Avista Utilities and Avista Energy. Seattle filed a Request for Rehearing of the FERC’s Order on Initial Decision which was denied on December 31, 2015. The Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.
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
On August 27, 2014, the Plaintiffs filed a Second Amended Complaint. The Second Amended Complaint withdraws from the Amended Complaint five claims and adds one new claim. The Second Amended Complaint alleges certain violations of the Clean Air Act and the New Source Review. The Plaintiffs request that the Court grant injunctive and declaratory relief, order remediation of alleged environmental damages, impose civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require payment of Plaintiffs’ costs of litigation and attorney fees. The Plaintiffs have since indicated that they do not intend to pursue two of the seven projects, leaving a total of five projects remaining. A number of motions for summary judgment were filed by both the Plaintiffs and the defendants. The Court issued its rulings on these motions and, as a result, only two projects remain for trial. The Plaintiffs have filed objections to the order.
The case has been bifurcated into separate liability and remedy trials. The Court has set the liability trial date for May 31, 2016. No date has been set for the remedy trial.

AVISTA CORPORATION

Management believes that it is reasonably possible that this matter could result in a loss to the Company. However, due to uncertainties concerning this matter, Avista Corp. cannot predict the outcome or determine whether it would have a material impact on the Company.
Cabinet Gorge Total Dissolved Gas Abatement Plan
Dissolved atmospheric gas levels (referred to as "TDG") in the Clark Fork River exceed state of Idaho and federal water quality numeric standards downstream of Cabinet Gorge during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement as incorporated in Avista Corp.'s FERC license for the Clark Fork Project, Avista Corp. has worked in consultation with agencies, tribes and other stakeholders to address this issue. Under the terms of a gas supersaturation mitigation plan, Avista is reducing TDG by constructing spill crest modifications on spill gates at the dam, and the Company expects to continue spill crest modifications over the next several years, in ongoing consultation with key stakeholders. Avista Corp. cannot at this time predict the outcome or estimate a range of costs associated with this contingency; however, the Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.
Fish Passage at Cabinet Gorge and Noxon Rapids
In 1999, the United States Fish and Wildlife Service (USFWS) listed bull trout as threatened under the Endangered Species Act. In 2010, the USFWS issued a revised designation of critical habitat for bull trout, which includes the lower Clark Fork River. The USFWS issued a final recovery plan in October 2015.
The Clark Fork Settlement Agreement describes programs intended to help restore bull trout populations in the project area. Using the concept of adaptive management and working closely with the USFWS, the Company evaluated the feasibility of fish passage at Cabinet Gorge and Noxon Rapids. The results of these studies led, in part, to the decision to move forward with development of permanent facilities, among other bull trout enhancement efforts. Fishway designs for Cabinet Gorge have been completed, and the Company is developing construction cost estimates currently. The Company believes its ongoing efforts through the Clark Fork Settlement Agreement continue to effectively address issues related to bull trout. Avista Corp. cannot at this time predict the outcome or estimate a range of costs associated with this contingency; however, the Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to fish passage at Cabinet Gorge and Noxon Rapids.
Collective Bargaining Agreements
The Company’s collective bargaining agreements with the IBEW represents approximately 45 percent of all of Avista Utilities’ employees. The agreement with the local union in Washington and Idaho representing the majority (approximately 90 percent) of the Avista Utilities' bargaining unit employees expires in March 2016. In October 2015, a new collective bargaining agreement concerning wages over the three-year period 2016 through 2018 was approved by the local IBEW in Washington and Idaho. The new collective bargaining agreement will be effective in March 2016.
A three-year agreement in Oregon, which covers approximately 50 employees, expires in March 2017.
A collective bargaining agreement with the local union of the IBEW in Alaska expires in March 2017. The collective bargaining agreement with the IBEW in Alaska represents approximately 54 percent of all AERC employees. The remainder of AERC's employees are non-union.
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
Customer Information and Work Management Systems Project Cost Recovery
Over the past four years, Avista Corp. has invested significant capital into Project Compass. Project Compass was completed and went into service during the first quarter of 2015. As part of the Washington electric and natural gas general rate cases filed in February 2015 and the Oregon natural gas general rate case filed in May 2015, Avista Utilities requested the full recovery of the Washington and Oregon share of the costs associated with this project.
On July 27, 2015, the UTC Staff in the Company's electric and natural gas general rate cases filed responsive testimony. Included in their testimony was a recommendation to disallow $12.7 million (Washington's share) of Project Compass costs primarily related to the delay in the completion of the project. In a UTC order received in January 2016, the UTC approved the full recovery of Washington's share of Project Compass costs with no disallowances.

AVISTA CORPORATION

In October 2015, the OPUC staff filed testimony in the Company's natural gas general rate case which included a recommendation to disallow $1.2 million (Oregon's share) of Project Compass costs, similar to the initial recommendation in Washington. In January 2016, following the January 2016 UTC order approving the full recovery of Washington's share of Project Compass costs, the OPUC staff withdrew its proposal for a disallowance, with the exception of an inconsequential amount which is still open for discussion.
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
The Company has potential liabilities under the Endangered Species Act for species of fish, plants and wildlife that have either already been added to the endangered species list, listed as “threatened” or petitioned for listing. Thus far, measures adopted and implemented have had minimal impact on the Company. However, the Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to these issues.
Under the federal licenses for its hydroelectric projects, the Company is obligated to protect its property rights, including water rights. In addition, the company holds additional non-hydro water rights. The state of Montana is examining the status of all water right claims within state boundaries through a general adjudication. Claims within the Clark Fork River basin could adversely affect the energy production of the Company’s Cabinet Gorge and Noxon Rapids hydroelectric facilities. The state of Idaho has initiated adjudication in northern Idaho, which will ultimately include the lower Clark Fork River, the Spokane River and the Coeur d’Alene basin. The Company is and will continue to be a participant in these and any other relevant adjudication processes. The complexity of such adjudications makes each unlikely to be concluded in the foreseeable future. As such, it is not possible for the Company to estimate the impact of any outcome at this time. The Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.

AVISTA CORPORATION

NOTE 20. REGULATORY MATTERS
Regulatory Assets and Liabilities
The following table presents the Company’s regulatory assets and liabilities as of December 31, 2015 (dollars in thousands):

		Receiving Regulatory Treatment
	Remaining Amortization Period	(1) Earning A Return	Not Earning A Return	(2) Expected Recovery or Refund	Total 2015	Total 2014
Regulatory Assets:
Investment in exchange power-net	2019	$8,983	$—	$—	$8,983	$11,433
Regulatory assets for deferred income tax	(3)	101,240	—	—	101,240	100,412
Regulatory assets for pensions and other postretirement benefit plans	(4)	—	235,009	—	235,009	235,758
Current regulatory asset for utility derivatives	(5)	—	17,260	—	17,260	29,640
Unamortized debt repurchase costs	(6)	15,520	—	—	15,520	17,357
Regulatory asset for settlement with Coeur d’Alene Tribe	2059	46,576	—	—	46,576	47,887
Demand side management programs	(3)	—	3,168	—	3,168	4,603
Montana lease payments	(3)	947	—	—	947	1,984
Lancaster Plant 2010 net costs	2015	—	—	—	—	1,247
Deferred maintenance costs	2017	—	4,823	—	4,823	5,804
Decoupling	2017	13,312	—	—	13,312	—
Power deferrals	(3)	933	—	—	933	8,291
Regulatory asset for interest rate swaps	(7)	—	83,973	—	83,973	77,063
Non-current regulatory asset for utility derivatives	(5)	—	32,420	—	32,420	24,483
Other regulatory assets	(3)	3,132	7,412	4,924	15,468	13,038
Total regulatory assets		$190,643	$384,065	$4,924	$579,632	$579,000
Regulatory Liabilities:
Natural gas deferrals	(3)	$17,880	$—	$—	$17,880	$3,921
Power deferrals	(3)	18,747	—	—	18,747	14,186
Regulatory liability for utility plant retirement costs	(8)	261,594	—	—	261,594	254,140
Income tax related liabilities	(3)	—	17,609	—	17,609	14,534
Regulatory liability for Spokane Energy	(9)	—	—	—	—	29,028
Regulatory liability for rate refunds	(3)	—	8,814	3,423	12,237	10,131
Decoupling	2017	2,373	—	—	2,373	—
Other regulatory liabilities	(3)	2,395	1,048	—	3,443	7,688
Total regulatory liabilities		$302,989	$27,471	$3,423	$333,883	$333,628

(1)	Earning a return includes either interest on the regulatory asset/liability or a return on the investment as a component of rate base at the allowed rate of return.

(2)	Expected recovery is pending regulatory treatment including regulatory assets and liabilities with prior regulatory precedence.

(3)	Remaining amortization period varies depending on timing of underlying transactions.

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

(8)	This amount is dependent upon the cost of removal of underlying utility plant assets and the life of utility plant.

(9)
Consists of a regulatory liability recorded for the cumulative retained earnings of Spokane Energy that the Company will flow through regulatory accounting mechanisms in future periods. During 2015, Spokane Energy was dissolved and the fixed rate electric capacity contract that was held at Spokane Energy was transferred to Avista Corp.

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
In Washington, the ERM allows Avista Utilities to periodically increase or decrease electric rates with UTC approval to reflect changes in power supply costs. The ERM is an accounting method used to track certain differences between actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for Washington customers. Total net deferred power costs under the ERM were a liability of $18.0 million as of December 31, 2015 compared to a liability of $14.2 million as of December 31, 2014, and these deferred power cost balances represent amounts due to customers.
Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for its Idaho customers. These annual October 1 rate adjustments recover or rebate power costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a regulatory asset of $0.2 million as of December 31, 2015 compared to a regulatory asset of $8.3 million as of December 31, 2014.
Natural Gas Cost Deferrals and Recovery Mechanisms
Avista Utilities files a PGA in all three states it serves to adjust natural gas rates for: 1) estimated commodity and pipeline transportation costs to serve natural gas customers for the coming year, and 2) the difference between actual and estimated commodity and transportation costs for the prior year. Total net deferred natural gas costs to be refunded to customers were a liability of $17.9 million as of December 31, 2015 compared to a liability of $3.9 million as of December 31, 2014.
Decoupling and Earnings Sharing Mechanisms
Decoupling is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. The Company's actual revenue, based on kilowatt hour and therm sales will vary, up or down, from the level included in a general

AVISTA CORPORATION

rate case, which could be caused by changes in weather, energy conservation or the economy. Generally, the Company's electric and natural gas revenues will be adjusted each month to be based on the number of customers, rather than kilowatt hour and therm sales. The difference between revenues based on sales and revenues based on the number of customers will be deferred and either surcharged or rebated to customers beginning in the following year.
Washington Decoupling and Earnings Sharing
In Washington, the UTC approved the Company's decoupling mechanisms for electric and natural gas for a five-year period that commenced January 1, 2015. Electric and natural gas decoupling surcharge rate adjustments to customers are limited to 3 percent on an annual basis, with any remaining surcharge balance carried forward for recovery in a future period. There is no limit on the level of rebate rate adjustments.
The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations will be made for the prior calendar year. These earnings tests will reflect actual decoupled revenues, normalized power supply costs and other normalizing adjustments.
As of December 31, 2015, the Company had a total net decoupling surcharge (asset) of $10.9 million for Washington electric and natural gas customers and a liability (rebate to customers) for earnings sharing of $3.4 million for Washington electric customers.
Idaho Fixed Cost Adjustment (FCA) and Earnings Sharing Mechanisms
In Idaho, the IPUC approved the implementation of FCAs for electric and natural gas (similar in operation and effect to the Washington decoupling mechanisms) for an initial term of three years, commencing on January 1, 2016.
For the period 2013 through 2015, the Company had an after-the-fact earnings test, such that if Avista Corp., on a consolidated basis for electric and natural gas operations in Idaho, earned more than a 9.8 percent ROE, the Company was required to share with customers 50 percent of any earnings above the 9.8 percent. There was no provision for a surcharge to customers if the Company's ROE was less than 9.8 percent. This after-the-fact earnings test was discontinued as part of the settlement of the Company's 2015 Idaho electric and natural gas general rates cases. As of December 31, 2015 and December 31, 2014, the Company had total cumulative earnings sharing liabilities (rebates to customers) of $8.8 million and $10.1 million, respectively for electric and natural gas customers.
NOTE 21. INFORMATION BY BUSINESS SEGMENTS
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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the year ended December 31, 2015:
Operating revenues	$1,411,863	$44,778	$1,456,641	$28,685	$(550)	$1,484,776
Resource costs	644,991	11,973	656,964	—	—	656,964
Other operating expenses	292,096	11,125	303,221	30,076	(550)	332,747
Depreciation and amortization	138,236	5,263	143,499	695	—	144,194
Income (loss) from operations	241,228	14,072	255,300	(2,086)	—	253,214
Interest expense (2)	76,405	3,558	79,963	610	(132)	80,441
Income taxes	64,489	4,202	68,691	(1,242)	—	67,449
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	113,360	6,641	120,001	(1,921)	—	118,080
Capital expenditures (3)	381,174	12,251	393,425	885	—	394,310
For the year ended December 31, 2014:
Operating revenues	$1,413,499	$21,644	$1,435,143	$39,219	$(1,800)	$1,472,562
Resource costs	672,344	5,900	678,244	—	—	678,244
Other operating expenses	280,964	5,868	286,832	32,218	(1,800)	317,250
Depreciation and amortization	126,987	2,583	129,570	610	—	130,180
Income from operations	239,976	6,221	246,197	6,391	—	252,588
Interest expense (2)	73,750	1,382	75,132	1,004	(384)	75,752
Income taxes	67,634	1,816	69,450	2,790	—	72,240
Net income from continuing operations attributable to Avista Corp. shareholders	113,263	3,152	116,415	3,236	166	119,817
Capital expenditures (3)	323,931	1,585	325,516	406	—	325,922
For the year ended December 31, 2013:
Operating revenues	$1,403,995	$—	$1,403,995	$39,549	$(1,800)	$1,441,744
Resource costs	689,586	—	689,586	—	—	689,586
Other operating expenses	276,228	—	276,228	40,451	(1,800)	314,879
Depreciation and amortization	117,174	—	117,174	581	—	117,755
Income (loss) from operations	232,572	—	232,572	(1,483)	—	231,089
Interest expense (2)	75,663	—	75,663	2,247	(325)	77,585
Income taxes	60,472	—	60,472	(2,458)	—	58,014
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	108,598	—	108,598	(4,650)	325	104,273
Capital expenditures (3)	294,363	—	294,363	371	—	294,734
Total Assets:
As of December 31, 2015	$4,601,708	$265,735	$4,867,443	$39,206	$—	$4,906,649
As of December 31, 2014 (4)	$4,357,760	$263,070	$4,620,830	$80,141	$—	$4,700,971
As of December 31, 2013 (4) (5)	$3,930,251	$—	$3,930,251	$81,282	$—	$4,011,533

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

AVISTA CORPORATION

(3)
The capital expenditures for the other businesses are included as other capital expenditures on the Consolidated Statements of Cash Flows. The remainder of the balance included in other capital expenditures on the Consolidated Statements of Cash Flows for 2014 and 2013 are related to Ecova.

(4)
The total assets balances as of December 31, 2014 and December 31, 2013 were updated to reflect the adoption of FASB ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" as of December 31, 2015, which resulted in the reclassification of long-term debt issuance costs from an asset to a reduction of long-term debt. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the adoption of this ASU.

(5)	The total assets as of December 31, 2013 exclude the total assets associated with Ecova of $339.6 million.
NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
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
A summary of quarterly operations (in thousands, except per share amounts) for 2015 and 2014 follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2015
Operating revenues from continuing operations	$446,490	$337,332	$313,649	$387,305
Operating expenses from continuing operations	356,915	279,972	277,737	316,938
Income from continuing operations	$89,575	$57,360	$35,912	$70,367
Net income from continuing operations	$46,462	$25,078	$12,754	$33,876
Net income from discontinued operations	—	196	289	4,662
Net income	46,462	25,274	13,043	38,538
Net income attributable to noncontrolling interests	(13)	(28)	(32)	(17)
Net income attributable to Avista Corporation shareholders	$46,449	$25,246	$13,011	$38,521
Amounts attributable to Avista Corp. shareholders:
Net income from continuing operations attributable to Avista Corp. shareholders	$46,449	$25,050	$12,722	$33,859
Net income from discontinued operations attributable to Avista Corp. shareholders	—	196	289	4,662
Net income attributable to Avista Corp. shareholders	$46,449	$25,246	$13,011	$38,521
Outstanding common stock:
Weighted average, basic	62,318	62,281	62,299	62,308
Weighted average, diluted	62,889	62,600	62,688	62,758
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$0.74	$0.40	$0.21	$0.54
Earnings per common share from discontinued operations	—	—	—	0.07
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$0.74	$0.40	$0.21	$0.61

AVISTA CORPORATION

	Three Months Ended
	March 31	June 30	September 30	December 31
2014
Operating revenues from continuing operations	$446,578	$312,580	$301,558	$411,846
Operating expenses from continuing operations	356,236	249,849	268,796	345,093
Income from continuing operations	$90,342	$62,731	$32,762	$66,753
Net income from continuing operations	$47,466	$31,270	$10,526	$30,604
Net income (loss) from discontinued operations	1,515	69,312	(55)	1,639
Net income	48,981	100,582	10,471	32,243
Net loss (income) attributable to noncontrolling interests	(482)	289	(20)	(23)
Net income attributable to Avista Corporation shareholders	$48,499	$100,871	$10,451	$32,220
Amounts attributable to Avista Corp. shareholders:
Net income from continuing operations attributable to Avista Corp. shareholders	$47,476	$31,254	$10,506	$30,581
Net income (loss) from discontinued operations attributable to Avista Corp. shareholders	1,023	69,617	(55)	1,639
Net income attributable to Avista Corp. shareholders	$48,499	$100,871	$10,451	$32,220
Outstanding common stock:
Weighted average, basic	60,122	60,184	63,934	62,290
Weighted average, diluted	60,168	60,463	64,244	62,671
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$0.79	$0.52	$0.16	$0.48
Earnings per common share from discontinued operations	0.02	1.15	—	0.03
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$0.81	$1.67	$0.16	$0.51
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2015.
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
Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective at a reasonable assurance level.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attest report on the Company’s internal control over financial reporting as of December 31, 2015.
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

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Avista Corporation
Spokane, Washington
We have audited the internal control over financial reporting of Avista Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 23, 2016

AVISTA CORPORATION

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information regarding executive officers and the Company's Code of Business Conduct and Ethics set forth below) is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2016, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 27, 2015, relating to its Annual Meeting of Shareholders held on May 7, 2015.

Executive Officers of the Registrant
Name	Age	Business Experience
Scott L. Morris	58
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

Mark T. Thies	52
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

Marian M. Durkin	62
Senior Vice President, General Counsel and Chief Compliance Officer since November 2005; Senior Vice President and General Counsel August 2005 – November 2005; prior to employment with the Company: held several legal positions with United Air Lines, Inc. from 1995 to August 2005, most recently served as Vice President Deputy General Counsel and Assistant Secretary.

Karen S. Feltes	60
Senior Vice President of Human Resources and Corporate Secretary since November 2005; Vice President of Human Resources and Corporate Secretary March 2003 – November 2005; Vice President of Human Resources and Corporate Services February 2002 – March 2003; various human resources positions with the Company April 1998 – February 2002.

Dennis P. Vermillion	54
Senior Vice President since January 2010; Vice President July 2007- December 2009; President – Avista Utilities since January 2009; Vice President of Energy Resources and Optimization – Avista Utilities July 2007 – December 2008; President and Chief Operating Officer of Avista Energy February 2001 – July 2007; various other management and staff positions with the Company since 1985.

Jason R. Thackston	45
Senior Vice President since January 2014; Vice President of Energy Resources since December 2012; Vice President of Customer Solutions – Avista Utilities June 2012 - December 2012; Vice President of Energy Delivery April 2011 – December 2012; Vice President of Finance June 2009 – April 2011; various other management and staff positions with the Company since 1996.

Ryan L. Krasselt	46	Vice President, Controller and Principal Accounting Officer since October 2015; various other management and staff positions with the Company since 2001.
Kevin J. Christie	48	Vice President of Customer Solutions since February 2015; various other management and staff positions with the Company since 2005.
James M. Kensok	57	Vice President and Chief Information Officer since January 2007; Chief Information Officer February 2001 – December 2006; various other management and staff positions with the Company since 1996.
David J. Meyer	62	Vice President and Chief Counsel for Regulatory and Governmental Affairs since February 2004; Senior Vice President and General Counsel September 1998 – February 2004.

AVISTA CORPORATION

Executive Officers of the Registrant
Name	Age	Business Experience
Kelly O. Norwood	57
Vice President since November 2000; Vice President of State and Federal Regulation – Avista Utilities since March 2002; Vice President and General Manager of Energy Resources - Avista Utilities August 2000 – March 2002; various other management and staff positions with the Company since 1981.

Heather L. Rosentrater	38	Vice President of Energy Delivery and Customer Service since December 2015; various other management and staff positions with the Company since 1996.
Ed D. Schlect	55	Vice President and Chief Strategy Officer since September 2015; prior to employment with the Company was the Executive Vice President of Corporate Development at Ecova, Inc.
Roger D. Woodworth	59
President of Avista Development since December 2015; Vice President November 1998 – November 2015; Vice President and Chief Strategy Officer April 2011 – September 2015; Vice President, Sustainable Energy Solutions Avista Utilities February 2007 – April 2011; Vice President, Customer Solutions for Avista Utilities March 2003 – February 2007; Vice President of Utility Operations of Avista Utilities September 2001 – March 2003; Vice President – Corporate Development November 1998 – September 2001; various other management and staff positions with the Company since 1979.

All of the Company’s executive officers, with the exception of James M. Kensok, David J. Meyer, Kelly O. Norwood, Kevin J. Christie and Heather L. Rosentrater were officers or directors of one or more of the Company’s subsidiaries in 2015. The Company’s executive officers are elected annually by the Board of Directors.
The Company has adopted a Code of Conduct for directors, officers (including the principal executive officer, principal financial officer and principal accounting officer), and employees. The Code of Conduct is available on the Company’s Web site at www.avistacorp.com and will also be provided to any shareholder without charge upon written request to:
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
Item 11. Executive Compensation
The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2016, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 27, 2015, relating to its Annual Meeting of Shareholders held on May 7, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities):
Information regarding security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities) has been omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2016, from such Proxy Statement; and

•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 27, 2015, relating to its Annual Meeting of Shareholders held on May 7, 2015; reference also being made to Schedules 13G, as amended, in file with the SEC with respect to the Registrant's voting securities (the information contained in such schedules 13G, as amended, not being incorporated herein by reference).

AVISTA CORPORATION

(b)	Security ownership of management:
The information required by this Item regarding the security ownership of management is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2016, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 27, 2015, relating to its Annual Meeting of Shareholders held on May 7, 2015.

(c)	Changes in control:
None.

(d)	Securities authorized for issuance under equity compensation plans as of December 31, 2015:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(1)
Equity compensation plans approved by security holders (2)	—	$—	398,571

(1)
Excludes unvested restricted shares and performance share awards granted under Avista Corp.’s Long Term Incentive Plan. At December 31, 2015, 106,091 Restricted Share awards were outstanding. Performance and market-based share awards may be paid out at zero shares at a minimum achievement level; 335,584 shares at target level; or 671,168 shares at a maximum level. Because there is no exercise price associated with restricted shares or performance and market-based share awards, such shares are not included in the weighted-average price calculation.

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

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2016, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 27, 2015, relating to its Annual Meeting of Shareholders held on May 7, 2015.
Item 14. Principal Accounting Fees and Services
The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2016, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 27, 2015, relating to its Annual Meeting of Shareholders held on May 7, 2015.

AVISTA CORPORATION

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements (Included in Part II of this report):
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity and Redeemable Noncontrolling Interests for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules:
None

(a)	3. Exhibits:
Reference is made to the Exhibit Index commencing on page 148. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b).

AVISTA CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTA CORPORATION

February 23, 2016	By	/s/ Scott L. Morris
Date		Scott L. Morris
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott L. Morris	Principal Executive Officer	February 23, 2016
Scott L. Morris
Chairman of the Board, President and Chief Executive Officer

/s/ Mark T. Thies	Principal Financial Officer	February 23, 2016
Mark T. Thies (Senior Vice President, Chief Financial Officer, and Treasurer)

/s/ Ryan L. Krasselt	Principal Accounting Officer	February 23, 2016
Ryan L. Krasselt (Vice President, Controller and Principal Accounting Officer)

/s/ Erik J. Anderson	Director	February 23, 2016
Erik J. Anderson

/s/ Kristianne Blake	Director	February 23, 2016
Kristianne Blake

/s/ Donald C. Burke	Director	February 23, 2016
Donald C. Burke

/s/ John F. Kelly	Director	February 23, 2016
John F. Kelly

/s/ Rebecca A. Klein	Director	February 23, 2016
Rebecca A. Klein

/s/ Marc F. Racicot	Director	February 23, 2016
Marc F. Racicot

AVISTA CORPORATION

/s/ Heidi B. Stanley	Director	February 23, 2016
Heidi B. Stanley

/s/ R. John Taylor	Director	February 23, 2016
R. John Taylor

/s/ Janet D. Widmann	Director	February 23, 2016
Janet D. Widmann

AVISTA CORPORATION

EXHIBIT INDEX

Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
3.1	(with June 30, 2012 Form 10-Q)	3.1	Restated Articles of Incorporation of Avista Corporation, as amended and restated June 6, 2012.
3.2	(with Form 8-K filed as of November 14, 2014)	3.2	Bylaws of Avista Corporation, as amended November 14, 2014.
4.1	2-4077	B-3	Mortgage and Deed of Trust, dated as of June 1, 1939.
4.2	2-9812	4(c)	First Supplemental Indenture, dated as of October 1, 1952.
4.3	2-60728	2(b)-2	Second Supplemental Indenture, dated as of May 1, 1953.
4.4	2-13421	4(b)-3	Third Supplemental Indenture, dated as of December 1, 1955.
4.5	2-13421	4(b)-4	Fourth Supplemental Indenture, dated as of March 15, 1967.
4.6	2-60728	2(b)-5	Fifth Supplemental Indenture, dated as of July 1, 1957.
4.7	2-60728	2(b)-6	Sixth Supplemental Indenture, dated as of January 1, 1958.
4.8	2-60728	2(b)-7	Seventh Supplemental Indenture, dated as of August 1, 1958.
4.9	2-60728	2(b)-8	Eighth Supplemental Indenture, dated as of January 1, 1959.
4.10	2-60728	2(b)-9	Ninth Supplemental Indenture, dated as of January 1, 1960.
4.11	2-60728	2(b)-10	Tenth Supplemental Indenture, dated as of April 1, 1964.
4.12	2-60728	2(b)-11	Eleventh Supplemental Indenture, dated as of March 1, 1965.
4.13	2-60728	2(b)-12	Twelfth Supplemental Indenture, dated as of May 1, 1966.
4.14	2-60728	2(b)-13	Thirteenth Supplemental Indenture, dated as of August 1, 1966.
4.15	2-60728	2(b)-14	Fourteenth Supplemental Indenture, dated as of April 1, 1970.
4.16	2-60728	2(b)-15	Fifteenth Supplemental Indenture, dated as of May 1, 1973.
4.17	2-60728	2(b)-16	Sixteenth Supplemental Indenture, dated as of February 1, 1975.
4.18	2-60728	2(b)-17	Seventeenth Supplemental Indenture, dated as of November 1, 1976.
4.19	2-69080	2(b)-18	Eighteenth Supplemental Indenture, dated as of June 1, 1980.
4.20	(with 1980 Form 10-K)	4(a)-20	Nineteenth Supplemental Indenture, dated as of January 1, 1981.
4.21	2-79571	4(a)-21	Twentieth Supplemental Indenture, dated as of August 1, 1982.
4.22	(with Form 8-K dated September 20, 1983)	4(a)-22	Twenty-First Supplemental Indenture, dated as of September 1, 1983.
4.23	2-94816	4(a)-23	Twenty-Second Supplemental Indenture, dated as of March 1, 1984.

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
4.24	(with 1986 Form 10-K)	4(a)-24	Twenty-Third Supplemental Indenture, dated as of December 1, 1986.
4.25	(with 1987 Form 10-K)	4(a)-25	Twenty-Fourth Supplemental Indenture, dated as of January 1, 1988.
4.26	(with 1989 Form 10-K)	4(a)-26	Twenty-Fifth Supplemental Indenture, dated as of October 1, 1989.
4.27	33-51669	4(a)-27	Twenty-Sixth Supplemental Indenture, dated as of April 1, 1993.
4.28	(with 1993 Form 10-K)	4(a)-28	Twenty-Seventh Supplemental Indenture, dated as of January 1, 1994.
4.29	(with 2001 Form 10-K)	4(a)-29	Twenty-Eighth Supplemental Indenture, dated as of September 1, 2001.
4.30	333-82502	4(b)	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2001.
4.31	(with June 30, 2002 Form 10-Q)	4(f)	Thirtieth Supplemental Indenture, dated as of May 1, 2002.
4.32	333-39551	4(b)	Thirty-First Supplemental Indenture, dated as of May 1, 2003.
4.33	(with September 30, 2003 Form 10-Q)	4(f)	Thirty-Second Supplemental Indenture, dated as of September 1, 2003.
4.34	333-64652	4(a)33	Thirty-Third Supplemental Indenture, dated as of May 1, 2004.
4.35	(with Form 8-K dated as of December 15, 2004)	4.1	Thirty-Fourth Supplemental Indenture, dated as of November 1, 2004.
4.36	(with Form 8-K dated as of December 15, 2004)	4.2	Thirty-Fifth Supplemental Indenture, dated as of December 1, 2004.
4.37	(with Form 8-K dated as of December 15, 2004)	4.3	Thirty-Sixth Supplemental Indenture, dated as of December 1, 2004.
4.38	(with Form 8-K dated as of December 15, 2004)	4.4	Thirty-Seventh Supplemental Indenture, dated as of December 1, 2004.
4.39	(with Form 8-K dated as of May 12, 2005)	4.1	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2005.
4.40	(with Form 8-K dated as of November 17, 2005)	4.1	Thirty-Ninth Supplemental Indenture, dated as of November 1, 2005.
4.41	(with Form 8-K dated as of April 6, 2006)	4.1	Fortieth Supplemental Indenture, dated as of April 1, 2006.
4.42	(with Form 8-K dated as of December 15, 2006)	4.1	Forty-First Supplemental Indenture, dated as of December 1, 2006.
4.43	(with Form 8-K dated as of April 3, 2008)	4.1	Forty-Second Supplemental Indenture, dated as of April 1, 2008.
4.44	(with Form 8-K dated as of November 26, 2008)	4.1	Forty-Third Supplemental Indenture, dated as of November 1, 2008.
4.45	(with Form 8-K dated as of December 16, 2008)	4.1	Forty-Fourth Supplemental Indenture, dated as of December 1, 2008.
4.46	(with Form 8-K dated as of December 30, 2008)	4.3	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008.
4.47	(with Form 8-K dated as of September 15, 2009)	4.1	Forty-Sixth Supplemental Indenture, dated as of September 1, 2009.
4.48	(with Form 8-K dated as of November 25, 2009)	4.1	Forty-Seventh Supplemental Indenture, dated as of November 1, 2009.
4.49	(with Form 8-K dated as of December 15, 2010)	4.5	Forty-Eighth Supplemental Indenture, dated as of December 1, 2010.
4.50	(with Form 8-K dated as of December 20, 2010)	4.1	Forty-Ninth Supplemental Indenture, dated as of December 1, 2010.

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
4.51	(with Form 8-K dated as of December 30, 2010)	4.1	Fiftieth Supplemental Indenture, dated as of December 1, 2010.
4.52	(with Form 8-K dated as of February 11, 2011)	4.1	Fifty-First Supplemental Indenture, dated as of February 1, 2011.
4.53	(with Form 8-K dated as of August 16, 2011)	4.1	Fifty-Second Supplemental Indenture, dated as of August 1, 2011.
4.54	(with Form 8-K dated as of December 14, 2011)	4.1	Fifty-Third Supplemental Indenture, dated as of December 1, 2011.
4.55	(with Form 8-K dated as of November 30, 2012)	4.1	Fifty-Fourth Supplemental Indenture, dated as of November 1, 2012.
4.56	(with Form 8-K dated as of August 14, 2013)	4.1	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2013.
4.57	(with Form 8-K dated as of April 18, 2014)	4.1	Fifty-Sixth Supplemental Indenture, dated as of April 1, 2014.
4.58	(with Form 8-K dated as of December 18, 2014)	4.1	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2014.
4.59	(with Form 8-K dated as of December 16, 2015)	4.1	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2015.
4.60	(with Form 8-K dated as of December 15, 2004)	4.5	Supplemental Indenture No. 1, dated as of December 1, 2004 to the Indenture dated as of April 1, 1998 between Avista Corporation and JPMorgan Chase Bank, N.A.
4.61	333-82165	4(a)	Indenture dated as of April 1, 1998 between Avista Corporation and The Bank of New York, as Successor Trustee.
4.62	(with Form 8-K dated as of December 15, 2010)	4.1
Loan Agreement between City of Forsyth, Montana and Avista Corporation $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A dated as of December 1, 2010.

4.63	(with Form 8-K dated as of December 15, 2010)	4.3
Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A, dated as of December 1, 2010.

4.64	(with Form 8-K dated as of December 15, 2010)	4.2
Loan Agreement between City of Forsyth, Montana and Avista Corporation $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B dated as of December 1, 2010.

4.65	(with Form 8-K dated as of December 15, 2010)	4.4
Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B, dated as of December 1, 2010.

4.66	(with June 30, 2012 Form 10-Q)	3.1	Restated Articles of Incorporation of Avista Corporation, as amended and restated June 6, 2012 (see Exhibit 3.1 herein).
4.67	(with Form 8-K filed as of November 14, 2014)	3.2	Bylaws of Avista Corporation, as amended November 14, 2014 (see Exhibit 3.2 herein).
4.68	(Form 10/A)	N/A	Post-Effective Amendment No. 1 on Form 10/A, filed February 26, 2015, to Registration Statement on Form 10, filed September 1952.
10.1	(with Form 8-K dated as of February 11, 2011)	10.1
Credit Agreement, dated as of February 11, 2011, among Avista Corporation, the Banks Party hereto, The Bank of New York Mellon, Keybank National Association, and U.S. Bank National Association, as Co-Documentation Agents, Wells Fargo Bank National Association as Syndication Agent and an Issuing Bank, and Union Bank N.A. as Administrative Agent and an Issuing Bank.

10.2	(with Form 8-K dated as of February 11, 2011)	10.2	Bond Delivery Agreement, dated as of February 11, 2011, between Avista Corporation and Union Bank, N.A.

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
10.3	(with Form 8-K dated as of April 18, 2014)	10.1
Second Amendment to Credit Agreement, dated as of April 18, 2014, among Avista Corporation, Wells Fargo Bank, National Association, as an Issuing Bank, Union Bank, N.A. as Administrative Agent and an Issuing Bank, and the financial institutions identified hereof as Continuing Lenders and Exiting Lender.

10.4	(with Form 8-K dated as of April 18, 2014)	10.2	Bond Delivery Agreement, dated as of April 18, 2014, between Avista Corporation and Union Bank, N.A.
10.5	(with Form 8-K dated as of August 14, 2013)	10.1	Term Loan Agreement, dated as of August 14, 2013, among Avista Corporation, the Lenders Party hereto and Union Bank N.A. as Administrative Agent.
10.6	(with Form 8-K dated as of August 14, 2013)	10.2	Bond Delivery Agreement, dated as of August 14, 2013, between Avista Corporation and Union Bank, N.A.
10.7	(with Form 8-K dated as of December 14, 2011)	10.1
First Amendment and Waiver Thereunder, dated as of December 14, 2011, to the Credit Agreement dated as of February 11, 2011, among Avista Corporation, the Banks Party hereto, Wells Fargo Bank National Association as an Issuing Bank, and Union Bank N.A. as Administrative Agent and an Issuing Bank.

10.8	(with 2002 Form 10-K)	10(b)-3
Priest Rapids Project Product Sales Contract executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10.9	(with 2002 Form 10-K)	10(b)-4
Priest Rapids Project Reasonable Portion Power Sales Contract executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10.10	(with 2002 Form 10-K)	10(b)-5
Additional Product Sales Agreement (Priest Rapids Project) executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10.11	2-60728	5(g)	Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.
10.12	2-60728	5(g)-1	Amendment to Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.
10.13	2-60728	5(h)	Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.
10.14	2-60728	5(h)-1	Amendment to Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.
10.15	(with September 30, 1985 Form 10-Q)	1
Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and the Company, dated as of September 17, 1985, describing the settlement of Project 3 litigation.

10.16	(with 1981 Form 10-K)	10(s)-7	Ownership and Operation Agreement for Colstrip Units No. 3 and 4, dated as of May 6, 1981.
10.17	(with 1992 Form 10-K)	10(s)-1	Agreements for Purchase and Sale of Firm Capacity between the Company and Portland General Electric Company dated March and June 1992.
10.18	(with 2011 Form 10-K)	10.15	Avista Corporation Executive Deferral Plan. (3)
10.19	(with 2011 Form 10-K)	10.16	Avista Corporation Executive Deferral Plan. (3)(8)

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
10.20	(with 2011 Form 10-K)	10.17	Avista Corporation Supplemental Executive Retirement Plan. (3)(8)
10.21	(with 2011 Form 10-K)	10.18	Avista Corporation Supplemental Executive Retirement Plan. (3)(8)
10.22	(with 1992 Form 10-K)	10(t)-11	The Company’s Unfunded Supplemental Executive Disability Plan. (3)
10.23	(with 2007 Form 10-K)	10.34	Income Continuation Plan of the Company. (3)
10.24	(with 2010 Definitive Proxy Statement filed March 31, 2010)	Appendix A	Avista Corporation Long-Term Incentive Plan. (3)
10.25	(with 2010 Form 10-K)	10.23	Avista Corporation Performance Award Plan Summary. (3)
10.26	(with 2010 Form 10-K)	10.24	Avista Corporation Performance Award Agreement 2010. (3)
10.27	(with 2011 Form 10-K)	10.24	Avista Corporation Performance Award Agreement 2011. (3)
10.28	(with 2012 Form 10-K)	10.25	Avista Corporation Performance Award Agreement 2012. (3)
10.29	(with 2013 Form 10-K)	10.27	Avista Corporation Performance Award Agreement 2013. (3)
10.30	(with 2014 Form 10-K)	10.30	Avista Corporation Performance Award Agreement 2014. (3)
10.31	(2)		Avista Corporation Performance Award Agreement 2015. (3)
10.32	(with Form 8-K dated June 21, 2005)	10.1	Employment Agreement between the Company and Marian Durkin in the form of a Letter of Employment. (3)
10.33	(with Form 8-K dated August 13, 2008)	10.1	Employment Agreement between the Company and Mark T. Thies in the form of a Letter of Employment. (3)
10.34	333-47290	99.1	Non-Officer Employee Long-Term Incentive Plan.
10.35	(with 2010 Form 10-K)		Form of Change of Control Agreement between the Company and its Executive Officers. (3)(5)
10.36	(with 2010 Form 10-K)		Form of Change of Control Agreement between the Company and its Executive Officers. (3)(6)
10.37	(with 2010 Form 10-K)		Form of Change of Control Agreement between the Company and its Executive Officers. (3)(7)
10.38	(with 2010 Form 10-K)		Form of Change of Control Agreement between the Company and its Executive Officers. (3)(7)
10.39	(2)		Avista Corporation Non-Employee Director Compensation.
12	(2)		Statement Re: computation of ratio of earnings to fixed charges.
21	(2)		Subsidiaries of Registrant.
23	(2)		Consent of Independent Registered Public Accounting Firm.
31.1	(2)		Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	(2)		Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32	(4)		Certification of Corporate Officers (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
101	(2)
The following financial information from the Annual Report on Form 10 K for the period ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Equity and Redeemable Noncontrolling Interests; and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference.

(2)	Filed herewith.

(3)	Management contracts or compensatory plans filed as exhibits to this Form 10-K pursuant to Item 15(b).

(4)	Furnished herewith.

(5)	Applies to James M. Kensok, David J. Meyer, Kelly O. Norwood, Jason R. Thackston, Dennis P. Vermillion and Roger D. Woodworth.

(6)	Applies to Marian M. Durkin, Karen S. Feltes, Scott L. Morris, and Mark T. Thies.

(7)	Applies to executive officers appointed after October 1, 2010. This applies to Kevin J. Christie, Ryan L. Krasselt, Ed D. Schlect and Heather L. Rosentrater.

(8)	Applies to executive officers appointed after February 4, 2011. This applies to Kevin J. Christie, Ryan L. Krasselt, Ed D. Schlect and Heather L. Rosentrater.