Form 10-Q
period 2016-03-31
AVISTA CORP
filed 2016-05-04
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2016 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 30, 2016, 63,210,140 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

AVISTA CORPORATION

i

AVISTA CORPORATION

ii

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
Financial Risk

•
weather conditions (temperatures, precipitation levels and wind patterns), which affect both energy demand and electric generating capability, including the effect of precipitation and temperature on hydroelectric resources, the effect of wind patterns on wind-generated power, weather-sensitive customer demand, and similar effects on supply and demand in the wholesale energy markets;

•
our ability to obtain financing through the issuance of debt and/or equity securities, which can be affected by various factors including our credit ratings, interest rates and other capital market conditions and the global economy;

•
changes in interest rates that affect borrowing costs, our ability to effectively hedge interest rates for anticipated debt issuances, variable interest rate borrowing and the extent to which we recover interest costs through utility operations;

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

•
political pressures or regulatory practices that could constrain or place additional cost burdens on our distribution systems through accelerated adoption of distributed generation or electric-powered transportation or on our energy supply sources, such as campaigns to halt coal-fired power generation and opposition to other thermal generation, wind turbines or hydroelectric facilities;

•
wholesale and retail competition including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements;

•	failure to identify changes in legislation, taxation and regulatory issues which are detrimental or beneficial to our overall business; and

•	the risk of municipalization in any of our service territories.
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

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands, except per share amounts
(Unaudited)

	2016	2015
Operating Revenues:
Utility revenues	$412,793	$436,407
Non-utility revenues	5,380	10,083
Total operating revenues	418,173	446,490
Operating Expenses:
Utility operating expenses:
Resource costs	161,719	209,560
Other operating expenses	75,779	73,172
Depreciation and amortization	39,192	34,300
Taxes other than income taxes	29,385	29,898
Non-utility operating expenses:
Other operating expenses	5,825	9,816
Depreciation and amortization	188	169
Total operating expenses	312,088	356,915
Income from operations	106,085	89,575
Interest expense	21,273	19,902
Interest expense to affiliated trusts	138	112
Capitalized interest	(914)	(917)
Other income-net	(2,422)	(2,231)
Income before income taxes	88,010	72,709
Income tax expense	31,942	26,247
Net income	56,068	46,462
Net income attributable to noncontrolling interests	(16)	(13)
Net income attributable to Avista Corp. shareholders	$56,052	$46,449
Weighted-average common shares outstanding (thousands), basic	62,605	62,318
Weighted-average common shares outstanding (thousands), diluted	62,907	62,889
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.90	$0.75
Diluted	$0.89	$0.74
Dividends declared per common share	$0.3425	$0.33
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2016	2015
Net income	$56,068	$46,462
Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $(663) and $132, respectively	(1,229)	246
Total other comprehensive income (loss)	(1,229)	246
Comprehensive income	54,839	46,708
Comprehensive income attributable to noncontrolling interests	(16)	(13)
Comprehensive income attributable to Avista Corporation shareholders	$54,823	$46,695

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$12,767	$10,484
Accounts and notes receivable-less allowances of $5,251 and $4,530, respectively	149,537	169,413
Utility energy commodity derivative assets	127	683
Regulatory asset for utility derivatives	22,830	17,260
Materials and supplies, fuel stock and stored natural gas	43,885	54,148
Income taxes receivable	12,911	24,121
Other current assets	37,167	29,937
Total current assets	279,224	306,046
Net Utility Property:
Utility plant in service	5,218,583	5,129,192
Construction work in progress	174,877	202,683
Total	5,393,460	5,331,875
Less: Accumulated depreciation and amortization	1,465,883	1,433,286
Total net utility property	3,927,577	3,898,589
Other Non-current Assets:
Investment in exchange power-net	8,371	8,983
Investment in affiliated trusts	11,547	11,547
Goodwill	57,672	57,672
Long-term energy contract receivable	11,136	14,694
Other property and investments-net and other non-current assets	54,065	50,750
Total other non-current assets	142,791	143,646
Deferred Charges:
Regulatory assets for deferred income tax	100,708	101,240
Regulatory assets for pensions and other postretirement benefits	229,877	235,009
Other regulatory assets	99,142	99,798
Regulatory asset for unsettled interest rate swaps	144,966	83,973
Non-current regulatory asset for utility commodity derivatives	25,834	32,420
Other deferred charges	5,894	5,928
Total deferred charges	606,421	558,368
Total assets	$4,956,013	$4,906,649
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation
Dollars in thousands
(Unaudited)

	March 31,	December 31,
	2016	2015
Liabilities and Equity:
Current Liabilities:
Accounts payable	$59,140	$114,349
Current portion of long-term debt and capital leases	93,197	93,167
Short-term borrowings	90,000	105,000
Utility energy commodity derivative liabilities	10,695	14,268
Other current liabilities	178,809	147,896
Total current liabilities	431,841	474,680
Long-term debt and capital leases	1,479,791	1,480,111
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	264,951	261,594
Pensions and other postretirement benefits	202,013	201,453
Deferred income taxes	762,522	747,477
Other non-current liabilities and deferred credits	174,080	161,500
Total liabilities	3,366,745	3,378,362
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 63,208,059 and 62,312,651 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,032,023	1,004,336
Accumulated other comprehensive loss	(7,879)	(6,650)
Retained earnings	565,447	530,940
Total Avista Corporation shareholders’ equity	1,589,591	1,528,626
Noncontrolling Interests	(323)	(339)
Total equity	1,589,268	1,528,287
Total liabilities and equity	$4,956,013	$4,906,649
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2016	2015
Operating Activities:
Net income	$56,068	$46,462
Non-cash items included in net income:
Depreciation and amortization	40,291	35,379
Deferred income tax provision (benefit) and investment tax credits	34,030	(82)
Power and natural gas cost amortizations, net	5,379	8,196
Amortization of debt expense	876	895
Amortization of investment in exchange power	613	613
Stock-based compensation expense	2,313	1,707
Equity-related AFUDC	(2,261)	(2,215)
Pension and other postretirement benefit expense	9,475	9,217
Amortization of Spokane Energy contract	3,558	3,271
Other	(12,747)	(3,077)
Contributions to defined benefit pension plan	(4,000)	(4,000)
Changes in certain current assets and liabilities:
Accounts and notes receivable	18,364	2,664
Materials and supplies, fuel stock and stored natural gas	10,263	22,571
Increase in collateral posted for derivative instruments	(42,871)	(18,516)
Income taxes receivable	11,210	43,331
Other current assets	(10,978)	471
Accounts payable	(30,804)	(30,545)
Income taxes payable	1,067	20,162
Other current liabilities	15,701	10,274
Net cash provided by operating activities	105,547	146,778

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(88,878)	(81,597)
Other capital expenditures	(119)	(412)
Other	(2,657)	1,834
Net cash used in investing activities	(91,654)	(80,175)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2016	2015
Financing Activities:
Net decrease in short-term borrowings	$(15,000)	$(40,000)
Redemption and maturity of long-term debt	(792)	(639)
Maturity of nonrecourse long-term debt of Spokane Energy	—	(1,431)
Issuance of common stock, net of issuance costs	27,150	371
Repurchase of common stock	—	(2,920)
Cash dividends paid	(21,545)	(20,717)
Other	(1,423)	(1,329)
Net cash used in financing activities	(11,610)	(66,665)

Net increase (decrease) in cash and cash equivalents	2,283	(62)

Cash and cash equivalents at beginning of period	10,484	22,143

Cash and cash equivalents at end of period	$12,767	$22,081
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2016	2015
Common Stock, Shares:
Shares outstanding at beginning of period	62,312,651	62,243,374
Shares issued	895,408	117,159
Shares repurchased	—	(89,400)
Shares outstanding at end of period	63,208,059	62,271,133
Common Stock, Amount:
Balance at beginning of period	$1,004,336	$999,960
Equity compensation expense	1,967	1,513
Issuance of common stock, net of issuance costs	27,150	371
Payment of minimum tax withholdings for share-based payment awards	(3,027)	(1,480)
Repurchase of common stock	—	(1,431)
Excess tax benefits	1,597	42
Balance at end of period	1,032,023	998,975
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(6,650)	(7,888)
Other comprehensive income (loss)	(1,229)	246
Balance at end of period	(7,879)	(7,642)
Retained Earnings:
Balance at beginning of period	530,940	491,599
Net income attributable to Avista Corporation shareholders	56,052	46,449
Cash dividends paid (common stock)	(21,545)	(20,717)
Repurchase of common stock	—	(1,489)
Balance at end of period	565,447	515,842
Total Avista Corporation shareholders’ equity	1,589,591	1,507,175
Noncontrolling Interests:
Balance at beginning of period	(339)	(429)
Net income attributable to noncontrolling interests	16	13
Balance at end of period	(323)	(416)
Total equity	$1,589,268	$1,506,759
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2016 and 2015 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2015 Form 10-K for definitions of terms. The acronyms and terms are an integral part of these condensed consolidated financial statements.
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
Alaska Energy and Resources Company (AERC) is a wholly-owned subsidiary of Avista Corp. The primary subsidiary of AERC is Alaska Electric Light and Power Company (AEL&P), comprising the regulated utility operations in Alaska. Avista Capital, Inc. (Avista Capital), a wholly owned non-regulated subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, with the exception of AJT Mining Properties, Inc. in Alaska.
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
Taxes Other Than Income Taxes
Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense. Taxes other than income taxes consisted of the following items for the three months ended March 31 (dollars in thousands):

	2016	2015
Utility related taxes	$18,365	$19,498
Property taxes	10,420	9,686
Other taxes	600	714
Total	$29,385	$29,898

AVISTA CORPORATION

Other Income-Net
Other income-net consisted of the following items for the three months ended March 31 (dollars in thousands):

	2016	2015
Interest income	$540	$263
Equity-related AFUDC	2,261	2,215
Other income (loss)	(379)	(247)
Total	$2,422	$2,231
Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or net realizable value for our non-regulated operations and consisted of the following as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
	2016	2015
Materials and supplies	$38,718	$37,101
Fuel stock	4,254	4,273
Stored natural gas	913	12,774
Total	$43,885	$54,148
Derivative Assets and Liabilities
Derivatives are recorded as either assets or liabilities on the Condensed Consolidated Balance Sheets measured at estimated fair value.
The Washington Utilities and Transportation Commission (UTC) and the Idaho Public Utilities Commission (IPUC) issued accounting orders authorizing Avista Corp. to offset energy commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of delivery. The orders provide for Avista Corp. to not recognize the unrealized gain or loss on utility derivative commodity instruments in the Condensed Consolidated Statements of Income. Realized gains or losses are recognized in the periods of delivery, subject to approval for recovery through retail rates. Realized gains and losses, result in adjustments to retail rates through purchased gas cost adjustments, the Energy Recovery Mechanism (ERM) in Washington, the Power Cost Adjustment (PCA) mechanism in Idaho, and periodic general rates cases. Regulatory assets are assessed regularly and are probable for recovery through future rates.
Substantially all forward contracts to purchase or sell power and natural gas are recorded as derivative assets or liabilities at estimated fair value with an offsetting regulatory asset or liability. Contracts that are not considered derivatives are accounted for on the accrual basis until they are settled or realized unless there is a decline in the fair value of the contract that is determined to be other-than-temporary.
For interest rate swap derivatives, each period Avista Corp. records all mark-to-market gains and losses as assets and liabilities and records offsetting regulatory assets and liabilities, such that there is no income statement impact. Upon settlement of interest rate swaps, the regulatory asset or liability (included as part of long-term debt) is amortized as a component of interest expense over the term of the associated debt. While the Company has not received any formal accounting orders from the various state commissions providing for the offset of interest rate swap assets and liabilities with regulatory assets and liabilities, the interest rate swap derivatives are risk management tools similar to energy commodity derivatives and the Company believes that the prior practice of the commissions to provide recovery through the ratemaking process justifies this accounting treatment.
As of March 31, 2016, the Company has multiple master netting agreements with a variety of entities that allow for cross-commodity netting of derivative agreements with the same counterparty (i.e. power derivatives can be netted with natural gas derivatives) under ASC 815-10-45. In addition, some master netting agreements allow for the netting of commodity derivatives and interest rate swap derivatives for the same counterparty. The Company does not have any agreements which allow for cross-affiliate netting among multiple affiliated legal entities. The Company nets all derivative instruments when allowed by the agreement for presentation in the Condensed Consolidated Balance Sheets.

AVISTA CORPORATION

Fair Value Measurements
Fair value represents the price that would be received when selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Energy commodity derivative assets and liabilities, deferred compensation assets, as well as derivatives related to interest rate swap derivatives and foreign currency exchange derivatives, are reported at estimated fair value on the Condensed Consolidated Balance Sheets. See Note 9 for the Company’s fair value disclosures.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consisted of the following as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
	2016	2015
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $4,243 and $3,580, respectively	$7,879	$6,650
The following table details the reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31 (dollars in thousands). Items in parenthesis indicate reductions to net income.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	2016	2015	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$311	$273	(a)
Amortization of net loss	(3,642)	(3,688)	(a)
Adjustment due to effects of regulation	5,223	3,037	(a) (b)
	1,892	(378)	Total before tax
	(663)	132	Tax expense (benefit)
	$1,229	$(246)	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 5 for additional details).

(b)
The adjustment for the effects of regulation during the first quarter of 2016 includes approximately $2.1 million related to the reclassification of a pension regulatory asset associated with one of our jurisdictions into accumulated other comprehensive loss.

Appropriated Retained Earnings
In accordance with the hydroelectric licensing requirements of section 10(d) of the Federal Power Act (FPA), the Company maintains an appropriated retained earnings account for any earnings in excess of the specified rate of return on the Company's investment in the licenses for its various hydroelectric projects. Per section 10(d) of the FPA, the Company must maintain these excess earnings in an appropriated retained earnings account until the termination of the licensing agreements or apply them to reduce the net investment in the licenses of the hydroelectric projects at the discretion of the Federal Energy Regulatory Commission (FERC). The Company typically calculates the earnings in excess of the specified rate of return on an annual basis, usually during the second quarter.
In addition to the hydroelectric project licenses identified above for Avista Utilities, the requirements of section 10(d) of the FPA also apply to the AEL&P licenses for Lake Dorothy and Annex Creek/Salmon Creek (combined).
The appropriated retained earnings amounts included in retained earnings were as follows as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
	2016	2015
Appropriated retained earnings	$21,030	$21,030

AVISTA CORPORATION

Dividends
The payment of dividends on common stock could be limited by:

•	certain covenants applicable to preferred stock (when outstanding) contained in the Company’s Restated Articles of Incorporation, as amended (currently there are no preferred shares outstanding),

•	certain covenants applicable to the Company's outstanding long-term debt and committed line of credit agreements,

•	the hydroelectric licensing requirements of section 10(d) of the FPA (see above), which does not allow appropriated retained earnings to be distributed as dividends,

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

Under the covenant applicable to the Company's committed line of credit agreement, which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time, the amount of retained earnings available for dividends at March 31, 2016 was limited to $429.3 million.
Under the requirements of the OPUC approval of the AERC acquisition as outlined above, the amount available for dividends at March 31, 2016 was limited to $275.4 million.
Sales Agency Agreements
In March 2016, the Company entered into four separate sales agency agreements under which the sales agents, as Avista Corp.’s agents, may offer and sell up to 3.8 million new shares of Avista Corp.'s common stock, no par value, from time to time. The sales agency agreements expire on February 29, 2020. In the three months ended March 31, 2016, 0.7 million shares were issued under these agreements resulting in total net proceeds of $27.1 million, leaving 3.1 million shares remaining to be issued.
Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses losses that do not meet these conditions for accrual if there is a reasonable possibility that a loss may be incurred. As of March 31, 2016, the Company has not recorded any significant amounts related to unresolved contingencies.
NOTE 2. NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity identifies the various performance obligations in a contract, allocates the transaction price among the performance obligations and recognizes revenue as the entity satisfies the performance obligations. This ASU was originally effective for periods beginning after December 15, 2016 and early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for one year, with adoption as of the original date permitted. However, while this ASU is not effective until 2018, it will require retroactive application to all periods presented in the financial statements. As such, at adoption, amounts from the two preceding years may have to be revised or a cumulative adjustment to opening retained earnings may have to be recorded. The Company is evaluating this standard and cannot, at this time, estimate the potential impact on its future financial condition, results of operations and cash flows.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This ASU significantly changes the consolidation analysis required under GAAP, including the identification of variable interest entities (VIE). The ASU also removes the deferral of the VIE analysis related to investments in certain investment funds, which will result in a different consolidation evaluation for these types of investments. The Company

AVISTA CORPORATION

adopted this standard effective January 1, 2016, which resulted in additional disclosures surrounding the Company's investments in VIEs. See Note 3 for additional discussion regarding the adoption of this ASU.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides guidance on how organizations should account for fees paid in a cloud computing arrangement, including helping organizations understand whether their arrangement includes a software license. If the arrangement includes a software license, the software license would be accounted for in a manner consistent with internal-use software. If a cloud-computing arrangement does not include a software license, the customer is required to account for the arrangement as a service contract. This ASU was effective for periods beginning on or after December 15, 2015 and the Company adopted this standard on a prospective basis effective January 1, 2016. The adoption of this standard did not result in any changes to the Company's existing accounting and did not impact the Company's financial condition, results of operations and cash flows.
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” This ASU introduces a new lessee model that brings most leases onto the balance sheet. The standard also aligns certain of the underlying principles of the new lessor model with those in Accounting Standards Codification (ASC) Topic 606, the FASB’s new revenue recognition standard. Furthermore, this ASU addresses other concerns related to the current leases model; for example, eliminating the required use of bright-line tests in current GAAP for determining lease classification (operating leases versus capital leases). This ASU also includes enhanced disclosures surrounding leases. This ASU is effective for periods beginning on or after December 15, 2018; however, early adoption is permitted. Upon adoption, this ASU must be applied using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company evaluated this standard and determined that it will not early adopt this standard as of March 31, 2016. The Company is still in the process of determining the potential impact on its future financial condition, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions including allowing excess tax benefits or tax deficiencies to be recognized as income tax benefits or expenses in the Statements of Income rather than in Additional Paid in Capital (APIC). Also, excess tax benefits no longer represent a financing cash inflow on the Statement of Cash Flows and instead will be included as an operating activity. Under this ASU, excess tax benefits and tax deficiencies will be excluded from the calculation of diluted earnings per share, whereas under current accounting guidance, these amounts must be estimated and included in the calculation. In addition, this ASU simplifies the accounting for forfeitures and changes the statutory tax withholding requirements for share-based payments. This ASU is effective for periods beginning after December 15, 2016 and early adoption is permitted. The Company evaluated this standard and determined that it will not early adopt this standard as of March 31, 2016. The Company is still in the process of determining the potential impact on its future financial condition, results of operations and cash flows.
NOTE 3. VARIABLE INTEREST ENTITIES
Lancaster Power Purchase Agreement
The Company has a power purchase agreement (PPA) for the purchase of all the output of the Lancaster Plant, a 270 MW natural gas-fired combined cycle combustion turbine plant located in Kootenai County, Idaho, owned by an unrelated third-party (Rathdrum Power LLC), through 2026.
Avista Corp. has a variable interest in the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. Accordingly, neither the Lancaster Plant nor Rathdrum Power LLC is included in Avista Corp.’s condensed consolidated financial statements. The Company has a future contractual obligation of approximately $289.9 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. These payments are due regardless of plant performance; however, the Company believes that such costs will be recovered through retail rates.

AVISTA CORPORATION

Limited Partnerships and Similar Entities
The Company adopted ASU No. 2015-02 effective January 1, 2016. As a result of the adoption of this ASU, the Company evaluated all of its existing investments to determine if any entities would be considered VIEs under the new guidance and whether consolidation would be required. Under the ASU, a limited partnership or similar legal entity that is the functional equivalent of a limited partnership would be considered a VIE regardless of whether it otherwise qualifies as a voting interest entity unless a simple majority or lower threshold of the “unrelated” limited partners (i.e., parties other than the general partner, entities under common control with the general partner, and other parties acting on behalf of the general partner) have substantive kick-out rights (including liquidation rights) or participating rights.
The Company has five investments in limited partnerships (or the functional equivalent) where Avista Corp. is a limited partner investor in an investment fund where the general partner makes all the investment and operating decisions with regards to the partnership and fund. To remove the general partner from any of the funds, approval from greater than a simple majority of the limited partners is required. As such, the limited partners do not have substantive kick-out rights and these investment are considered VIEs. Consolidation of these VIEs by Avista Corp. is not required because the Company does not have majority ownership in any of the funds, it does not have the power to direct any activities of the funds and it does not have the power to appoint executive leadership, including the board of directors.
Avista Corp. participates in profits and losses of the investment funds based on its ownership percentage and its losses are capped at its total initial investment in the funds. Avista Corp. does not have any additional commitments beyond its initial investment. In addition, the Company is not allowed to withdraw any capital contributions from the investment funds until after the funds' expiration dates and all liabilities of the funds are settled. The expiration dates range from 2016 to 2032, with one investment having no termination date (perpetual). As of March 31, 2016, the Company has a total carrying amount in these investment funds of $5.8 million.
NOTE 4. DERIVATIVES AND RISK MANAGEMENT
The disclosures below in Note 4 apply only to Avista Corp. and Avista Utilities; AERC and its primary subsidiary AEL&P do not enter into derivative instruments.
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
As part of the Company's resource procurement and management operations in the electric business, the Company engages in an ongoing process of resource optimization, which involves the economic selection from available energy resources to serve the Company's load obligations and the use of these resources to capture available economic value. The Company transacts in wholesale markets by selling and purchasing electric capacity and energy, fuel for electric generation, and derivative contracts related to capacity, energy and fuel. Such transactions are part of the process of matching resources with load obligations and hedging a portion of the related financial risks. These transactions range from terms of intra-hour up to multiple years.
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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of March 31, 2016 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs
2016	213	1,643	13,846	127,565	200	1,916	968	104,118
2017	397	97	1,265	58,238	255	483	1,360	41,918
2018	397	—	—	23,903	286	192	1,360	6,363
2019	235	—	610	10,245	158	—	1,345	—
2020	—	—	910	1,815	—	—	1,430	—
Thereafter	—	—	—	—	—	—	1,060	—

The following table presents the underlying energy commodity derivative volumes as of December 31, 2015 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

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

The electric and natural gas derivative contracts above will be included in either power supply costs or natural gas supply costs during the period they are delivered and will be included in the various recovery mechanisms (ERM, PCA, and Purchased Gas Adjustments (PGA)), or in the general rate case process, and are expected to be collected through retail rates from customers.
Foreign Currency Exchange Derivatives
A significant portion of Avista Utilities’ natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Utilities’ short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within 60 days with U.S. dollars. Avista Utilities hedges a portion of the foreign currency risk by purchasing Canadian currency derivatives when such commodity transactions are initiated. The foreign currency exchange derivatives and the unhedged foreign currency risk have not had a material effect on the Company’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations are included with natural gas supply costs for ratemaking.
The following table summarizes the foreign currency derivatives that the Company has outstanding as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
	2016	2015
Number of contracts	24	24
Notional amount (in United States currency)	$2,787	$1,463
Notional amount (in Canadian currency)	3,700	2,002

AVISTA CORPORATION

Interest Rate Derivatives
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
The following table summarizes the interest rate swaps that the Company has entered into as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
March 31, 2016	6	115,000	2016
	4	55,000	2017
	13	265,000	2018
	3	40,000	2019
	4	50,000	2022
December 31, 2015	6	115,000	2016
	3	45,000	2017
	11	245,000	2018
	2	30,000	2019
	1	20,000	2022
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
Summary of Outstanding Derivative Instruments
The amounts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2016 (in thousands):

		Fair Value as of March 31, 2016
Derivative	Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency contracts	Other current assets	$64	$—	$—	$64
Interest rate contracts	Other property and investments-net and other non-current assets	451	—	—	451
Interest rate contracts	Other current liabilities	—	(38,802)	10,558	(28,244)
Interest rate contracts	Other non-current liabilities and deferred credits	443	(106,607)	65,442	(40,722)
Commodity contracts	Current utility energy commodity derivative assets	127	—	—	127
Commodity contracts	Non-current utility energy commodity derivative assets	136	(51)	—	85
Commodity contracts	Current utility energy commodity derivative liabilities	68,153	(91,109)	12,261	(10,695)
Commodity contracts	Other non-current liabilities and deferred credits	7,967	(33,886)	7,711	(18,208)
Total derivative instruments recorded on the balance sheet		$77,341	$(270,455)	$95,972	$(97,142)
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2015 (in thousands):

		Fair Value as of December 31, 2015
Derivative	Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency contracts	Other current liabilities	$2	$(19)	$—	$(17)
Interest rate contracts	Other property and investments-net and other non-current assets	23	—	—	23
Interest rate contracts	Other current liabilities	118	(23,262)	3,880	(19,264)
Interest rate contracts	Other non-current liabilities and deferred credits	1,407	(62,236)	30,150	(30,679)
Commodity contracts	Current utility energy commodity derivative assets	1,236	(553)	—	683
Commodity contracts	Current utility energy commodity derivative liabilities	67,466	(85,409)	3,675	(14,268)
Commodity contracts	Other non-current liabilities and deferred credits	6,613	(39,033)	10,851	(21,569)
Total derivative instruments recorded on the balance sheet		$76,865	$(210,512)	$48,556	$(85,091)
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

AVISTA CORPORATION

The following table presents the Company's collateral outstanding related to its derivative instruments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Energy commodity derivatives
Cash collateral posted	$29,618	$28,716
Letters of credit outstanding	23,700	28,200
Balance sheet offsetting (cash collateral against net derivative positions)	19,972	14,526

Interest rate swap derivatives
Cash collateral posted	76,000	34,030
Letters of credit outstanding	16,700	9,600
Balance sheet offsetting (cash collateral against net derivative positions)	76,000	34,030
There was no cash collateral or letters of credit outstanding as of March 31, 2016 and December 31, 2015 related to foreign currency exchange derivatives.
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
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$1,655	$7,090
Additional collateral to post	1,416	6,980

Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	145,409	85,498
Additional collateral to post	25,420	18,750
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
NOTE 5. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
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
Avista Utilities
The Company has a defined benefit pension plan covering the majority of all regular full-time employees at Avista Utilities that were hired prior to January 1, 2014. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. Non-union employees hired on or after January 1, 2014 participate in a defined contribution 401(k) plan in lieu of a defined benefit pension plan. Union employees hired on or after January 1, 2014 continue to be covered under the defined benefit pension plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $4.0 million in cash to the pension plan for the three months ended March 31, 2016 and expects to contribute $12.0 million total in 2016. The Company contributed $12.0 million in cash to the pension plan in 2015.
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
The Company provides certain health care and life insurance benefits for eligible retired employees that were hired prior to January 1, 2014. The Company accrues the estimated cost of postretirement benefit obligations during the years that employees provide services. The liability and expense of this plan are included as other postretirement benefits. Non-union employees hired on or after January 1, 2014 will have access to the retiree medical plan upon retirement; however, Avista Corp. will no longer provide a contribution toward their medical premium. Union employees hired on or after January 1, 2014 continue to receive a contribution from Avista Corp. toward their medical premiums upon retirement.
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

AVISTA CORPORATION

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2016	2015	2016	2015
Service cost	$4,519	$4,949	$779	$699
Interest cost	6,900	6,672	1,559	1,331
Expected return on plan assets	(6,750)	(7,416)	(475)	(431)
Amortization of prior service cost	—	6	(312)	(279)
Net loss recognition	1,890	2,394	1,365	1,292
Net periodic benefit cost	$6,559	$6,605	$2,916	$2,612
NOTE 6. COMMITTED LINES OF CREDIT
Avista Corp.
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2019. The Company has the option to request an extension for an additional one or two years beyond April 2019, provided that (1) no event of default has occurred and is continuing prior to the requested extension and (2) the remaining term of agreement, including the requested extension period, does not exceed five years. During April 2016, the Company notified the lending financial institutions that it intends to exercise the two-year extension option with the extension expected to be finalized during the second quarter of 2016.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed lines of credit were as follows as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
	2016	2015
Borrowings outstanding at end of period	$90,000	$105,000
Letters of credit outstanding at end of period	$46,695	$44,595
Average interest rate on borrowings at end of period	1.19%	1.18%
AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of March 31, 2016 and December 31, 2015, there were no borrowings outstanding under this committed line of credit.

AVISTA CORPORATION

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASES
The following details long-term debt outstanding as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Maturity		Interest	March 31,	December 31,
Year	Description	Rate	2016	2015
Avista Corp. Secured Long-Term Debt
2016	First Mortgage Bonds	0.84%	$90,000	$90,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (1)	(1)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2044	First Mortgage Bonds	4.11%	60,000	60,000
2045	First Mortgage Bonds	4.37%	100,000	100,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
	Total Avista Corp. secured long-term debt		1,536,700	1,536,700
Alaska Electric Light and Power Company Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75,000	75,000
	Total consolidated secured long-term debt		1,611,700	1,611,700
Alaska Energy and Resources Company Unsecured Long-Term Debt
2019	Unsecured Term Loan	3.85%	15,000	15,000
	Total secured and unsecured long-term debt		1,626,700	1,626,700
Other Long-Term Debt Components
	Capital lease obligations		67,810	68,601
	Settled interest rate swaps (2)		(26,334)	(26,515)
	Unamortized debt discount		(916)	(956)
	Unamortized long-term debt issuance costs		(10,572)	(10,852)
	Total		1,656,688	1,656,978
	Secured Pollution Control Bonds held by Avista Corporation (1)		(83,700)	(83,700)
	Current portion of long-term debt and capital leases		(93,197)	(93,167)
	Total long-term debt and capital leases		$1,479,791	$1,480,111

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

Snettisham Capital Lease Obligation
Included in long-term capital leases above is a PPA between AEL&P and Alaska Industrial Development and Export Authority (AIDEA), an agency of the State of Alaska, under which AEL&P has a take-or-pay obligation, expiring in December 2038, to purchase all the output of the 78 MW Snettisham hydroelectric project. For accounting purposes, this power purchase agreement is treated as a capital lease.
The balances related to the Snettisham capital lease obligation as of March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	March 31,	December 31,
	2016	2015
Capital lease obligation (1)	$63,881	$64,455
Capital lease asset (2)	71,007	71,007
Accumulated amortization of capital lease asset (2)	6,372	5,462

(1)	The capital lease obligation amount is equal to the amount of AIDEA's revenue bonds outstanding.

(2)	These amounts are included in utility plant in service on the Condensed Consolidated Balance Sheet.
Interest on the capital lease obligation and amortization of the capital lease asset are included in utility resource costs in the Condensed Consolidated Statements of Income and totaled the following amounts for the three months ended March 31 (dollars in thousands):

	2016	2015
Interest on capital lease obligation	$789	$923
Amortization of capital lease asset	910	910
While the PPA is treated as a capital lease for accounting purposes, for ratemaking purposes this agreement is treated as an operating lease with a constant level of annual rental expense (straight line expense). Because of this regulatory treatment, any difference between the operating lease expense for ratemaking purposes and the expenses recognized under capital lease treatment (interest and depreciation of the capital lease asset) is recorded as a regulatory asset and amortized during the later years of the lease when the capital lease expense is less than the operating lease expense included in base rates.
The following table details future capital lease obligations, including interest, under the Snettisham power purchase agreement (dollars in thousands):

	Remaining
	2016	2017	2018	2019	2020	Thereafter	Total
Principal	$1,721	$2,415	$2,535	$2,660	$2,800	$51,750	$63,881
Interest	2,368	3,042	2,921	2,795	2,662	19,195	32,983
Total	$4,089	$5,457	$5,456	$5,455	$5,462	$70,945	$96,864
NOTE 8. LONG-TERM DEBT TO AFFILIATED TRUSTS
In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly. The distribution rates paid were as follows during the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31,	December 31,
	2016	2015
Low distribution rate	1.29%	1.11%
High distribution rate	1.51%	1.29%
Distribution rate at the end of the period	1.51%	1.29%

AVISTA CORPORATION

Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $1.5 million of Common Trust Securities to the Company. These debt securities may be redeemed at the option of Avista Capital II on or after June 1, 2007 and mature on June 1, 2037. In December 2000, the Company purchased $10.0 million of these Preferred Trust Securities.
The Company owns 100 percent of Avista Capital II and has solely and unconditionally guaranteed the payment of distributions on, and redemption price and liquidation amount for, the Preferred Trust Securities to the extent that Avista Capital II has funds available for such payments from the respective debt securities. Upon maturity or prior redemption of such debt securities, the Preferred Trust Securities will be mandatorily redeemed. The Company does not include these capital trusts in its consolidated financial statements as Avista Corp. is not the primary beneficiary. As such, the sole assets of the capital trusts are $51.5 million of junior subordinated deferrable interest debentures of Avista Corp., which are reflected on the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. Interest expense to affiliated trusts in the Condensed Consolidated Statements of Income represents interest expense on these debentures.
NOTE 9. FAIR VALUE
The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings are reasonable estimates of their fair values. Long-term debt (including current portion and material capital leases) and long-term debt to affiliated trusts are reported at carrying value on the Condensed Consolidated Balance Sheets.
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
The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,079,527	$951,000	$1,055,797
Long-term debt (Level 3)	592,000	634,929	592,000	595,018
Snettisham capital lease obligation (Level 3)	63,881	64,372	64,455	63,150
Long-term debt to affiliated trusts (Level 3)	51,547	37,114	51,547	36,083
These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms.

AVISTA CORPORATION

The price ranges obtained from the third party brokers consisted of par values of 72.00 to 127.94, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Moody's Aaa Corporate discount rate as published by the Federal Reserve on March 31, 2016.
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
March 31, 2016
Assets:
Energy commodity derivatives	$—	$76,124	$—	$(75,912)	$212
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	259	(259)	—
Foreign currency derivatives	—	64	—	—	64
Interest rate swaps	—	894	—	(443)	451
Deferred compensation assets:
Fixed income securities (2)	1,759	—	—	—	1,759
Equity securities (2)	5,182	—	—	—	5,182
Total	$6,941	$77,082	$259	$(76,614)	$7,668
Liabilities:
Energy commodity derivatives	$—	$98,491	$—	$(95,884)	$2,607
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	6,265	(259)	6,006
Power exchange agreement	—	—	20,193	—	20,193
Power option agreement	—	—	97	—	97
Interest rate swaps	—	145,409	—	(76,443)	68,966
Total	$—	$243,900	$26,555	$(172,586)	$97,869

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2015
Assets:
Energy commodity derivatives	$—	$74,637	$—	$(73,954)	$683
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	678	(678)	—
Foreign currency derivatives	—	2	—	(2)	—
Interest rate swaps	—	1,548	—	—	1,548
Deferred compensation assets:
Fixed income securities (2)	1,727	—	—	—	1,727
Equity securities (2)	5,761	—	—	—	5,761
Total	$7,488	$76,187	$678	$(74,634)	$9,719
Liabilities:
Energy commodity derivatives	$—	$97,193	$—	$(88,480)	$8,713
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	5,717	(678)	5,039
Power exchange agreement	—	—	21,961	—	21,961
Power option agreement	—	—	124	—	124
Interest rate swaps	—	85,498	—	—	85,498
Foreign currency derivatives	—	19	—	(2)	17
Total	$—	$182,710	$27,802	$(89,160)	$121,352

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
The difference between the amount of derivative assets and liabilities disclosed in respective levels in the table above and the amount of derivative assets and liabilities disclosed on the Condensed Consolidated Balance Sheets is due to netting arrangements with certain counterparties. To establish fair value for commodity derivatives, the Company uses quoted market prices and forward price curves to estimate the fair value of utility derivative commodity instruments included in Level 2. In particular, electric derivative valuations are performed using market quotes, adjusted for periods in between quotable periods. Natural gas derivative valuations are estimated using New York Mercantile Exchange (NYMEX) pricing for similar instruments, adjusted for basin differences, using market quotes. Where observable inputs are available for substantially the full term of the contract, the derivative asset or liability is included in Level 2.
To establish fair values for interest rate swaps, the Company uses forward market curves for interest rates for the term of the swaps and discounts the cash flows back to present value using an appropriate discount rate. The discount rate is calculated by third party brokers according to the terms of the swap derivatives and evaluated by the Company for reasonableness, with consideration given to the potential non-performance risk by the Company. Future cash flows of the interest rate swaps are equal to the fixed interest rate in the swap compared to the floating market interest rate multiplied by the notional amount for each period.
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
Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.6 million as of March 31, 2016 and December 31, 2015.

AVISTA CORPORATION

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
For the power commodity option agreement, the Company uses the Black-Scholes-Merton valuation model to estimate the fair value, and this model includes significant inputs not observable or corroborated in the market. These inputs include: 1) the strike price (which is an internally derived price based on a combination of generation plant heat rate factors, natural gas market pricing, delivery and other O&M charges), 2) estimated delivery volumes, and 3) volatility rates for periods beyond February 2018. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, changes in overall commodity market prices and volatility rates are accompanied by directionally similar changes in the strike price and volatility assumptions used in the calculation.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of March 31, 2016 (dollars in thousands):

Fair Value (Net) at
	March 31, 2016	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(20,193)	Surrogate facility pricing	O&M charges	$33.52-$43.65/MWh (1)
			Escalation factor	3% - 2016 to 2019
			Transaction volumes	396,984 - 397,030 MWhs
Power option agreement	$(97)	Black-Scholes- Merton	Strike price	$33.93/MWh - 2016
$48.25/MWh - 2019
			Delivery volumes	128,403 - 285,979 MWhs
			Volatility rates	0.20 (2)
Natural gas exchange agreement	$(6,006)	Internally derived weighted average cost of gas	Forward purchase prices	$1.26 - $2.81/mmBTU

			Forward sales prices	$1.43 - $3.74/mmBTU
			Purchase volumes	115,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs
(1) The average O&M charges for the delivery year beginning in November 2015 are $39.27 per MWh. For ratemaking purposes the average O&M charges to be included for recovery in retail rates vary slightly between regulatory jurisdictions. The average O&M charges for the delivery year beginning in 2015 are $43.52 for Washington and $39.27 for Idaho.
(2) The estimated volatility rate of 0.20 is compared to actual quoted volatility rates of 0.38 for 2016 to 0.24 in February 2018.

AVISTA CORPORATION

The valuation methods, significant inputs and resulting fair values described above were developed by the Company's management and are reviewed on at least a quarterly basis to ensure they provide a reasonable estimate of fair value each reporting period.
The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Three months ended March 31, 2016:
Balance as of January 1, 2016	$(5,039)	$(21,961)	$(124)	$(27,124)
Total gains or losses (realized/unrealized):
Included in regulatory assets/liabilities (1)	(1,745)	(2,432)	27	(4,150)
Settlements	778	4,200	—	4,978
Ending balance as of March 31, 2016 (2)	$(6,006)	$(20,193)	$(97)	$(26,296)
Three months ended March 31, 2015:
Balance as of January 1, 2015	$(35)	$(23,299)	$(424)	$(23,758)
Total gains or losses (realized/unrealized):
Included in regulatory assets/liabilities (1)	777	(6,381)	173	(5,431)
Settlements	75	3,777	—	3,852
Ending balance as of March 31, 2015 (2)	$817	$(25,903)	$(251)	$(25,337)

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
NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three months ended March 31 (in thousands, except per share amounts):

	2016	2015
Numerator:
Net income attributable to Avista Corp. shareholders	$56,052	$46,449
Denominator:
Weighted-average number of common shares outstanding-basic	62,605	62,318
Effect of dilutive securities:
Performance and restricted stock awards	302	571
Weighted-average number of common shares outstanding-diluted	62,907	62,889
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.90	$0.75
Diluted	$0.89	$0.74
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

AVISTA CORPORATION

California Refund Proceeding
In February 2016, APX, a market maker in the California Refund Proceedings in whose markets Avista Energy participated in the summer of 2000, has asserted that Avista Energy and its other customer/participants may be responsible for a share of the disgorgement penalty APX may be found to owe to the California parties. The penalty arises as a result of the Federal Energy and Regulatory Commission's (FERC) finding that APX committed violations in the California market in the summer of 2000. APX is making these assertions despite Avista Energy having been dismissed in FERC Opinion No. 536 from the on-going administrative proceeding at the FERC regarding potential wrongdoing in the California markets in the summer of 2000. APX has identified Avista Energy’s share of APX’s exposure to be as much as $16.0 million even though no wrongdoing allegations are specifically attributable to Avista Energy. Avista Energy believes its settlement insulates it from any such liability and that as a dismissed party it cannot be drawn back into the litigation. Avista Energy intends to vigorously dispute APX’s assertions of indirect liability, but cannot at this time predict the eventual outcome.
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
On July 11, 2012 and March 28, 2013, Avista Energy and Avista Corp. filed settlements of all issues in this docket with regard to the claims made by the City of Tacoma and the California AG (on behalf of the California Department of Water Resources). The FERC approved the settlements and they are final. The remaining direct claimant against Avista Corp. and Avista Energy in this proceeding is the City of Seattle, Washington (Seattle).
With regard to the Seattle claims, on March 28, 2014, the Presiding ALJ issued her Initial Decision finding that: 1) Seattle failed to demonstrate that either Avista Corp. or Avista Energy engaged in unlawful market activity and also failed to identify any specific contracts at issue; 2) Seattle failed to demonstrate that contracts with either Avista Corp. or Avista Energy imposed an excessive burden on consumers or seriously harmed the public interest; and that 3) Seattle failed to demonstrate that either Avista Corp. or Avista Energy engaged in any specific violations of substantive provisions of the FPA or any filed tariffs or rate schedules. Accordingly, the ALJ denied all of Seattle’s claims under both section 206 and section 309 of the FPA. On May 22, 2015, the FERC issued its Order on Initial Decision in which it upheld the ALJ’s Initial Decision denying all of Seattle’s claims against Avista Corp. and Avista Energy. Seattle filed a Request for Rehearing of the FERC’s Order on Initial Decision which was denied on December 31, 2015. Seattle appealed the FERC’s decision to the Ninth Circuit. The Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.
Sierra Club and Montana Environmental Information Center Litigation
In 2013, the Sierra Club and Montana Environmental Information Center (MEIC) (collectively "Plaintiffs"), filed a Complaint in the United States District Court for the District of Montana, Billings Division, against the Owners of the Colstrip Generating Project ("Colstrip"); Avista Corp. owns a 15 percent interest in Units 3 & 4 of Colstrip. The other Colstrip co-Owners are Talen (formerly PPL Montana), Puget Sound Energy, Portland General Electric Company, NorthWestern Energy and PacifiCorp. The Complaint alleges certain violations of the Clean Air Act, including the New Source Review, Title V and opacity requirements.
In September 2013, the Plaintiffs filed an Amended Complaint. The Amended Complaint withdrew from the original Complaint fifteen claims related to seven pre-January 1, 2001 Colstrip maintenance projects, upgrade projects and work projects and claims alleging violations of Title V and opacity requirements. The Amended Complaint alleges certain violations of the Clean Air Act and the New Source Review and adds claims with respect to post-January 1, 2001 Colstrip projects.

AVISTA CORPORATION

In August 2014, the Plaintiffs filed a Second Amended Complaint. The Second Amended Complaint withdraws from the Amended Complaint five claims and adds one new claim. The Second Amended Complaint alleges certain violations of the Clean Air Act and the New Source Review. The Plaintiffs request that the Court grant injunctive and declaratory relief, order remediation of alleged environmental damages, impose civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require payment of Plaintiffs’ costs of litigation and attorney fees. The Plaintiffs have since indicated that they do not intend to pursue two of the seven projects, leaving a total of five projects remaining. A number of motions for summary judgment were filed by both the Plaintiffs and the defendants. The Court issued its rulings on these motions and, as a result, only two projects remain for trial. The Court has set the liability trial date for May 31, 2016. No date has been set for the remedy trial.
The parties are engaged in settlement discussions with the Plaintiffs to resolve the claims raised in the litigation. The parties have made sufficient progress in those negotiations that the parties filed a joint motion to stay the trial date to allow further settlement efforts to proceed. The Court approved the motion to stay the trial date with the proviso that if the case has not settled by June 28, 2016, the parties will have to move to extend the stay or propose a revised bench trial schedule.
Management believes that it is reasonably possible that this matter could result in a loss to the Company. However, due to uncertainties concerning this matter, Avista Corp. cannot predict the outcome or determine whether it would have a material impact on the Company.
Cabinet Gorge Total Dissolved Gas Abatement Plan
Dissolved atmospheric gas levels (referred to as "TDG") in the Clark Fork River exceed state of Idaho and federal water quality numeric standards downstream of Cabinet Gorge during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement as incorporated in Avista Corp.’s FERC license for the Clark Fork Project, Avista Corp. has worked in consultation with agencies, tribes and other stakeholders to address this issue. Under the terms of a gas supersaturation mitigation plan, Avista is reducing TDG by constructing spill crest modifications on spill gates at the dam, and the Company expects to continue spill crest modifications over the next several years, in ongoing consultation with key stakeholders. Avista Corp. cannot at this time predict the outcome or estimate a range of costs associated with this contingency; however, the Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.
Fish Passage at Cabinet Gorge and Noxon Rapids
In 1999, the United States Fish and Wildlife Service (USFWS) listed bull trout as threatened under the Endangered Species Act. In 2010, the USFWS issued a revised designation of critical habitat for bull trout, which includes the lower Clark Fork River. The USFWS issued a final recovery plan in October 2015.
The Clark Fork Settlement Agreement describes programs intended to help restore bull trout populations in the project area. Using the concept of adaptive management and working closely with the USFWS, the Company evaluated the feasibility of fish passage at Cabinet Gorge and Noxon Rapids. The results of these studies led, in part, to the decision to move forward with development of permanent facilities, among other bull trout enhancement efforts. Fishway designs for Cabinet Gorge have been completed, and the Company is currently developing construction cost estimates. The Company believes its ongoing efforts through the Clark Fork Settlement Agreement continue to effectively address issues related to bull trout. Avista Corp. cannot at this time predict the outcome or estimate a range of costs associated with this contingency; however, the Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to fish passage at Cabinet Gorge and Noxon Rapids.
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
NOTE 12. INFORMATION BY BUSINESS SEGMENTS
The business segment presentation reflects the basis used by the Company's management to analyze performance and determine the allocation of resources. The Company's management evaluates performance based on income (loss) from operations before income taxes as well as net income (loss) attributable to Avista Corp. shareholders. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Avista Utilities' business is managed based on the total regulated utility operation; therefore, it is considered one segment. AEL&P is a separate reportable business segment as it has separate financial reports that are reviewed in detail by the Chief Operating Decision Maker and its operations and risks

AVISTA CORPORATION

are sufficiently different from Avista Utilities and the other businesses at AERC that it cannot be aggregated with any other operating segments. All goodwill associated with the AERC acquisition in 2014 was assigned to the AEL&P reportable business segment. The Other category, which is not a reportable segment, includes Spokane Energy, which was dissolved during the third quarter of 2015, other investments and operations of various subsidiaries, as well as certain other operations of Avista Capital.
The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2016:
Operating revenues	$400,147	$12,646	$412,793	$5,380	$—	$418,173
Resource costs	159,078	2,641	161,719	—	—	161,719
Other operating expenses	73,256	2,523	75,779	5,825	—	81,604
Depreciation and amortization	37,866	1,326	39,192	188	—	39,380
Income (loss) from operations	101,245	5,473	106,718	(633)	—	106,085
Interest expense (2)	20,418	895	21,313	161	(63)	21,411
Income taxes	30,269	1,895	32,164	(222)	—	31,942
Net income (loss) attributable to Avista Corp. shareholders	53,390	2,961	56,351	(299)	—	56,052
Capital expenditures (3)	84,435	4,443	88,878	119	—	88,997
For the three months ended March 31, 2015:
Operating revenues	$424,083	$12,774	$436,857	$10,083	$(450)	$446,490
Resource costs	206,660	2,900	209,560	—	—	209,560
Other operating expenses	70,409	2,763	73,172	10,266	(450)	82,988
Depreciation and amortization	32,997	1,303	34,300	169	—	34,469
Income (loss) from operations	84,788	5,139	89,927	(352)	—	89,575
Interest expense (2)	18,968	904	19,872	164	(22)	20,014
Income taxes	24,888	1,684	26,572	(325)	—	26,247
Net income (loss) attributable to Avista Corp. shareholders	44,384	2,634	47,018	(569)	—	46,449
Capital expenditures (3)	81,212	385	81,597	412	—	82,009
Total Assets:
As of March 31, 2016:	$4,645,714	$269,036	$4,914,750	$41,263	$—	$4,956,013
As of December 31, 2015:	$4,601,708	$265,735	$4,867,443	$39,206	$—	$4,906,649

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Avista Corporation
Spokane, Washington
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avista Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Seattle, Washington
May 3, 2016

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Segments
As of March 31, 2016, we have two reportable business segments as follows:

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

•	AEL&P – a utility providing electric services in the City and Borough of Juneau, Alaska (Juneau) and is a wholly-owned subsidiary and the primary operating subsidiary of AERC.
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
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2016	2015
Avista Utilities	$53,390	$44,384
AEL&P	2,961	2,634
Other	(299)	(569)
Net income attributable to Avista Corporation shareholders	$56,052	$46,449
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $56.1 million for the three months ended March 31, 2016, an increase from $46.4 million for the three months ended March 31, 2015. Avista Utilities' earnings increased primarily due to an increase in gross margin as a result of general rate increases (net of an electric general rate decrease in Washington), colder weather as compared to the first quarter of 2015 (which increased retail electric and natural gas volumes) and the implementation of decoupling mechanisms in Idaho and Oregon. The increase in gross margin was partially offset by increases in other operating expenses and depreciation and amortization, all of which were expected. There was also a slight increase in earnings at AEL&P and a slight decrease in the net loss at the other businesses.
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
Liquidity and Capital Resources
Avista Corp. has a $400.0 million committed line of credit with various financial institutions that expires in April 2019. We have an option to request an extension for an additional one or two years beyond April 2019, provided that (1) no event of

AVISTA CORPORATION

default has occurred and is continuing prior to the requested extension and (2) the remaining term of agreement, including the requested extension period, does not exceed five years. During April 2016, we notified the lending financial institutions that we intend to exercise the two-year extension option with the extension expected to be finalized during the second quarter of 2016. As of March 31, 2016, there were $90.0 million of cash borrowings and $46.7 million in letters of credit outstanding (which were primarily issued as collateral for our commodity and interest rate swap derivatives), leaving $263.3 million of available liquidity under this line of credit.
The Avista Corp. facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2016, we were in compliance with this covenant with a ratio of 51.9 percent.
AEL&P has a $25.0 million committed line of credit that expires in November 2019. As of March 31, 2016, there were no borrowings outstanding under this committed line of credit.
The AEL&P committed line of credit agreement contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of March 31, 2016, AEL&P was in compliance with this covenant with a ratio of 56.4 percent.
In March 2016, we entered into four separate sales agency agreements under which the sales agents, as Avista Corp.’s agents, may offer and sell up to 3.8 million new shares of Avista Corp.'s common stock, no par value, from time to time. The sales agency agreements expire on February 29, 2020. In the three months ended March 31, 2016, 0.7 million shares were issued under these agreements, leaving 3.1 million shares remaining to be issued.
In the three months ended March 31, 2016, we issued $27.2 million (net of issuance costs) of common stock, with $27.1 million of this total issued under the sales agency agreements.
For 2016, we expect to issue approximately $55.0 million of common stock and $155.0 million of long-term debt in order to fund capital expenditures, repay $90.0 million of maturing long-term debt and maintain an appropriate capital structure.
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
Washington General Rate Cases
2015 General Rate Cases
In January 2016, we received an order (Order 05) that concluded our electric and natural gas general rate cases that were originally filed with the UTC in February 2015. New electric and natural gas rates were effective on January 11, 2016.
The UTC approved rates are designed to provide a 1.6 percent, or $8.1 million decrease in electric base revenue, and a 7.4 percent, or $10.8 million increase in natural gas base revenue. The UTC also approved a rate of return (ROR) on rate base of 7.29 percent, with a common equity ratio of 48.5 percent and a 9.5 percent return on equity (ROE).
UTC Order denying Industrial Customers of Northwest Utilities / Public Counsel Joint Motion for Clarification, UTC Staff Motion to Reconsider and UTC Staff Motion to Reopen Record
On January 19, 2016, the Industrial Customers of Northwest Utilities (ICNU) and the Public Counsel Unit of the Washington State Office of the Attorney General (PC) filed a Joint Motion for Clarification with the UTC. In its Motion

AVISTA CORPORATION

for Clarification, ICNU and PC requested that the UTC clarify the calculation of the electric attrition adjustment and the end-result revenue decrease of $8.1 million. ICNU and PC provided their own calculations in their Motion, and suggested that the revenue decrease should have been $19.8 million based on their reading of the UTC’s Order.
On January 19, 2016, the UTC Staff, which is a separate party in the general rate case proceedings from the UTC Advisory Staff, filed a Motion to Reconsider with the UTC. In its Motion to Reconsider, the Staff provided calculations and explanations that suggested that the electric revenue decrease should have been a revenue decrease of $27.4 million instead of $8.1 million, based on its reading of the UTC's Order. Further, on February 4, 2016, the UTC Staff filed a Motion to Reopen Record for the Limited Purpose of Receiving into Evidence Instruction on Use and Application of Staff’s Attrition Model, and sought to supplement the record “to incorporate all aspects of the Company’ Power Cost Update.” Within this Motion, UTC Staff updated its suggested electric revenue decrease to $19.6 million.
None of the parties in their Motions raised issues with the UTC’s decision on the natural gas revenue increase of $10.8 million.
On February 19, 2016, the UTC issued an order (Order 06) denying the Motions summarized above and affirmed Order 05 including an $8.1 million decrease in electric base revenue.
PC Petition for Judicial Review
On March 18, 2016, PC filed in Thurston County Superior Court a Petition for Judicial Review of the UTC's Order 05 and Order 06 described above that concluded our electric and natural gas general rate cases. In its Petition for Judicial Review, PC seeks judicial review of five aspects of Order 05 and Order 06, alleging, among other things, that (1) the UTC exceeded its statutory authority by setting rates for our natural gas and electric services based on amounts for utility plant and facilities that are not "used and useful" in providing utility service to customers; (2) the UTC acted arbitrarily and capriciously in granting an attrition adjustment for our electric operations after finding that the we did not meet the newly articulated standard regarding attrition adjustments; (3) the UTC erred in applying the "end results test" to set rates for our electric operations that are not supported by the record; (4) the UTC did not correct its calculation of our electric rates after significant errors were brought to its attention; and (5) the UTC's calculation of our electric rates lacks substantial evidence.
PC is requesting that the Court (1) vacate or set aside portions of the UTC’s orders; (2) identify the errors contained in the UTC’s orders; (3) find that the rates approved in Order 05 and reaffirmed in Order 06 are unlawful and not fair, just and reasonable; (4) remand the matter to the UTC for further proceedings consistent with these rulings, including a determination of our revenue requirement for electric and natural gas services; and (5) find the customers are entitled to a refund.
On April 18, 2016, PC filed an application with the Thurston County Superior Court to certify this matter for review directly by the Court of Appeals, an intermediate appellate court in the State of Washington. After briefing and argument, the matter was certified on April 29, 2016, subject to acceptance by the Court of Appeals.
The new rates established by Order 05 will continue in effect while the Petition for Judicial Review is being considered. We believe the UTC's Order 05 and Order 06 finalizing the electric and natural gas general rate cases provide a reasonable end result for all parties. If the outcome of the judicial review were to result in an electric rate reduction greater than the decrease ordered by the UTC, it may not provide us with a reasonable opportunity to earn the rate of return authorized by the UTC.
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
In addition, we have requested a second step increase effective January 1, 2018, which would increase overall base electric rates by 3.9 percent (designed to increase electric revenues by $10.3 million for the January through June 2018 period) and overall base natural gas rates by 1.8 percent (designed to increase natural gas revenues by $0.9 million for the January through June

AVISTA CORPORATION

2018 period). We have proposed to offset the electric increase, for the period January through June 2018, with available ERM dollars. As a result, customers would not see an electric general rate case bill increase in 2018 prior to July 1, 2018.
Our requests are based on a proposed ROR on rate base of 7.64 percent with a common equity ratio of 48.5 percent and a 9.9 percent ROE.
The UTC has up to 11 months to review the filings and issue a decision.
Accounting Order to Defer Existing Washington Electric Meters
In March 2016, the UTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our plans to replace approximately 253,000 of our existing electric meters with new two-way digital meters through our AMI project in Washington State. The accounting order does not become effective until we execute agreements with our AMI meter vendor.
The accounting order allows for the deferral of our existing Washington electric meters; however, the prudence of the overall AMI project and ultimate recovery will be addressed in a future regulatory proceeding. The undepreciated value estimated for this deferred accounting treatment is approximately $18.6 million.
Idaho General Rate Cases
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
2016 General Rate Cases
We expect to file an electric general rate case in Idaho during the second quarter of 2016.
Oregon General Rate Cases
2015 General Rate Case
On February 29, 2016, the OPUC issued a preliminary order (and a final order on March 15, 2016) concluding our natural gas general rate case, which was originally filed with OPUC in May 2015. The OPUC order approved rates designed to increase overall billed natural gas rates by 4.9 percent (designed to increase annual natural gas revenues by $4.5 million). New rates went into effect on March 1, 2016. The final OPUC order incorporated two partial settlement agreements which were entered into during November 2015 and January 2016.
The OPUC order provides for an overall authorized ROR of 7.46 percent with a common equity ratio of 50 percent and a 9.4 percent ROE.
The November 2015 partial settlement agreement, which was incorporated into the February 29, 2016 OPUC order, included a provision for the implementation of a decoupling mechanism, similar to the Washington and Idaho mechanisms described below. See further description and a summary of the balances recorded under this mechanism below.
During the general rate case process, the OPUC staff filed testimony that included a recommendation to disallow $1.2 million (Oregon's share) of Project Compass costs primarily related to the delay in the full completion of the project. In the February 29, 2016 OPUC order, the OPUC approved the full recovery of Oregon’s portion of Project Compass costs, as well as the capital investment included in our case.

AVISTA CORPORATION

2016 General Rate Cases
We expect to file a natural gas general rate case with the OPUC in the second half of 2016.
Alaska General Rate Case
AEL&P's last general rate case was filed in 2010 and was approved by the Regulatory Commission of Alaska (RCA) in 2011. We expect to file an electric general rate case with the RCA during the second half of 2016, based largely on the addition to rate base of a new backup generation plant.
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $21.5 million as of March 31, 2016 and a liability of $17.9 million as of December 31, 2015. These balances represent amounts due to customers.
The following PGAs went into effect in our various jurisdictions during 2014 and 2015 (PGAs will be filed in 2016 with a proposed effective date of November 1, 2016).

Jurisdiction	PGA Effective Date	Percentage Increase / (Decrease) in Billed Rates
Washington	November 1, 2014	1.2%
	November 1, 2015	(15.0)%
Idaho	November 1, 2014	(2.1)%
	November 1, 2015	(14.5)%
Oregon	November 1, 2014	8.3%
	November 1, 2015	(14.1)%
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Total net deferred power costs under the ERM were a liability of $18.7 million as of March 31, 2016, compared to a liability of $18.0 million as of December 31, 2015, and these deferred power cost balances represent amounts due to customers.
The difference in net power supply costs under the ERM primarily results from changes in:

•	short-term wholesale market prices and sale and purchase volumes,

•	the level and availability of hydroelectric generation,

•	the level and availability of thermal generation (including changes in fuel prices), and

•	retail loads.
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

Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the UTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the

AVISTA CORPORATION

prior calendar year. We made our annual filing on March 31, 2016. The ERM provides for a 90-day review period for the filing; however, the period may be extended by agreement of the parties or by UTC order.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a liability of $1.7 million as of March 31, 2016 compared to an asset of $0.2 million as of December 31, 2015.
Decoupling and Earnings Sharing Mechanisms
Decoupling is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. Our actual revenue, based on kilowatt hour and therm sales will vary, up or down, from the level included in a general rate case, which could be caused by changes in weather, energy conservation or the economy. Generally, our electric and natural gas revenues will be adjusted each month to be based on the number of customers in certain classes, rather than kilowatt hour and therm sales. The difference between revenues based on sales and revenues based on the number of customers will be deferred and either surcharged or rebated to customers beginning in the following year.
Washington Decoupling and Earnings Sharing Mechanisms
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
Oregon Decoupling Mechanism
In February 2016, the OPUC approved the implementation of a decoupling mechanism for natural gas, similar to the Washington and Idaho mechanisms described above. The decoupling mechanism became effective on March 1, 2016 and there will be an opportunity for interested parties to review the mechanism and recommend changes, if any, by September 2019. Oregon did not implement an earnings sharing mechanism similar to Washington.

AVISTA CORPORATION

Cumulative Decoupling and Earnings Sharing Mechanism Balances
As of March 31, 2016 and December 31, 2015, we had the following cumulative balances outstanding related to decoupling and earnings sharing mechanisms in our various jurisdictions (dollars in thousands):

	March 31,	December 31,
	2016	2015
Washington
Decoupling surcharge	$18,299	$10,933
Provision for earnings sharing rebate	(2,588)	(3,422)
Idaho
Decoupling surcharge	$3,921	$—
Provision for earnings sharing rebate	(7,920)	(8,814)
Oregon
Decoupling surcharge	$168	$—
See "Results of Operations - Avista Utilities'" for further discussion of the amounts recorded to operating revenues in 2015 and 2016 related to the decoupling and earnings sharing mechanisms.
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
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Utility revenues decreased $23.6 million, after elimination of intracompany revenues (within Avista Utilities) of $18.1 million for the first quarter of 2016 and $17.8 million for the first quarter of 2015. Avista Utilities' portion of utility revenues decreased $23.5 million for the first quarter of 2016 and AEL&P electric revenues decreased $0.1 million. Including intracompany revenues, Avista Utilities' electric revenues decreased $4.1 million and natural gas revenues decreased $19.6 million.
Other non-utility revenues decreased $4.7 million due to the long-term fixed rate electric capacity contract that was previously held by Spokane Energy being transferred to Avista Corp. during the second quarter of 2015. The capacity revenue from this contract was included in non-utility revenues when it was held by Spokane Energy.
Utility resource costs decreased $47.8 million, after elimination of intracompany resource costs of $18.1 million for the first quarter of 2016 and $17.8 million for first quarter of 2015. Avista Utilities' portion of resource costs decreased $47.5 million and AEL&P electric resource costs decreased $0.3 million. Including intracompany resource costs, Avista Utilities' electric resource costs decreased $16.4 million and natural gas resource costs decreased $30.8 million.
Utility other operating expenses increased $2.6 million. Avista Utilities' other operating expenses increased due to an increase in electric and natural gas distribution operating and maintenance expenses and electric generation operating expenses, partially offset by a decrease in outside services.
Utility depreciation and amortization increased $4.9 million, driven by additions to utility plant.
Other non-utility operating expenses decreased $4.0 million due to the long-term fixed rate electric capacity contract that was previously held by Spokane Energy being transferred to Avista Corp. during the second quarter of 2015. The amortization of this contract was included in non-utility operating expenses when it was held by Spokane Energy.
Income taxes increased $5.7 million and our effective tax rate was 36.3 percent for the first quarter of 2016 compared to 36.1 percent for the first quarter of 2015. The increase in tax expense is consistent with an increase in income before income taxes.
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

AVISTA CORPORATION

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
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
The following graphs present our operating revenues, resource costs and resulting gross margin for the three months ended March 31 (dollars in millions):
Total results of operations for electric and natural gas in the graphs above include intracompany revenues and resource costs of $18.1 million and $17.8 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
The gross margin on electric sales increased $12.3 million and the gross margin on natural gas sales increased $11.2 million in the first quarter of 2016 compared to the first quarter of 2015. The increase in electric gross margin was primarily due to a general rate increase in Idaho, slightly higher retail loads, lower resource costs and the implementation of decoupling in Idaho,

AVISTA CORPORATION

partially offset by a general rate decrease in Washington. Weather was cooler than the prior year but significantly warmer than normal. As such, retail electric loads increased slightly as compared to prior year and the impact as compared to normal was mostly offset by decoupling mechanisms. In the first quarter of 2016, decoupling mechanisms in Washington and Idaho had a positive effect on each of electric revenues and gross margin of $6.5 million. In the first quarter of 2015, we only had a decoupling mechanism in Washington, which had a positive effect on electric revenues and gross margin of $3.9 million. For the first quarter of 2016, we had a $4.4 million pre-tax benefit under the ERM in Washington compared to a benefit of $5.7 million for the first quarter of 2015.
The increase in natural gas gross margin was primarily due to general rate cases in each of our jurisdictions, higher retail loads, lower natural gas resources costs and the implementation of decoupling mechanisms in Idaho and Oregon. Weather was cooler than the prior year but significantly warmer than normal. As such, retail natural gas loads increased slightly as compared to prior year and the impact as compared to normal was mostly offset by decoupling mechanisms. In the first quarter of 2016, the decoupling mechanisms in Washington, Idaho and Oregon had a positive effect on natural gas revenues and gross margin of $4.9 million. In the first quarter of 2015, we only had a decoupling mechanism in Washington, which had a positive effect on natural gas revenues and gross margin of $2.7 million.
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
The following graphs present our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31 (dollars in millions and MWhs in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are included in utility electric operating revenues for the three months ended March 31 (dollars in thousands):

	Electric Operating Revenues
	2016	2015
Washington
Decoupling surcharge	$4,081	$3,868
Provision for earnings sharing (1)	1,050	—
Idaho
Decoupling surcharge	$2,380	$—
Provision for earnings sharing	—	—

(1)
The provision for earnings sharing in Washington in the first quarter of 2016 resulted from a $1.2 million reduction in the 2015 provision for earnings sharing (which increased 2016 revenues), partially offset by a $0.2 million provision for the first quarter of 2016.

Total electric revenues decreased $4.1 million for the first quarter of 2016 as compared to the first quarter of 2015 due to the following:

•	a $3.6 million increase in retail electric revenue due to an increase in total MWhs sold (increased revenues $1.9 million) and an increase in revenue per MWh (increased revenues $1.7 million).

◦	The increase in revenue per MWh was primarily due to a general rate increase in Idaho and the expiration of the ERM rebate in Washington, partially offset by a general rate decrease in Washington.

◦
The increase in total retail MWhs sold was the result of weather that was cooler than the prior year, as well as customer growth. Compared to the first quarter of 2015, residential electric use per customer increased 5 percent and commercial use per customer increased 7 percent. Heating degree days in Spokane were 11 percent below normal and 5 percent above the first quarter of 2015.

•
a $3.1 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $8.3 million), partially offset by an increase in sales prices (increased revenues $5.2 million). The fluctuation in volumes and prices was the result of our optimization activities during the quarter.

•
an $8.1 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. For the first quarter of 2016, $8.3 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the first quarter of 2015, $10.7 million of these sales were made to our natural gas operations.

AVISTA CORPORATION

•
a $1.0 million decrease in the electric provision for earnings sharing (which increases revenues) due to a $1.2 million reduction in the 2015 provision for earnings sharing in Washington, partially offset by a $0.2 million provision for the first quarter of 2016.

•	a $2.6 million increase in electric revenue due to decoupling, which primarily reflected the implementation of a decoupling mechanism in Idaho effective January 1, 2016.
The following graphs present our utility natural gas operating revenues and therms delivered for the three months ended March 31 (dollars in millions and therms in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are included in utility natural gas operating revenues for the three months ended March 31 (dollars in thousands):

	Natural Gas Operating Revenues
	2016	2015
Washington
Decoupling surcharge	$3,171	$2,673
Provision for earnings sharing rebate	(216)	—
Idaho
Decoupling surcharge	$1,537	$—
Provision for earnings sharing	—	—
Oregon
Decoupling surcharge	$168	$—
Total natural gas revenues decreased $19.6 million for the first quarter of 2016 as compared to the first quarter of 2015 due to the following:

•	a $3.5 million decrease in natural gas retail revenues due to lower retail rates (decreased revenues $11.4 million), partially offset by an increase in volumes (increased revenues $7.9 million).

◦	Lower retail rates were due to PGAs, partially offset by general rate cases.

◦
We sold more retail natural gas in the first quarter of 2016 as compared to the first quarter of 2015 due to cooler weather. Compared to the first quarter of 2015, residential natural gas use per customer increased 8 percent and commercial use per customer increased 8 percent. Heating degree days in Spokane were 11 percent below normal and 5 percent above the first quarter of 2015. Heating degree days in Medford were 14 percent below normal and 6 percent above the first quarter of 2015.

•
an $18.0 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $11.8 million) and a decrease in volumes (decreased revenues $6.2 million). In the first quarter of 2016, $9.8 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the first quarter of 2015, $7.1 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•	a $2.2 million increase for natural gas decoupling revenues due primarily to the implementation of decoupling mechanisms in Idaho and Oregon.
The following table presents our average number of electric and natural gas retail customers for the three months ended March 31:

	Electric Customers		Natural Gas Customers
	2016	2015	2016	2015
Residential	330,070	326,551	300,071	295,141
Commercial	41,665	41,339	34,881	34,245
Interruptible	—	—	38	33
Industrial	1,348	1,337	257	262
Public street and highway lighting	551	547	—	—
Total retail customers	373,634	369,774	335,247	329,681

AVISTA CORPORATION

The following graphs present our utility resource costs for the three months ended March 31 (dollars in thousands):
Total resource costs in the graphs above include intracompany resource costs of $18.1 million and $17.8 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
Total electric resource costs decreased $16.4 million for the first quarter of 2016 as compared to the first quarter of 2015 due to the following:

•
a $12.3 million decrease in purchased power due to a decrease in the volume of power purchases (decreased costs $3.2 million) and a decrease in wholesale prices (decreased costs $9.1 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•	a $6.5 million decrease from amortizations and deferrals of power costs due to the following:

◦	increases to expense in the first quarter of 2016:

▪
a $1.2 million deferral in Washington and a $2.2 million deferral in Idaho for probable future benefit to customers due to actual power supply costs being below the amount included in base retail rates.

AVISTA CORPORATION

▪	a $0.7 million deferral in Washington of renewable energy credits (REC) for probable future benefit to customers.

◦	decreases to expense in the first quarter of 2016:

▪	a $0.6 million refund to Washington customers through an ERM rebate.

▪	a $1.5 million refund to Washington customers through a REC rebate.

▪	a $0.3 million surcharge to customers of previously deferred power costs in Idaho through the PCA.

•
a $4.1 million increase in fuel for generation primarily due to an increase in thermal generation (due in part to decreased hydroelectric generation compared to the first quarter of 2015), partially offset by a decrease in natural gas fuel prices.

•
an $8.1 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•
a $4.8 million increase in other electric resource costs primarily due to a benefit that was recorded during the first quarter of 2015 related to a capacity contract of Spokane Energy. This benefit was mostly deferred for probable future benefit to customers through the ERM and PCA.

•	a $1.6 million increase in other regulatory amortizations.
Total natural gas resource costs decreased $30.8 million for the first quarter of 2016 as compared to the first quarter of 2015 due to following:

•
a $35.7 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $30.0 million) and a decrease in total therms purchased (decreased costs $5.7 million). Total therms purchased decreased due to a decrease in wholesale sales, partially offset by an increase in retail sales.

•	a $3.7 million increase from amortizations and deferrals of natural gas costs. This reflects lower natural gas prices and the deferral of lower costs for future rebate to customers.

•	a $1.2 million increase in other regulatory amortizations.
Results of Operations - Alaska Electric Light and Power Company
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net income for AEL&P was $3.0 million for the three months ended March 31, 2016 compared to $2.6 million for the three months ended March 31, 2015.
The following table presents AEL&P's operating revenues, resource costs and resulting gross margin for the three months ended March 31 (dollars in thousands):

	Electric
	2016	2015
Operating revenues	$12,646	$12,774
Resource costs	2,641	2,900
Gross margin	$10,005	$9,874

AVISTA CORPORATION

The following table presents AEL&P's utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31 (dollars and MWhs in thousands):

	Electric Operating Revenues		Electric Energy MWh sales
	2016	2015	2016	2015
Residential	$5,665	$5,744	43	44
Commercial and government	6,784	6,890	66	67
Public street and highway lighting	66	8	1	1
Total retail	12,515	12,642	110	112
Other	131	132	—	—
Total	$12,646	$12,774	110	112
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
Commercial and government revenues from interruptible or non-firm customers were $2.0 million for the first quarter of 2016 and the first quarter of 2015. These amounts include $1.8 million from AEL&P's largest customer in both the first quarter of 2016 and the first quarter of 2015. These revenues from non-firm customers are deferred and passed on for the benefit of firm customers in future periods either through base rates or a cost of power adjustment.
The following table presents AEL&P's average number of electric retail customers for the three months ended March 31:

	Electric Customers
	2016	2015
Residential	14,384	14,123
Commercial and government	2,160	2,156
Public street and highway lighting	213	213
Total retail customers	16,757	16,492

The following table presents AEL&P's utility resource costs for the three months ended March 31 (dollars in thousands):

	Resource Costs
	2016	2015
Snettisham power expenses	$2,356	$2,555
Cost of power adjustments, net	256	320
Fuel for generation	29	25
Total electric resource costs	$2,641	$2,900
Snettisham power expenses represent costs associated with operating the Snettisham hydroelectric project, including amounts paid under the take-or-pay PPA for the full capacity of this plant. This agreement is recorded as a capital lease on AEL&P's balance sheet, but reflected as an operating lease in the income statement. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further information regarding this capital lease obligation.
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

AVISTA CORPORATION

Results of Operations - Other Businesses
The following chart shows our assets related to our other businesses as of March 31, 2016 and December 31, 2015 (dollars in thousands):
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
The net loss from these operations was $0.3 million for the three months ended March 31, 2016, compared to a net loss of $0.6 million for the three months ended March 31, 2015.
The net loss for the three months ended March 31, 2016 was primarily related to:

•	$0.4 million (net of tax) of corporate costs, including costs associated with exploring strategic opportunities, compared to $0.5 million for the first quarter of 2015,

•	net income at METALfx of $0.4 million for the first quarter of 2016, compared to net income of $0.3 million for the first quarter of 2015, and

•	$0.3 million of losses related to other insignificant fluctuations at our other subsidiaries, compared to $0.4 million of losses for the first quarter of 2015,
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2015 Form 10-K and have not changed materially from that discussion.
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

AVISTA CORPORATION

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
In addition to the above, Avista Utilities enters into derivative instruments to hedge our exposure to certain risks, including fluctuations in commodity market prices, foreign exchange rates and interest rates (for purposes of issuing long-term debt in the future). These derivative instruments often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement, in the event of a downgrade in the Company's credit ratings or changes in market prices. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against the Company's credit facilities and cash. See “Enterprise Risk Management – Credit Risk” below.
We monitor the potential liquidity impacts of changes to energy commodity prices and other increased operating costs for our utility operations. We believe that we have adequate liquidity to meet such potential needs through our committed lines of credit.
As of March 31, 2016, we had $263.3 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2019 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months.
Review of Cash Flow Statement
Overall
During the three months ended March 31, 2016, positive cash flows from operating activities were $105.5 million and we received proceeds from the issuance of common stock of $27.2 million. Cash requirements included utility capital expenditures of $88.9 million, dividends of $21.5 million and contributions to our pension plan of $4.0 million.
Operating Activities
Net cash provided by operating activities was $105.5 million for the three months ended March 31, 2016 compared to $146.8 million for the three months ended March 31, 2015. Net income was $56.1 million for the three months ended March 31, 2016 compared to $46.5 million for the three months ended March 31, 2015. In addition to the fluctuation in net income, there was an increase in depreciation and amortization of $4.9 million, primarily due to additions to utility plant.
Net cash used by fluctuations in certain current assets and liabilities was $28.0 million for the three months ended March 31, 2016, compared to net cash provided of $50.4 million for the three months ended March 31, 2015. The net cash used by certain current assets and liabilities during the three months ended March 31, 2016, primarily reflects net cash outflows related to an increase in deposits with counterparties (primarily due to a decrease in the fair value of outstanding interest rate swaps, which

AVISTA CORPORATION

required additional collateral), a seasonal decrease in accounts payable and an increase in other current assets. These negative cash flows were partially offset by net cash inflows related to a decrease in income taxes receivable, a decrease in accounts receivable, a seasonal decrease in stored natural gas and an increase in other current liabilities.
The net cash provided by certain current assets and liabilities during the first quarter of 2015 primarily reflects positive cash flows related to fluctuations in income taxes receivable and income taxes payable, materials and supplies, and other current liabilities (primarily related to fluctuations in accrued taxes, accrued interest, and other miscellaneous accrued liabilities). These positive cash flows were partially offset by net cash outflows related to a seasonal decrease in accounts payable and collateral posted for derivative instruments (primarily due to a decrease in the fair value of outstanding interest rate swaps, which required additional collateral).
Net deferrals of power and natural gas costs increased operating cash flows by $5.4 million for the three months ended March 31, 2016 compared to $8.2 million for the three months ended March 31, 2015. The provision for deferred income taxes was $34.0 million for the three months ended March 31, 2016 compared to a benefit of $0.1 million for the three months ended March 31, 2015. The increase in the provision for deferred income taxes was primarily related to deferred investment tax credits recorded during the first quarter of 2016 that were associated with our Nine Mile Falls hydroelectric capital project. Contributions to our defined benefit pension plan were $4.0 million for each of the first quarters of 2016 and 2015.
Investing Activities
Net cash used in investing activities was $91.7 million for the three months ended March 31, 2016, compared to $80.2 million for the three months ended March 31, 2015. During the first quarter of 2016, we paid $88.9 million for utility capital expenditures, an increase compared to $81.6 million for the first quarter of 2015.
Financing Activities
Net cash used in financing activities was $11.6 million for the three months ended March 31, 2016 compared to net cash used of $66.7 million for the three months ended March 31, 2015. During the first quarter of 2016, short-term borrowings on Avista Corp.’s committed line of credit decreased $15.0 million, compared to a decrease of $40.0 million in the first quarter of 2015. Cash dividends paid to Avista Corp. shareholders increased to $21.5 million (or $0.3425 per share) for the first quarter of 2016 from $20.7 million (or $0.33 per share) for the first quarter of 2015. During the three months ended March 31, 2016, we issued $27.2 million of common stock, almost all of which was under sales agency agreements. During the three months ended March 31, 2015, we issued $0.4 million of common stock and repurchased $2.9 million of common stock.
Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and capital leases	$93,197	2.8%	$93,167	2.9%
Short-term borrowings	90,000	2.7%	105,000	3.2%
Long-term debt to affiliated trusts	51,547	1.6%	51,547	1.6%
Long-term debt and capital leases	1,479,791	44.8%	1,480,111	45.4%
Total debt	1,714,535	51.9%	1,729,825	53.1%
Total Avista Corporation shareholders’ equity	1,589,591	48.1%	1,528,626	46.9%
Total	$3,304,126	100.0%	$3,258,451	100.0%
Our shareholders’ equity increased $61.0 million during the first quarter of 2016 primarily due to net income and the issuance of common stock through our sales agency agreements, partially offset by dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
See "Item 2: Management's Discussion and Analysis: Capital Expenditures" for a detailed discussion of our 2016 capital expenditures through March 31, 2016 and our expected capital expenditures for the remainder of 2016, 2017 and 2018. See "Item 2: Management's Discussion and Analysis: Executive Level Summary" for discussion of our 2016 financing transactions through March 31, 2016 and our expected financing requirements for the remainder of 2016.

AVISTA CORPORATION

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s committed line of credit were as follows as of and for the three months ended March 31 (dollars in thousands):

	2016	2015
Borrowings outstanding at end of period	$90,000	$65,000
Letters of credit outstanding at end of period	$46,695	$35,579
Maximum borrowings outstanding during the period	$160,000	$137,500
Average borrowings outstanding during the period	$129,478	$97,600
Average interest rate on borrowings during the period	1.23%	0.98%
Average interest rate on borrowings at end of period	1.19%	0.94%
There were no borrowings outstanding under AEL&P's committed line of credit as of March 31, 2016 and March 31, 2015.
Any default on the line of credit or other financing arrangements of Avista Corp. or any of our “significant subsidiaries,” if any, could result in cross-defaults to other agreements of such entity, and/or to the line of credit or other financing arrangements of any other of such entities. Any defaults could also induce vendors and other counterparties to demand collateral. In the event of any such default, it would be difficult for us to obtain financing on reasonable terms to pay creditors or fund operations. We would also likely be prohibited from paying dividends on our common stock. Avista Corp. does not guarantee the indebtedness of any of its subsidiaries. As of March 31, 2016, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
Capital Expenditures
We are making significant capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. The following table summarizes our actual and expected capital expenditures as of and for the three months ended March 31, 2016 (in thousands):

	Avista Utilities	AEL&P
Actual capital expenditures (current year-to-date)
Capital expenditures (per the Condensed Consolidated Statement of Cash Flows) (1)	$84,435	$4,443

Expected total annual accrual-basis capital expenditures (by year) (1)
2016	$375,000	$17,000
2017	405,000	5,300
2018	405,000	5,500

(1)
Actual annual capital expenditures per the Condensed Consolidated Statement of Cash Flows may differ from our expected annual accrual-basis capital expenditures due to the timing of cash payments and the capital expenditure amounts accrued in accounts payable at the end of every period.

Most of the capital expenditures at Avista Utilities are for upgrading our existing facilities and technology, and not for construction of new facilities. A significant portion of the capital expenditures at AEL&P is for the construction of an additional back-up generation plant planned to be completed in 2016. These estimates of capital expenditures are subject to continuing review and adjustment. Actual capital expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had $46.7 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $44.6 million as of December 31, 2015.
Pension Plan
Avista Utilities
In the three months ended March 31, 2016 we contributed $4.0 million to the pension plan and we expect to contribute $12.0 million total in 2016. We expect to contribute a total of $60.0 million to the pension plan in the period 2016 through 2020, with annual contributions of $12.0 million over that period.

AVISTA CORPORATION

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
See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding the pension plan.
Credit Ratings
Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Enterprise Risk Management - Credit Risk” and “Note 4 of the Notes to Condensed Consolidated Financial Statements.”
The following table summarizes our credit ratings as of May 3, 2016:

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
Contractual Obligations
Our future contractual obligations have not materially changed during the three months ended March 31, 2016 except that in April 2016, we entered into an agreement to invest in a company for $10.0 million in return for partial equity ownership in the company. We issued the full $10.0 million to this company in April 2016. See the 2015 Form 10-K for other contractual obligations.
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

AVISTA CORPORATION

We track multiple economic indicators affecting three distinct metropolitan statistical areas in our Avista Utilities service area: Spokane, Washington, Coeur d'Alene, Idaho, and Medford, Oregon. Several key indicators are employment growth, unemployment rates and foreclosure rates. On a year-over-year basis, March 2016 showed positive job growth, and lower unemployment rates in all three metropolitan areas. However, the unemployment rate in Spokane is still above the national average. Foreclosure rates are below the U.S rate in all three areas, and key leading indicators, initial unemployment claims and residential building permits, continue to signal modest growth over the next 12 months. Therefore, in 2016, we expect economic growth in our service area to be about the same as the U.S. as a whole.
Seasonally adjusted nonfarm employment in our eastern Washington, northern Idaho, and southwestern Oregon metropolitan service areas exhibited strong growth between March 2015 and March 2016. In Spokane, Washington employment growth was 1.7 percent with gains in all major employment sectors, except manufacturing, financial activities; and leisure and hospitality. Employment increased by 3.0 percent in Coeur d'Alene, Idaho, reflecting gains or stability in all major employment sectors, except professional and business services. In Medford, Oregon, employment growth was 3.0 percent, with gains or stability in all major employment sectors, except professional and business services. U.S. nonfarm employment grew by 1.9 percent in the same 12-month period.
Seasonally adjusted unemployment rates went down in March 2016 from the year earlier in Spokane, Coeur d'Alene, and Medford. In Spokane the rate was 6.7 percent in March 2015 and declined to 6.6 percent in March 2016; in Coeur d'Alene the rate went from 4.9 percent to 4.6 percent; and in Medford the rate declined from 6.8 percent to 5.0 percent. The U.S. rate declined from 5.5 percent to 5.0 percent in the same period.
The housing market in our Avista Utilities service area experienced foreclosure rates lower than the national average. The March 2016 national rate was 0.08 percent, compared to 0.07 percent in Spokane County, Washington; 0.02 percent in Kootenai County (Coeur d'Alene), Idaho; and 0.07 percent in Jackson County (Medford), Oregon.
Our AEL&P service area is centered in Juneau, Alaska. Although Juneau is Alaska’s state capital, it is not a metropolitan statistical area. This means breadth and frequency of economic data is more limited. Therefore, the dates of Juneau's economic data may significantly lag the period of this filing.
The Quarterly Census of Employment and Wages for Juneau shows employment declined 0.8 percent between the third quarter 2014 and the third quarter 2015. A significant portion of this decline was due to a contraction in government employment, which is Juneau's largest single sector. Government (including active duty military personnel) accounts for approximately 37 percent of total employment. Employment declines also occurred in natural resources and mining; construction; manufacturing; financial activities; education and health services; leisure and hospitality; and other services. Employment gains did occur in trade, transportation, and utilities; information; and professional and business services. Between March 2015 and March 2016 the non-seasonally adjusted unemployment rate declined from 5.1 percent to 4.8 percent. The U.S. non-seasonally adjusted rate declined from 5.6% to 5.1% in the same period.
The Juneau foreclosure rate for March 2015 rate was not available.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed except for the following during the three months ended March 31, 2016. See the 2015 Form 10-K for all other environmental issues and contingencies.
Clean Air Act
Hazardous Air Pollutants
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
On June 29, 2015, the Supreme Court held that the EPA's interpretation of MATS was unreasonable when it deemed cost irrelevant for MATS regulation. The EPA made a final supplemental determination on April 14, 2016, determining that an inclusion of cost considerations supported its original regulation.

AVISTA CORPORATION

Other
For other environmental issues and other contingencies see “Note 11 of the Notes to Condensed Consolidated Financial Statements.”
Enterprise Risk Management
The material risks to our businesses were discussed in our 2015 Form 10-K and have not materially changed during the three months ended March 31, 2016. Refer to the 2015 Form 10-K for further discussion of our risks and the mitigation of those risks.
Our primary identified categories of risk exposure are:

• Financial	• Compliance
• Utility regulatory	• Technology
• Energy commodity	• Strategic
• Operational	• External Mandates
Financial Risk
Our financial risks have not materially changed during the three months ended March 31, 2016, except as discussed below. Refer to the 2015 Form 10-K.
Interest Rate Risk
We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. The 2015 Form 10-K contains a discussion of risk management policies and procedures. See "Note 4 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swaps outstanding as of March 31, 2016 and December 31, 2015.
Credit Risk
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of March 31, 2016, we had cash deposited as collateral in the amount of $29.6 million and letters of credit of $23.7 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at March 31, 2016, we would potentially be required to post additional collateral of up to $6.2 million. This amount is different from the amount disclosed in “Note 4 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 4, this analysis takes into account contractual threshold limits that are not considered in Note 4. Without contractual threshold limits, we would potentially be required to post additional collateral of $9.2 million.
Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of March 31, 2016, we had interest rate swap derivatives outstanding with a notional amount totaling $525.0 million and we had deposited cash in the amount of $76.0 million and letters of credit of $16.7 million as collateral for these interest rate swap derivative contracts. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at March 31, 2016, we would be required to post additional collateral of $25.4 million.

AVISTA CORPORATION

Energy Commodity Risk
Our energy commodity risks have not materially changed during the three months ended March 31, 2016, except as discussed below. Refer to the 2015 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2016 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2016	$(3,674)	$(16,984)	$(1,557)	$(51,437)	$81	$27,612	$(208)	$32,776
2017	(6,628)	(13)	(1,033)	(10,407)	(24)	4,242	(1,365)	(103)
2018	(6,111)	—	—	(3,277)	(43)	(197)	(1,253)	(165)
2019	(3,753)	—	(7)	(2,013)	(21)	—	(1,179)	—
2020	—	—	92	(6)	—	—	(1,204)	—
Thereafter	—	—	—	—	—	—	(804)	—
The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2015 that are expected to be delivered in each respective year (dollars in thousands):

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
Other Risk Categories
Our utility regulatory, operational, compliance, technology, strategic and external mandate risks have not materially changed during the three months ended March 31, 2016. Refer to the 2015 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective

AVISTA CORPORATION

disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2016.
There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
See “Note 11 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”
Item 1A. Risk Factors
Please refer to the 2015 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2015 Form 10-K.
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
101
The following financial information from the Quarterly Report on Form 10−Q for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	May 3, 2016	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)