Form 10-Q
period 2016-09-30
AVISTA CORP
filed 2016-11-01
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2016 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 28, 2016, 64,184,399 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

AVISTA CORPORATION

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

•	default or nonperformance on the part of any parties from whom we purchase and/or sell capacity or energy;

•	potential environmental requirements affecting our ability to utilize or resulting in the obsolescence of our power supply resources;
Operational Risk

•
severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, snow and ice storms, that can disrupt energy generation, transmission and distribution, as well as the availability and costs of materials, equipment, supplies and support services;

•
explosions, fires, accidents, mechanical breakdowns or other incidents that may impair assets and may disrupt operations of any of our generation facilities, transmission, and electric and natural gas distribution systems or other operations and may require us to purchase replacement power;

•	wildfires caused by our transmission or distribution system that may result in public injuries or property damages;

•	public injuries or damage arising from or allegedly arising from our operations;

•	blackouts or disruptions of interconnected transmission systems (the regional power grid);

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

•
adverse impacts to our Alaska operations that could result from an extended outage of its hydroelectric generating resources or their inability to deliver energy, due to their lack of interconnectivity to any other electrical grids and the extensive cost of replacement power (diesel);

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

AVISTA CORPORATION

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

•
potential difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources, loss of key employees, challenges with respect to operating new businesses and other unanticipated risks and liabilities;

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

•	non-regulated activities may increase earnings volatility;
External Mandates Risk

•	changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs and our compliance with these matters;

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

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
Dollars in thousands, except per share amounts
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating Revenues:
Utility revenues	$296,989	$307,405	$1,022,670	$1,074,642
Non-utility revenues	6,360	6,244	17,690	22,829
Total operating revenues	303,349	313,649	1,040,360	1,097,471
Operating Expenses:
Utility operating expenses:
Resource costs	118,737	138,210	390,271	488,886
Other operating expenses	75,160	74,315	229,605	220,599
Depreciation and amortization	40,240	36,303	119,110	106,279
Taxes other than income taxes	22,669	22,269	74,669	75,424
Non-utility operating expenses:
Other operating expenses	6,756	6,462	18,862	22,924
Depreciation and amortization	193	178	573	512
Total operating expenses	263,755	277,737	833,090	914,624
Income from operations	39,594	35,912	207,270	182,847
Interest expense	21,632	19,951	64,223	59,719
Interest expense to affiliated trusts	164	120	456	347
Capitalized interest	(507)	(905)	(2,258)	(2,701)
Other income-net	(1,562)	(2,123)	(7,025)	(6,190)
Income from continuing operations before income taxes	19,867	18,869	151,874	131,672
Income tax expense	7,606	6,115	54,661	47,378
Net income from continuing operations	12,261	12,754	97,213	84,294
Net income from discontinued operations (Note 3)	—	289	—	485
Net income	12,261	13,043	97,213	84,779
Net income attributable to noncontrolling interests	(27)	(32)	(76)	(73)
Net income attributable to Avista Corp. shareholders	$12,234	$13,011	$97,137	$84,706

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)

Avista Corporation
Dollars in thousands, except per share amounts
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Amounts attributable to Avista Corp. shareholders:
Net income from continuing operations attributable to Avista Corp. shareholders	$12,234	$12,722	$97,137	$84,221
Net income from discontinued operations attributable to Avista Corp. shareholders	—	289	—	485
Net income attributable to Avista Corp. shareholders	$12,234	$13,011	$97,137	$84,706

Weighted-average common shares outstanding (thousands), basic	63,857	62,299	63,282	62,299
Weighted-average common shares outstanding (thousands), diluted	64,325	62,688	63,687	62,691

Earnings per common share attributable to Avista Corp. shareholders, basic:
Earnings per common share from continuing operations	$0.19	$0.21	$1.53	$1.35
Earnings per common share from discontinued operations	—	—	—	0.01
Total earnings per common share attributable to Avista Corp. shareholders, basic	$0.19	$0.21	$1.53	$1.36

Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$0.19	$0.21	$1.53	$1.34
Earnings per common share from discontinued operations	—	—	—	0.01
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$0.19	$0.21	$1.53	$1.35
Dividends declared per common share	$0.3425	$0.3300	$1.0275	$0.9900
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
Dollars in thousands
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$12,261	$13,043	$97,213	$84,779
Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $75, $132, $(512) and $396 respectively	140	246	(949)	737
Total other comprehensive income (loss)	140	246	(949)	737
Comprehensive income	12,401	13,289	96,264	85,516
Comprehensive income attributable to noncontrolling interests	(27)	(32)	(76)	(73)
Comprehensive income attributable to Avista Corporation shareholders	$12,374	$13,257	$96,188	$85,443

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$7,084	$10,484
Accounts and notes receivable-less allowances of $4,266 and $4,530, respectively	116,054	169,413
Regulatory asset for utility derivatives	17,936	17,260
Materials and supplies, fuel stock and stored natural gas	58,080	54,148
Income taxes receivable	49,342	24,121
Other current assets	35,879	30,620
Total current assets	284,375	306,046
Net Utility Property:
Utility plant in service	5,386,982	5,129,192
Construction work in progress	165,559	202,683
Total	5,552,541	5,331,875
Less: Accumulated depreciation and amortization	1,496,446	1,433,286
Total net utility property	4,056,095	3,898,589
Other Non-current Assets:
Investment in exchange power-net	7,146	8,983
Investment in affiliated trusts	11,547	11,547
Goodwill	57,672	57,672
Long-term energy contract receivable	3,790	14,694
Other property and investments-net and other non-current assets	55,799	50,750
Total other non-current assets	135,954	143,646
Deferred Charges:
Regulatory assets for deferred income tax	100,907	101,240
Regulatory assets for pensions and other postretirement benefits	223,596	235,009
Other regulatory assets	132,131	99,798
Regulatory asset for interest rate swaps	246,981	83,973
Non-current regulatory asset for utility commodity derivatives	27,336	32,420
Other deferred charges	7,731	5,928
Total deferred charges	738,682	558,368
Total assets	$5,215,106	$4,906,649
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation
Dollars in thousands
(Unaudited)

	September 30,	December 31,
	2016	2015
Liabilities and Equity:
Current Liabilities:
Accounts payable	$81,898	$114,349
Current portion of long-term debt and capital leases	3,257	93,167
Short-term borrowings	84,000	105,000
Utility energy commodity derivative liabilities	8,608	14,268
Other current liabilities	164,119	147,896
Total current liabilities	341,882	474,680
Long-term debt and capital leases	1,678,257	1,480,111
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	270,972	261,594
Pensions and other postretirement benefits	202,329	201,453
Deferred income taxes	816,334	747,477
Non-current interest rate swap derivative liabilities	89,683	30,679
Other non-current liabilities, regulatory liabilities and deferred credits	135,578	130,821
Total liabilities	3,586,582	3,378,362
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 64,182,487 and 62,312,651 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,073,481	1,004,336
Accumulated other comprehensive loss	(7,599)	(6,650)
Retained earnings	562,905	530,940
Total Avista Corporation shareholders’ equity	1,628,787	1,528,626
Noncontrolling Interests	(263)	(339)
Total equity	1,628,524	1,528,287
Total liabilities and equity	$5,215,106	$4,906,649
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2016	2015
Operating Activities:
Net income	$97,213	$84,779
Non-cash items included in net income:
Depreciation and amortization	122,414	109,522
Deferred income tax provision and investment tax credits	87,246	12,381
Power and natural gas cost amortizations, net	11,422	10,004
Amortization of debt expense	2,595	2,651
Amortization of investment in exchange power	1,838	1,838
Stock-based compensation expense	6,261	5,263
Equity-related AFUDC	(6,306)	(5,891)
Pension and other postretirement benefit expense	29,076	28,179
Amortization of Spokane Energy contract	10,904	10,023
Gain on sale of Ecova	—	(710)
Decoupling regulatory deferral	(24,693)	(5,146)
Other	(15,163)	4,429
Contributions to defined benefit pension plan	(12,000)	(12,000)
Cash paid for settlement of interest rate swap agreements	(53,966)	—
Changes in certain current assets and liabilities:
Accounts and notes receivable	53,726	49,524
Materials and supplies, fuel stock and stored natural gas	(3,932)	6,621
Increase in collateral posted for derivative instruments	(19,754)	(9,917)
Income taxes receivable	(25,222)	43,266
Other current assets	(8,486)	3,408
Accounts payable	(17,206)	(32,378)
Income taxes payable	713	158
Other current liabilities	17,438	5,240
Net cash provided by operating activities	254,118	311,244

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(288,072)	(272,801)
Other capital expenditures	(270)	(852)
Cash paid in acquisition, net	—	(95)
Other	(26,611)	2,646
Net cash used in investing activities	(314,953)	(271,102)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2016	2015
Financing Activities:
Net increase in borrowings from committed line of credit	$82,000	$25,000
Proceeds from issuance of long-term debt	70,000	—
Redemption and maturity of long-term debt	(92,375)	(2,174)
Maturity of nonrecourse long-term debt of Spokane Energy	—	(1,431)
Issuance of common stock, net of issuance costs	66,756	1,397
Repurchase of common stock	—	(2,920)
Cash dividends paid	(65,172)	(61,828)
Other	(3,774)	(11,015)
Net cash provided by (used in) financing activities	57,435	(52,971)

Net decrease in cash and cash equivalents	(3,400)	(12,829)

Cash and cash equivalents at beginning of period	10,484	22,143

Cash and cash equivalents at end of period	$7,084	$9,314
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2016	2015
Common Stock, Shares:
Shares outstanding at beginning of period	62,312,651	62,243,374
Shares issued	1,869,836	149,883
Shares repurchased	—	(89,400)
Shares outstanding at end of period	64,182,487	62,303,857
Common Stock, Amount:
Balance at beginning of period	$1,004,336	$999,960
Equity compensation expense	5,462	4,579
Issuance of common stock, net of issuance costs	66,756	1,397
Payment of minimum tax withholdings for share-based payment awards	(3,073)	(1,832)
Repurchase of common stock	—	(1,431)
Excess tax benefits	—	43
Balance at end of period	1,073,481	1,002,716
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(6,650)	(7,888)
Other comprehensive income (loss)	(949)	737
Balance at end of period	(7,599)	(7,151)
Retained Earnings:
Balance at beginning of period	530,940	491,599
Net income attributable to Avista Corporation shareholders	97,137	84,706
Cash dividends paid (common stock)	(65,172)	(61,828)
Repurchase of common stock	—	(1,489)
Balance at end of period	562,905	512,988
Total Avista Corporation shareholders’ equity	1,628,787	1,508,553
Noncontrolling Interests:
Balance at beginning of period	(339)	(429)
Net income attributable to noncontrolling interests	76	73
Balance at end of period	(263)	(356)
Total equity	$1,628,524	$1,508,197
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended September 30, 2016 and 2015 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2015 Form 10-K for definitions of terms. The acronyms and terms are an integral part of these condensed consolidated financial statements.
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
Alaska Energy and Resources Company (AERC) is a wholly-owned subsidiary of Avista Corp. The primary subsidiary of AERC is Alaska Electric Light and Power Company (AEL&P), which comprises Avista Corp.'s regulated utility operations in Alaska. Avista Capital, Inc. (Avista Capital), a wholly owned non-regulated subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, with the exception of AJT Mining Properties, Inc. in Alaska.
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
Taxes Other Than Income Taxes
Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on income. These taxes are generally based on revenues or the value of property. Utility related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense. Taxes other than income taxes consisted of the following items for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Utility related taxes	$12,095	$12,316	$43,033	$44,755
Property taxes	10,047	9,448	29,757	28,669
Other taxes	527	505	1,879	2,000
Total	$22,669	$22,269	$74,669	$75,424

AVISTA CORPORATION

Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or net realizable value for our non-regulated operations and consisted of the following as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30,	December 31,
	2016	2015
Materials and supplies	$39,487	$37,101
Fuel stock	4,754	4,273
Stored natural gas	13,839	12,774
Total	$58,080	$54,148
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
For interest rate swap derivatives, each period Avista Corp. records all mark-to-market gains and losses as assets and liabilities, and records offsetting regulatory assets and liabilities, such that there is no income statement impact. The interest rate swap derivatives are risk management tools similar to energy commodity derivatives. Upon settlement of interest rate swaps, the regulatory asset or liability is amortized as a component of interest expense over the term of the associated debt. The Company records an offset of interest rate swap assets and liabilities with regulatory assets and liabilities, based on the prior practice of the commissions to provide recovery through the ratemaking process.
As of September 30, 2016, the Company has multiple master netting agreements with a variety of entities that allow for cross-commodity netting of derivative agreements with the same counterparty (i.e. power derivatives can be netted with natural gas derivatives) under Accounting Standards Codification (ASC) 815-10-45. In addition, some master netting agreements allow for the netting of commodity derivatives and interest rate swap derivatives for the same counterparty. The Company does not have any agreements which allow for cross-affiliate netting among multiple affiliated legal entities. The Company nets all derivative instruments when allowed by the agreement for presentation in the Condensed Consolidated Balance Sheets.
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

AVISTA CORPORATION

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consisted of the following as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30,	December 31,
	2016	2015
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $4,092 and $3,580, respectively	$7,599	$6,650
The following table details the reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30 (dollars in thousands). Items in parenthesis indicate reductions to net income.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 30,		Nine months ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2016	2015	2016	2015	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$(312)	$(273)	$(934)	$(819)	(a)
Amortization of net loss	3,642	3,688	$10,926	$11,063	(a)
Adjustment due to effects of regulation	(3,115)	(3,037)	(11,453)	(9,111)	(a) (b)
	215	378	(1,461)	1,133	Total before tax
	(75)	(132)	512	(396)	Tax benefit (expense)
	$140	$246	$(949)	$737	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 5 for additional details).

(b)
The adjustment for the effects of regulation during the nine months ended September 30, 2016 includes approximately $2.1 million related to the reclassification of a pension regulatory asset associated with one of our jurisdictions into accumulated other comprehensive loss.

Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses losses that do not meet these conditions for accrual if there is a reasonable possibility that a loss may be incurred. As of September 30, 2016, the Company has not recorded any significant amounts related to unresolved contingencies.
NOTE 2. NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity identifies the various performance obligations in a contract, allocates the transaction price among the performance obligations and recognizes revenue as the entity satisfies the performance obligations. This ASU was originally effective for periods beginning after December 15, 2016 and early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU No. 2014-09 for one year, with adoption as of the original date permitted. However, while this ASU is not effective until 2018, it may require retroactive application to all periods presented in the financial statements. As such, at adoption, amounts from the two preceding years may have to be revised or a cumulative adjustment to opening retained earnings may have to be recorded. The Company is evaluating this standard and cannot, at this time, estimate the potential impact on its future financial condition, results of operations and cash flows.
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
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” This ASU introduces a new lessee model that brings most leases onto the balance sheet. The standard also aligns certain of the underlying principles of the new lessor model with those in Topic 606, the FASB’s new revenue recognition standard. Furthermore, this ASU addresses other concerns related to the current leases model; for example, eliminating the required use of bright-line tests in current GAAP for determining lease classification (operating leases versus capital leases). This ASU also includes enhanced disclosures surrounding leases. This ASU is effective for periods beginning on or after December 15, 2018; however, early adoption is permitted. Upon adoption, this ASU must be applied using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company evaluated this standard and determined that it will not early adopt this standard as of September 30, 2016. The Company is evaluating this standard and cannot, at this time, estimate the potential impact on its future financial condition, results of operations and cash flows.
In March 2016, the FASB issued ASU No. 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions including:

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
NOTE 3. DISCONTINUED OPERATIONS
On June 30, 2014, Avista Capital, completed the sale of its interest in Ecova to Cofely USA Inc., an unrelated party to Avista Corp. The sales price was $335.0 million in cash, less the payment of debt and other customary closing adjustments. At the closing of the transaction on June 30, 2014, Ecova became a wholly-owned subsidiary of Cofely USA Inc. and the Company has not had and will not have any further involvement with Ecova after such date.
The purchase price of $335.0 million, as adjusted, was divided among all the security holders of Ecova pro rata based on ownership. A portion of the proceeds from the transaction was held in escrow for a period of time to satisfy certain indemnification obligations under the merger agreement and to resolve adjustments to working capital.
All escrow amounts were released in October 2015 and the Company received its full portion of the escrow proceeds of $13.8 million. After consideration of all escrow amounts received, the sales transaction provided cash proceeds to Avista Corp., net of debt, payment to option and minority holders, income taxes and transaction expenses, of $143.7 million and resulted in a net gain of $74.8 million. Almost all of the net gain was recognized in 2014 with some true-ups during 2015.

AVISTA CORPORATION

Prior to the completion of the sales transaction, Ecova was a reportable business segment. The following table presents amounts that were included in discontinued operations for the three and nine months ended September 30, 2015 (there were no amounts recorded in the three and nine months ended September 30, 2016) (dollars in thousands):

	Three months ended September 30, 2015:	Nine months ended September 30, 2015:
Gain on sale of Ecova (1)	$547	$710
Transaction expenses and accelerated employee benefits	24	24
Gain on sale of Ecova, net of transaction expenses	523	686

Income before income taxes	523	686
Income tax benefit (2)	234	201
Net income from discontinued operations attributable to Avista Corp. shareholders	$289	$485

(1)
The gain recognized during 2015 relates to the resolution of the working capital adjustment, as well as a gain associated with the favorable settlement of outstanding litigation at Ecova that was shared between the Cofely USA, Inc. and the former shareholders and option holders of Ecova.

(2)	The tax expense during 2015 resulted from a state tax true-up, partially offset by tax expense associated with the gain on sale and the final true-up of 2014 federal tax payments.
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
The Company is required to plan for sufficient natural gas delivery capacity to serve its retail customers for a theoretical peak day event. The Company generally has more pipeline and storage capacity than what is needed during periods other than a peak day. The Company optimizes its natural gas resources by using market opportunities to generate economic value that helps mitigate fixed costs. Avista Utilities also optimizes its natural gas storage capacity by purchasing and storing natural gas when prices are traditionally lower, typically in the summer, and withdrawing during higher priced months, typically during the winter. However, if market conditions and prices indicate that the Company should buy or sell natural gas during other times in the year, the Company engages in optimization transactions to capture value in the marketplace. Natural gas optimization

AVISTA CORPORATION

activities include, but are not limited to, wholesale market sales of surplus natural gas supplies, purchases and sales of natural gas to optimize use of pipeline and storage capacity, and participation in the transportation capacity release market.
The following table presents the underlying energy commodity derivative volumes as of September 30, 2016 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs
2016	170	701	9,094	46,475	95	1,009	2,058	35,170
2017	403	302	5,765	98,893	333	1,205	1,360	56,938
2018	397	—	—	35,628	286	438	1,360	11,978
2019	235	—	610	11,980	158	—	1,345	1,125
2020	—	—	910	2,725	—	—	1,430	—
Thereafter	—	—	—	—	—	—	1,060	—

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
The following table summarizes the foreign currency derivatives that the Company has outstanding as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30,	December 31,
	2016	2015
Number of contracts	22	24
Notional amount (in United States currency)	$8,572	$1,463
Notional amount (in Canadian currency)	11,222	2,002

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
The following table summarizes the outstanding unsettled interest rate swaps as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
September 30, 2016	5	$65,000	2017
	14	275,000	2018
	5	60,000	2019
	1	10,000	2020
	5	60,000	2022
December 31, 2015	6	$115,000	2016
	3	45,000	2017
	11	245,000	2018
	2	30,000	2019
	1	20,000	2022
The fair value of outstanding interest rate swaps can vary significantly from period to period depending on the total notional amount of swaps outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. The Company would be required to make cash payments to settle the interest rate swaps if the fixed rates are higher than prevailing market rates at the date of settlement. Conversely, the Company receives cash to settle its interest rate swaps when prevailing market rates at the time of settlement exceed the fixed swap rates. Upon settlement of interest rate swaps, the cash payments made or received are recorded as a regulatory asset or liability and are amortized as a component of interest expense over the life of the associated debt. The settled interest rate swaps are also included as a part of the Company's cost of debt calculation for ratemaking purposes.
Summary of Outstanding Derivative Instruments
The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2016 (in thousands):

	Fair Value as of September 30, 2016
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$27	$(25)	$—	$2
Interest rate swap derivatives
Other current liabilities	—	(9,033)	8,692	(341)
Non-current interest rate swap derivative liabilities	386	(145,737)	55,668	(89,683)
Energy commodity derivatives
Other current assets	823	(103)	—	720
Current utility energy commodity derivative liabilities	27,159	(45,815)	10,048	(8,608)
Other non-current liabilities, regulatory liabilities and deferred credits	5,632	(32,968)	7,914	(19,422)
Total derivative instruments recorded on the balance sheet	$34,027	$(233,681)	$82,322	$(117,332)

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2015 (in thousands):

	Fair Value as of December 31, 2015
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$2	$(19)	$—	$(17)
Interest rate swap derivatives
Other property and investments-net and other non-current assets	23	—	—	23
Other current liabilities	118	(23,262)	3,880	(19,264)
Non-current interest rate swap derivative liabilities	1,407	(62,236)	30,150	(30,679)
Energy commodity derivatives
Other current assets	1,236	(553)	—	683
Current utility energy commodity derivative liabilities	67,466	(85,409)	3,675	(14,268)
Other non-current liabilities, regulatory liabilities and deferred credits	6,613	(39,033)	10,851	(21,569)
Total derivative instruments recorded on the balance sheet	$76,865	$(210,512)	$48,556	$(85,091)
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
The following table presents the Company's collateral outstanding related to its derivative instruments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Energy commodity derivatives
Cash collateral posted	$18,140	$28,716
Letters of credit outstanding	27,800	28,200
Balance sheet offsetting (cash collateral against net derivative positions)	17,962	14,526

Interest rate swap derivatives
Cash collateral posted	64,360	34,030
Letters of credit outstanding	39,100	9,600
Balance sheet offsetting (cash collateral against net derivative positions)	64,360	34,030
There was no cash collateral or letters of credit outstanding as of September 30, 2016 and December 31, 2015 related to foreign currency exchange derivatives.
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

AVISTA CORPORATION

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$2,213	$7,090
Additional collateral to post	1,966	6,980

Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	154,770	85,498
Additional collateral to post	32,230	18,750
NOTE 5. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
Avista Utilities
The Company’s pension and other postretirement plans have not changed during the nine months ended September 30, 2016. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $12.0 million in cash to the pension plan for the nine months ended September 30, 2016 and does not expect to make any further contributions in 2016. The Company contributed $12.0 million in cash to the pension plan in 2015.
The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2016	2015	2016	2015
Three months ended September 30:
Service cost	$4,567	$4,984	$806	$721
Interest cost	6,895	6,531	1,530	1,292
Expected return on plan assets	(6,887)	(7,075)	(465)	(500)
Amortization of prior service cost	1	6	(300)	(287)
Net loss recognition	2,161	2,397	1,453	1,324
Net periodic benefit cost	$6,737	$6,843	$3,024	$2,550
Nine months ended September 30:
Service cost	$13,655	$14,917	$2,389	$2,141
Interest cost	20,695	19,734	4,623	3,915
Expected return on plan assets	(20,512)	(21,566)	(1,415)	(1,431)
Amortization of prior service cost	1	18	(924)	(853)
Net loss recognition	6,252	7,425	4,312	3,879
Net periodic benefit cost	$20,091	$20,528	$8,985	$7,651
NOTE 6. COMMITTED LINES OF CREDIT
Avista Corp.
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million. A two-year option was exercised by the Company in May 2016 to extend the maturity of the facility agreement to April 2021.

AVISTA CORPORATION

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed lines of credit were as follows as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30,	December 31,
	2016	2015
Borrowings outstanding at end of period (1)	$187,000	$105,000
Letters of credit outstanding at end of period	$73,195	$44,595
Average interest rate on borrowings at end of period	1.26%	1.18%

(1)
As of September 30, 2016, there was $187.0 million outstanding under the committed line of credit; however, $84.0 million was classified as short-term borrowings and the remaining $103.0 million was classified as long-term debt on the Condensed Consolidated Balance Sheet due to the Company's intention to refinance such amount on a long-term basis through the issuance and sale of first mortgage bonds pursuant to a bond purchase agreement entered into in August 2016. See Note 7 for further discussion of the bond purchase agreement and the refinancing of short-term debt on a long-term basis.

AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of September 30, 2016 and December 31, 2015, there were no borrowings or letters of credit outstanding under this committed line of credit.

AVISTA CORPORATION

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASES
The following details long-term debt outstanding as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Maturity		Interest	September 30,	December 31,
Year	Description	Rate	2016	2015
Avista Corp. Secured Long-Term Debt
2016	First Mortgage Bonds	0.84%	$—	$90,000
2018	First Mortgage Bonds	5.95%	250,000	250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (1)	(2)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2044	First Mortgage Bonds	4.11%	60,000	60,000
2045	First Mortgage Bonds	4.37%	100,000	100,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
	Total Avista Corp. secured long-term debt		1,446,700	1,536,700
Alaska Electric Light and Power Company Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75,000	75,000
Alaska Energy and Resources Company Unsecured Long-Term Debt
2019	Unsecured Term Loan	3.85%	15,000	15,000
	Total consolidated secured and unsecured long-term debt		1,536,700	1,626,700
Other Long-Term Debt Components
	Capital lease obligations		66,226	68,601
	Settled interest rate swaps (2)		—	(26,515)
	Unamortized debt discount		(833)	(956)
	Unamortized long-term debt issuance costs		(9,879)	(10,852)
	Unsecured short-term loan to be refinanced on a long-term basis (3)		70,000	—
	Committed line of credit to be refinanced on a long-term basis (3)		103,000	—
	Total		1,765,214	1,656,978
	Secured Pollution Control Bonds held by Avista Corp. (1)		(83,700)	(83,700)
	Current portion of long-term debt and capital leases		(3,257)	(93,167)
	Total long-term debt and capital leases		$1,678,257	$1,480,111

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

AVISTA CORPORATION

(2)
Prior to September 30, 2016, settled interest rate swaps were included as part of long-term debt on the Condensed Consolidated Balance Sheets because they were considered similar to a debt discount or premium. During the third quarter 2016, the Company reevaluated the presentation of settled interest rate swaps and determined that since they are regulatory assets and liabilities that are being recovered through the ratemaking process, the more appropriate classification is as regulatory assets and liabilities rather than as a component of long-term debt. As such, as of September 30, 2016, the Company has included unamortized settled interest rate swaps of $92.8 million in regulatory assets and $12.8 million in regulatory liabilities. The Company did not reclassify any amounts as of December 31, 2015 and prior because the amounts are not material to the financial statements. The increase in settled interest rate swaps during 2016 is due to the cash settlement of interest rate swaps during the third quarter of 2016 (discussed in detail below). There is no impact to the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for any periods as a result of the balance sheet reclassification.

(3)
In August 2016, Avista Corp. entered into a term loan agreement with a commercial bank in the amount of $70.0 million with a maturity date of December 30, 2016. Loans under this agreement are unsecured and have a variable annual interest rate determined by either the Eurodollar rate or the Alternative Base Rate, depending on the type of loan selected by Avista Corp. The Company borrowed the entire $70.0 million available under this agreement, which was used to repay a portion of the $90.0 million in first mortgage bonds that matured in August 2016.

Also in August 2016 subsequent to the $70.0 million borrowing, the Company entered into a bond purchase agreement with five institutional investors in the private placement market for the issuance and sale of $175.0 million of Avista Corp. first mortgage bonds in December 2016. The first mortgage bonds will bear a coupon rate of 3.54 percent and mature in December 2051. The proceeds from the bonds will be received in December 2016, prior to the repayment of the $70.0 million term loan on December 30, 2016. Because the Company intends to use the funds to refinance on a long-term basis both the $70.0 million borrowing and $103.0 million outstanding under the Company's committed line of credit, a total of $173.0 million has been excluded from current liabilities and is recorded as long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2016. In connection with the bond purchase agreement, the Company cash-settled six interest rate swap contracts (notional aggregate amount of $115.0 million) and paid a total of $54.0 million.
NOTE 8. LONG-TERM DEBT TO AFFILIATED TRUSTS
In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly. The distribution rates paid were as follows during the nine months ended September 30, 2016 and the year ended December 31, 2015:

	September 30,	December 31,
	2016	2015
Low distribution rate	1.29%	1.11%
High distribution rate	1.72%	1.29%
Distribution rate at the end of the period	1.72%	1.29%
Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $1.5 million of Common Trust Securities to the Company. These debt securities may be redeemed at the option of Avista Capital II on or after June 1, 2007 and mature on June 1, 2037. In December 2000, the Company purchased $10.0 million of these Preferred Trust Securities.
The Company owns 100 percent of Avista Capital II and has solely and unconditionally guaranteed the payment of distributions on, and redemption price and liquidation amount for, the Preferred Trust Securities to the extent that Avista Capital II has funds available for such payments from the respective debt securities. Upon maturity or prior redemption of such debt securities, the Preferred Trust Securities will be mandatorily redeemed. The Company does not include these capital trusts in its consolidated financial statements as Avista Corp. is not the primary beneficiary. As such, the sole assets of the capital trusts are $51.5 million of junior subordinated deferrable interest debentures of Avista Corp., which are reflected on the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015. Interest expense to affiliated trusts in the Condensed Consolidated Statements of Income represents interest expense on these debentures.
NOTE 9. FAIR VALUE
The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, short-term borrowings and short-term borrowings to be refinanced on a long-term basis are reasonable estimates of their fair values. Long-term debt

AVISTA CORPORATION

(including current portion and material capital leases) and long-term debt to affiliated trusts are reported at carrying value on the Condensed Consolidated Balance Sheets.
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
The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,100,059	$951,000	$1,055,797
Long-term debt (Level 3)	502,000	572,112	592,000	595,018
Snettisham capital lease obligation (Level 3)	62,734	64,800	64,455	63,150
Long-term debt to affiliated trusts (Level 3)	51,547	38,145	51,547	36,083
These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 74.00 to 133.96, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Moody's Aaa Corporate discount rate as published by the Federal Reserve on September 30, 2016.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2016
Assets:
Energy commodity derivatives	$—	$33,589	$—	$(32,869)	$720
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	25	(25)	—
Foreign currency derivatives	—	27	—	(25)	2
Interest rate swaps	—	386	—	(386)	—
Deferred compensation assets:
Fixed income securities (2)	1,895	—	—	—	1,895
Equity securities (2)	5,627	—	—	—	5,627
Total	$7,522	$34,002	$25	$(33,305)	$8,244
Liabilities:
Energy commodity derivatives	$—	$55,233	$—	$(50,831)	$4,402
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	6,546	(25)	6,521
Power exchange agreement	—	—	16,310	—	16,310
Power option agreement	—	—	797	—	797
Foreign currency derivatives	—	25	—	(25)	—
Interest rate swaps	—	154,770	—	(64,746)	90,024
Total	$—	$210,028	$23,653	$(115,627)	$118,054

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2015
Assets:
Energy commodity derivatives	$—	$74,637	$—	$(73,954)	$683
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	678	(678)	—
Foreign currency derivatives	—	2	—	(2)	—
Interest rate swaps	—	1,548	—	—	1,548
Deferred compensation assets:
Fixed income securities (2)	1,727	—	—	—	1,727
Equity securities (2)	5,761	—	—	—	5,761
Total	$7,488	$76,187	$678	$(74,634)	$9,719
Liabilities:
Energy commodity derivatives	$—	$97,193	$—	$(88,480)	$8,713
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	5,717	(678)	5,039
Power exchange agreement	—	—	21,961	—	21,961
Power option agreement	—	—	124	—	124
Foreign currency derivatives	—	19	—	(2)	17
Interest rate swaps	—	85,498	—	—	85,498
Total	$—	$182,710	$27,802	$(89,160)	$121,352

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
Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed

AVISTA CORPORATION

in the table above excludes cash and cash equivalents of $0.5 million as of September 30, 2016 and $0.6 million as of December 31, 2015.
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
For the power commodity option agreement, the Company uses the Black-Scholes-Merton valuation model to estimate the fair value, and this model includes significant inputs not observable or corroborated in the market. These inputs include: 1) the strike price (which is an internally derived price based on a combination of generation plant heat rate factors, natural gas market pricing, delivery and other O&M charges), 2) estimated delivery volumes, and 3) volatility rates. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, changes in overall commodity market prices and volatility rates are accompanied by directionally similar changes in the strike price and volatility assumptions used in the calculation.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2016 (dollars in thousands):

Fair Value (Net) at
	September 30, 2016	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(16,310)	Surrogate facility pricing	O&M charges	$33.59-$49.15/MWh (1)
			Escalation factor	3% - 2017 to 2019
			Transaction volumes	396,984 - 406,909 MWhs
Power option agreement	$(797)	Black-Scholes- Merton	Strike price	$37.46/MWh - 2019
$49.71/MWh - 2017
			Delivery volumes	157,517 - 285,979 MWhs
			Volatility rates	0.21 (2)
Natural gas exchange agreement	$(6,521)	Internally derived weighted average cost of gas	Forward purchase prices	$1.95 - $2.55/mmBTU

			Forward sales prices	$2.03 - $3.37/mmBTU
			Purchase volumes	115,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs
(1) The average O&M charges for the delivery year beginning in November 2016 are $39.22 per MWh. For ratemaking purposes the average O&M charges to be included for recovery in retail rates vary slightly between regulatory jurisdictions. The average O&M charges for the delivery year beginning in 2016 are $44.33 for Washington and $39.22 for Idaho.

AVISTA CORPORATION

(2) The estimated volatility rate of 0.21 is compared to actual quoted volatility rates of 0.42 for 2016 to 0.24 in September 2018.
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
The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Three months ended September 30, 2016:
Balance as of July 1, 2016	$(6,857)	$(14,614)	$(105)	$(21,576)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	336	(1,696)	(692)	(2,052)
Settlements	—	—	—	—
Ending balance as of September 30, 2016 (2)	$(6,521)	$(16,310)	$(797)	$(23,628)
Three months ended September 30, 2015:
Balance as of July 1, 2015	$(6,825)	$(18,616)	$(145)	$(25,586)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	1,800	(4,563)	28	(2,735)
Settlements	282	—	—	282
Ending balance as of September 30, 2015 (2)	$(4,743)	$(23,179)	$(117)	$(28,039)
Nine months ended September 30, 2016:
Balance as of January 1, 2016	$(5,039)	$(21,961)	$(124)	$(27,124)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(2,960)	272	(673)	(3,361)
Settlements	1,478	5,379	—	6,857
Ending balance as of September 30, 2016 (2)	$(6,521)	$(16,310)	$(797)	$(23,628)

Nine months ended September 30, 2015:
Balance as of January 1, 2015	$(35)	$(23,299)	$(424)	$(23,758)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(5,586)	(4,393)	307	(9,672)
Settlements	878	4,513	—	5,391
Ending balance as of September 30, 2015 (2)	$(4,743)	$(23,179)	$(117)	$(28,039)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 10. COMMON STOCK
In March 2016, the Company entered into four separate sales agency agreements under which the sales agents, as Avista Corp.’s agents, may offer and sell up to 3.8 million new shares of Avista Corp.'s common stock, no par value, from time to time. The sales agency agreements expire on February 29, 2020. As of September 30, 2016, 1.6 million shares have been issued under these agreements resulting in total net proceeds of $65.6 million, leaving 2.2 million shares remaining to be issued.
In the nine months ended September 30, 2016, Avista Corp. also issued 0.3 million shares of common stock for total net proceeds of $1.2 million in share-based compensation.

AVISTA CORPORATION

NOTE 11. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income from continuing operations attributable to Avista Corp. shareholders	$12,234	$12,722	$97,137	$84,221
Net income from discontinued operations attributable to Avista Corp. shareholders	—	289	—	485
Denominator:
Weighted-average number of common shares outstanding-basic	63,857	62,299	63,282	62,299
Effect of dilutive securities:
Performance and restricted stock awards	468	389	405	392
Weighted-average number of common shares outstanding-diluted	64,325	62,688	63,687	62,691
Earnings per common share attributable to Avista Corp. shareholders, basic:
Earnings per common share from continuing operations	$0.19	$0.21	$1.53	$1.35
Earnings per common share from discontinued operations	$—	$—	$—	$0.01
Total earnings per common share attributable to Avista Corp. shareholders, basic	$0.19	$0.21	$1.53	$1.36
Earnings per common share attributable to Avista Corp. shareholders, diluted:
Earnings per common share from continuing operations	$0.19	$0.21	$1.53	$1.34
Earnings per common share from discontinued operations	$—	$—	$—	$0.01
Total earnings per common share attributable to Avista Corp. shareholders, diluted	$0.19	$0.21	$1.53	$1.35
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
The remaining direct claimant against Avista Corp. and Avista Energy in this proceeding is the City of Seattle, Washington (Seattle). An evidentiary, trial type hearing before an ALJ to permit parties to present evidence of unlawful market activity was conducted in the period August through October 2013.
With regard to the Seattle claims, on March 28, 2014, the Presiding ALJ issued an Initial Decision finding that: 1) Seattle failed to demonstrate that either Avista Corp. or Avista Energy engaged in unlawful market activity and also failed to identify any specific contracts at issue; 2) Seattle failed to demonstrate that contracts with either Avista Corp. or Avista Energy imposed an excessive burden on consumers or seriously harmed the public interest; and that 3) Seattle failed to demonstrate that either Avista Corp. or Avista Energy engaged in any specific violations of substantive provisions of the FPA or any filed tariffs or rate schedules. Accordingly, the ALJ denied all of Seattle’s claims under both section 206 and section 309 of the FPA. On May 22, 2015, the FERC issued its Order on Initial Decision in which it upheld the ALJ’s Initial Decision denying all of Seattle’s claims against Avista Corp. and Avista Energy. Seattle filed a Request for Rehearing of the FERC’s Order on Initial Decision which was denied on December 31, 2015. Seattle appealed the FERC’s decision to the Ninth Circuit. In October 2016, Seattle settled all of the matters with the remaining parties and withdrew its appeal at the Ninth Circuit. All the parties signed the settlement agreement and a petition to dismiss the case was filed with the Ninth Circuit on October 27, 2016. There are no remaining claims outstanding under this proceeding. The settlement did not have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
The liability trial was scheduled to start on May 31, 2016. The parties engaged in settlement discussions with the Plaintiffs to resolve the claims raised in the litigation. On July 12, 2016, the parties filed a proposed Consent Decree with the court which contained the terms of the settlement of the matter with respect to all four units at Colstrip. The settlement does not include any monetary payments by any party, dismisses all claims against all four units, and provides for the shut-down of units 1 and 2 (which are owned solely by Talen Montana and Puget Sound Energy) no later than July, 2022. The Consent Decree was entered on September 6, 2016. The parties have petitioned the Court for costs and attorneys’ fees. This issue is pending with the Court.
The Company does not expect that this matter will have a material adverse effect on its financial condition, results of operations or cash flows.
Cabinet Gorge Total Dissolved Gas Abatement Plan
Dissolved atmospheric gas levels (referred to as "Total Dissolved Gas" or "TDG") in the Clark Fork River exceed state of Idaho and federal water quality numeric standards downstream of Cabinet Gorge particularly during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement as incorporated in Avista Corp.’s

AVISTA CORPORATION

FERC license for the Clark Fork Project, Avista Corp. has worked in consultation with agencies, tribes and other stakeholders to address this issue. Under the terms of a gas supersaturation mitigation plan, Avista is reducing TDG by constructing spill crest modifications on spill gates at the dam, and the Company expects to continue spill crest modifications over the next several years, in ongoing consultation with key stakeholders. Avista Corp. cannot at this time predict the outcome or estimate a range of costs associated with this contingency; however, the Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.
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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2016:
Operating revenues	$287,193	$9,796	$296,989	$6,360	$—	$303,349
Resource costs	115,228	3,509	118,737	—	—	118,737
Other operating expenses	72,318	2,842	75,160	6,756	—	81,916
Depreciation and amortization	38,909	1,331	40,240	193	—	40,433
Income (loss) from operations	38,554	1,629	40,183	(589)	—	39,594
Interest expense (2)	20,772	894	21,666	149	(19)	21,796
Income taxes	7,983	339	8,322	(716)	—	7,606
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	12,673	866	13,539	(1,305)	—	12,234
Capital expenditures (3)	101,558	3,699	105,257	105	—	105,362
For the three months ended September 30, 2015:
Operating revenues	$298,132	$9,273	$307,405	$6,244	$—	$313,649
Resource costs	135,048	3,162	138,210	—	—	138,210
Other operating expenses	71,536	2,779	74,315	6,462	—	80,777
Depreciation and amortization	34,986	1,317	36,303	178	—	36,481
Income (loss) from operations	34,800	1,508	36,308	(396)	—	35,912
Interest expense (2)	19,054	896	19,950	150	(29)	20,071
Income taxes	5,980	229	6,209	(94)	—	6,115
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	12,525	394	12,919	(197)	—	12,722
Capital expenditures (3)	92,271	2,778	95,049	348	—	95,397

AVISTA CORPORATION

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the nine months ended September 30, 2016:
Operating revenues	$989,981	$32,689	$1,022,670	$17,690	$—	$1,040,360
Resource costs	380,913	9,358	390,271	—	—	390,271
Other operating expenses	221,364	8,241	229,605	18,862	—	248,467
Depreciation and amortization	115,126	3,984	119,110	573	—	119,683
Income (loss) from operations	199,661	9,354	209,015	(1,745)	—	207,270
Interest expense (2)	61,652	2,684	64,336	459	(116)	64,679
Income taxes (4)	53,004	2,910	55,914	(1,253)	—	54,661
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	94,431	4,885	99,316	(2,179)	—	97,137
Capital expenditures (3)	274,041	14,031	288,072	270	—	288,342
For the nine months ended September 30, 2015:
Operating revenues	$1,042,913	$32,279	$1,075,192	$22,829	$(550)	$1,097,471
Resource costs	479,604	9,282	488,886	—	—	488,886
Other operating expenses	212,293	8,306	220,599	23,474	(550)	243,523
Depreciation and amortization	102,334	3,945	106,279	512	—	106,791
Income (loss) from operations	175,003	9,001	184,004	(1,157)	—	182,847
Interest expense (2)	56,991	2,695	59,686	461	(81)	60,066
Income taxes	45,500	2,504	48,004	(626)	—	47,378
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	81,387	3,953	85,340	(1,119)	—	84,221
Capital expenditures (3)	264,283	8,518	272,801	852	—	273,653
Total Assets:
As of September 30, 2016:	$4,889,256	$270,423	$5,159,679	$55,427	$—	$5,215,106
As of December 31, 2015:	$4,601,708	$265,735	$4,867,443	$39,206	$—	$4,906,649

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Avista Corporation
Spokane, Washington
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of September 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015 and the related condensed consolidated statements of equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
October 31, 2016

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
Business Segments
Our business segments have not changed during the nine months ended September 30, 2016. See the 2015 Form 10-K as well as “Note 13 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Avista Utilities	$12,673	$12,525	$94,431	$81,387
AEL&P	866	394	4,885	3,953
Ecova - Discontinued operations	—	289	—	485
Other	(1,305)	(197)	(2,179)	(1,119)
Net income attributable to Avista Corporation shareholders	$12,234	$13,011	$97,137	$84,706
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $12.2 million for the three months ended September 30, 2016, a decrease from $13.0 million for the three months ended September 30, 2015. The decrease in earnings was primarily due to an increase in losses at our other businesses (due to initial organization costs and management fees associated with a new investment in the third quarter), partially offset by an increase in earnings at Avista Utilities and AEL&P. Avista Utilities' earnings increased due to an increase in gross margin (operating revenues less resource costs) as a result of general rate increases (net of an electric general rate decrease in Washington). The increase to gross margin was partially offset by weather that was cooler than the prior year (which reduced electric cooling loads). Also, we had increases in other operating expenses and depreciation and amortization.
Net income attributable to Avista Corp. shareholders was $97.1 million for the nine months ended September 30, 2016, an increase from $84.7 million for the nine months ended September 30, 2015. Avista Utilities' earnings increased primarily due to an increase in gross margin as a result of general rate increases (net of an electric general rate decrease in Washington) and the implementation of decoupling mechanisms in Idaho and Oregon. Weather was cooler in the first quarter of 2016 as compared to the first quarter of 2015 (which increased electric and natural gas heating loads), warmer than the prior year in April and May (which reduced electric and natural gas heating loads) and cooler than the prior year June through August (which reduced electric cooling loads). Also, there were increases in other operating expenses and depreciation and amortization. There was also an increase in earnings at AEL&P offset by an increase in the net loss at the other businesses.
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
Accounting Order to Defer Existing Washington Electric Meters
In March 2016, the UTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our plans to replace approximately 253,000 of our existing electric meters with new two-way digital meters and the related software and support services through our Advanced Metering Infrastructure (AMI) project in Washington State. Replacement of the meters is expected to begin in the second half of 2017.
The prudence of the overall AMI project and ultimate recovery of the regulatory assets and the costs of the new meters will be addressed in a future regulatory proceeding. The undepreciated value estimated for the existing meters is approximately $19.0 million.
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
2016 General Rate Case
On October 24, 2016, we filed with the IPUC, a settlement agreement between us and all of the other parties in our electric general rate case that, if approved by the IPUC, would conclude our Idaho electric general rate case that was originally filed in

AVISTA CORPORATION

May 2016. New rates would take effect on January 1, 2017 under the settlement agreement. We did not file a natural gas general rate case in May 2016.
If approved, the settlement agreement would increase annual electric base rates by 2.6 percent (designed to increase annual electric revenues by $6.3 million). The settlement revenue increase is based on a rate of return on rate base of 7.58 percent with a common equity ratio of 50 percent and a 9.5 percent return on equity.
In addition to the agreed-upon increase in electric revenues to recover costs primarily driven by our increased capital investments in infrastructure to serve customers, the settlement includes the continued recovery of approximately $4.1 million in costs related to the Palouse Wind Project through the PCA mechanism rather than through base rates.
In our original request we requested an overall increase in base electric rates of 6.3 percent (designed to increase annual electric revenues by $15.4 million), effective January 1, 2017.
Our original request was based on a proposed rate of return on rate base of 7.78 percent with a common equity ratio of 50 percent and a 9.9 percent return on equity.
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
2016 General Rate Cases
We expect to file a natural gas general rate case with the OPUC in the fourth quarter of 2016.
Alaska General Rate Case
In September 2016, AEL&P filed an electric general rate case with the Regulatory Commission of Alaska (RCA). AEL&P is seeking an interim base rate increase of 3.86 percent (designed to increase electric revenues by $1.3 million), which, if approved, could take effect as early as November 23, 2016 (after consideration of AEL&P's delay request in October 2016), and a permanent base rate increase of an additional 4.24 percent (designed to increase electric revenues by $1.5 million), which, if approved, could take effect in December 2017. This represents a combined total rate increase of 8.1 percent (designed to increase electric revenues by $2.8 million).
Included in the general rate case are additional annual revenues of $2.9 million from the Greens Creek Mine, which offsets a portion of the rate increase to retail customers that would otherwise occur.
The RCA typically acts on interim rate increase requests within 45 days and must rule on permanent rate increase requests within 450 days (approximately 15 months) from the date of filing.
The rate request is based largely on the addition of a new backup generation plant to rate base.
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in gross margin or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $30.9 million as of September 30, 2016 and a liability of $17.9 million as of December 31, 2015. These balances represent amounts due to customers.
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers and defer these

AVISTA CORPORATION

differences (to the extent of the excess, if any, over a $4.0 million deadband) for future surcharge or rebate to customers. Total net deferred power costs under the ERM were a liability of $17.8 million as of September 30, 2016, compared to a liability of $18.0 million as of December 31, 2015. These deferred power cost balances represent amounts due to customers.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers for future surcharge or rebate to customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism was an asset of $0.3 million as of September 30, 2016 compared to an asset of $0.2 million as of December 31, 2015.
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
The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations are made to accrue for any earnings which occurred during that year that were above the established threshold. These earnings tests will reflect actual decoupled revenues, normalized power supply costs and other normalizing adjustments. The operation of the Washington decoupling and earnings sharing mechanisms have not changed for the nine months ended September 30, 2016. These decoupling and earnings sharing mechanisms are more fully described in the 2015 Form 10-K.
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
Oregon Decoupling Mechanism
In February 2016, the OPUC approved the implementation of a decoupling mechanism for natural gas, similar to the Washington and Idaho mechanisms described above. The decoupling mechanism became effective on March 1, 2016 and there will be an opportunity for interested parties to review the mechanism and recommend changes, if any, by September 2019. The OPUC rules require that an earnings review be conducted on an annual basis, which is filed by us with the OPUC on or before June 1 of each year for the prior calendar year. In the annual earnings review, if we earn more than 100 basis points above our allowed return on equity, one-third of the earnings above the 100 basis points would be deferred and later returned to customers.

AVISTA CORPORATION

Cumulative Decoupling and Earnings Sharing Mechanism Balances
As of September 30, 2016 and December 31, 2015, we had the following cumulative balances outstanding related to decoupling and earnings sharing mechanisms in our various jurisdictions (dollars in thousands):

	September 30,	December 31,
	2016	2015
Washington
Decoupling surcharge (1)	$26,620	$10,933
Provision for earnings sharing rebate (1)	(359)	(3,422)
Idaho
Decoupling surcharge	$6,598	n/a
Provision for earnings sharing rebate	(5,903)	(8,814)
Oregon
Decoupling surcharge	$2,407	n/a
Provision for earnings sharing rebate	—	—

(1)
As of September 30, 2016, the cumulative Washington electric provision for earnings sharing rebate for 2015 was $0.9 million and this amount was offset against the 2015 Washington electric decoupling surcharge to reduce the total decoupling surcharge balance.

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
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the third quarter of 2015 to the third quarter of 2016, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased due to a decrease at Avista Utilities, partially offset by a slight increase in AEL&P's revenues.

AVISTA CORPORATION

Including intracompany revenues, Avista Utilities' electric revenues decreased $2.1 million and natural gas revenues decreased $8.8 million. Electric revenues decreased primarily due to lower retail electric cooling loads due to weather that was cooler than the prior year and a general rate decrease in Washington. This was partially offset by a general rate increase in Idaho and the expiration of the ERM rebate to customers in Washington. Natural gas revenues decreased primarily due to a decrease in wholesale activity (both a decrease in volumes and prices), partially offset by general rate increases and slightly higher retail natural gas heating loads due to cooler weather.
Utility resource costs decreased due to a decrease at Avista Utilities, partially offset by an increase in AEL&P's electric resource costs. Including intracompany resource costs, Avista Utilities' electric resource costs decreased $7.4 million and natural gas resource costs decreased $12.4 million. Electric resource costs decreased primarily due to a decrease in purchased power due to lower volumes purchased and a decrease in wholesale prices. Natural gas resource costs decreased due to a decrease in natural gas purchased resulting from lower volumes and lower prices.
The increase in utility other operating expenses was all attributable to Avista Utilities. Avista Utilities' other operating expenses increased due to an increase in medical costs, electric generation operating and maintenance expenses and other postretirement benefit expenses.
Utility depreciation and amortization increased due to additions to utility plant.
Income taxes increased due to an increase in income before income taxes as well as an increase in our effective tax rate. Our effective tax rate was 38.3 percent for the third quarter of 2016 compared to 32.4 percent for the third quarter of 2015. During the third quarter of each year, we reconcile the income tax amounts included in the financial statements for the previous year to our federal income tax return and we record any true-ups to income tax expense as necessary (return-to-accrual). During 2015, there was a reduction to income tax expense as a result of this return-to-accrual process, whereas in 2016, there were not any significant true-ups. For the full year of 2016, we expect our effective tax rate to be approximately 36.1 percent.
Other was primarily related to an increase in interest expense, due to additional debt being outstanding during 2016 as compared to 2015 and losses on investments at our subsidiaries, mainly due to initial organization costs and management fees associated with a new investment.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the nine months ended September 30, 2015 to the nine months ended September 30, 2016, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased due to a decrease in revenues at Avista Utilities, partially offset by a slight increase at AEL&P. Including intracompany revenues, Avista Utilities' electric revenues decreased $7.6 million and natural gas revenues decreased $58.4 million. Electric revenues decreased primarily due to lower retail electric heating and cooling loads caused by weather fluctuations throughout the period, a general rate decrease in Washington and lower wholesale revenues resulting from lower volumes and lower wholesale prices. These decreases were partially offset by a general rate increase in Idaho, the expiration of

AVISTA CORPORATION

the ERM rebate to customers in Washington and increased decoupling revenues. Natural gas revenues decreased primarily due to a decrease in wholesale activity (both a decrease in volumes and prices) and lower retail revenues due to lower prices, partially offset by higher natural gas heating volumes. The decreases in natural gas revenues were partially offset by general rate increases and higher decoupling revenues.
Non-utility revenues decreased due to the long-term fixed rate electric capacity contract that was previously held by Spokane Energy being transferred to Avista Corp. during the second quarter of 2015. The capacity revenue from this contract was included in non-utility revenues when it was held by Spokane Energy during the first quarter of 2015.
Utility resource costs decreased due to a decrease at Avista Utilities. Including intracompany resource costs, Avista Utilities' electric resource costs decreased $34.8 million and natural gas resource costs decreased $77.0 million. Electric resource costs decreased primarily due to a decrease in purchased power due to lower volumes purchased and a decrease in wholesale prices. Natural gas resource costs decreased due to a decrease in natural gas purchased resulting from lower volumes and lower prices.
Utility other operating expenses increased due to an increase at Avista Utilities, partially offset by a slight decrease at AEL&P. Avista Utilities' portion of other operating expenses increased due to an increase in medical costs, electric generation operating and maintenance expenses, natural gas distribution expenses and other postretirement benefit expenses.
Utility depreciation and amortization increased due to additions to utility plant.
Other non-utility operating expenses decreased $4.1 million due to the long-term fixed rate electric capacity contract that was previously held by Spokane Energy being transferred to Avista Corp. during the second quarter of 2015. The amortization of this contract was included in non-utility operating expenses when it was held by Spokane Energy during the first quarter of 2015.
Income taxes increased primarily due to an increase in income before income taxes, partially offset by excess tax benefits of $1.6 million during 2016 relating to the settlement of share-based payment awards. See "Note 2 of the Notes to Condensed Consolidated Financial Statements" for further discussion of the excess tax benefits. Our effective tax rate was 36.0 percent for the first nine months of 2016 and 2015. For the full year of 2016, we expect our effective tax rate to be approximately 36.1 percent.
Other was primarily related to an increase in interest expense, due to additional debt being outstanding during 2016 as compared to 2015 and losses on investments at our subsidiaries, mainly due to initial organization costs and management fees associated with a new investment.
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
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
The following table presents our operating revenues, resource costs and resulting gross margin for the three months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Operating revenues	$237,768	$239,836	$83,335	$92,109	$(33,910)	$(33,813)	$287,193	$298,132
Resource costs	90,445	97,771	58,693	71,090	(33,910)	(33,813)	115,228	135,048
Gross margin	$147,323	$142,065	$24,642	$21,019	$—	$—	$171,965	$163,084

AVISTA CORPORATION

The gross margin on electric sales increased $5.3 million and the gross margin on natural gas sales increased $3.6 million in the third quarter of 2016 compared to the third quarter of 2015. The increase in electric gross margin was primarily due to a general rate increase in Idaho and lower resource costs, partially offset by a general rate decrease in Washington and lower electric retail loads. Weather was cooler than the prior year which reduced retail electric cooling loads compared to the prior year. However, weather was normal with respect to cooling degree days; accordingly, there was no material impact on gross margin from decoupling mechanisms during the third quarter of 2016. See the table below for a comparison of the amounts recorded for decoupling by jurisdiction. For the third quarter of 2016, we had a $1.6 million pre-tax expense under the ERM in Washington. We had a $0.1 million pre-tax expense under the ERM for the third quarter of 2015.
The increase in natural gas gross margin was primarily due to general rate cases in each of our jurisdictions, lower natural gas resource costs, the implementation of decoupling mechanisms in Idaho and Oregon, and higher natural gas retail loads. Weather was cooler than the prior year (which resulted in a slight increase in natural gas loads); however, loads are generally not significant in the third quarter.
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
The following graphs present our utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30 (dollars in millions and MWhs in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are included in utility electric operating revenues for the three months ended September 30 (dollars in thousands):

	Electric Operating Revenues
	2016	2015
Washington
Decoupling surcharge (rebate)	$266	$(2,214)
Provision for earnings sharing (1)	355	(940)
Idaho
Decoupling surcharge (rebate)	$(515)	n/a
Provision for earnings sharing (2)	n/a	(1,160)

(1)
The provision for earnings sharing in Washington in the third quarter of 2016 resulted from a $0.4 million reduction in the 2016 estimated provision for earnings sharing (which increased third quarter 2016 revenues). We are estimating no provision for earnings sharing for the full year of 2016 for electric operations.

(2)	Beginning in 2016 there is no longer an earnings sharing mechanism in Idaho.

(n/a)	This mechanism did not exist during this time period.
Total electric revenues decreased $2.1 million for the third quarter of 2016 as compared to the third quarter of 2015 due to the following:

•
a $5.8 million decrease in retail electric revenue due to a decrease in total MWhs sold (decreased revenues $7.2 million), partially offset by an increase in revenue per MWh (increased revenues $1.4 million).

◦
The increase in revenue per MWh was primarily due to a general rate increase in Idaho and the expiration of the ERM rebate to customers in Washington, partially offset by a general rate decrease in Washington.

◦
The decrease in total retail MWhs sold was the result of weather that was cooler than the prior year (which reduced electric cooling loads). Compared to the third quarter of 2015, residential electric use per customer decreased 7 percent and commercial use per customer decreased 4 percent.

•
a $0.3 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $6.2 million), partially offset by an increase in sales volumes (increased revenues $5.9 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•
a $1.2 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. For the third quarter of 2016, $13.8 million of these sales were made to our natural

AVISTA CORPORATION

gas operations and are included as intracompany revenues and resource costs. For the third quarter of 2015, $14.8 million of these sales were made to our natural gas operations.

•
a $2.5 million decrease in the electric provision for earnings sharing (which increases revenues) due to a $1.3 million reduction in the provision for earnings sharing in Washington and a $1.2 million reduction in the provision for earnings sharing in Idaho.

•
a $2.0 million increase in electric revenue due to decoupling, which reflected the implementation of a decoupling mechanism in Idaho effective January 1, 2016 and lower retail revenues as a result of cooler weather in the third quarter of 2016.

The following graphs present our utility natural gas operating revenues and therms delivered for the three months ended September 30 (dollars in millions and therms in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are included in utility natural gas operating revenues for the three months ended September 30 (dollars in thousands):

	Natural Gas Operating Revenues
	2016	2015
Washington
Decoupling surcharge	$376	$509
Provision for earnings sharing (1)	177	—
Idaho
Decoupling surcharge (rebate)	$(82)	n/a
Provision for earnings sharing	n/a	—
Oregon
Decoupling surcharge	$486	n/a
Provision for earnings sharing	—	—

(1)
The provision for earnings sharing in Washington in the third quarter of 2016 resulted from a $0.2 million reduction in the 2016 estimated provision for earnings sharing (which increased 2016 revenues).

(n/a)	This mechanism did not exist during this time period.
Total natural gas revenues decreased $8.8 million for the third quarter of 2016 as compared to the third quarter of 2015 due to the following:

•	a $0.5 million increase in natural gas retail revenues due an increase in volumes (increased revenues $2.2 million), partially offset by lower retail rates (decreased revenues $1.7 million).

◦	Lower retail rates were due to PGAs, partially offset by general rate increases.

◦
We sold more retail natural gas in the third quarter of 2016 as compared to the third quarter of 2015 due to weather that was cooler than the prior year. Compared to the third quarter of 2015, residential natural gas use per customer increased 4 percent and commercial use per customer increased 5 percent. Retail natural gas loads and changes in customer usage during the third quarter are typically not significant to the full year.

•
a $9.9 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $5.7 million) and a decrease in volumes (decreased revenues $4.2 million). In the third quarter of 2016, $20.1 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the third quarter of 2015, $19.0 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•	a $0.3 million increase for natural gas decoupling revenues due primarily to the implementation of decoupling mechanisms in Idaho and Oregon.
The following table presents our average number of electric and natural gas retail customers for the three months ended September 30:

	Electric Customers		Natural Gas Customers
	2016	2015	2016	2015
Residential	330,435	326,692	300,168	295,286
Commercial	41,830	41,176	34,792	34,110
Interruptible	—	—	35	36
Industrial	1,340	1,360	256	262
Public street and highway lighting	559	510	—	—
Total retail customers	374,164	369,738	335,251	329,694

AVISTA CORPORATION

The following graphs present our utility resource costs for the three months ended September 30 (dollars in millions):
Total resource costs in the graphs above include intracompany resource costs of $33.9 million and $33.8 million for the three months ended September 30, 2016 and September 30, 2015, respectively.
Total electric resource costs decreased $7.4 million for the third quarter of 2016 as compared to the third quarter of 2015 due to the following:

•
an $8.8 million decrease in purchased power due to a decrease in the volume of power purchases (decreased costs $2.6 million) and a decrease in wholesale prices (decreased costs $6.2 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•	a $2.1 million increase from amortizations and deferrals of power costs.

•
a $2.3 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

AVISTA CORPORATION

•	a $2.0 million increase in other regulatory amortizations.

•	a $0.3 million decrease in other electric resource costs.
Total natural gas resource costs decreased $12.4 million for the third quarter of 2016 as compared to the third quarter of 2015 due to following:

•
a $13.5 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $9.6 million) and a decrease in total therms purchased (decreased costs $3.9 million). Total therms purchased decreased due to a decrease in wholesale sales, partially offset by an increase in retail sales.

•
a $0.5 million increase from amortizations and deferrals of natural gas costs. This reflects lower natural gas prices and the deferral of lower costs which occurred in the current year for future rebate to customers.

•	a $0.6 million increase in other regulatory amortizations.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
The following table presents our operating revenues, resource costs and resulting gross margin for the nine months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Operating revenues	$735,361	$742,984	$319,700	$378,094	$(65,080)	$(78,165)	$989,981	$1,042,913
Resource costs	258,147	292,942	187,846	264,827	(65,080)	(78,165)	380,913	479,604
Gross margin	$477,214	$450,042	$131,854	$113,267	$—	$—	$609,068	$563,309
The gross margin on electric sales increased $27.2 million and the gross margin on natural gas sales increased $18.6 million. The increase in electric gross margin was primarily due to a general rate increase in Idaho, lower resource costs and the implementation of decoupling in Idaho, partially offset by a general rate decrease in Washington and lower electric retail loads. Weather was cooler than the prior year in the first quarter (which increased electric heating loads), warmer than the prior year in April and May (which reduced electric heating loads) and cooler than the prior year June through August (which reduced electric cooling loads). Weather was warmer than normal for most of the year. Retail electric loads decreased as compared to prior year and the impact as compared to normal was mostly offset by decoupling mechanisms. See the table below for a comparison of the amounts recorded for decoupling by jurisdiction. For the nine months ended September 30, 2016, we recognized a pre-tax benefit of $2.7 million under the ERM in Washington compared to a benefit of $5.6 million for the nine months ended September 30, 2015.
The increase in natural gas gross margin was primarily due to general rate increases in each of our jurisdictions, lower natural gas resources costs, the implementation of decoupling mechanisms in Idaho and Oregon, and higher natural gas retail loads. Weather was cooler in the first quarter (which increased natural gas heating loads) and warmer in April and May (which reduced natural gas heating loads) as compared to the prior year. The period June through September typically does not have significant natural gas retail loads. Overall, retail natural gas loads increased as compared to prior year and the impact as compared to normal (lower loads) was mostly offset by decoupling mechanisms. See the table below for a comparison of the amounts recorded for decoupling by jurisdiction.
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

AVISTA CORPORATION

The following graphs present our utility electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30 (dollars in millions and MWhs in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are included in utility electric operating revenues for the nine months ended September 30 (dollars in thousands):

	Electric Operating Revenues
	2016	2015
Washington
Decoupling surcharge	$8,900	$(382)
Provision for earnings sharing (1)	2,524	(1,500)
Idaho
Decoupling surcharge	$4,516	n/a
Provision for earnings sharing (2)	711	(1,160)

(1)
The provision for earnings sharing in Washington in the nine months ended September 30, 2016 resulted from a $2.5 million reduction in the 2015 provision for earnings sharing (which increased 2016 revenues). We are estimating no provision for earnings sharing for the full year of 2016 for electric operations.

(2)
The provision for earnings sharing in Idaho in the nine months ended September 30, 2016 resulted from a reduction in the 2015 provision for earnings sharing (which increased 2016 revenues). Beginning in 2016 there is no longer an earnings sharing mechanism in Idaho.

(n/a)	This mechanism did not exist during this time period.
Total electric revenues decreased $7.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to the following:

•
a $9.7 million decrease in retail electric revenue due to a decrease in total MWhs sold (decreased revenues $13.5 million), partially offset by an increase in revenue per MWh (increased revenues $3.8 million).

◦
The increase in revenue per MWh was primarily due to a general rate increase in Idaho and the expiration of the ERM rebate to customers in Washington, partially offset by a general rate decrease in Washington.

◦
The decrease in total retail MWhs sold was the result of weather that was cooler in the first quarter (higher electric heating loads), warmer in April and May (lower electric heating loads) and cooler June through August (lower electric cooling loads) as compared to the prior year (which overall decreased electric loads), partially offset by customer growth. Compared to the nine months ended September 30, 2015, residential electric use per customer decreased 2.6 percent and commercial use per customer decreased 0.9 percent. Heating degree days in Spokane were 15 percent below normal and 1 percent above the first nine months of 2015. Year-to-date 2016 cooling degree days were 29 percent above normal (mostly in June). However, cooling degree days were 41 percent below the prior year.

•
an $11.5 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $10.5 million) and a decrease in sales prices (decreased revenues $1.0 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•
a $7.4 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. For the nine months ended September 30, 2016, $30.1 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the nine months ended September 30, 2015, $38.5 million of these sales were made to our natural gas operations.

•
a $5.9 million decrease in the electric provision for earnings sharing (which increases revenues) due to a $2.5 million reduction in the 2015 provision for earnings sharing in Washington and a $0.7 million reduction in the 2015 provision for earnings sharing in Idaho recorded in 2016. This compares to provisions (which decreased revenues) of $1.5 million in Washington and $1.2 million in Idaho recorded for the nine months ended September 30, 2015.

•
a $13.8 million increase in electric revenue due to decoupling, which reflected the implementation of a decoupling (FCA) mechanism in Idaho effective January 1, 2016 and lower retail revenues in 2016 as compared to 2015.

AVISTA CORPORATION

The following graphs present our utility natural gas operating revenues and therms delivered for the nine months ended September 30 (dollars in millions and therms in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are included in utility natural gas operating revenues for the nine months ended September 30 (dollars in thousands):

	Natural Gas Operating Revenues
	2016	2015
Washington
Decoupling surcharge	$7,142	$5,413
Provision for earnings sharing	(359)	—
Idaho
Decoupling surcharge	$2,044	n/a
Provision for earnings sharing	n/a	—
Oregon
Decoupling surcharge	$2,344	n/a
Provision for earnings sharing	—	—

(n/a)	This mechanism did not exist during this time period.
Total natural gas revenues decreased $58.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to the following:

•	a $10.1 million decrease in natural gas retail revenues due to lower retail rates (decreased revenues $16.5 million), partially offset by an increase in volumes (increased revenues $6.4 million).

◦	Lower retail rates were due to PGAs, partially offset by general rate increases.

◦
We sold more retail natural gas in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to cooler weather in the first quarter and customer growth, partially offset by warmer weather in April and May. Compared to the first nine months of 2015, residential natural gas use per customer increased 3 percent and commercial use per customer increased 2 percent. Heating degree days in Spokane were 15 percent below normal and 1 percent above the first nine months of 2015. Heating degree days in Medford were 17 percent below normal and 1 percent below the first nine months of 2015.

•
a $54.4 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $29.3 million) and a decrease in volumes (decreased revenues $25.1 million). In the nine months ended September 30, 2016, $35.0 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the nine months ended September 30, 2015, $39.6 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
a $6.1 million increase for natural gas decoupling revenues due primarily to the implementation of decoupling mechanisms in Idaho and Oregon, as well as an increase in the decoupling surcharge in Washington.

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

AVISTA CORPORATION

The following table presents our average number of electric and natural gas retail customers for the nine months ended September 30:

	Electric Customers		Natural Gas Customers
	2016	2015	2016	2015
Residential	330,018	326,318	300,033	295,275
Commercial	41,742	41,239	34,847	34,177
Interruptible	—	—	37	35
Industrial	1,345	1,356	256	262
Public street and highway lighting	556	527	—	—
Total retail customers	373,661	369,440	335,173	329,749

The following graphs present our utility resource costs for the nine months ended September 30 (dollars in millions):

AVISTA CORPORATION

Total resource costs in the graphs above include intracompany resource costs of $65.1 million and $78.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Total electric resource costs decreased $34.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to the following:

•
a $23.0 million decrease in purchased power due to a decrease in the volume of power purchases (decreased costs $8.4 million) and a decrease in wholesale prices (decreased costs $14.6 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•	a $4.8 million decrease from amortizations and deferrals of power costs.

•	an $8.5 million decrease in fuel for generation due to a decrease in thermal generation and a decrease in natural gas fuel prices.

•	an $8.4 million decrease in other fuel costs.

•
a $5.4 million increase in other electric resource costs primarily due to a benefit that was recorded during 2015 related to a capacity contract of Spokane Energy. This benefit was mostly deferred for probable future benefit to customers through the ERM and PCA.

•	a $4.5 million increase in other regulatory amortizations.
Total natural gas resource costs decreased $77.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to following:

•
an $85.2 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $58.3 million) and a decrease in total therms purchased (decreased costs $26.9 million). Total therms purchased decreased due to a decrease in wholesale sales, partially offset by an increase in retail sales.

•	a $5.9 million increase from amortizations and deferrals of natural gas costs. This reflects lower natural gas prices and the deferral of lower costs for future rebate to customers.

•	a $2.3 million increase in other regulatory amortizations.
Results of Operations - Alaska Electric Light and Power Company
Three months ended September 30, 2016 compared to the three months ended September 30, 2015 and nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Net income for AEL&P was $0.9 million for the three months ended September 30, 2016 compared to $0.4 million for the three months ended September 30, 2015. Net income was $4.9 million for the nine months ended September 30, 2016 compared to $4.0 million for the nine months ended September 30, 2015.
The increase in earnings for both the quarter and year-to-date at AEL&P was primarily due to a slight increase in gross margin. Also, there was a slight decrease in operating expenses for the year-to-date and there was an increase in equity-related AFUDC (increased earnings) due to the construction of an additional back-up generation plant which will be completed during the fourth quarter of 2016.
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
Results of Operations - Other Businesses
Net losses for our other businesses were $1.3 million for the three months ended September 30, 2016 compared to $0.2 million for the three months ended September 30, 2015. Net losses were $2.2 million for the nine months ended September 30, 2016 compared to $1.1 million for the nine months ended September 30, 2015.
Net losses for both the third quarter and the year-to-date were primarily related an increase in losses on investments due to initial organization costs and management fees associated with a new investment. This was partially offset by a slight decrease

AVISTA CORPORATION

in corporate costs (including costs associated with exploring strategic opportunities) and a slight increase in net income at METALfx for the year-to-date.

Salix Liquefied Natural Gas (LNG) Project
In early 2016, Salix was selected as the preferred respondent to a request for proposal (RFP) issued by the Alaska Industrial Development and Export Authority (AIDEA) that sought a qualified candidate to develop a new LNG facility to serve the Fairbanks, Alaska area as part of the Interior Energy Project (IEP). Commercial discussions led Salix and AIDEA to enter into an agreement that concludes Salix’s involvement in the IEP.
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
Liquidity and Capital Resources
Overall Liquidity
Our sources of overall liquidity and the requirements for liquidity have not materially changed in the nine months ended September 30, 2016. See the 2015 Form 10-K for further discussion.
As of September 30, 2016, we had $139.8 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2021 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months.
Review of Cash Flow Statement
Overall
During the nine months ended September 30, 2016, positive cash flows from operating activities were $254.1 million, we received proceeds from the issuance of common stock of $66.8 million, we borrowed $70.0 million pursuant to a term loan agreement and we increased our borrowings under our committed line of credit by $82.0 million. Cash requirements included utility capital expenditures of $288.1 million, net cash collateral for derivative instruments (primarily interest rate swaps) of $19.8 million, dividends of $65.2 million, maturities of long-term debt of $92.4 million, cash paid for the settlement of interest rate swaps of $54.0 million and contributions to our pension plan of $12.0 million.
Operating Activities
Net cash provided by operating activities was $254.1 million for the nine months ended September 30, 2016 compared to $311.2 million for the nine months ended September 30, 2015. Net income was $97.2 million for the nine months ended September 30, 2016 compared to $84.8 million for the nine months ended September 30, 2015. In addition to the fluctuation in net income, the provision for deferred income taxes was $87.2 million for the nine months ended September 30, 2016 compared to $12.4 million for the nine months ended September 30, 2015. The change in the provision for deferred income taxes was primarily related to deferred taxes on property, plant and equipment, investment tax credits associated with our Nine Mile Falls hydroelectric capital project and deferred taxes on the decoupling regulatory assets.
In connection with the pricing of first mortgage bonds that will be issued in December 2016, we cash-settled interest rate swap contracts and paid a total of $54.0 million during the third quarter of 2016.
Net cash used in fluctuations in certain current assets and liabilities was $2.7 million for the nine months ended September 30, 2016, compared to net cash provided of $65.9 million for the nine months ended September 30, 2015. The net cash used by certain current assets and liabilities during the nine months ended September 30, 2016, primarily reflects net cash outflows from an increase in deposits with counterparties (primarily due to a decrease in the fair value of outstanding interest rate swaps, which required additional collateral), an increase in income taxes receivable (mainly due to an increase from the settlement of interest rate swaps in the third quarter), and a seasonal decrease in accounts payable. This was partially offset by cash inflows associated with accounts receivable and other current liabilities (primarily accrued interest).
The net cash provided by certain current assets and liabilities during the first nine months of 2015 primarily reflects positive cash flows related to a decrease in income taxes receivable (which resulted from the receipt of a tax refund in 2015 from our

AVISTA CORPORATION

election of federal tax tangible property regulations in 2014) and a seasonal decrease in accounts receivable and stored natural gas. These positive cash flows were partially offset by net cash outflows related to a seasonal decrease in accounts payable.
Our regulatory assets associated with our decoupling regulatory deferrals increased by $24.7 million for the nine months ended September 30, 2016 compared to $5.1 million for the nine months ended September 30, 2015 primarily related to the implementation of decoupling mechanisms in Idaho and Oregon during 2016, as well as weather that was warmer than normal during the first half of 2016. Contributions to our defined benefit pension plan were $12.0 million for each of the nine months ended September 30, 2016 and 2015.
Investing Activities
Net cash used in investing activities was $315.0 million for the nine months ended September 30, 2016, compared to $271.1 million for the nine months ended September 30, 2015. During the first nine months of 2016, we paid $288.1 million for utility capital expenditures compared to $272.8 million for the first nine months of 2015. In addition, during the first nine months of 2016, our subsidiaries disbursed $9.7 million for notes receivable to third parties and made $7.3 million in investments.
Financing Activities
Net cash provided by financing activities was $57.4 million for the nine months ended September 30, 2016 compared to net cash used of $53.0 million for the nine months ended September 30, 2015. During the first nine months of 2016, borrowings under our committed line of credit increased by $82.0 million, compared to an increase of $25.0 million in 2015. During the third quarter of 2016, we borrowed $70.0 million pursuant to a term loan agreement and redeemed $92.4 million of long-term debt at maturity. Cash dividends paid to Avista Corp. shareholders increased to $65.2 million (or $1.0275 per share) for the first nine months of 2016 from $61.8 million (or $0.99 per share) for the first nine months of 2015. During the nine months ended September 30, 2016, we issued $66.8 million of common stock, almost all of which was under sales agency agreements. During the nine months ended September 30, 2015, we issued $1.4 million of common stock and repurchased $2.9 million of common stock.
Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and capital leases	$3,257	0.1%	$93,167	2.9%
Short-term borrowings	84,000	2.4%	105,000	3.2%
Long-term debt to affiliated trusts	51,547	1.5%	51,547	1.6%
Long-term debt and capital leases	1,678,257	48.7%	1,480,111	45.4%
Total debt	1,817,061	52.7%	1,729,825	53.1%
Total Avista Corporation shareholders’ equity	1,628,787	47.3%	1,528,626	46.9%
Total	$3,445,848	100.0%	$3,258,451	100.0%
Our shareholders’ equity increased $100.2 million during the first nine months of 2016 primarily due to net income and the issuance of common stock through our sales agency agreements, partially offset by dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million. We exercised a two-year option in May 2016 to extend the maturity of the facility agreement to April 2021. As of September 30, 2016, there were $187.0 million of cash borrowings (including $103.0 million classified as long-term) and $73.2 million in letters of credit outstanding (which were primarily issued as collateral for our commodity and interest rate swap derivatives), leaving $139.8 million of available liquidity under this line of credit. See "Note 6" and "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further discussion of the refinancing of short-term debt on a long-term basis.
The Avista Corp. facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of September 30, 2016, we were in compliance with this covenant with a ratio of 52.7 percent.

AVISTA CORPORATION

AEL&P has a $25.0 million committed line of credit that expires in November 2019. As of September 30, 2016, there were no borrowings or letters of credit outstanding under this committed line of credit.
The AEL&P committed line of credit agreement contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2016, AEL&P was in compliance with this covenant with a ratio of 55.8 percent.
In March 2016, we entered into four separate sales agency agreements under which Avista Corp.’s sales agents may offer and sell up to 3.8 million new shares of Avista Corp.'s common stock, no par value, from time to time. The sales agency agreements expire on February 29, 2020. In the nine months ended September 30, 2016, 1.6 million shares were issued under these agreements resulting in total net proceeds of $65.6 million, leaving 2.2 million shares remaining to be issued. We do not expect to issue any additional common stock in 2016, other than under the employee plans.
In August 2016, we entered into a term loan agreement with a commercial bank in the amount of $70.0 million with a maturity date of December 30, 2016. Loans under this agreement are unsecured and have a variable annual interest rate determined by either the Eurodollar rate or the Alternative Base Rate depending on the type of loan selected by us. We borrowed the entire $70.0 million available under this agreement, which was used to repay a portion of the $90.0 million of first mortgage bonds that matured in August 2016.
Also in August 2016 subsequent to the issuance of the $70.0 million term loan, we entered into a bond purchase agreement with five institutional investors in the private placement market for the issuance and sale of $175.0 million of Avista Corp. first mortgage bonds in December 2016. The first mortgage bonds will bear a coupon rate of 3.54 percent and mature in December 2051. The proceeds from the bonds will be received in December 2016, prior to the repayment of the $70.0 million term loan on December 30, 2016 and will be used to pay off the $70.0 million term loan and pay down the outstanding balance on the committed line of credit. In connection with the bond purchase agreement, we cash-settled six interest rate swap contracts (notional aggregate amount of $115.0 million) and paid a total of $54.0 million. The effective interest rate of the first mortgage bonds is approximately 5.63 percent, including the effects of the settled interest rate swaps and estimated issuance costs.
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
Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s committed line of credit were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2016	2015
Borrowings outstanding at end of period	$187,000	$130,000
Letters of credit outstanding at end of period	$73,195	$43,812
Maximum borrowings outstanding during the period	$205,000	$137,500
Average borrowings outstanding during the period	$138,296	$84,013
Average interest rate on borrowings during the period	1.23%	0.96%
Average interest rate on borrowings at end of period	1.26%	0.95%
There were no borrowings outstanding under AEL&P's committed line of credit as of September 30, 2016 and September 30, 2015.
As of September 30, 2016, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
Capital Expenditures
We are making significant capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. Our estimated capital expenditures for 2016, 2017 and 2018 have not materially changed during the nine months ended September 30, 2016. See the 2015 Form 10-K as well as our first quarter 2016 Form 10-Q for further information.

AVISTA CORPORATION

Off-Balance Sheet Arrangements
As of September 30, 2016, we had $73.2 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $44.6 million as of December 31, 2015. The increase in outstanding letters of credit was related to issuing additional letters of credit as collateral for out of the money interest rate swaps during the nine months ended September 30, 2016.
Pension Plan
Avista Utilities
In the nine months ended September 30, 2016 we contributed $12.0 million to the pension plan and we do not expect to make any further contributions in 2016. We expect to contribute a total of $60.0 million to the pension plan in the period 2016 through 2020, with annual contributions of $12.0 million over that period.
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
Contractual Obligations
Our future contractual obligations have not materially changed during the nine months ended September 30, 2016 except for the following:

•
In April 2016, we entered into an agreement to invest in a company for a total of $10.0 million. The investment was $5.0 million for partial equity ownership in the company and $5.0 million in a short-term convertible loan. We issued the full $10.0 million to this company in April 2016.

•
In August 2016, we entered into a term loan agreement with a commercial bank in the amount of $70.0 million with a maturity date of December 30, 2016. We borrowed the entire $70.0 million available under this agreement, which was used to repay a portion of the $90.0 million of first mortgage bonds that matured in August 2016. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further discussion of the term loan and its balance sheet classification.

•
In August 2016 we entered into a bond purchase agreement with five institutional investors in the private placement market for the issuance and sale of $175.0 million of Avista Corp. first mortgage bonds in December 2016. The first mortgage bonds will bear a coupon rate of 3.54 percent and mature in December 2051. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further discussion of the first mortgage bonds.

•
In September 2016, we entered into an agreement to invest up to $25.0 million in a private equity fund that invests in emerging technologies, products and services throughout the electricity supply chain from generation to consumption. The funding of this commitment will be required periodically over the next five years as capital calls are made by the fund manager. As of September 30, 2016, we have paid $2.1 million toward this commitment.

•
In September 2016, we entered into an agreement to replace all of our existing electric meters with new two-way digital meters and the related software and support services through our AMI project in Washington State. The total agreement provides for an estimated $49.3 million in equipment, software and professional services and $0.5 million in annual maintenance for a period of 15 years. The equipment will be installed over a four year period beginning in the second half of 2017. In addition to the meter agreement, we also have approximately $10.5 million in commitments to other vendors for meter data management software and associated integration services. See "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Regulatory Matters: Washington General Rate Cases" for further discussion of the regulatory treatment of existing electric meters in Washington.

See the 2015 Form 10-K for other contractual obligations.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed except for the following during the nine months ended September 30, 2016. See the 2015 Form 10-K for all other environmental issues and contingencies.

AVISTA CORPORATION

Clean Air Act
On March 6, 2013, the Sierra Club and Montana Environmental Information Center, filed a Complaint (Complaint) in the United States District Court for the District of Montana, Billings Division, against the owners of Colstrip. The Complaint alleged certain violations of the Clean Air Act. On July 12, 2016, all of the parties to this action filed a Consent Decree with the Court settling all claims contained in the Complaint. See “Sierra Club and Montana Environmental Information Center Litigation” in “Note 12 of the Notes to Condensed Consolidated Financial Statements” for further information on this matter.
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
Climate Change - State Legislation and State Regulatory Activities
Washington
Clean Air Rule
In September 2016, the Washington State Department of Ecology (Ecology) adopted the Clean Air Rule (CAR) to cap and reduce carbon emissions across the State of Washington in pursuit of the State’s carbon goals, which were enacted in 2008 by the Washington State Legislature (Legislature). The CAR applies to sources of annual greenhouse emissions in excess of 100,000 tons for the first compliance period of 2017 through 2019; this threshold incrementally decreases to 70,000 metric tons beginning in 2035. The rule affects stationary sources and transportation fuel suppliers, as well as natural gas distribution companies. Ecology has identified approximately 30 entities that would be regulated under the CAR. Parties covered by the regulation must reduce emissions by 1.7 percent annually until 2035. Compliance can be demonstrated by achieving emission reductions and surrendering Emission Reduction Units (ERU), which are generated by parties that achieve reductions greater than required by the rule. ERUs can also take the form of renewable energy credits from renewable resources located in Washington, carbon emission offsets, and allowances acquired from an organized cap and trade market, such as that operating in California. The CAR applies to Avista Corp. as a natural gas distribution company, for the emissions associated with the use of the natural gas we provide our customers who are not already covered under the regulation.
In September 2016, Avista Corp., Cascade Natural Gas Corp., NW Natural and Puget Sound Energy (Petitioners) jointly filed an action in the U.S. District Court for the Eastern District of Washington challenging Ecology’s recently promulgated CAR. The four companies also filed litigation in Thurston County Superior Court.
Petitioners believe that reducing greenhouse gas emissions is a matter that needs to be addressed, but the CAR is not the solution. Each utility represented in this case provided feedback and public comment to improve the rule, but ideas put forward were not incorporated. They are asking the U.S District Court and the Thurston County Superior Court to find that the CAR is invalid.
In their State claim, Petitioners assert that:

•	Ecology lacks statutory authority to regulate natural gas utilities, because the CAR holds them responsible for the indirect emissions of their customers;

•	Ecology does not have the authority to create an emission reduction trading program (ERUs); and

•	Ecology failed to comply with the requirements of the State Environmental Policy Act; and that the CAR is arbitrary and capricious.
Petitioners' Federal claim asserts that the CAR violates the dormant Commerce Clause of the U.S. Constitution by discriminating against interstate commerce, regulating extraterritorially and unduly burdening interstate commerce by restricting the use of ERU’s (allowances) generated from outside Washington State for compliance purposes.

AVISTA CORPORATION

Initiative I-732
An Initiative to the Legislature (I-732), which would impose a carbon tax on fossil-fueled generation and natural gas distribution, as well as on transportation fuels, was submitted to the Legislature in January 2016 as an Initiative to the Legislature. Given the Legislature’s failure to act upon the measure, I-732 has been referred to the November 2016 General Election ballot.
While we cannot predict the eventual outcome of actions arising out of the initiatives, legislation and regulatory actions at this time nor estimate the effect thereof, we will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to our utility operations.
Oregon
In Oregon, legislation was enacted this year which requires Portland General Electric and PacifiCorp to remove coal-fired generation from their Oregon rate-base by 2030. This legislation does not directly relate to Avista Corp. because Avista Corp. is not an electric utility in Oregon. However, because these two utilities, along with Avista Corp., hold minority interests in Colstrip, the legislation could indirectly impact Avista Corp., though specific impacts cannot be identified at this time. While the legislation requires Portland General Electric and PacifiCorp to eliminate Colstrip from their rates, they would be permitted to sell the output of their shares of Colstrip into the wholesale market or, as is the case with PacifiCorp, reallocate the plant to other states. We cannot predict the eventual outcome of actions arising from this legislation at this time or estimate the effect thereof on Avista Corp.; however, we will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to our generation assets.
Other
For other environmental issues and other contingencies see “Note 12 of the Notes to Condensed Consolidated Financial Statements.”
Enterprise Risk Management
The material risks to our businesses were discussed in our 2015 Form 10-K and have not materially changed during the nine months ended September 30, 2016. Refer to the 2015 Form 10-K for further discussion of our risks and the mitigation of those risks.
Financial Risk
Our financial risks have not materially changed during the nine months ended September 30, 2016. Refer to the 2015 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2015.
Interest Rate Risk
We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and through the use of fixed rate long-term debt with varying maturities. The 2015 Form 10-K contains a discussion of risk management policies and procedures. See "Note 4 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swaps outstanding as of September 30, 2016 and December 31, 2015.
Credit Risk
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of September 30, 2016, we had cash deposited as collateral in the amount of $18.1 million and letters of credit of $27.8 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2015 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2016, we would potentially be required to post additional collateral of up to $4.4 million. This amount is different from the amount disclosed in “Note 4 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 4, this analysis takes into account contractual threshold limits that are not considered in Note 4. Without contractual threshold limits, we would potentially be required to post additional collateral of $5.6 million.
Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of September 30, 2016, we had interest rate

AVISTA CORPORATION

swap derivatives outstanding with a notional amount totaling $470.0 million and we had deposited cash in the amount of $64.4 million and letters of credit of $39.1 million as collateral for these interest rate swap derivative contracts. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at September 30, 2016, we would be required to post additional collateral of $32.2 million.
Energy Commodity Risk
Our energy commodity risks have not materially changed during the nine months ended September 30, 2016, except as discussed below. Refer to the 2015 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2016 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2016	$(1,968)	$(1,918)	$(252)	$(9,555)	$24	$3,755	$(400)	$3,035
2017	(5,291)	111	(801)	(13,454)	(636)	3,542	(1,568)	2,048
2018	(5,591)	—	—	(4,980)	(45)	(19)	(1,115)	644
2019	(3,454)	—	(228)	(3,261)	(17)	—	(1,087)	12
2020	—	—	(259)	(358)	—	—	(1,290)	—
Thereafter	—	—	—	—	—	—	(896)	—
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the

AVISTA CORPORATION

possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2016.
There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
101
The following financial information from the Quarterly Report on Form 10−Q for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	October 31, 2016	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)