Form 10-Q
period 2017-03-31
AVISTA CORP
filed 2017-05-03
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2017 OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 30, 2017, 64,388,095 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

•	wildfires caused by our electric transmission or distribution systems that may result in public injuries or property damage;

•	public injuries or damage arising from or allegedly arising from our operations;

•	blackouts or disruptions of interconnected transmission systems (the regional power grid);

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

AVISTA CORPORATION

•	disruption to or breakdowns of information systems, automated controls and other technologies that we rely on for our operations, communications and customer service;

•	changes in costs that impede our ability to effectively implement new information technology systems or to operate and maintain current production technology;

•	changes in technologies, possibly making some of the current technology we utilize obsolete or the introduction of new technology that may create new cyber security risk;

•	insufficient technology skills, which could lead to the inability to develop, modify or maintain our information systems;
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

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands, except per share amounts
(Unaudited)

	2017	2016
Operating Revenues:
Utility revenues	$430,537	$412,793
Non-utility revenues	5,933	5,380
Total operating revenues	436,470	418,173
Operating Expenses:
Utility operating expenses:
Resource costs	165,586	161,719
Other operating expenses	74,484	75,779
Depreciation and amortization	41,985	39,192
Taxes other than income taxes	32,662	29,385
Non-utility operating expenses:
Other operating expenses	6,179	5,825
Depreciation and amortization	188	188
Total operating expenses	321,084	312,088
Income from operations	115,386	106,085
Interest expense	23,545	21,273
Interest expense to affiliated trusts	185	138
Capitalized interest	(724)	(914)
Other income-net	(3,101)	(2,422)
Income before income taxes	95,481	88,010
Income tax expense	33,344	30,345
Net income	62,137	57,665
Net income attributable to noncontrolling interests	(21)	(16)
Net income attributable to Avista Corp. shareholders	$62,116	$57,649
Weighted-average common shares outstanding (thousands), basic	64,362	62,605
Weighted-average common shares outstanding (thousands), diluted	64,469	62,907

Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.97	$0.92
Diluted	$0.96	$0.92
Dividends declared per common share	$0.3575	$0.3425
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2017	2016
Net income	$62,137	$57,665
Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $98 and $(663) respectively	183	(1,229)
Total other comprehensive income (loss)	183	(1,229)
Comprehensive income	62,320	56,436
Comprehensive income attributable to noncontrolling interests	(21)	(16)
Comprehensive income attributable to Avista Corporation shareholders	$62,299	$56,420

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets:
Current Assets:
Cash and cash equivalents	$26,179	$8,507
Accounts and notes receivable-less allowances of $5,966 and $5,026, respectively	179,403	180,265
Regulatory asset for energy commodity derivatives	11,649	11,365
Materials and supplies, fuel stock and stored natural gas	47,184	53,314
Income taxes receivable	34,159	48,265
Other current assets	58,718	49,625
Total current assets	357,292	351,341
Net Utility Property:
Utility plant in service	5,543,736	5,506,499
Construction work in progress	158,271	150,474
Total	5,702,007	5,656,973
Less: Accumulated depreciation and amortization	1,533,404	1,509,473
Total net utility property	4,168,603	4,147,500
Other Non-current Assets:
Investment in affiliated trusts	11,547	11,547
Goodwill	57,672	57,672
Other property and investments-net and other non-current assets	76,525	72,224
Total other non-current assets	145,744	141,443
Deferred Charges:
Regulatory assets for deferred income tax	117,923	109,853
Regulatory assets for pensions and other postretirement benefits	237,104	240,114
Other regulatory assets	137,366	135,751
Regulatory asset for interest rate swaps	155,027	161,508
Non-current regulatory asset for energy commodity derivatives	15,236	16,919
Other deferred charges	6,064	5,326
Total deferred charges	668,720	669,471
Total assets	$5,340,359	$5,309,755
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation
Dollars in thousands
(Unaudited)

	March 31,	December 31,
	2017	2016
Liabilities and Equity:
Current Liabilities:
Accounts payable	$72,354	$115,545
Current portion of long-term debt and capital leases	3,317	3,287
Short-term borrowings	105,000	120,000
Energy commodity derivative liabilities	7,481	7,035
Accrued interest	28,689	15,869
Accrued taxes other than income taxes	42,853	33,374
Deferred natural gas costs	30,987	30,820
Current portion of pensions and other postretirement benefits	10,906	10,994
Other current liabilities	65,238	70,604
Total current liabilities	366,825	407,528
Long-term debt and capital leases	1,678,113	1,678,717
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	276,533	273,983
Pensions and other postretirement benefits	223,304	226,552
Deferred income taxes	866,861	840,928
Non-current interest rate swap derivative liabilities	23,143	28,705
Other non-current liabilities, regulatory liabilities and deferred credits	168,587	153,319
Total liabilities	3,654,913	3,661,279
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 64,386,152 and 64,187,934 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,073,098	1,075,281
Accumulated other comprehensive loss	(7,385)	(7,568)
Retained earnings	619,963	581,014
Total Avista Corporation shareholders’ equity	1,685,676	1,648,727
Noncontrolling Interests	(230)	(251)
Total equity	1,685,446	1,648,476
Total liabilities and equity	$5,340,359	$5,309,755
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2017	2016
Operating Activities:
Net income	$62,137	$57,665
Non-cash items included in net income:
Depreciation and amortization	43,084	40,291
Deferred income tax provision and investment tax credits	17,614	34,030
Power and natural gas cost amortizations, net	3,091	5,379
Amortization of debt expense	813	876
Amortization of investment in exchange power	613	613
Stock-based compensation expense	832	2,313
Equity-related Allowance for Funds Used During Construction (AFUDC)	(1,650)	(2,261)
Pension and other postretirement benefit expense	9,348	9,475
Amortization of Spokane Energy contract	—	3,558
Other regulatory assets and liabilities and deferred debits and credits	(6,878)	(7,127)
Change in decoupling regulatory deferral	14,857	(11,456)
Other	(116)	(9)
Contributions to defined benefit pension plan	(7,400)	(4,000)
Changes in certain current assets and liabilities:
Accounts and notes receivable	(668)	18,364
Materials and supplies, fuel stock and stored natural gas	6,129	10,263
Collateral posted for derivative instruments	(2,620)	(42,871)
Income taxes receivable	14,106	11,210
Other current assets	(116)	(4,106)
Accounts payable	(20,239)	(30,804)
Other current liabilities	16,778	15,752
Net cash provided by operating activities	149,715	107,155

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(86,763)	(88,878)
Other capital expenditures	(35)	(119)
Issuance of notes receivable at subsidiaries	(400)	(1,076)
Investments made by subsidiaries	(2,627)	(1,358)
Other	(102)	(223)
Net cash used in investing activities	(89,927)	(91,654)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2017	2016
Financing Activities:
Net decrease in borrowings from committed line of credit	$(15,000)	$(15,000)
Maturity of long-term debt and capital leases	(822)	(792)
Issuance of common stock, net of issuance costs	315	27,150
Cash dividends paid	(23,167)	(21,545)
Other	(3,442)	(3,031)
Net cash used in financing activities	(42,116)	(13,218)

Net increase in cash and cash equivalents	17,672	2,283

Cash and cash equivalents at beginning of period	8,507	10,484

Cash and cash equivalents at end of period	$26,179	$12,767
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2017	2016
Common Stock, Shares:
Shares outstanding at beginning of period	64,187,934	62,312,651
Shares issued	198,218	895,408
Shares outstanding at end of period	64,386,152	63,208,059
Common Stock, Amount:
Balance at beginning of period	$1,075,281	$1,004,336
Equity compensation expense	922	1,967
Issuance of common stock, net of issuance costs	315	27,150
Payment of minimum tax withholdings for share-based payment awards	(3,420)	(3,027)
Balance at end of period	1,073,098	1,030,426
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(7,568)	(6,650)
Other comprehensive income (loss)	183	(1,229)
Balance at end of period	(7,385)	(7,879)
Retained Earnings:
Balance at beginning of period	581,014	530,940
Net income attributable to Avista Corporation shareholders	62,116	57,649
Cash dividends paid on common stock	(23,167)	(21,545)
Balance at end of period	619,963	567,044
Total Avista Corporation shareholders’ equity	1,685,676	1,589,591
Noncontrolling Interests:
Balance at beginning of period	(251)	(339)
Net income attributable to noncontrolling interests	21	16
Balance at end of period	(230)	(323)
Total equity	$1,685,446	$1,589,268
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) for the interim periods ended March 31, 2017 and March 31, 2016 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2016 Form 10-K for definitions of certain terms not defined herein. The acronyms and terms are an integral part of these condensed consolidated financial statements.
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
Alaska Energy and Resources Company (AERC) is a wholly-owned subsidiary of Avista Corp. The primary subsidiary of AERC is Alaska Electric Light and Power Company (AEL&P), which comprises Avista Corp.'s regulated utility operations in Alaska. Avista Capital, Inc. (Avista Capital), a wholly owned non-regulated subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC.
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

	2017	2016
Utility related taxes	$21,584	$18,365
Property taxes	10,406	10,420
Other taxes	672	600
Total	$32,662	$29,385

AVISTA CORPORATION

Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or net realizable value for our non-regulated operations and consisted of the following as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,	December 31,
	2017	2016
Materials and supplies	$42,198	$40,700
Fuel stock	4,277	4,585
Stored natural gas	709	8,029
Total	$47,184	$53,314
Derivative Assets and Liabilities
Derivatives are recorded as either assets or liabilities on the Condensed Consolidated Balance Sheets measured at estimated fair value.
The Washington Utilities and Transportation Commission (UTC) and the Idaho Public Utilities Commission (IPUC) issued accounting orders authorizing Avista Corp. to offset energy commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of delivery. Realized benefits and costs result in adjustments to retail rates through purchased gas cost adjustments, the Energy Recovery Mechanism (ERM) in Washington, the Power Cost Adjustment (PCA) mechanism in Idaho, and periodic general rate cases. The resulting regulatory assets have been concluded to be probable of recovery through future rates.
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
As of March 31, 2017, the Company has multiple master netting agreements with a variety of entities that allow for cross-commodity netting of derivative agreements with the same counterparty (i.e. power derivatives can be netted with natural gas derivatives). In addition, some master netting agreements allow for the netting of commodity derivatives and interest rate swap derivatives for the same counterparty. The Company does not have any agreements which allow for cross-affiliate netting among multiple affiliated legal entities. The Company nets all derivative instruments when allowed by the agreement for presentation in the Condensed Consolidated Balance Sheets.
Fair Value Measurements
Fair value represents the price that would be received when selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Energy commodity derivative assets and liabilities, deferred compensation assets, as well as derivatives related to interest rate swaps and foreign currency exchange contracts, are reported at estimated fair value on the Condensed Consolidated Balance Sheets. See Note 7 for the Company’s fair value disclosures.

AVISTA CORPORATION

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consisted of the following as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,	December 31,
	2017	2016
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $3,977 and $4,075, respectively	$7,385	$7,568
The following table details the reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31 (dollars in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	2017	2016	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$(299)	$(311)	(a)
Amortization of net loss	3,638	3,642	(a)
Adjustment due to effects of regulation	(3,058)	(5,223)	(a) (b)
	281	(1,892)	Total before tax
	(98)	663	Tax benefit (expense)
	$183	$(1,229)	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 4 for additional details).

(b)
The adjustment for the effects of regulation during the three months ended March 31, 2016 includes approximately $2.1 million related to the reclassification of a pension regulatory asset associated with one of our jurisdictions into accumulated other comprehensive loss.

Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual if there is a reasonable possibility that a material loss may be incurred. As of March 31, 2017, the Company has not recorded any significant amounts related to unresolved contingencies. See Note 10 for further discussion of the Company's commitments and contingencies.
NOTE 2. NEW ACCOUNTING STANDARDS
ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”
In May 2014, the FASB issued ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should identify the various performance obligations in a contract, allocate the transaction price among the performance obligations and recognize revenue when (or as) the entity satisfies each performance obligation. This ASU is effective for periods beginning after December 15, 2017.
The Company has formed a revenue recognition standard implementation team that is working through several implementation issues described below. The Company has evaluated this standard and is planning to adopt this standard in 2018 upon its effective date. The Company is currently expecting to use a modified retrospective method of adoption, which would require a cumulative adjustment to opening retained earnings, as opposed to a full retrospective application. The Company is not far enough along in the adoption process to determine the amount of cumulative adjustment necessary.
Since the majority of Avista Corp.’s revenue is from rate-regulated sales of electricity and natural gas to retail customers and revenue is recognized as energy is delivered to these customers, the Company does not expect a significant change in operating

AVISTA CORPORATION

revenues or net income. The Company is in the process of reviewing and analyzing certain contracts with customers (most of which are related to wholesale sales of power and natural gas), but has not yet identified any significant differences in revenue recognition between current GAAP and ASU No. 2014-09.
During the implementation process, the Company has identified several unresolved issues, the most significant of which are as follows based on our current assessment:
Contributions in Aid of Construction – There is the potential that contributions in aid of construction (CIAC) could be recognized as revenue upon the adoption of ASU No. 2014-09. Under current GAAP, CIACs are accounted for as an offset to the cost of utility plant in service.
Utility-Related Taxes Collected from Customers – There are questions on the presentation of utility related taxes collected from customers (primarily state excise taxes and city utility taxes) on a gross basis. Under current GAAP, the Company is allowed to record these utility related taxes on a gross basis in revenue when billed to customers with an offset included in taxes other than income taxes in operating expenses. The Company is evaluating whether this presentation is appropriate under ASU 2014-09 or whether they should be presented on a net basis.
Collectibility - There are questions regarding the requirement that collection of a sale be probable and how, or if, utilities should consider bad debt collection mechanisms (riders, base rate adjustments, etc.) in assessing probability of collection on sales to low income customers. If the bad debt recovery mechanisms cannot be considered, there is the potential that certain sales to low income customers cannot be recognized as revenue until payment is received from the customers.
The Company is monitoring utility industry implementation guidance as it relates to unresolved issues to determine if there will be an industry consensus regarding accounting and presentation of these items.
In addition to the unresolved issues described above, the Company also expects significant changes to its revenue-related footnote disclosures. The Company continues to evaluate what information would be most useful for users of the financial statements, including information already provided elsewhere in the document outside the footnote disclosures. These additional disclosures could include the disaggregation of revenues by geographic location, type of service, source of revenue or customer class. Also, the Company expects enhanced disclosures regarding its revenue recognition policies and elections.
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
ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”
In March 2016, the FASB issued ASU No. 2016-09. This ASU simplified several aspects of the accounting for employee share-based payment transactions including:

•
allowing excess tax benefits or tax deficiencies to be recognized as income tax benefits or expenses in the Condensed Consolidated Statements of Income rather than in Additional Paid in Capital (APIC),

•	excess tax benefits no longer represent a financing cash inflow on the Condensed Consolidated Statements of Cash Flows and instead will be included as an operating activity,

AVISTA CORPORATION

•
requiring excess tax benefits and tax deficiencies to be excluded from the calculation of diluted earnings per share, whereas under previous accounting guidance, these amounts had to be estimated and included in the calculation,

•	allowing forfeitures to be accounted for as they occur, instead of estimating forfeitures, and

•	changing the statutory tax withholding requirements for share-based payments.
The Company early adopted this standard during the second quarter of 2016, with a retrospective effective date of January 1, 2016. The adoption of this standard resulted in a recognized income tax benefit of $1.6 million in 2016 associated with excess tax benefits on settled share-based employee payments. Because this standard was adopted in the second quarter of 2016, but had a retrospective effective date of January 1, 2016, the effects from the adoption were reflected in the first quarter of 2016 and the Condensed Consolidated Financial Statements for that quarter were recast from those presented when the financial statements were originally issued.
ASU No. 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”
In March 2017, the FASB issued ASU No. 2017-07, which amends the income statement presentation of the components of net period benefit cost for an entity’s defined benefit pension and other postretirement plans. Under current GAAP, net benefit cost consists of several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits earned by employees. These components are aggregated and reported net in the financial statements. ASU No. 2017-07 requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (other components) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations.
In addition, only the service-cost component of net benefit cost is eligible for capitalization (e.g., as part of utility plant). This is a change from current practice, under which entities capitalize the aggregate net benefit cost to utility plant when applicable, in accordance with Federal Energy and Regulatory Commission (FERC) accounting guidance. Avista Corp. is a rate-regulated entity and all components of net benefit cost are currently recovered from rate payers as a component of utility plant and under the new ASU these costs will continue to be recovered from rate payers in the same manner over the depreciable lives of utility plant. As all such costs are expected to continue to be recoverable, the components that are no longer eligible to be recorded as a component of plant for GAAP will be recorded as regulatory assets.
This ASU is effective for periods beginning after December 15, 2017 and early adoption is permitted. Upon adoption, entities must use a retrospective transition method to adopt the requirement for separate presentation in the income statement and a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service-cost component. The Company does not expect to early adopt this standard and does not expect a material impact on its future financial condition, results of operations or cash flows upon adoption of this standard.
NOTE 3. DERIVATIVES AND RISK MANAGEMENT
The disclosures below in Note 3 apply only to Avista Corp. and its operating division Avista Utilities; AERC and its primary subsidiary AEL&P do not enter into derivative instruments.
Energy Commodity Derivatives
Avista Corp. is exposed to market risks relating to changes in electricity and natural gas commodity prices and certain other fuel prices. Market risk is, in general, the risk of fluctuation in the market price of the commodity being traded and is influenced primarily by supply and demand. Market risk includes the fluctuation in the market price of associated derivative commodity instruments. Avista Corp. utilizes derivative instruments, such as forwards, futures, swap derivatives and options in order to manage the various risks relating to these commodity price exposures. Avista Corp. has an energy resources risk policy and control procedures to manage these risks.
As part of the Avista Corp.'s resource procurement and management operations in the electric business, Avista Corp. engages in an ongoing process of resource optimization, which involves the economic selection from available energy resources to serve Avista Corp.'s load obligations and the use of these resources to capture available economic value. Avista Corp. transacts in wholesale markets by selling and purchasing electric capacity and energy, fuel for electric generation, and derivative contracts related to capacity, energy and fuel. Such transactions are part of the process of matching resources with load obligations and hedging a portion of the related financial risks. These transactions range from terms of intra-hour up to multiple years.
As part of its resource procurement and management of its natural gas business, Avista Corp. makes continuing projections of its natural gas loads and assesses available natural gas resources including natural gas storage availability. Natural gas resource planning typically includes peak requirements, low and average monthly requirements and delivery constraints from natural gas

AVISTA CORPORATION

supply locations to Avista Corp.’s distribution system. However, daily variations in natural gas demand can be significantly different than monthly demand projections. On the basis of these projections, Avista Corp. plans and executes a series of transactions to hedge a portion of its projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend as much as four natural gas operating years (November through October) into the future. Avista Corp. also leaves a significant portion of its natural gas supply requirements unhedged for purchase in short-term and spot markets.
Avista Corp. plans for sufficient natural gas delivery capacity to serve its retail customers for a theoretical peak day event. Avista Corp. generally has more pipeline and storage capacity than what is needed during periods other than a peak day. Avista Corp. optimizes its natural gas resources by using market opportunities to generate economic value that helps mitigate fixed costs. Avista Corp. also optimizes its natural gas storage capacity by purchasing and storing natural gas when prices are traditionally lower, typically in the summer, and withdrawing during higher priced months, typically during the winter. However, if market conditions and prices indicate that Avista Corp. should buy or sell natural gas at other times during the year, Avista Corp. engages in optimization transactions to capture value in the marketplace. Natural gas optimization activities include, but are not limited to, wholesale market sales of surplus natural gas supplies, purchases and sales of natural gas to optimize use of pipeline and storage capacity, and participation in the transportation capacity release market.
The following table presents the underlying energy commodity derivative volumes as of March 31, 2017 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs
April - December 2017	214	1,044	8,891	83,808	149	1,101	4,448	61,633
2018	397	246	—	64,415	286	1,244	1,360	33,188
2019	235	737	610	35,623	126	982	1,345	19,598
2020	—	—	910	2,725	—	—	1,430	—
2021	—	—	—	—	—	—	1,049	—
Thereafter	—	—	—	—	—	—	—	—

The following table presents the underlying energy commodity derivative volumes as of December 31, 2016 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

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

(1)
Physical transactions represent commodity transactions in which Avista Corp. will take or make delivery of either electricity or natural gas; financial transactions represent derivative instruments with delivery of cash in the amount of the benefit or cost but with no physical delivery of the commodity, such as futures, swap derivatives, options, or forward contracts.

The electric and natural gas derivative contracts above will be included in either power supply costs or natural gas supply costs during the period they are delivered and will be included in the various recovery mechanisms (ERM, PCA, and Purchased Gas Adjustments (PGA)), or in the general rate case process, and are expected to be collected through retail rates from customers.

AVISTA CORPORATION

Foreign Currency Exchange Derivatives
A significant portion of Avista Corp.’s natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Corp.’s short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within 60 days with U.S. dollars. Avista Corp. hedges a portion of the foreign currency risk by purchasing Canadian currency exchange derivatives when such commodity transactions are initiated. The foreign currency exchange derivatives and the unhedged foreign currency risk have not had a material effect on Avista Corp.’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations are included with natural gas supply costs for ratemaking.
The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,	December 31,
	2017	2016
Number of contracts	24	21
Notional amount (in United States dollars)	$5,808	$2,819
Notional amount (in Canadian dollars)	7,766	3,754
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
The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
March 31, 2017	6	$75,000	2017
	14	275,000	2018
	6	70,000	2019
	2	20,000	2020
	5	60,000	2022
December 31, 2016	6	$75,000	2017
	14	275,000	2018
	6	70,000	2019
	2	20,000	2020
	5	60,000	2022
The fair value of outstanding interest rate swap derivatives can vary significantly from period to period depending on the total notional amount of swap derivatives outstanding and fluctuations in market interest rates compared to the interest rates fixed by the swaps. Avista Corp. is required to make cash payments to settle the interest rate swap derivatives when the fixed rates are higher than prevailing market rates at the date of settlement. Conversely, Avista Corp. receives cash to settle its interest rate swap derivatives when prevailing market rates at the time of settlement exceed the fixed swap rates. Upon settlement of interest rate swaps, the cash payments made or received are recorded as a regulatory asset or liability and are amortized as a component of interest expense over the life of the associated debt. The settled interest rate swaps are also included as a part of the Company's cost of debt calculation for ratemaking purposes.

AVISTA CORPORATION

Summary of Outstanding Derivative Instruments
The amounts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2017 (in thousands):

	Fair Value as of March 31, 2017
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$37	$—	$—	$37
Interest rate swap derivatives
Other current assets	3,748	—	—	3,748
Other property and investments-net and other non-current assets	6,754	(116)	—	6,638
Other current liabilities	—	(15,069)	10,100	(4,969)
Non-current interest rate swap derivative liabilities	5,078	(54,261)	26,040	(23,143)
Energy commodity derivatives
Other current assets	604	(47)	—	557
Current energy commodity derivative liabilities	29,929	(42,136)	4,726	(7,481)
Other non-current liabilities, regulatory liabilities and deferred credits	17,422	(32,658)	2,817	(12,419)
Total derivative instruments recorded on the balance sheet	$63,572	$(144,287)	$43,683	$(37,032)
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2016 (in thousands):

	Fair Value as of December 31, 2016
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
Exposure to Demands for Collateral
Avista Corp.'s derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement. In the event of a downgrade in Avista Corp.'s credit ratings or changes in market prices, additional collateral may be required. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against Avista Corp.'s credit

AVISTA CORPORATION

facilities and cash. Avista Corp. actively monitors the exposure to possible collateral calls and takes steps to mitigate capital requirements.
The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Energy commodity derivatives
Cash collateral posted	$18,514	$17,134
Letters of credit outstanding	30,900	24,400
Balance sheet offsetting (cash collateral against net derivative positions)	7,543	9,858

Interest rate swap derivatives
Cash collateral posted	36,140	34,900
Letters of credit outstanding	4,800	3,600
Balance sheet offsetting (cash collateral against net derivative positions)	36,140	34,900
Certain of Avista Corp.’s derivative instruments contain provisions that require Avista Corp. to maintain an "investment grade" credit rating from the major credit rating agencies. If Avista Corp.’s credit ratings were to fall below "investment grade," it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$771	$1,124
Additional collateral to post	771	1,046

Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	69,446	73,978
Additional collateral to post	13,310	21,100
NOTE 4. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
Avista Utilities
Avista Utilities’ pension and other postretirement plans have not changed during the three months ended March 31, 2017. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $7.4 million in cash to the pension plan for the three months ended March 31, 2017 and expects to contribute a total of $22.0 million in 2017. The Company contributed $12.0 million in cash to the pension plan in 2016.

AVISTA CORPORATION

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2017	2016	2017	2016
Three months ended March 31:
Service cost	$5,042	$4,519	$824	$779
Interest cost	6,951	6,900	1,399	1,559
Expected return on plan assets	(7,900)	(6,750)	(475)	(475)
Amortization of prior service cost	—	—	(312)	(312)
Net loss recognition	2,546	1,890	1,273	1,365
Net periodic benefit cost	$6,639	$6,559	$2,709	$2,916
Total net periodic benefit costs in the table above are recorded to the same accounts as labor expense. Labor and benefits expense is recorded to various projects based on whether the work is a capital project or an operating expense. Approximately 40 percent of all labor and benefits is capitalized to utility property and 60 percent is expensed to other operating expenses.
NOTE 5. COMMITTED LINES OF CREDIT
Avista Corp.
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2021.
Borrowings outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,	December 31,
	2017	2016
Borrowings outstanding at end of period	$105,000	$120,000
Letters of credit outstanding at end of period	$42,053	$34,353
Average interest rates at end of period	1.74%	1.50%
As of March 31, 2017 and December 31, 2016, the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Condensed Consolidated Balance Sheet.
AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of March 31, 2017 and December 31, 2016, there were no borrowings or letters of credit outstanding under this committed line of credit.
NOTE 6. LONG-TERM DEBT TO AFFILIATED TRUSTS
In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly.
The distribution rates paid were as follows during the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31,	December 31,
	2017	2016
Low distribution rate	1.81%	1.29%
High distribution rate	1.93%	1.81%
Distribution rate at the end of the period	1.93%	1.81%
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
NOTE 7. FAIR VALUE
The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and short-term borrowings are reasonable estimates of their fair values. Long-term debt (including current portion and material capital leases) and long-term debt to affiliated trusts are reported at carrying value on the Condensed Consolidated Balance Sheets.
The fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to fair values derived from unobservable inputs (Level 3 measurement).
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
The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,077,127	$951,000	$1,048,661
Long-term debt (Level 3)	677,000	690,772	677,000	675,251
Snettisham capital lease obligation (Level 3)	61,556	62,200	62,160	62,800
Long-term debt to affiliated trusts (Level 3)	51,547	38,145	51,547	38,660
These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 74.00 to 129.85, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term

AVISTA CORPORATION

debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on March 31, 2017.
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
March 31, 2017
Assets:
Energy commodity derivatives	$—	$47,856	$—	$(47,299)	$557
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	99	(99)	—
Foreign currency exchange derivatives	—	37	—	—	37
Interest rate swap derivatives	—	15,580	—	(5,194)	10,386
Deferred compensation assets:
Fixed income securities (2)	1,725	—	—	—	1,725
Equity securities (2)	5,963	—	—	—	5,963
Total	$7,688	$63,473	$99	$(52,592)	$18,668
Liabilities:
Energy commodity derivatives	$—	$55,779	$—	$(54,842)	$937
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	4,377	(99)	4,278
Power exchange agreement	—	—	14,419	—	14,419
Power option agreement	—	—	266	—	266
Interest rate swap derivatives	—	69,446	—	(41,334)	28,112
Total	$—	$125,225	$19,062	$(96,275)	$48,012

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2016
Assets:
Energy commodity derivatives	$—	$47,994	$—	$(46,099)	$1,895
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	69	(69)	—
Power exchange agreement	—	—	25	(25)	—
Foreign currency exchange derivatives	—	5	—	(5)	—
Interest rate swap derivatives	—	13,098	—	(4,348)	8,750
Deferred compensation assets:
Fixed income securities (2)	1,789	—	—	—	1,789
Equity securities (2)	5,481	—	—	—	5,481
Total	$7,270	$61,097	$94	$(50,546)	$17,915
Liabilities:
Energy commodity derivatives	$—	$56,871	$—	$(55,957)	$914
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	5,954	(69)	5,885
Power exchange agreement	—	—	13,474	(25)	13,449
Power option agreement	—	—	76	—	76
Foreign currency exchange derivatives	—	28	—	(5)	23
Interest rate swap derivatives	—	73,978	—	(39,248)	34,730
Total	$—	$130,877	$19,504	$(95,304)	$55,077

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
The difference between the amount of derivative assets and liabilities disclosed in respective levels in the table above and the amount of derivative assets and liabilities disclosed on the Condensed Consolidated Balance Sheets is due to netting arrangements with certain counterparties. See Note 3 for additional discussion of derivative netting.
To establish fair value for energy commodity derivatives, the Company uses quoted market prices and forward price curves to estimate the fair value of energy commodity derivative instruments included in Level 2. In particular, electric derivative valuations are performed using market quotes, adjusted for periods in between quotable periods. Natural gas derivative valuations are estimated using New York Mercantile Exchange (NYMEX) pricing for similar instruments, adjusted for basin differences, using market quotes. Where observable inputs are available for substantially the full term of the contract, the derivative asset or liability is included in Level 2.
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

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.3 million as of March 31, 2017 and $0.4 million as of December 31, 2016.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of March 31, 2017 (dollars in thousands):

	Fair Value (Net) at
	March 31, 2017	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(14,419)	Surrogate facility pricing	O&M charges	$33.59-$49.15/MWh (1)
			Escalation factor	3% - 2017 to 2019
			Transaction volumes	396,984 MWhs
Power option agreement	$(266)	Black-Scholes- Merton	Strike price	$35.30/MWh - 2019
				$50.43/MWh - 2018
			Delivery volumes	125,837 - 285,979 MWhs
			Volatility rates	0.20
Natural gas exchange agreement	$(4,278)	Internally derived weighted average cost of gas	Forward purchase prices	$1.65 - $2.83/mmBTU

			Forward sales prices	$1.67 - $3.50/mmBTU
			Purchase volumes	115,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs
(1) The average O&M charges for the delivery year beginning in November 2016 are $39.22 per MWh. For ratemaking purposes the average O&M charges to be included for recovery in retail rates vary slightly between regulatory

AVISTA CORPORATION

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
The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Three months ended March 31, 2017:
Balance as of January 1, 2017	$(5,885)	$(13,449)	$(76)	$(19,410)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	2,012	(4,493)	(190)	(2,671)
Settlements	(405)	3,523	—	3,118
Ending balance as of March 31, 2017 (2)	$(4,278)	$(14,419)	$(266)	$(18,963)
Three months ended March 31, 2016:
Balance as of January 1, 2016	$(5,039)	$(21,961)	$(124)	$(27,124)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(1,745)	(2,432)	27	(4,150)
Settlements	778	4,200	—	4,978
Ending balance as of March 31, 2016 (2)	$(6,006)	$(20,193)	$(97)	$(26,296)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 8. COMMON STOCK
In March 2016, the Company entered into four separate sales agency agreements under which Avista Corp.'s sales agents may offer and sell up to 3.8 million new shares of Avista Corp.'s common stock, no par value, from time to time. The sales agency agreements expire on February 29, 2020. As of March 31, 2017, 1.6 million shares have been issued under these agreements, leaving 2.2 million shares remaining to be issued. No shares were issued under these agreements in the three months ended March 31, 2017.
In the three months ended March 31, 2017, Avista Corp. issued 0.2 million shares of common stock, most of which were under employee incentive plans, which have zero proceeds. The Company also issued a small number of shares under the 401K employee investment plan for total net proceeds of $0.3 million.

AVISTA CORPORATION

NOTE 9. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three months ended March 31 (in thousands, except per share amounts):

	2017	2016
Numerator:
Net income attributable to Avista Corp. shareholders	$62,116	$57,649
Denominator:
Weighted-average number of common shares outstanding-basic	64,362	62,605
Effect of dilutive securities:
Performance and restricted stock awards	107	302
Weighted-average number of common shares outstanding-diluted	64,469	62,907
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.97	$0.92
Diluted	$0.96	$0.92
There were no shares excluded from the calculation because they were antidilutive.
NOTE 10. COMMITMENTS AND CONTINGENCIES
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
California Refund Proceeding
In February 2016, APX, a market maker in the California Refund Proceedings in whose markets Avista Energy participated in the summer of 2000, asserted that Avista Energy and its other customer/participants may be responsible for a share of the disgorgement penalty APX may be found to owe to the California Parties (as defined in the 2016 Form 10-K). The penalty arises as a result of the Federal Energy and Regulatory Commission's (FERC) finding that APX committed violations in the California market in the summer of 2000. APX is making these assertions despite Avista Energy having been dismissed in FERC Opinion No. 536 from the on-going administrative proceeding at the FERC regarding potential wrongdoing in the California markets in the summer of 2000. APX has identified Avista Energy’s share of APX’s exposure to be as much as $16.0 million even though no wrongdoing allegations are specifically attributable to Avista Energy. Avista Energy believes its 2014 settlement with the California Parties insulates it from any such liability and that as a dismissed party it cannot be drawn back into the litigation. Avista Energy intends to vigorously dispute APX’s assertions of indirect liability, but cannot at this time predict the eventual outcome.
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
Other Contingencies
In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes that any ultimate liability arising from these actions will not have a material impact on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant. See "Note 19 of the Notes to Consolidated Financial Statements" in the 2016 Form 10-K for additional discussion regarding other contingencies.
NOTE 11. INFORMATION BY BUSINESS SEGMENTS
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
The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2017:
Operating revenues	$415,381	$15,156	$430,537	$5,933	$—	$436,470
Resource costs	162,613	2,973	165,586	—	—	165,586
Other operating expenses	71,712	2,772	74,484	6,179	—	80,663
Depreciation and amortization	40,538	1,447	41,985	188	—	42,173
Income (loss) from operations	108,635	7,185	115,820	(434)	—	115,386
Interest expense (2)	22,683	894	23,577	167	(14)	23,730
Income taxes	31,017	2,463	33,480	(136)	—	33,344
Net income (loss) attributable to Avista Corp. shareholders	58,439	3,853	62,292	(176)	—	62,116
Capital expenditures (3)	85,403	1,360	86,763	35	—	86,798

AVISTA CORPORATION

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2016:
Operating revenues	$400,147	$12,646	$412,793	$5,380	$—	$418,173
Resource costs	159,078	2,641	161,719	—	—	161,719
Other operating expenses	73,256	2,523	75,779	5,825	—	81,604
Depreciation and amortization	37,866	1,326	39,192	188	—	39,380
Income (loss) from operations	101,245	5,473	106,718	(633)	—	106,085
Interest expense (2)	20,418	895	21,313	161	(63)	21,411
Income taxes	28,672	1,895	30,567	(222)	—	30,345
Net income (loss) attributable to Avista Corp. shareholders	54,987	2,961	57,948	(299)	—	57,649
Capital expenditures (3)	84,435	4,443	88,878	119	—	88,997
Total Assets:
As of March 31, 2017:	$5,003,014	$276,495	$5,279,509	$60,850	$—	$5,340,359
As of December 31, 2016:	$4,975,555	$273,770	$5,249,325	$60,430	$—	$5,309,755

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Avista Corporation
Spokane, Washington
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avista Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Seattle, Washington
May 2, 2017

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations has been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q. The interim Management’s Discussion and Analysis of Financial Condition and Results of Operations does not contain the full detail or analysis which would be included in a full fiscal year Form 10-K; therefore, it should be read in conjunction with the Company's 2016 Form 10-K.
Business Segments
Our business segments have not changed during the three months ended March 31, 2017. See the 2016 Form 10-K as well as “Note 11 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2017	2016
Avista Utilities	$58,439	$54,987
AEL&P	3,853	2,961
Other	(176)	(299)
Net income attributable to Avista Corporation shareholders	$62,116	$57,649
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $62.1 million for the three months ended March 31, 2017, an increase from $57.6 million for the three months ended March 31, 2016. The increase in earnings was due to an increase in earnings at Avista Utilities and AEL&P and a decrease in losses at our other businesses. Avista Utilities' earnings increased due to an increase in gross margin (operating revenues less resource costs) as a result of general rate increases in Idaho and Oregon, lower electric resource costs and customer growth. Avista Utilities' other operating expenses also decreased primarily due to lower transmission and distribution operating and maintenance costs. See "Results of Operations – Overall – Non-GAAP Financial Measures" for further discussion of gross margin.
AEL&P earnings increased for first quarter primarily as a result of an increase in electric gross margin (due to an interim general rate increase and higher loads due to colder weather), partially offset by an increase in operating expenses and a decrease in AFUDC due to the construction of an additional back-up generation plant in 2016.
More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.
Regulatory Matters
General Rate Cases
We regularly review the need for electric and natural gas rate changes in each state in which we provide service. We expect to continue to file for rate adjustments to:

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

AVISTA CORPORATION

The UTC-approved rates were designed to provide a 1.6 percent, or $8.1 million decrease in electric base revenue, and a 7.4 percent, or $10.8 million increase in natural gas base revenue. The UTC also approved a rate of return (ROR) on rate base of 7.29 percent, with a common equity ratio of 48.5 percent and a 9.5 percent return on equity (ROE).
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
On January 19, 2016, the UTC Staff, which is a separate party in the general rate case proceedings from the UTC Advisory Staff, filed a Motion to Reconsider with the UTC. In its Motion to Reconsider, the Staff provided calculations and explanations that suggested that the electric revenue decrease should have been a revenue decrease of $27.4 million instead of $8.1 million, based on its reading of the UTC's Order. Further, on February 4, 2016, the UTC Staff filed a Motion to Reopen Record for the Limited Purpose of Receiving into Evidence Instruction on Use and Application of Staff’s Attrition Model, and sought to supplement the record “to incorporate all aspects of the Company’s Power Cost Update.” Within this Motion, UTC Staff updated its suggested electric revenue decrease to $19.6 million.
None of the parties in their Motions raised issues with the UTC’s decision on the natural gas revenue increase of $10.8 million.
On February 19, 2016, the UTC issued an order (Order 06) denying the Motions summarized above and affirming Order 05, including an $8.1 million decrease in electric base revenue.
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
On April 18, 2016, PC filed an application with the Thurston County Superior Court to certify this matter for review directly by the Court of Appeals, an intermediate appellate court in the State of Washington. The matter was certified on April 29, 2016 and accepted by the Court of Appeals on July 29, 2016. The parties provide briefs to the Court, after which the Court will set the matter for argument. A decision from the Court is not expected until late 2017, at the earliest.
In its brief to the Court, the UTC, while defending the use of its attrition adjustment nevertheless requested a partial remand back to the UTC to reevaluate the implementation of our power cost update as part of the general rate case on appeal, doing so by means of a supplemental evidentiary hearing. The power cost update at issue represents approximately $12.0 million of costs.
The new rates established by Order 05 will continue in effect while the Petition for Judicial Review is being considered. We believe the UTC's Order 05 and Order 06 finalizing the electric and natural gas general rate cases provide a

AVISTA CORPORATION

reasonable end result for all parties. If the outcome of the judicial review were to result in an electric rate reduction greater than the decrease ordered by the UTC, it may not provide us with a reasonable opportunity to earn the rate of return authorized by the UTC.
2016 General Rate Cases
On December 15, 2016, the UTC issued an order related to our Washington electric and natural gas general rate cases that were originally filed with the UTC in February 2016. The UTC order denied the Company's proposed electric and natural gas rate increase requests of $38.6 million and $4.4 million, respectively. Accordingly, our current electric and natural gas retail rates remained unchanged in Washington State, following the order.
Our original requests were based on a proposed ROR of 7.64 percent with a common equity ratio of 48.5 percent and a 9.9 percent ROE.
On December 23, 2016 we filed a Petition for Reconsideration or, in the alternative, Rehearing (Petition) with the UTC related to our 2016 general rate cases.
The UTC’s Order and Avista Corp.’s Response
The primary reason given by the UTC in reaching its conclusion is that, in our request, we did not follow an “appropriate methodology” to show the existence of attrition as between historical data and current and projected data. Further, the order states that, among other things, we did not demonstrate, as a necessary condition to being allowed an attrition adjustment, that we have suffered from chronic under-earning caused by circumstances beyond our ability to control. We disagree with the UTC as to various questions of fact and law.
In support of its decision, the UTC stated that we did not demonstrate that our current revenue is insufficient for covering costs and providing the opportunity to earn a reasonable return during the 2017 rate period. The UTC also stated that we did not demonstrate that our capital expenditures and increased operating costs are both necessary and immediate.
Our Petition responding to the UTC's order pointed to evidence in the case that demonstrated, contrary to the UTC’s findings, the following:

•
Current retail rates are not sufficient for the 2017 rate period, and therefore a revenue increase is necessary. In testimony filed in the case, UTC Staff agreed that current rates were not sufficient.

•
The costs associated with the growth in rate base and operating expenses are growing at a faster pace than revenue from retail sales, and therefore a revenue adjustment is necessary to close this gap. The revenue adjustment to close this gap is sometimes called an attrition adjustment. In testimony filed in the case, UTC Staff agreed that a revenue adjustment is necessary to close this gap.

•
All of the capital projects and operating expenses we included in the case are necessary in the time frame proposed in order for us to continue to provide safe, reliable service to customers. No party in the case identified a single capital project that should not be completed in the time frame we proposed (other than Public Counsel’s general opposition to Advanced Metering Infrastructure (AMI)).

•
We presented all of the studies and analyses in this case, consistent with our previous filings with the UTC, and the UTC Staff acknowledged in testimony filed in the case, that we provided such studies.

•
We earned close to our allowed return on equity during each of the years 2013 through 2016. This earnings opportunity was possible only with the revenue increases related to attrition adjustments, and an attrition adjustment is also necessary for 2017.

In testimony filed during the case, the UTC Staff supported electric and natural gas revenue increases totaling $28.4 million. Commissioner Jones dissented and did not support the decision. In his dissent, Commissioner Jones supported an electric revenue increase of $26.0 million, and a natural gas increase of $2.4 million, based on UTC Staff's analysis.
On February 27, 2017, we received an order from the UTC denying our Petition and confirming its previous order in the case. In its order denying the Petition, the UTC generally referred back to its prior findings and conclusions. Consistent with the original order, Commissioner Jones dissented and did not support the decision on reconsideration.
We determined that an appeal of the Commission’s decision to the courts would involve a significant amount of uncertainty regarding the level of success of such an appeal, as well as the timing of any value that might come following a process that would take between one and two years. The Company believes greater long-term value can be achieved through focusing on the planned new general rate cases than through appealing the recent decision in the courts.

AVISTA CORPORATION

Following the conclusion of the 2016 case, we met with the Commissioners to better understand their concerns and their expectations going forward. The Company also met with members of the Commission Staff and other parties to discuss needs and expectations prior to filing the next general rate case. While these meetings with the Commissioners and Staff were constructive, there can be no assurance as to the outcome of any future general rate case.
2017 General Rate Cases
During the second quarter of 2017, we intend to file electric and natural gas general rate cases with the UTC. Upon filing the general rate cases, the UTC will have up to 11 months to review the filings and issue a decision. The UTC’s recent orders have indicated an interest in multi-year rate plans, and our filing will include a three-year rate plan; proposing rate adjustments to occur in 2018, 2019 and 2020 for both our electric and natural gas operations. The filing of one rate case for a three-year period will reduce the burden to all stakeholders of processing a general rate case every year.
On the same date we file the Washington electric and natural gas general rate cases, we also plan to file a separate request to update Washington power supply costs, requesting approximately a $15.0 million revenue increase (just under 3.0 percent of revenue). We are requesting that the power supply update become effective in the third quarter in order to begin recovering our power supply costs for 2017 under normal operating conditions.
AMI Project in Washington State
In March 2016, the UTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our plans to replace approximately 253,000 of our existing electric meters with new two-way digital meters and the related software and support services through our AMI project in Washington State. Replacement of the meters is expected to begin in the second half of 2018. As of March 31, 2017, the estimated undepreciated value for the existing meters is $19.5 million.
In May 2017, we filed a Petition with the UTC requesting deferred accounting treatment for the investment costs associated with the Washington AMI project, including components such as meter communication networks and information management systems. The Petition requests the deferral of all AMI investment costs over the multi-year implementation period, until the costs can be reviewed for prudence in a future regulatory proceeding and recovered in retail rates.
Idaho General Rate Cases
2016 General Rate Case
In December 2016, the IPUC approved a settlement agreement between us and other parties in our electric general rate case, concluding our Idaho electric general rate case originally filed in May 2016. New rates took effect on January 1, 2017 under the settlement agreement. We did not file a natural gas general rate case in 2016.
The settlement agreement increased annual electric base rates by 2.6 percent (designed to increase annual electric revenues by $6.3 million). The settlement revenue increase is based on a ROR of 7.58 percent with a common equity ratio of 50 percent and a 9.5 percent ROE.
In addition to the agreed upon increase in electric revenues to recover costs primarily driven by our increased capital investments in infrastructure to serve customers, the settlement agreement includes the continued recovery of approximately $4.1 million in costs related to the Palouse Wind Project through the Power Cost Adjustment (PCA) mechanism rather than through base rates.
In our original request we requested an overall increase in base electric rates of 6.3 percent (designed to increase annual electric revenues by $15.4 million), effective January 1, 2017.
Our original request was based on a proposed ROR of 7.78 percent with a common equity ratio of 50 percent and a 9.9 percent ROE.
2017 General Rate Cases
We expect to file electric and natural gas general rate cases with the IPUC during the second quarter of 2017.
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
On April 25, 2017, the OPUC Staff filed a motion notifying the OPUC that all parties to the case have reached an agreement in principle resolving all issues in the case. The parties intend to file a settlement stipulation and supporting testimony within the next few weeks.
Alaska Electric Light and Power Company
Alaska General Rate Case
In September 2016, AEL&P filed an electric general rate case with the RCA. AEL&P was granted a refundable interim base rate increase of 3.86 percent (designed to increase electric revenues by $1.3 million), which took effect in November 2016. AEL&P has also requested a permanent base rate increase of an additional 4.24 percent (designed to increase electric revenues by $1.5 million), which, if approved, could take effect in February 2018. This represents a combined total rate increase of 8.1 percent (designed to increase electric revenues by $2.8 million).
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
Avista Utilities
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in gross margin or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $31.0 million as of March 31, 2017 and a liability of $30.8 million as of December 31, 2016. These balances represent amounts due to customers.
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers and defer these differences (over the $4.0 million deadband and sharing bands) for future surcharge or rebate to customers. See the 2016 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM was a liability of $21.6 million as of March 31, 2017, compared to a liability of $21.3 million as of December 31, 2016. These deferred power cost balances represent amounts due to customers.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers for future surcharge or rebate to customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a liability of $4.4 million as of March 31, 2017 and a liability of $2.2 million as of December 31, 2016. These deferred power cost balances represent amounts due to customers.

AVISTA CORPORATION

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
The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations are made for the calendar year just ended. These earnings tests reflect actual decoupled revenues, normalized power supply costs and other normalizing adjustments. The operation of the Washington decoupling and earnings sharing mechanisms has not changed for the three months ended March 31, 2017. These decoupling and earnings sharing mechanisms are more fully described in the 2016 Form 10-K. See below for a summary of cumulative balances under the decoupling and earnings sharing mechanisms.
Idaho Fixed Cost Adjustment (FCA) and Earnings Sharing Mechanisms
In Idaho, the IPUC approved the implementation of FCAs for electric and natural gas (similar in operation and effect to the Washington decoupling mechanisms) for an initial term of three years, beginning January 1, 2016.
For the period 2013 through 2015, we had an after-the-fact earnings test such that if Avista Corp., on a consolidated basis for electric and natural gas operations in Idaho, earned more than a 9.8 percent ROE, we were required to share with customers 50 percent of any earnings above the 9.8 percent. This after-the-fact earnings test was discontinued, effective January 1, 2016, as part of the settlement of our 2015 Idaho electric and natural gas general rates cases. See below for a summary of cumulative balances under the decoupling and earnings sharing mechanisms.
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
Cumulative Decoupling and Earnings Sharing Mechanism Balances
As of March 31, 2017 and December 31, 2016, we had the following cumulative balances outstanding related to decoupling and earnings sharing mechanisms in our various jurisdictions (dollars in thousands):

	March 31,	December 31,
	2017	2016
Washington
Decoupling surcharge	$20,187	$30,408
Provision for earnings sharing rebate	(5,113)	(5,113)
Idaho
Decoupling surcharge	$5,574	$8,292
Provision for earnings sharing rebate	(4,358)	(5,184)
Oregon
Decoupling surcharge	$104	$2,021
Provision for earnings sharing rebate	—	—

AVISTA CORPORATION

See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2016 and 2017 related to the decoupling and earnings sharing mechanisms.
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
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the first quarter of 2016 to the first quarter of 2017, as well as the various factors that caused such change (dollars in millions):
Utility revenues increased due to increases at both Avista Utilities and AEL&P. Avista Utilities' revenues increased primarily due to an electric general rate increase in Idaho, a natural gas general rate increase in Oregon and higher retail electric and natural gas heating loads due to customer growth and weather that was colder than the prior year. The increased utility revenues were partially offset by a decoupling rebate in the first quarter of 2017 due to weather that was colder than normal. This compares to a decoupling surcharge during the first quarter of 2016. AEL&P's revenues increased primarily due to a general rate increase and higher retail heating loads due to weather that was colder than the prior year and colder than normal. AEL&P does not have a decoupling mechanism; therefore, the higher retail heating loads were not offset by a customer decoupling rebate.
Utility resource costs increased due to increases at both Avista Utilities and AEL&P. Avista Utilities' natural gas resource costs increased due to an increase in natural gas purchased, resulting from higher volumes and higher prices. This was partially offset by a decrease in electric resource costs primarily due to a decrease in fuel for generation, which resulted from higher hydroelectric generation and lower thermal generation.
The decrease in utility other operating expenses was all attributable to Avista Utilities and was the result of a decrease in electric transmission and distribution operating and maintenance costs and natural gas distribution maintenance costs.
Utility depreciation and amortization increased due to additions to utility plant.
Income taxes increased due to an increase in income before income taxes. Our effective tax rate was 34.9 percent for the first quarter of 2017 compared to 34.5 percent for the first quarter of 2016.
Other was primarily related to an increase in interest expense, due to additional debt being outstanding during 2017 as compared to 2016 and partially due to an increase in the overall interest rate. Also, there was an increase in utility taxes other than income taxes primarily due to revenue related taxes and was consistent with the increase in utility revenues.

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
Results of Operations - Avista Utilities
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
The following table presents Avista Utilities' operating revenues, resource costs and resulting gross margin for the three months ended March 31 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenues	$263,718	$262,802	$170,212	$155,410	$(18,549)	$(18,065)	$415,381	$400,147
Resource costs	90,875	94,351	90,287	82,792	(18,549)	(18,065)	162,613	159,078
Gross margin	$172,843	$168,451	$79,925	$72,618	$—	$—	$252,768	$241,069
The gross margin on electric sales increased $4.4 million and the gross margin on natural gas sales increased $7.3 million in the first quarter of 2017 compared to the first quarter of 2016. The increase in electric gross margin was primarily due to a general rate increase in Idaho, customer growth and lower resource costs. For the first quarter of 2017, we had a $4.1 million pre-tax benefit under the ERM in Washington, compared to a $4.4 million pre-tax benefit for the first quarter of 2016. For the full year of 2017, we expect to be in an expense position under the ERM within the 50 percent customers/50 percent shareholders sharing band because power supply costs were not reset in the Washington general rate case order for 2017. See further discussion of the Washington order in "Item 2. Management's Discussion and Analysis – Regulatory Matters."
The increase in natural gas gross margin was primarily due to a general rate increase in Oregon and customer growth.
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

AVISTA CORPORATION

The following graphs present Avista Utilities' utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues and it also includes revenues and rebates from decoupling.

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are included in utility electric operating revenues for the three months ended March 31 (dollars in thousands):

	Electric Operating Revenues
	2017	2016
Washington
Decoupling surcharge (rebate)	$(5,122)	$4,081
Provision for earnings sharing (1)	—	1,050
Idaho
Decoupling surcharge (rebate)	$(1,958)	$2,380

(1)
The provision for earnings sharing in Washington in the first quarter of 2016 resulted from a $1.2 million reduction in the 2015 provision for earnings sharing (which increased 2016 revenues), partially offset by a $0.2 million provision for the first quarter of 2016.

Total electric revenues increased $0.9 million for the first quarter of 2017 as compared to the first quarter of 2016 affected by the following:

•	a $23.6 million increase in retail electric revenue due to an increase in total MWhs sold (increased revenues $18.5 million) and an increase in revenue per MWh (increased revenues $5.1 million).

◦
The increase in total retail MWhs sold was the result of weather that was cooler than the prior year (which increased electric heating loads), as well as customer growth. Compared to the first quarter of 2016, residential electric use per customer increased 14 percent and commercial use per customer increased 2 percent. Heating degree days in Spokane were 12 percent above normal and 25 percent above the first quarter of 2016.

◦	The increase in revenue per MWh was primarily due to a general rate increase in Idaho and a greater portion of retail revenues from residential customers in the first quarter of 2017.

•
a $9.3 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $5.4 million) and a decrease in sales volumes (decreased revenues $3.9 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•
a $0.3 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. For the first quarter of 2017, $8.0 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the first quarter of 2016, $8.3 million of these sales were made to our natural gas operations.

•
a $13.5 million decrease in electric revenue due to decoupling. Weather was cooler than the prior year which increased retail electric heating loads compared to the prior year. The increased retail electric heating loads were mostly offset by significant rebates from decoupling mechanisms during the first quarter of 2017 due to weather that was cooler than normal. This compares to decoupling surcharges in the first quarter of 2016. Decoupling mechanisms are not impacted by fluctuations in weather compared to prior year, they are only impacted by weather fluctuations as compared to normal weather.

AVISTA CORPORATION

The following graphs present our utility natural gas operating revenues and therms delivered for the three months ended March 31 (dollars in millions and therms in thousands):

(1)	This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues and it also includes revenues and rebates from decoupling.

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are included in utility natural gas operating revenues for the three months ended March 31 (dollars in thousands):

	Natural Gas Operating Revenues
	2017	2016
Washington
Decoupling surcharge (rebate)	$(5,251)	$3,171
Provision for earnings sharing	—	(216)
Idaho
Decoupling surcharge (rebate)	$(777)	$1,537
Oregon
Decoupling surcharge (rebate)	$(1,929)	$168
Provision for earnings sharing	—	—
Total natural gas revenues increased $14.8 million for the first quarter of 2017 as compared to the first quarter of 2016, affected by the following:

•	a $23.3 million increase in natural gas retail revenues due an increase in volumes (increased revenues $29.1 million), partially offset by lower retail rates (decreased revenues $5.8 million).

◦	Lower retail rates were due to PGAs, partially offset by a general rate increase in Oregon.

◦
We sold more retail natural gas in the first quarter of 2017 as compared to the first quarter of 2016 due to weather that was cooler than the prior year. Compared to the first quarter of 2016, residential natural gas use per customer increased 24 percent and commercial use per customer increased 28 percent. Heating degree days in Spokane were 12 percent above normal and 25 percent above the first quarter of 2016. Heating degree days in Medford were close to normal and 17 percent above the first quarter of 2016.

•
a $3.5 million increase in wholesale natural gas revenues due to an increase in market prices (increased revenues $12.7 million), partially offset by a decrease in volumes (decreased revenues $9.2 million). In the first quarter of 2017, $10.5 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the first quarter of 2016, $9.8 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
a $12.8 million decrease in natural gas revenue due to decoupling. Weather was cooler than the prior year, which resulted in an increase in retail natural gas heating loads. The increased retail natural gas heating loads were mostly offset by significant rebates from decoupling mechanisms during the first quarter of 2017 due to weather that was cooler than normal. This compares to decoupling surcharges in the first quarter of 2016. Decoupling mechanisms are not impacted by fluctuations in weather compared to prior year, they are only impacted by weather fluctuations as compared to normal weather.

The following table presents our average number of electric and natural gas retail customers for the three months ended March 31:

	Electric Customers		Natural Gas Customers
	2017	2016	2017	2016
Residential	334,305	330,070	306,224	300,071
Commercial	42,066	41,665	35,237	34,881
Interruptible	—	—	36	38
Industrial (1)	1,326	1,348	252	257
Public street and highway lighting	565	551	—	—
Total retail customers	378,262	373,634	341,749	335,247

(1)
The decrease in electric industrial customers as compared to the first quarter 2016 is primarily related to a decrease in Washington irrigation customers, which is the result of the normal closure of industrial businesses over time.

AVISTA CORPORATION

The following graphs present our utility resource costs for the three months ended March 31 (dollars in millions):
Total resource costs in the graphs above include intracompany resource costs of $18.5 million and $18.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
Total electric resource costs decreased $3.5 million for the first quarter of 2017 as compared to the first quarter of 2016 due to the following:

•	a $6.0 million decrease in fuel for generation primarily due to a decrease in thermal generation (due in part to increased hydroelectric generation).

•
a $0.2 million increase in purchased power due to an increase in the volume of power purchases (increased costs $1.7 million), mostly offset by a decrease in wholesale prices (decreased costs $1.5 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•	a $1.2 million increase from amortizations and deferrals of power costs.

AVISTA CORPORATION

•
a $0.8 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	a $0.3 million net increase from other regulatory amortizations and other electric resource costs.
Total natural gas resource costs increased $7.5 million for the first quarter of 2017 as compared to the first quarter of 2016 due to following:

•
an $8.3 million increase in natural gas purchased due to an increase in the market price of natural gas (increased costs $7.9 million) and an increase in total therms purchased (increased costs $0.4 million). Total therms purchased increased due to an increase in retail sales, partially offset by a decrease in wholesale sales.

•	a $2.7 million increase in other regulatory amortizations.

•
a $3.5 million decrease from amortizations and deferrals of natural gas costs. This reflects lower natural gas prices compared to our authorized PGA rates and the deferral of these lower costs, which occurred in the current quarter for future rebate to customers.

Results of Operations - Alaska Electric Light and Power Company
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net income for AEL&P was $3.9 million for the three months ended March 31, 2017 compared to $3.0 million for the three months ended March 31, 2016.
The increase in earnings was primarily due to an increase in gross margin, partially offset by an increase in operating expenses and a decrease in equity-related AFUDC due to the construction of an additional back-up generation plant in 2016.
The increase in gross margin was primarily related to an interim general rate increase, effective in November 2016, and an increase in electric heating loads due to weather that was colder than the prior year and colder than normal. This was partially offset by an increase in resource costs primarily due to purchased power expense and deferred power supply expenses.
While the cold weather did have some effect on AEL&P revenues during 2017, AEL&P has a relatively stable load profile as it does not have a large population of customers in its service territory with electric heating and cooling requirements; therefore, its revenues are not as sensitive to weather fluctuations as Avista Utilities. However, AEL&P does have higher winter rates for its customers during the peak period of November through May of each year, which drives higher revenues during those periods.
Operating expenses increased primarily due to supplies expense for the new back-up generation plant, which went into service at the end of 2016.
Results of Operations - Other Businesses
Net losses for our other businesses were $0.2 million for the three months ended March 31, 2017 compared to $0.3 million for the three months ended March 31, 2016.
Net losses for the first quarter of 2017 were primarily related to corporate costs (including costs associated with exploring strategic opportunities), partially offset by an increase in earnings at METALfx.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2016 Form 10-K and have not changed materially from that discussion.
Liquidity and Capital Resources
Overall Liquidity
Our sources of overall liquidity and the requirements for liquidity have not materially changed in the three months ended March 31, 2017. See the 2016 Form 10-K for further discussion.

AVISTA CORPORATION

As of March 31, 2017, we had $252.9 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2021 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months.
Review of Cash Flow Statement
Overall
During the three months ended March 31, 2017, positive cash flows from operating activities were $149.7 million. Cash requirements included utility capital expenditures of $86.8 million, dividends of $23.2 million, the repayment of borrowings under our committed line of credit of $15.0 million and contributions to our pension plan of $7.4 million.
Operating Activities
Net cash provided by operating activities was $149.7 million for the three months ended March 31, 2017 compared to $107.2 million for the three months ended March 31, 2016. The increase in net cash provided by operating activities was primarily related to higher net income after non-cash adjustments of $143.9 million for the first quarter of 2017, compared to $133.4 million in 2016. In addition, during the first quarter of 2016, our collateral posted for derivative instruments increased $42.9 million (cash outflow), compared to an increase of $2.6 million in 2017. Our collateral increased in 2016 due to a decrease in the fair value of outstanding interest rate swap derivatives.
The increased cash inflows were partially offset by an increase in accounts receivable balances, from higher sales during the first quarter of 2017, which resulted from colder weather as compared to the first quarter of 2016 and due to the timing of collections. Also, we increased our pension contributions from $4.0 million in the first quarter of 2016 to $7.4 million in the first quarter of 2017.
Investing Activities
Net cash used in investing activities was $89.9 million for the three months ended March 31, 2017, compared to $91.7 million for the three months ended March 31, 2016. During the first quarter of 2017, we paid $86.8 million for utility capital expenditures compared to $88.9 million for the first three months of 2016.
Financing Activities
Net cash used by financing activities was $42.1 million for the three months ended March 31, 2017 and $13.2 million for the three months ended March 31, 2016. We had the following significant transactions:

•	borrowings under our committed line of credit decreased by $15.0 million in the first quarter of both 2017 and 2016,

•
cash dividends paid to Avista Corp. shareholders increased to $23.2 million (or $0.3575 per share) for the first quarter of 2017 from $21.5 million (or $0.3425 per share) for the first quarter of 2016, and

•	issuance of $0.3 million (net of issuance costs) under share-based compensation plans. In 2016, we issued $27.2 million of common stock under sales agency agreements.
Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and capital leases	$3,317	0.1%	$3,287	0.1%
Short-term borrowings	105,000	3.0%	120,000	3.4%
Long-term debt to affiliated trusts	51,547	1.5%	51,547	1.5%
Long-term debt and capital leases	1,678,113	47.6%	1,678,717	47.9%
Total debt	1,837,977	52.2%	1,853,551	52.9%
Total Avista Corporation shareholders’ equity	1,685,676	47.8%	1,648,727	47.1%
Total	$3,523,653	100.0%	$3,502,278	100.0%
Our shareholders’ equity increased $36.9 million during the first three months of 2017 primarily due to net income, partially offset by dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
Committed Lines of Credit
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2021. As of March 31, 2017, there were $105.0 million of cash borrowings and $42.1 million in letters of credit outstanding (which were primarily issued as collateral for our energy commodity and interest rate swap derivatives), leaving $252.9 million of available liquidity under this line of credit.
The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2017, we were in compliance with this covenant with a ratio of 52.2 percent.
AEL&P has a $25.0 million committed line of credit that expires in November 2019. As of March 31, 2017, there were no borrowings or letters of credit outstanding under this committed line of credit.
The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of March 31, 2017, AEL&P was in compliance with this covenant with a ratio of 54.6 percent.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s committed line of credit were as follows as of and for the three months ended March 31 (dollars in thousands):

	2017	2016
Borrowings outstanding at end of period	$105,000	$90,000
Letters of credit outstanding at end of period	$42,053	$46,695
Maximum borrowings outstanding during the period	$133,500	$160,000
Average borrowings outstanding during the period	$112,078	$129,478
Average interest rate on borrowings during the period	1.56%	1.23%
Average interest rate on borrowings at end of period	1.74%	1.19%
There were no borrowings outstanding under AEL&P's committed line of credit as of March 31, 2017 and March 31, 2016.
As of March 31, 2017, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
Equity Issuances
See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for a discussion of our equity issuances during 2016 and 2017.
2017 Liquidity Expectations
In the second half of 2017, we expect to issue up to $110.0 million of long-term debt and up to $70.0 million of common stock in order to fund planned capital expenditures and maintain an appropriate capital structure.
After considering the expected issuances of long-term debt and common stock during 2017, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.
Capital Expenditures
We are making capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. Our estimated capital expenditures for 2017, 2018 and 2019 have not materially changed during the three months ended March 31, 2017. See the 2016 Form 10-K for further information.

AVISTA CORPORATION

Off-Balance Sheet Arrangements
As of March 31, 2017, we had $42.1 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $34.4 million as of December 31, 2016. The increase in outstanding letters of credit was related to issuing additional letters of credit as collateral based on changes in the fair value of interest rate swap and energy commodity derivatives during the three months ended March 31, 2017.
Pension Plan
Avista Utilities
In the three months ended March 31, 2017 we contributed $7.4 million to the pension plan and we expect to contribute a total of $22.0 million in 2017. We expect to contribute a total of $110.0 million to the pension plan in the period 2017 through 2021, with annual contributions of $22.0 million over that period.
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
See "Note 4 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding the pension plan.
Contractual Obligations
Our future contractual obligations have not materially changed during the three months ended March 31, 2017. See the 2016 Form 10-K for our contractual obligations.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed except for the following during the three months ended March 31, 2017. See the 2016 Form 10-K for all other environmental issues and contingencies.
Climate Change - Federal Regulatory Actions
The Environmental Protection Agency (EPA) released the final rules for the Clean Power Plan (Final CPP) and the Carbon Pollution Standards (Final CPS) on August 3, 2015. The Final CPP and the Final CPS are both intended to reduce the carbon dioxide (CO2) emissions from certain coal-fired and natural gas electric generating units (EGUs). These rules were published in the Federal Register on October 23, 2015 and were immediately challenged via lawsuits by other parties.
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
The promulgated and proposed greenhouse gas rulemakings mentioned above have been legally challenged in multiple venues. On February 9, 2016, the U.S. Supreme Court granted a request for stay, halting implementation of the CPP. On March 28, 2017, the Department of Justice has filed a motion with the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) requesting that the Court hold the cases challenging the CPP in abeyance while the EPA reviews the final rules applicable to existing, as well as to new, modified, and reconstructed electric generating units pursuant to an Executive Order issued by President Trump. The Executive Order also instructed the EPA to review the CPP rule. On April 28, 2017 the D.C. Circuit issued orders to hold the litigation regarding the Clean Air Act §111(d) Clean Power Plan and the §111(b) New Source Performance Standards for power plants in abeyance for a period of 60 days with status reports due from EPA every 30 days. The D.C. Circuit ordered the parties to file supplemental briefs by May 15, 2017 on whether the rules should be remanded to EPA, rather than having the case held in abeyance. Given this development and related ongoing legal challenges, we cannot fully predict the outcome or estimate the extent to which our facilities may be impacted by these regulations at this time. We intend to seek recovery of any costs related to compliance with these requirements through the ratemaking process.
Enterprise Risk Management
The material risks to our businesses were discussed in our 2016 Form 10-K and have not materially changed during the three months ended March 31, 2017. Refer to the 2016 Form 10-K for further discussion of our risks and the mitigation of those risks.

AVISTA CORPORATION

Financial Risk
Our financial risks have not materially changed during the three months ended March 31, 2017. Refer to the 2016 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2016.
Interest Rate Risk
We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 3 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of March 31, 2017 and December 31, 2016.
In April 2017, we entered into a 30-year interest rate swap derivative with a notional amount of $10.0 million and a mandatory cash settlement date of October 2020.
Credit Risk
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of March 31, 2017, we had cash deposited as collateral in the amount of $18.5 million and letters of credit of $30.9 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2016 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at March 31, 2017, we would potentially be required to post up to $4.3 million of additional collateral. This amount is different from the amount disclosed in “Note 3 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 3, this analysis takes into account contractual threshold limits that are not considered in Note 3. Without contractual threshold limits, we would potentially be required to post up to $5.4 million of additional collateral.
Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of March 31, 2017, we had interest rate swap derivatives outstanding with a notional amount totaling $500.0 million and we had deposited cash in the amount of $36.1 million and letters of credit of $4.8 million as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at March 31, 2017, we would be required to post up to $13.3 million of additional collateral.
Energy Commodity Risk
Our energy commodity risks have not materially changed during the three months ended March 31, 2017, except as discussed below. Refer to the 2016 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2017 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
April - December 2017	$(3,635)	$(2,226)	$314	$(14,984)	$43	$7,449	$(272)	$6,485
2018	(6,599)	(423)	—	(9,425)	(129)	4,407	(842)	3,661
2019	(4,220)	(1,577)	(349)	(7,230)	(129)	5,093	(905)	1,816
2020	—	—	(413)	(590)	—	—	(1,332)	—
2021	—	—	—	—	—	—	(875)	—
Thereafter	—	—	—	—	—	—	—	—

AVISTA CORPORATION

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2016 that are expected to be delivered in each respective year (dollars in thousands):

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

(1)
Physical transactions represent commodity transactions where we will take or make delivery of either electricity or natural gas; financial transactions represent derivative instruments with delivery of cash in the amount of the benefit or cost but with no physical delivery of the commodity, such as futures, swap derivatives, options, or forward contracts.

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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2017.
There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
See “Note 10 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”
Item 1A. Risk Factors
Please refer to the 2016 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the U.S. Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2016 Form 10-K.
In addition to these risk factors, see also “Forward-Looking Statements” for additional factors which could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results to differ

AVISTA CORPORATION

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
101
The following financial information from the Quarterly Report on Form 10−Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

AVISTA CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	May 2, 2017	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)