Form 10-Q
period 2017-06-30
AVISTA CORP
filed 2017-08-02
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2017 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 31, 2017, 64,411,244 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

•
failure to complete the proposed merger transaction could negatively impact the market price of Avista Corp.'s common stock or result in termination fees that could have a material adverse effect on our results of operations, financial condition, and cash flows;

•	the announced merger transaction could result in shareholder class action lawsuits against the Company, its management team and board of directors;
External Mandates Risk

•	changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs and our compliance with these matters;

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

AVISTA CORPORATION

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

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
Dollars in thousands, except per share amounts
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating Revenues:
Utility revenues	$308,729	$312,888	$739,266	$725,681
Non-utility revenues	5,772	5,950	11,705	11,330
Total operating revenues	314,501	318,838	750,971	737,011
Operating Expenses:
Utility operating expenses:
Resource costs	102,751	109,815	268,337	271,534
Other operating expenses	81,965	78,666	156,449	154,445
Depreciation and amortization	42,643	39,678	84,628	78,870
Taxes other than income taxes	23,802	22,615	56,464	52,000
Non-utility operating expenses:
Other operating expenses	7,086	6,281	13,265	12,106
Depreciation and amortization	157	192	345	380
Total operating expenses	258,404	257,247	579,488	569,335
Income from operations	56,097	61,591	171,483	167,676
Interest expense	23,670	21,318	47,215	42,591
Interest expense to affiliated trusts	200	154	385	292
Capitalized interest	(890)	(837)	(1,614)	(1,751)
Other income-net	(1,656)	(3,041)	(4,757)	(5,463)
Income before income taxes	34,773	43,997	130,254	132,007
Income tax expense	13,051	16,710	46,395	47,055
Net income	21,722	27,287	83,859	84,952
Net loss (income) attributable to noncontrolling interests	49	(33)	28	(49)
Net income attributable to Avista Corp. shareholders	$21,771	$27,254	$83,887	$84,903
Weighted-average common shares outstanding (thousands), basic	64,401	63,386	64,382	62,995
Weighted-average common shares outstanding (thousands), diluted	64,553	63,783	64,511	63,368

Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.34	$0.43	$1.30	$1.35
Diluted	$0.34	$0.43	$1.30	$1.34
Dividends declared per common share	$0.3575	$0.3425	$0.7150	$0.6850
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
Dollars in thousands
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$21,722	$27,287	$83,859	$84,952
Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $99, $76, $197 and $(587) respectively	183	140	366	(1,089)
Total other comprehensive income (loss)	183	140	366	(1,089)
Comprehensive income	21,905	27,427	84,225	83,863
Comprehensive loss (income) attributable to noncontrolling interests	49	(33)	28	(49)
Comprehensive income attributable to Avista Corporation shareholders	$21,954	$27,394	$84,253	$83,814

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets:
Current Assets:
Cash and cash equivalents	$13,410	$8,507
Accounts and notes receivable-less allowances of $5,607 and $5,026, respectively	133,946	180,265
Regulatory asset for energy commodity derivatives	13,982	11,365
Materials and supplies, fuel stock and stored natural gas	61,187	53,314
Income taxes receivable	35,808	48,265
Other current assets	62,403	49,625
Total current assets	320,736	351,341
Net Utility Property:
Utility plant in service	5,617,233	5,506,499
Construction work in progress	169,000	150,474
Total	5,786,233	5,656,973
Less: Accumulated depreciation and amortization	1,558,773	1,509,473
Total net utility property	4,227,460	4,147,500
Other Non-current Assets:
Investment in affiliated trusts	11,547	11,547
Goodwill	57,672	57,672
Other property and investments-net and other non-current assets	79,487	72,224
Total other non-current assets	148,706	141,443
Deferred Charges:
Regulatory assets for deferred income tax	118,984	109,853
Regulatory assets for pensions and other postretirement benefits	234,046	240,114
Other regulatory assets	134,533	135,751
Regulatory asset for interest rate swaps	168,084	161,508
Non-current regulatory asset for energy commodity derivatives	15,023	16,919
Other deferred charges	5,432	5,326
Total deferred charges	676,102	669,471
Total assets	$5,373,004	$5,309,755
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation
Dollars in thousands
(Unaudited)

	June 30,	December 31,
	2017	2016
Liabilities and Equity:
Current Liabilities:
Accounts payable	$69,165	$115,545
Current portion of long-term debt and capital leases	277,814	3,287
Short-term borrowings	136,398	120,000
Energy commodity derivative liabilities	8,308	7,035
Accrued interest	16,128	15,869
Accrued taxes other than income taxes	33,169	33,374
Deferred natural gas costs	28,973	30,820
Current portion of pensions and other postretirement benefits	11,235	10,994
Current interest rate swap derivative liabilities	36,507	6,025
Other current liabilities	64,417	64,579
Total current liabilities	682,114	407,528
Long-term debt and capital leases	1,403,064	1,678,717
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	280,580	273,983
Pensions and other postretirement benefits	219,584	226,552
Deferred income taxes	886,727	840,928
Non-current interest rate swap derivative liabilities	336	28,705
Other non-current liabilities, regulatory liabilities and deferred credits	162,158	153,319
Total liabilities	3,686,110	3,661,279
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 64,408,983 and 64,187,934 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,075,667	1,075,281
Accumulated other comprehensive loss	(7,202)	(7,568)
Retained earnings	618,708	581,014
Total Avista Corporation shareholders’ equity	1,687,173	1,648,727
Noncontrolling Interests	(279)	(251)
Total equity	1,686,894	1,648,476
Total liabilities and equity	$5,373,004	$5,309,755
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands
(Unaudited)

	2017	2016
Operating Activities:
Net income	$83,859	$84,952
Non-cash items included in net income:
Depreciation and amortization	86,790	81,071
Deferred income tax provision and investment tax credits	36,169	56,652
Power and natural gas cost amortizations, net	6,366	9,958
Amortization of debt expense	1,627	1,742
Amortization of investment in exchange power	1,225	1,225
Stock-based compensation expense	2,643	4,236
Equity-related Allowance for Funds Used During Construction (AFUDC)	(3,292)	(4,368)
Pension and other postretirement benefit expense	18,539	19,315
Amortization of Spokane Energy contract	—	7,192
Other regulatory assets and liabilities and deferred debits and credits	(8,831)	(13,169)
Change in decoupling regulatory deferral	10,365	(24,787)
Other	420	5,032
Contributions to defined benefit pension plan	(14,800)	(8,000)
Changes in certain current assets and liabilities:
Accounts and notes receivable	45,375	50,062
Materials and supplies, fuel stock and stored natural gas	(7,879)	2,510
Collateral posted for derivative instruments	(5,460)	(83,499)
Income taxes receivable	12,457	(1,450)
Other current assets	(3,825)	(4,436)
Accounts payable	(29,435)	(31,484)
Other current liabilities	(3,787)	3,197
Net cash provided by operating activities	228,526	155,951

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(177,714)	(182,815)
Issuance of notes receivable at subsidiaries	(2,500)	(9,668)
Equity and property investments made by subsidiaries	(10,347)	(6,988)
Distributions received from investments	1,915	—
Other	(943)	(7,153)
Net cash used in investing activities	(189,589)	(206,624)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands
(Unaudited)

	2017	2016
Financing Activities:
Net increase in short-term borrowings	$16,000	$55,000
Maturity of long-term debt and capital leases	(1,643)	(1,583)
Issuance of common stock, net of issuance costs	1,247	47,173
Cash dividends paid	(46,193)	(43,267)
Other	(3,445)	(3,612)
Net cash provided by (used in) financing activities	(34,034)	53,711

Net increase in cash and cash equivalents	4,903	3,038

Cash and cash equivalents at beginning of period	8,507	10,484

Cash and cash equivalents at end of period	$13,410	$13,522
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands
(Unaudited)

	2017	2016
Common Stock, Shares:
Shares outstanding at beginning of period	64,187,934	62,312,651
Shares issued	221,049	1,391,644
Shares outstanding at end of period	64,408,983	63,704,295
Common Stock, Amount:
Balance at beginning of period	$1,075,281	$1,004,336
Equity compensation expense	2,559	3,708
Issuance of common stock, net of issuance costs	1,247	47,173
Payment of minimum tax withholdings for share-based payment awards	(3,420)	(3,027)
Balance at end of period	1,075,667	1,052,190
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(7,568)	(6,650)
Other comprehensive income (loss)	366	(1,089)
Balance at end of period	(7,202)	(7,739)
Retained Earnings:
Balance at beginning of period	581,014	530,940
Net income attributable to Avista Corporation shareholders	83,887	84,903
Cash dividends paid on common stock	(46,193)	(43,267)
Balance at end of period	618,708	572,576
Total Avista Corporation shareholders’ equity	1,687,173	1,617,027
Noncontrolling Interests:
Balance at beginning of period	(251)	(339)
Net income (loss) attributable to noncontrolling interests	(28)	49
Balance at end of period	(279)	(290)
Total equity	$1,686,894	$1,616,737
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) as of and for the interim periods ended June 30, 2017 and June 30, 2016 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2016 Form 10-K for definitions of certain terms not defined herein. The acronyms and terms are an integral part of these condensed consolidated financial statements.
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Utility related taxes	$13,552	$12,573	$35,136	$30,938
Property taxes	9,432	9,290	19,838	19,710
Other taxes	818	752	1,490	1,352
Total	$23,802	$22,615	$56,464	$52,000

AVISTA CORPORATION

Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or net realizable value for our non-regulated operations and consisted of the following as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Materials and supplies	$41,492	$40,700
Fuel stock	5,921	4,585
Stored natural gas	13,774	8,029
Total	$61,187	$53,314
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
As of June 30, 2017, the Company has multiple master netting agreements with a variety of entities that allow for cross-commodity netting of derivative agreements with the same counterparty (i.e. power derivatives can be netted with natural gas derivatives). In addition, some master netting agreements allow for the netting of commodity derivatives and interest rate swap derivatives for the same counterparty. The Company does not have any agreements which allow for cross-affiliate netting among multiple affiliated legal entities. The Company nets all derivative instruments when allowed by the agreement for presentation in the Condensed Consolidated Balance Sheets.
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

AVISTA CORPORATION

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consisted of the following as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $3,878 and $4,075, respectively	$7,202	$7,568
The following table details the reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30 (dollars in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended June 30,		Six months ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2017	2016	2017	2016	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$(299)	$(311)	$(598)	$(622)	(a)
Amortization of net loss	3,638	3,642	$7,276	$7,284	(a)
Adjustment due to effects of regulation	(3,057)	(3,115)	(6,115)	(8,338)	(a) (b)
	282	216	563	(1,676)	Total before tax
	(99)	(76)	(197)	587	Tax benefit (expense)
	$183	$140	$366	$(1,089)	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 4 for additional details).

(b)
The adjustment for the effects of regulation during the six months ended June 30, 2016 includes approximately $2.1 million related to the reclassification of a pension regulatory asset associated with one of our jurisdictions into accumulated other comprehensive loss.

Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual if there is a reasonable possibility that a material loss may be incurred. As of June 30, 2017, the Company has not recorded any significant amounts related to unresolved contingencies. See Note 11 for further discussion of the Company's commitments and contingencies.
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
The Company has a revenue recognition standard implementation team that is working through implementation issues. The Company has evaluated this standard and is planning to adopt this standard in 2018 upon its effective date. The Company is expecting to use a modified retrospective method of adoption, which would require a cumulative adjustment to opening retained earnings, as opposed to a full retrospective application. Based on work performed to date, the Company has not identified any material cumulative adjustments necessary.

AVISTA CORPORATION

Since the majority of Avista Corp.’s revenue is from rate-regulated sales of electricity and natural gas to retail customers and revenue is recognized as energy is delivered to these customers, the Company does not expect a significant change in operating revenues or net income. The Company is in the process of reviewing and analyzing certain contracts with customers (most of which are related to wholesale sales of power and natural gas) and has not yet identified any significant differences in revenue recognition between current GAAP and ASU No. 2014-09.
During the implementation process, the Company has identified several issues, the most significant of which are as follows based on our current assessment:
Contributions in Aid of Construction – There was the potential that contributions in aid of construction (CIAC) could be recognized as revenue upon the adoption of ASU No. 2014-09. Under current GAAP, CIACs are accounted for as an offset to the cost of utility plant in service. Current preliminary implementation guidance indicates that CIACs will continue to be accounted for as an offset to utility plant in service.
Utility-Related Taxes Collected from Customers – There were questions on the presentation of utility related taxes collected from customers (primarily state excise taxes and city utility taxes) on a gross basis. Under current GAAP, the Company is allowed to record these utility related taxes on a gross basis in revenue when billed to customers with an offset included in taxes other than income taxes in operating expenses. The Company evaluated whether this gross presentation is appropriate under ASU 2014-09 and the Company's preliminary assessment indicates that there will be no material changes to current presentation.
Collectibility - There were questions regarding the requirement that collection of a sale be probable and how, or if, utilities should consider bad debt collection mechanisms (riders, base rate adjustments, etc.) in assessing probability of collection on sales to low income customers. Current preliminary implementation guidance indicates that bad debt collection mechanisms should be considered; therefore, the Company does not expect a change to its current presentation going forward.
The Company is monitoring utility industry implementation guidance as it relates to certain issues to determine if there will be an industry consensus regarding accounting and presentation of these items.
In addition to the issues described above, the Company also expects significant changes to its revenue-related footnote disclosures. The Company continues to evaluate what information would be most useful for users of the financial statements, including information already provided elsewhere in the document outside the footnote disclosures. These additional disclosures could include the disaggregation of revenues by geographic location, type of service, source of revenue or customer class. Also, the Company expects enhanced disclosures regarding its revenue recognition policies and elections.
ASU No. 2016-02 “Leases (Topic 842).”
In February 2016, the FASB issued ASU No. 2016-02. This ASU introduces a new lessee model that requires most leases to be capitalized and shown on the balance sheet with corresponding lease assets and liabilities. The standard also aligns certain of the underlying principles of the new lessor model with those in Topic 606, the FASB’s new revenue recognition standard. Furthermore, this ASU addresses other issues that arise under the current lease model; for example, eliminating the required use of bright-line tests in current GAAP for determining lease classification (operating leases versus capital leases). This ASU also includes enhanced disclosures surrounding leases. This ASU is effective for periods beginning on or after December 15, 2018; however, early adoption is permitted. Upon adoption, this ASU must be applied using a modified retrospective approach to the earliest period presented, which will likely require restatements of previously issued financial statements. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company evaluated this standard and determined that it will most likely not early adopt this standard before its effective date in 2019. The Company has formed a lease standard implementation team that is working through the implementation process. The most significant implementation challenge identified thus far relates to identifying a complete population of leases and potential leases under the new lease standard. Also, the Company is monitoring utility industry implementation guidance as it relates to several unresolved issues to determine if there will be an industry consensus, including whether right-of-ways are considered leases. The Company has not yet estimated the potential impact on its future financial condition, results of operations and cash flows.
ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”
In March 2016, the FASB issued ASU No. 2016-09. This ASU simplified several aspects of the accounting for employee share-based payment transactions including:

AVISTA CORPORATION

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
As part of Avista Corp.'s resource procurement and management operations in the electric business, Avista Corp. engages in an ongoing process of resource optimization, which involves the economic selection from available energy resources to serve Avista Corp.'s load obligations and the use of these resources to capture available economic value. Avista Corp. transacts in wholesale markets by selling and purchasing electric capacity and energy, fuel for electric generation, and derivative contracts related to capacity, energy and fuel. Such transactions are part of the process of matching resources with load obligations and hedging a portion of the related financial risks. These transactions range from terms of intra-hour up to multiple years.

AVISTA CORPORATION

As part of its resource procurement and management of its natural gas business, Avista Corp. makes continuing projections of its natural gas loads and assesses available natural gas resources including natural gas storage availability. Natural gas resource planning typically includes peak requirements, low and average monthly requirements and delivery constraints from natural gas supply locations to Avista Corp.’s distribution system. However, daily variations in natural gas demand can be significantly different than monthly demand projections. On the basis of these projections, Avista Corp. plans and executes a series of transactions to hedge a portion of its projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend as much as four natural gas operating years (November through October) into the future. Avista Corp. also leaves a significant portion of its natural gas supply requirements unhedged for purchase in short-term and spot markets.
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
The following table presents the underlying energy commodity derivative volumes as of June 30, 2017 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2017	185	999	7,418	63,423	154	1,129	3,378	43,940
2018	397	307	—	78,488	254	1,244	1,360	46,805
2019	235	737	610	42,775	158	982	1,345	26,590
2020	—	—	910	3,635	—	—	1,430	—
2021	—	—	—	—	—	—	1,049	—
Thereafter	—	—	—	—	—	—	—	—

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
The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Number of contracts	24	21
Notional amount (in United States dollars)	$7,588	$2,819
Notional amount (in Canadian dollars)	10,075	3,754
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
The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
June 30, 2017	6	$75,000	2017
	14	275,000	2018
	6	70,000	2019
	3	30,000	2020
	5	60,000	2022
December 31, 2016	6	$75,000	2017
	14	275,000	2018
	6	70,000	2019
	2	20,000	2020
	5	60,000	2022
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

AVISTA CORPORATION

Summary of Outstanding Derivative Instruments
The amounts recorded on the Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2017 (in thousands):

	Fair Value as of June 30, 2017
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$187	$—	$—	$187
Interest rate swap derivatives
Other current assets	5,626	(208)	—	5,418
Other property and investments-net and other non-current assets	5,676	(1,645)	—	4,031
Current interest rate swap derivative liabilities	—	(78,077)	41,570	(36,507)
Non-current interest rate swap derivative liabilities	—	(336)	—	(336)
Energy commodity derivatives
Other current assets	168	(11)	—	157
Current energy commodity derivative liabilities	22,577	(36,716)	5,831	(8,308)
Other non-current liabilities, regulatory liabilities and deferred credits	12,532	(27,555)	3,936	(11,087)
Total derivative instruments recorded on the balance sheet	$46,766	$(144,548)	$51,337	$(46,445)
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2016 (in thousands):

	Fair Value as of December 31, 2016
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$5	$(28)	$—	$(23)
Interest rate swap derivatives
Other current assets	3,393	—	—	3,393
Other property and investments-net and other non-current assets	5,754	(397)	—	5,357
Current interest rate swap derivative liabilities	—	(15,756)	9,731	(6,025)
Non-current interest rate swap derivative liabilities	3,951	(57,825)	25,169	(28,705)
Energy commodity derivatives
Other current assets	18,682	(16,787)	—	1,895
Current energy commodity derivative liabilities	16,335	(29,598)	6,228	(7,035)
Other non-current liabilities, regulatory liabilities and deferred credits	13,071	(29,990)	3,630	(13,289)
Total derivative instruments recorded on the balance sheet	$61,191	$(150,381)	$44,758	$(44,432)
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
The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Energy commodity derivatives
Cash collateral posted	$15,924	$17,134
Letters of credit outstanding	37,250	24,400
Balance sheet offsetting (cash collateral against net derivative positions)	9,767	9,858

Interest rate swap derivatives
Cash collateral posted	41,570	34,900
Letters of credit outstanding	13,100	3,600
Balance sheet offsetting (cash collateral against net derivative positions)	41,570	34,900
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
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$648	$1,124
Additional collateral to post	648	1,046

Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	80,266	73,978
Additional collateral to post	11,210	21,100
NOTE 4. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
Avista Utilities
Avista Utilities’ pension and other postretirement plans have not changed during the six months ended June 30, 2017. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $14.8 million in cash to the pension plan for the six months ended June 30, 2017 and expects to contribute a total of $22.0 million in 2017. The Company contributed $12.0 million in cash to the pension plan in 2016.

AVISTA CORPORATION

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2017	2016	2017	2016
Three months ended June 30:
Service cost	$5,092	$4,569	$799	$804
Interest cost	6,976	6,900	1,374	1,534
Expected return on plan assets	(7,900)	(6,875)	(475)	(475)
Amortization of prior service cost	—	—	(312)	(312)
Net loss recognition	2,317	2,201	1,320	1,494
Net periodic benefit cost	$6,485	$6,795	$2,706	$3,045
Six months ended June 30:
Service cost	$10,134	$9,088	$1,623	$1,583
Interest cost	13,927	13,800	2,773	3,093
Expected return on plan assets	(15,800)	(13,625)	(950)	(950)
Amortization of prior service cost	—	—	(624)	(624)
Net loss recognition	4,863	4,091	2,593	2,859
Net periodic benefit cost	$13,124	$13,354	$5,415	$5,961
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
Borrowings outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Borrowings outstanding at end of period	$136,000	$120,000
Letters of credit outstanding at end of period	$56,703	$34,353
Average interest rates at end of period	1.99%	1.50%
As of June 30, 2017 and December 31, 2016, the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Condensed Consolidated Balance Sheet. The additional short-term borrowings outstanding as of June 30, 2017 on the Condensed Consolidated Balance Sheet relate to a short-term note payable by a subsidiary for the acquisition of land that will be repaid in early 2018.
AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of June 30, 2017 and December 31, 2016, there were no borrowings or letters of credit outstanding under this committed line of credit. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

AVISTA CORPORATION

NOTE 6. LONG-TERM DEBT AND CAPITAL LEASES
The following details long-term debt outstanding as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Maturity Year	Description	Interest Rate	June 30, 2017	December 31, 2016
Avista Corp. Secured Long-Term Debt
2018	First Mortgage Bonds	5.95%	$250,000	$250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (1)	(1)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2044	First Mortgage Bonds	4.11%	60,000	60,000
2045	First Mortgage Bonds	4.37%	100,000	100,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
2051	First Mortgage Bonds	3.54%	175,000	175,000
	Total Avista Corp. secured long-term debt		1,621,700	1,621,700
Alaska Electric Light and Power Company Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75,000	75,000
	Total secured long-term debt		1,696,700	1,696,700
Alaska Energy and Resources Company Unsecured Long-Term Debt
2019	Unsecured Term Loan	3.85%	15,000	15,000
	Total secured and unsecured long-term debt		1,711,700	1,711,700
Other Long-Term Debt Components
	Capital lease obligations		63,791	65,435
	Unamortized debt discount		(709)	(792)
	Unamortized long-term debt issuance costs		(10,204)	(10,639)
	Total		1,764,578	1,765,704
	Secured Pollution Control Bonds held by Avista Corporation (1)		(83,700)	(83,700)
	Current portion of long-term debt and capital leases		(277,814)	(3,287)
	Total long-term debt and capital leases		$1,403,064	$1,678,717

(1)
In December 2010, $66.7 million and $17.0 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) due in 2032 and 2034, respectively, which had been held by Avista Corp. since 2008 and 2009, respectively, were refunded by new variable rate bond issues (Series 2010A and Series 2010B). The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company expects that at a later date, subject to market conditions, these bonds may be remarketed to unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.'s Consolidated Balance Sheets.

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
The distribution rates paid were as follows during the six months ended June 30, 2017 and the year ended December 31, 2016:

	June 30,	December 31,
	2017	2016
Low distribution rate	1.81%	1.29%
High distribution rate	2.08%	1.81%
Distribution rate at the end of the period	2.08%	1.81%
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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,076,925	$951,000	$1,048,661
Long-term debt (Level 3)	677,000	701,924	677,000	675,251
Snettisham capital lease obligation (Level 3)	60,953	62,600	62,160	62,800
Long-term debt to affiliated trusts (Level 3)	51,547	43,042	51,547	38,660
These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 83.50 to 128.87, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on June 30, 2017.
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
June 30, 2017
Assets:
Energy commodity derivatives	$—	$35,198	$—	$(35,041)	$157
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	79	(79)	—
Foreign currency exchange derivatives	—	187	—	—	187
Interest rate swap derivatives	—	11,302	—	(1,853)	9,449
Deferred compensation assets:
Fixed income securities (2)	1,716	—	—	—	1,716
Equity securities (2)	6,067	—	—	—	6,067
Total	$7,783	$46,687	$79	$(36,973)	$17,576
Liabilities:
Energy commodity derivatives	$—	$46,203	$—	$(44,808)	$1,395
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	4,252	(79)	4,173
Power exchange agreement	—	—	13,784	—	13,784
Power option agreement	—	—	43	—	43
Interest rate swap derivatives	—	80,266	—	(43,423)	36,843
Total	$—	$126,469	$18,079	$(88,310)	$56,238

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2016
Assets:
Energy commodity derivatives	$—	$47,994	$—	$(46,099)	$1,895
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	69	(69)	—
Power exchange agreement	—	—	25	(25)	—
Foreign currency exchange derivatives	—	5	—	(5)	—
Interest rate swap derivatives	—	13,098	—	(4,348)	8,750
Deferred compensation assets:
Fixed income securities (2)	1,789	—	—	—	1,789
Equity securities (2)	5,481	—	—	—	5,481
Total	$7,270	$61,097	$94	$(50,546)	$17,915
Liabilities:
Energy commodity derivatives	$—	$56,871	$—	$(55,957)	$914
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	5,954	(69)	5,885
Power exchange agreement	—	—	13,474	(25)	13,449
Power option agreement	—	—	76	—	76
Foreign currency exchange derivatives	—	28	—	(5)	23
Interest rate swap derivatives	—	73,978	—	(39,248)	34,730
Total	$—	$130,877	$19,504	$(95,304)	$55,077

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

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.2 million as of June 30, 2017 and $0.4 million as of December 31, 2016.
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
For the power commodity option agreement, the Company uses the Black-Scholes-Merton valuation model to estimate the fair value, and this model includes significant inputs not observable or corroborated in the market. These inputs include: 1) the strike price (which is an internally derived price based on a combination of generation plant heat rate factors, natural gas market pricing, delivery and other O&M charges) and 2) estimated delivery volumes. Significant increases or decreases in these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, changes in overall commodity market prices are accompanied by directionally similar changes in the strike price assumptions used in the calculation.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of June 30, 2017 (dollars in thousands):

Fair Value (Net) at
	June 30, 2017	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(13,784)	Surrogate facility pricing	O&M charges	$33.59-$49.15/MWh (1)
			Escalation factor	3% - 2017 to 2019
			Transaction volumes	396,984 MWhs
Power option agreement	$(43)	Black-Scholes- Merton	Strike price	$35.92/MWh - 2019
$48.39/MWh - 2018
			Delivery volumes	128,611 - 254,363 MWhs
Natural gas exchange agreement	$(4,173)	Internally derived weighted average cost of gas	Forward purchase prices	$1.66 - $2.38/mmBTU

			Forward sales prices	$1.67 - $3.29/mmBTU
			Purchase volumes	115,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs
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
The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Three months ended June 30, 2017:
Balance as of April 1, 2017	$(4,278)	$(14,419)	$(266)	$(18,963)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(195)	(672)	223	(644)
Settlements	300	1,307	—	1,607
Ending balance as of June 30, 2017 (2)	$(4,173)	$(13,784)	$(43)	$(18,000)
Three months ended June 30, 2016:
Balance as of April 1, 2016	$(6,006)	$(20,193)	$(97)	$(26,296)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(1,551)	4,400	(8)	2,841
Settlements	700	1,179	—	1,879
Ending balance as of June 30, 2016 (2)	$(6,857)	$(14,614)	$(105)	$(21,576)
Six months ended June 30, 2017:
Balance as of January 1, 2017	$(5,885)	$(13,449)	$(76)	$(19,410)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	1,817	(5,165)	33	(3,315)
Settlements	(105)	4,830	—	4,725
Ending balance as of June 30, 2017 (2)	$(4,173)	$(13,784)	$(43)	$(18,000)

Six months ended June 30, 2016:
Balance as of January 1, 2016	$(5,039)	$(21,961)	$(124)	$(27,124)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(3,296)	1,968	19	(1,309)
Settlements	1,478	5,379	—	6,857
Ending balance as of June 30, 2016 (2)	$(6,857)	$(14,614)	$(105)	$(21,576)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 9. COMMON STOCK
In March 2016, the Company entered into four separate sales agency agreements under which Avista Corp.'s sales agents may offer and sell up to 3.8 million new shares of Avista Corp.'s common stock, no par value, from time to time. The sales agency agreements expire on February 29, 2020. As of June 30, 2017, 1.6 million shares have been issued under these agreements, leaving 2.2 million shares remaining to be issued. No shares were issued under these agreements in the six months ended June 30, 2017.
In the six months ended June 30, 2017, Avista Corp. issued 0.2 million shares of common stock, most of which were under employee incentive plans. The Company also issued a small number of shares under the 401(k) employee investment plan. Total net proceeds for all issuances were $1.2 million.

AVISTA CORPORATION

NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Avista Corp. shareholders	$21,771	$27,254	$83,887	$84,903
Denominator:
Weighted-average number of common shares outstanding-basic	64,401	63,386	64,382	62,995
Effect of dilutive securities:
Performance and restricted stock awards	152	397	129	373
Weighted-average number of common shares outstanding-diluted	64,553	63,783	64,511	63,368
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.34	$0.43	$1.30	$1.35
Diluted	$0.34	$0.43	$1.30	$1.34
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
The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2017:
Operating revenues	$296,747	$11,982	$308,729	$5,772	$—	$314,501
Resource costs	99,461	3,290	102,751	—	—	102,751
Other operating expenses	78,970	2,995	81,965	7,086	—	89,051
Depreciation and amortization	41,195	1,448	42,643	157	—	42,800
Income (loss) from operations	53,971	3,597	57,568	(1,471)	—	56,097
Interest expense (2)	22,826	895	23,721	176	(27)	23,870
Income taxes	12,892	1,075	13,967	(916)	—	13,051
Net income (loss) attributable to Avista Corp. shareholders	21,765	1,681	23,446	(1,675)	—	21,771
Capital expenditures (3)	88,612	2,339	90,951	134	—	91,085

AVISTA CORPORATION

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2016:
Operating revenues	$302,641	$10,247	$312,888	$5,950	$—	$318,838
Resource costs	106,607	3,208	109,815	—	—	109,815
Other operating expenses	75,790	2,876	78,666	6,281	—	84,947
Depreciation and amortization	38,351	1,327	39,678	192	—	39,870
Income (loss) from operations	59,862	2,252	62,114	(523)	—	61,591
Interest expense (2)	20,462	895	21,357	149	(34)	21,472
Income taxes	16,349	676	17,025	(315)	—	16,710
Net income (loss) attributable to Avista Corp. shareholders	26,771	1,058	27,829	(575)	—	27,254
Capital expenditures (3)	88,048	5,889	93,937	46	—	93,983
For the six months ended June 30, 2017:
Operating revenues	$712,128	$27,138	$739,266	$11,705	$—	$750,971
Resource costs	262,074	6,263	268,337	—	—	268,337
Other operating expenses	150,682	5,767	156,449	13,265	—	169,714
Depreciation and amortization	81,733	2,895	84,628	345	—	84,973
Income (loss) from operations	162,606	10,782	173,388	(1,905)	—	171,483
Interest expense (2)	45,509	1,789	47,298	343	(41)	47,600
Income taxes	43,909	3,538	47,447	(1,052)	—	46,395
Net income (loss) attributable to Avista Corp. shareholders	80,204	5,534	85,738	(1,851)	—	83,887
Capital expenditures (3)	174,015	3,699	177,714	169	—	177,883
For the six months ended June 30, 2016:
Operating revenues	$702,788	$22,893	$725,681	$11,330	$—	$737,011
Resource costs	265,685	5,849	271,534	—	—	271,534
Other operating expenses	149,046	5,399	154,445	12,106	—	166,551
Depreciation and amortization	76,217	2,653	78,870	380	—	79,250
Income (loss) from operations	161,107	7,725	168,832	(1,156)	—	167,676
Interest expense (2)	40,880	1,790	42,670	310	(97)	42,883
Income taxes	45,021	2,571	47,592	(537)	—	47,055
Net income (loss) attributable to Avista Corp. shareholders	81,758	4,019	85,777	(874)	—	84,903
Capital expenditures (3)	172,483	10,332	182,815	165	—	182,980
Total Assets:
As of June 30, 2017:	$5,034,778	$278,470	$5,313,248	$59,756	$—	$5,373,004
As of December 31, 2016:	$4,975,555	$273,770	$5,249,325	$60,430	$—	$5,309,755

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.

(2)	Including interest expense to affiliated trusts.

(3)	The capital expenditures for the other businesses are included in other investing activities on the Condensed Consolidated Statements of Cash Flows.

AVISTA CORPORATION

NOTE 13. SUBSEQUENT EVENT
On July 19, 2017, Avista Corp. entered into an Agreement and Plan of Merger (Merger Agreement), by and among Hydro One Limited (Hydro One), Olympus Holding Corp., a wholly owned subsidiary of Hydro One (US parent), and Olympus Corp., a wholly owned subsidiary of US parent (Merger Sub). Hydro One, based in Toronto, is Ontario’s largest electricity transmission and distribution provider with more than 1.3 million customers, C$25.0 billion in assets and annual revenues of over C$6.5 billion.
The Merger Agreement provides for Avista Corp. to become an indirect, wholly-owned subsidiary of Hydro One. At the effective time of the merger, each share of Avista Corp. Common Stock issued and outstanding, other than Dissenting Shareholder Shares (as defined in the Merger Agreement) and shares of Avista Corp. Common Stock that are owned by Hydro One, US Parent or Merger Sub or any of their respective subsidiaries, will be converted automatically into the right to receive an amount in cash equal to $53.00, without interest.
Consummation of the merger is subject to the satisfaction or waiver of specified closing conditions, including, but not limited to, (i) the approval of the merger by the holders of a majority of the outstanding shares of Avista Corp. Common Stock, (ii) the receipt of regulatory approvals required to consummate the Merger, including approval from the FERC, the Committee on Foreign Investment in the United States (CFIUS), the Federal Communications Commission (FCC), the UTC, IPUC, Public Service Commission of the State of Montana (MPSC), OPUC, and the RCA, and (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Avista Corp. expects to file for all necessary approvals within 45 to 60 days from the date of the Merger Agreement and the merger is expected to close during the second half of 2018.
The Merger Agreement also contains customary representations, warranties and covenants of Avista Corp., Hydro One, US Parent and Merger Sub. These covenants include, among others, an obligation on behalf of Avista Corp. to operate its business in the ordinary course until the Merger is consummated, subject to certain exceptions. In addition, the parties are required to use reasonable best efforts to obtain any required regulatory approvals.
Avista Corp. has made certain additional customary covenants, including, among others, and subject to certain exceptions, (a) causing a meeting of Avista Corp.’s shareholders to be held to consider approval of the Merger Agreement and (b) a customary non-solicitation covenant prohibiting Avista Corp. from soliciting, providing non-public information or entering into discussions or negotiations concerning proposals relating to alternative business combination transactions, except as and to the extent permitted under the Merger Agreement with respect to an unsolicited written Takeover Proposal (as defined in the Merger Agreement) made prior to the approval of the Merger by Avista Corp.'s shareholders if, among other things, Avista Corp.'s board of directors determines in good faith that such Takeover Proposal is or could be reasonably expected to lead to a Superior Proposal (as defined in the Merger Agreement) and that failure to take such actions would reasonably be expected to be inconsistent with its fiduciary duties under applicable law.
The Merger Agreement may be terminated by Avista Corp. and Hydro One by mutual consent and by either Avista Corp. or Hydro One under certain circumstances, including if the Merger is not consummated by September 30, 2018 (subject to an extension of up to six months by either party if all of the conditions to closing, other than the conditions related to obtaining required regulatory approvals, the absence of a law or injunction preventing the consummation of the Merger and the absence of a Burdensome Condition (as defined in the Merger Agreement) in any required regulatory approval, have been satisfied). The Merger Agreement also provides for certain additional termination rights for each of Avista Corp. and Hydro One. Upon termination of the Merger Agreement under certain specified circumstances, including (i) termination by Avista Corp. in order to enter into a definitive agreement with respect to a Superior Proposal, or (ii) termination by Hydro One following a withdrawal by Avista Corp.'s board or directors of its recommendation of the Merger Agreement, Avista Corp. will be required to pay Hydro One a termination fee of $103.0 million (Company Termination Fee). Avista Corp. will also be required to pay Hydro One the Company Termination Fee in the event Avista Corp. signs or consummates any specified alternative transaction within twelve months following the termination of the Merger Agreement under certain circumstances. In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain required regulatory approvals, the imposition of a Burdensome Condition with respect to a required regulatory approval, or the breach by Hydro One, US Parent or Merger Sub of their obligations in respect of obtaining regulatory approvals, Hydro One will be required to pay Avista Corp. a termination fee of $103.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Avista Corporation
Spokane, Washington
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of June 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and the related condensed consolidated statements of equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
August 1, 2017

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
Business Segments
Our business segments have not changed during the six months ended June 30, 2017. See the 2016 Form 10-K as well as “Note 12 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Avista Utilities	$21,765	$26,771	$80,204	$81,758
AEL&P	1,681	1,058	5,534	4,019
Other	(1,675)	(575)	(1,851)	(874)
Net income attributable to Avista Corp. shareholders	$21,771	$27,254	$83,887	$84,903
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $21.8 million for the three months ended June 30, 2017, a decrease from $27.3 million for the three months ended June 30, 2016. Net income attributable to Avista Corp. shareholders was $83.9 million for the six months ended June 30, 2017, a decrease from $84.9 million for the six months ended June 30, 2016.
The decrease in earnings for both the second quarter and first half of 2017 was due to a decrease in earnings at Avista Utilities and an increase in losses at our other businesses, partially offset by an increase in earnings at AEL&P.
Avista Utilities' earnings decreased for both the second quarter and year-to-date 2017 due to an increase in other operating expenses, primarily due to an increase in generation, transmission and distribution maintenance costs, and increased depreciation and amortization and interest expense. As previously discussed, our 2016 requests for general rate increases in Washington were denied; therefore, we are not receiving regulatory recovery of the increase in expenses. In addition, there were also merger transaction costs incurred during the second quarter of 2017, which are not being passed through to customers. The increase in costs was partially offset by an increase in gross margin (operating revenues less resource costs) as a result of general rate increases in Idaho and Oregon, customer growth and lower electric resource costs. See "Results of Operations – Overall – Non-GAAP Financial Measures" for further discussion of gross margin.
AEL&P earnings increased for the second quarter and year-to-date 2017 primarily as a result of an increase in electric gross margin (operating revenues less resource costs), due to an interim general rate increase and higher loads due to colder weather in the first quarter, partially offset by an increase in operating expenses and a decrease in AFUDC and capitalized interest due to the construction of an additional back-up generation plant in 2016.
The increase in losses at our other businesses for both the second quarter and year-to-date 2017 was primarily related to renovation expenses and increased compliance costs at one of our subsidiaries and additional losses on investments as compared to 2016.
More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.
Recent Development
On July 19, 2017, Avista Corp. entered into a Merger Agreement that provides for Avista Corp. to become an indirect, wholly-owned subsidiary of Hydro One. Subject to the satisfaction or waiver of specified closing conditions, the merger is expected to close during the second half of 2018. At the effective time of the merger, each share of Avista Corp. Common Stock issued and outstanding other than Dissenting Shareholder Shares (as defined in the Merger Agreement) and shares of Avista Corp. Common Stock that are owned by Hydro One, US Parent or Merger Sub or any of their respective subsidiaries, will be converted automatically into the right to receive an amount in cash equal to $53.00, without interest. For further information, see “Note 13 of the Notes to Condensed Consolidated Financial Statements” and Avista Corp.’s Current Report on Form 8-K filed with the SEC on July 19, 2017.

AVISTA CORPORATION

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

AVISTA CORPORATION

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
On April 18, 2016, PC filed an application with the Thurston County Superior Court to certify this matter for review directly by the Court of Appeals, an intermediate appellate court in the State of Washington. The matter was certified on April 29, 2016 and accepted by the Court of Appeals on July 29, 2016. The parties provide briefs to the Court, after which the Court will set the matter for argument. On July 7, 2017, ICNU filed a brief in support of PC. The UTC and Avista Corp. will respond on or before August 7, 2017. Oral argument has been set for September 12, 2017 before the court. A decision from the Court is not expected until late 2017, at the earliest.
In its brief to the Court, the UTC, while defending the use of its attrition adjustment nevertheless requested a partial remand back to the UTC to reevaluate the implementation of our power cost update as part of the general rate case on appeal, doing so by means of a supplemental evidentiary hearing. The power cost update at issue represents approximately $12.0 million of costs.
The new rates established by Order 05 will continue in effect while the Petition for Judicial Review is being considered. We believe the UTC's Order 05 and Order 06 finalizing the electric and natural gas general rate cases provide a reasonable end result for all parties. If the outcome of the judicial review were to result in an electric rate reduction greater than the decrease ordered by the UTC, it may result in a refund liability to customers of up to $9.5 million, which is net of an approximately $2.5 million refund for Washington electric customers related to the 2016 provision for earnings sharing that we have already accrued.
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
On December 23, 2016 we filed a Petition for Reconsideration or, in the alternative, Rehearing (Petition) with the UTC related to our 2016 general rate cases. On February 27, 2017, we received an order from the UTC denying our Petition and confirming its previous order in the case. In its order denying the Petition, the UTC generally referred back to its prior findings and conclusions. See the 2016 Form 10-K for a detailed discussion surrounding UTC's prior findings and the information included in our Petition.
We determined that an appeal of the UTC’s decision to the courts would involve a significant amount of uncertainty regarding the level of success of such an appeal, as well as the timing of any value that might come following a process that would take between one and two years. The Company believes greater long-term value can be achieved through focusing on new general rate cases than through appealing the UTC's decision in the courts.
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
2017 General Rate Cases
On May 26, 2017, we filed two requests with the UTC to recover costs related to power supply and system maintenance as well as capital investments made since the last determination of our rate base in the 2015 Washington general rate cases.
The two filings are summarized as follows:
Power Cost Rate Adjustment
The first filing is an electric only power cost rate adjustment that would update and reset power supply costs, effective September 1, 2017. We requested an overall increase in billed electric rates of 2.9 percent (designed to increase annual electric revenues by $15.0 million). The key drivers behind this request are related to the expiration of a capacity sales

AVISTA CORPORATION

agreement with another utility and an increase in the price of natural gas to fuel our generating plants. Any new rates resulting from the power cost rate adjustment would expire upon the conclusion of the electric general rate case (discussed in further detail below), if approved.
On June 16, 2017, ICNU filed a Motion with the UTC to dismiss the power cost rate adjustment filing, or in the alternative, consolidate the filing with the pending general rate case filing. The UTC Staff and PC filed responses supporting ICNU’s Motion. We expect the UTC to address the power cost rate adjustment by August 10, 2017, at which time they will either approve or deny the request or indicate additional steps that may be necessary.
General Rate Requests
The second request relates to electric and natural gas general rate cases. We filed three-year rate plans for electric and natural gas and have requested the following for each year (dollars in millions):

	Electric		Natural Gas
Effective Date	Proposed Revenue Increase	Proposed Base Rate Increase	Proposed Revenue Increase	Proposed Base Rate Increase
May 1, 2018 (1)	$61.4	12.5%	$8.3	9.3%
May 1, 2019 (2)	$14.0	2.5%	$4.2	4.4%
May 1, 2020 (2)	$14.4	2.5%	$4.4	4.4%

(1)	The $61.4 million electric revenue increase includes the $15.0 million power cost rate adjustment discussed above.

(2)
As a part of the electric rate plan, we have proposed to update power supply costs through a Power Supply Update, the effects of which would also go into effect on May 1, 2019 and May 1, 2020. The requested revenue increases for 2019 and 2020 do not include any power supply adjustments.

Our request is based on a proposed ROR of 7.76 percent with a common equity ratio of 50.0 percent and a 9.9 percent ROE.
As a part of the three-year rate plan, if approved, we would not file another general rate case until June 1, 2020, with new rates effective no earlier than May 1, 2021.
The major drivers of these general rate case requests is to recover the costs associated with our capital investments to replace infrastructure that has reached the end of its useful life, as well as respond to the need for reliability and technology investments required to maintain our integrated energy services grid. Among the capital investments included in the filings are:

•	Major hydroelectric investments at the Little Falls and Nine Mile hydroelectric plants.

•	Generator maintenance at the Kettle Falls biomass plant that will ensure efficient generation and operations.

•
The ongoing project to systematically replace portions of natural gas distribution pipe in our service area that were installed prior to 1987, as well as replacement of other natural gas service equipment.

•	Transmission and distribution system and asset maintenance, such as wood pole replacements, feeder upgrades, and substation and transmission line rebuilds to maintain reliability for our customers.

•	Technology upgrades that support necessary business processes and operational efficiencies that allow us to effectively manage the utility and serve customers.

•	A refresh of the customer-facing website, providing relevant information, greater accessibility on mobile devices, easier navigation, and a streamlined payment experience.
The UTC has up to 11 months to review the general rate case filings and issue a decision.
AMI Project in Washington State
In March 2016, the UTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our plans to replace approximately 253,000 of our existing electric meters with new two-way digital meters and the related software and support services through our AMI project in Washington State. Replacement of the meters is expected to

AVISTA CORPORATION

begin in the second half of 2018. As of June 30, 2017, the estimated undepreciated value for the existing meters is $19.8 million.
In April 2017, we identified approximately 70,000 natural gas encoder receiver transmitters (ERTs) that will need to be replaced as part of the AMI project. In May 2017, we filed a Petition with the UTC requesting deferred accounting treatment for the investment costs associated with the Washington AMI project, including components such as meter communication networks, information management systems and the natural gas ERTs. The Petition requests the deferral and inclusion in a regulatory asset of all AMI investment costs over the multi-year implementation period, until the costs can be reviewed for prudence in a future regulatory proceeding and recovered in retail rates. The undepreciated value of the natural gas ERTS is approximately $3.7 million.
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
2017 General Rate Cases
On June 9, 2017, we filed electric and natural gas general rate requests with the IPUC to recover increased power supply costs and capital investments made since the last determination of our rate base in the 2016 Idaho electric general rate case and the 2015 Idaho natural gas general rate case.
We filed two-year rate plans for electric and natural gas and have requested the following for each year (dollars in millions):

	Electric		Natural Gas
Effective Date	Proposed Revenue Increase	Proposed Base Rate Increase	Proposed Revenue Increase	Proposed Base Rate Increase
January 1, 2018	$18.6	7.5%	$3.5	8.8%
January 1, 2019 (1)	$9.9	3.7%	$2.1	5.0%

(1)	We are not proposing to update base power supply costs for year two of the rate plan, but rather have any differences flow through the PCA mechanism.
Our requests are based on a proposed ROR of 7.81 percent with a common equity ratio of 50.0 percent and a 9.9 percent ROE.
As a part of the two-year rate plan, if approved, we would not file a new general rate case for a new rate plan to be effective prior to January 1, 2020.
The major drivers of these general rate case requests is to recover the costs associated with our capital investments to replace infrastructure that has reached the end of its useful life, as well as respond to the need for reliability and technology investments required to maintain our integrated energy services grid. Among the capital investments included in the filings are:

•	Generator maintenance at the Kettle Falls biomass plant that will ensure efficient generation and operations.

•
The ongoing project to systematically replace portions of natural gas distribution pipe in our service area that were installed prior to 1987, as well as replacement of other natural gas service equipment.

AVISTA CORPORATION

•	Transmission and distribution system and asset maintenance, such as wood pole replacements, feeder upgrades, and substation and transmission line rebuilds to maintain reliability for our customers.

•	Technology upgrades that support necessary business processes and operational efficiencies that allow us to effectively manage the utility and serve customers.

•	A refresh of the customer-facing website, providing relevant information, greater accessibility on mobile devices, easier navigation, and a streamlined payment experience.
A procedural schedule has been agreed to by the parties in the case, and recommended to the IPUC, which would result in an IPUC decision on or before January 1, 2018.
Oregon General Rate Cases
2015 General Rate Case
On February 29, 2016, the OPUC issued a preliminary order (and a final order on March 15, 2016) concluding our natural gas general rate case, which was originally filed with the OPUC in May 2015. The OPUC order approved rates designed to increase overall billed natural gas rates by 4.9 percent (designed to increase annual natural gas revenues by $4.5 million). New rates went into effect on March 1, 2016. The final OPUC order incorporated two partial settlement agreements which were entered into during November 2015 and January 2016.
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
2016 General Rate Case
On May 16, 2017, an all-party settlement agreement was filed with the OPUC, which, if approved by the OPUC, would resolve all issues in the case and new rates would take effect on October 1, 2017.
The settlement proposes that, effective October 1, 2017, we would receive an increase in rates designed to increase annual base revenues by 5.9 percent or $3.5 million. In addition, in the settlement agreement, we agreed to non-recovery of certain utility plant expenditures, which resulted in a write-off of approximately $0.8 million in the second quarter of 2017.
The proposed settlement agreement reflects a 7.35 ROR with a common equity ratio of 50 percent and a 9.4 percent ROE.
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
The RCA must rule on permanent rate increase requests within 450 days (approximately 15 months) from the date of filing, unless otherwise extended by consent of the parties. The timeline for the AEL&P general rate case, with the consent of the parties, was extended to February 8, 2018.
The rate request is based largely on the addition of a new backup generation plant (Industrial Blvd. Plant) to rate base.
Avista Utilities
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in gross margin or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $29.0 million as of June 30, 2017 and a liability of $30.8 million as of December 31, 2016. These balances represent amounts due to customers.

AVISTA CORPORATION

Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers and defer these differences (over the $4.0 million deadband and sharing bands) for future surcharge or rebate to customers. See the 2016 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM was a liability of $23.5 million as of June 30, 2017, compared to a liability of $21.3 million as of December 31, 2016. These deferred power cost balances represent amounts due to customers.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers for future surcharge or rebate to customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a liability of $7.4 million as of June 30, 2017 and a liability of $2.2 million as of December 31, 2016. These deferred power cost balances represent amounts due to customers.
Decoupling and Earnings Sharing Mechanisms
Decoupling is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of Avista Utilities' jurisdictions, each month Avista Utilities' electric and natural gas revenues are adjusted so as to be based on the number of customers in certain customer rate classes and assumed "normal" kilowatt hour and therm sales, rather than being based on actual kilowatt hour and therm sales. The difference between revenues based on the number of customers and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. Only the residential and commercial customer classes are included in our decoupling mechanisms described below.
Washington Decoupling and Earnings Sharing Mechanisms
In Washington, the UTC approved our decoupling mechanisms for electric and natural gas for a five-year period beginning January 1, 2015. Electric and natural gas decoupling surcharge rate adjustments to customers are limited to a 3 percent increase on an annual basis, with any remaining surcharge balance carried forward for recovery in a future period. There is no limit on the level of rebate rate adjustments.
The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations are made for the calendar year just ended. These earnings tests reflect actual decoupled revenues, normalized power supply costs and other normalizing adjustments. The operation of the Washington decoupling and earnings sharing mechanisms has not changed for the six months ended June 30, 2017. These decoupling and earnings sharing mechanisms are more fully described in the 2016 Form 10-K. See below for a summary of cumulative balances under the decoupling and earnings sharing mechanisms.
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

AVISTA CORPORATION

Cumulative Decoupling and Earnings Sharing Mechanism Balances
As of June 30, 2017 and December 31, 2016, we had the following cumulative balances outstanding related to decoupling and earnings sharing mechanisms in our various jurisdictions (dollars in thousands):

	June 30,	December 31,
	2017	2016
Washington
Decoupling surcharge	$24,031	$30,408
Provision for earnings sharing rebate	(5,860)	(5,113)
Idaho
Decoupling surcharge	$6,345	$8,292
Provision for earnings sharing rebate	(3,731)	(5,184)
Oregon
Decoupling surcharge (rebate)	$(19)	$2,021
See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2017 and 2016 related to the decoupling and earnings sharing mechanisms.
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
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the second quarter of 2016 to the second quarter of 2017, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased due to a decrease at Avista Utilities, partially offset by an increase at AEL&P. Avista Utilities' revenues decreased primarily due to a decrease in electric and natural gas wholesale sales and a change in the electric provision for earnings sharing. These revenue decreases were partially offset by an electric general rate increase in Idaho, a natural gas general rate increase in Oregon and higher retail electric and natural gas heating loads due to customer growth and weather that was cooler than the prior year. There were electric decoupling surcharges during both the second quarter of 2017 and 2016 and natural gas decoupling surcharges during the second quarter of 2016, but there was a natural gas decoupling rebate during the second quarter of 2017. The surcharges were larger in 2016 because weather was warmer than normal during that period. AEL&P's revenues increased primarily due to a general rate increase and higher retail heating loads due to weather that was cooler than the prior year. There was also a slight increase in the number of customers at AEL&P.
Utility resource costs decreased due to a decrease at Avista Utilities, partially offset by a slight increase at AEL&P. Avista

AVISTA CORPORATION

Utilities' electric resource costs decreased due to a decrease in purchased power, resulting from a decrease in volumes and a decrease in wholesale prices, as well as a decrease in fuel for generation resulting from higher hydroelectric generation and lower thermal generation.
The increase in utility other operating expenses was due to an increase at Avista Utilities and a slight increase at AEL&P. The increase at Avista Utilities' was the result of an increase in generation, transmission and distribution maintenance costs, as well as a write-off in Oregon of utility plant associated with a general rate case settlement. There were also merger transaction costs incurred during the second quarter of 2017, which are not being passed through to customers. The increased costs were partially offset by decreases in pension, other postretirement benefit and medical expenses.
Utility depreciation and amortization increased due to additions to utility plant.
Non-utility other operating expenses increased primarily due to renovation expenses and increased compliance costs at one of our subsidiaries.
Income taxes decreased due to a decrease in income before income taxes. Our effective tax rate was 37.5 percent for the second quarter of 2017 compared to 38.0 percent for the second quarter of 2016.
Other was primarily related to an increase in interest expense, due to additional debt being outstanding during 2017 as compared to 2016 and partially due to an increase in the overall interest rate. Also, there was an increase in utility taxes other than income taxes primarily due to revenue related taxes and property taxes. Lastly, there was an increase in losses on investments at our subsidiaries.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the six months ended June 30, 2016 to the six months ended June 30, 2017, as well as the various factors that caused such change (dollars in millions):
Utility revenues increased due to increases at both Avista Utilities and AEL&P. Avista Utilities' revenues increased primarily due to an electric general rate increase in Idaho, a natural gas general rate increase in Oregon and higher retail electric and natural gas heating loads due to customer growth and weather that was cooler than the prior year. The increased utility revenues were partially offset by decoupling rebates in the first half of 2017 due to weather that was cooler than normal. This compares to decoupling surcharges during the first half of 2016. These increases were partially offset by a change in the electric provision for earnings sharing, which increased revenue during 2016 (due to a reduction to the 2015 provisions in Washington and Idaho recorded in 2016). AEL&P's revenues increased primarily due to a general rate increase and higher retail heating loads due to weather that was cooler than the prior year.
Utility resource costs decreased due to a decrease at Avista Utilities, partially offset by a slight increase at AEL&P. Avista Utilities' electric resource costs decreased due to a decrease in purchased power, resulting from a decrease in wholesale prices, partially offset by an increase in volumes, and a decrease in fuel for generation resulting from higher hydroelectric generation and lower thermal generation.
The increase in utility other operating expenses was due to an increase at Avista Utilities and a slight increase at AEL&P. The increase at Avista Utilities' was the result of an increase in generation, transmission and distribution maintenance costs, as well

AVISTA CORPORATION

as a write-off in Oregon of utility plant associated with a general rate case settlement. There were also merger transaction costs incurred during the second quarter of 2017, which are not being passed through to customers. The increased costs were partially offset by decreases in pension, other postretirement benefit and medical expenses.
Utility depreciation and amortization increased due to additions to utility plant.
Non-utility other operating expenses increased primarily due to renovation expenses and increased compliance costs at one of our subsidiaries.
Income taxes decreased primarily due to a decrease in income before income taxes. Our effective tax rate was 35.6 percent for the first six months of 2017 and 2016.
Other was primarily related to an increase in interest expense, due to additional debt being outstanding during 2017 as compared to 2016 and partially due to an increase in the overall interest rate. Also, there was an increase in utility taxes other than income taxes primarily due to revenue related taxes and property taxes. Lastly, there was an increase in losses on investments at our subsidiaries.
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
Results of Operations - Avista Utilities
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
The following table presents Avista Utilities' operating revenues, resource costs and resulting gross margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenues	$230,558	$234,791	$80,430	$80,955	$(14,241)	$(13,105)	$296,747	$302,641
Resource costs	69,427	73,350	44,275	46,362	(14,241)	(13,105)	99,461	106,607
Gross margin	$161,131	$161,441	$36,155	$34,593	$—	$—	$197,286	$196,034
The gross margin on electric sales decreased $0.3 million and the gross margin on natural gas sales increased $1.6 million in the second quarter of 2017 compared to the second quarter of 2016. The slight decrease in electric gross margin was primarily due to a change in the provision for earnings sharing (which reduced electric gross margin by $2.0 million for 2017 as compared to 2016), mostly offset by a general rate increase in Idaho, customer growth and lower resource costs. For the second quarter of 2017, we had a $0.6 million pre-tax benefit under the ERM in Washington, compared to a $0.2 million pre-tax expense for the second quarter of 2016. For the full year of 2017, we expect to be in an expense position under the ERM within the $4 million deadband because power supply costs were not reset for 2017 since our 2016 request for a general electric rate increase in Washington was denied. If power supply costs are reset in our Power Cost Rate Adjustment request, we would expect to be in a benefit position under the ERM within the $4 million deadband for the full year of 2017. See further discussion of the Washington order in "Item 2. Management's Discussion and Analysis – Regulatory Matters."
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

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are reflected in utility electric operating revenues for the three months ended June 30 (dollars in thousands):

	Electric Operating Revenues
	2017	2016
Washington
Decoupling surcharge	$3,661	$4,553
Provision for earnings sharing (1)	(130)	1,119
Idaho
Decoupling surcharge	$862	$2,651
Provision for earnings sharing (2)	n/a	711

(1)
The provision for earnings sharing in Washington for the second quarter of 2017 represents an adjustment of the 2016 provision for earnings sharing. We are not expecting a provision for earnings sharing in Washington relating to 2017 earnings. The provision for earnings sharing in Washington in the second quarter of 2016 resulted from a $1.2 million reduction in the 2015 provision for earnings sharing (which increased 2016 revenues), partially offset by a $0.1 million provision for the second quarter of 2016.

(2)
The provision for earnings sharing in Idaho in the second quarter of 2016 resulted from a reduction in the 2015 provision for earnings sharing (which increased 2016 revenues). Beginning in 2016 there is no longer an earnings sharing mechanism in Idaho.

Total electric revenues decreased $4.2 million for the second quarter of 2017 as compared to the second quarter of 2016 primarily reflecting the following:

•	a $7.0 million increase in retail electric revenue due to an increase in total MWhs sold (increased revenues $3.8 million) and an increase in revenue per MWh (increased revenues $3.2 million).

◦
The increase in total retail MWhs sold was the result of weather that was cooler than the prior year (which increased electric heating loads, partially offset by a decrease in cooling loads), as well as customer growth. Compared to the second quarter of 2016, residential electric use per customer increased 6 percent and commercial use per customer decreased 2 percent. Heating degree days in Spokane were 12 percent below normal, but 45 percent above the second quarter of 2016. Cooling degree days in Spokane were 54 percent above normal, but 12 percent below the second quarter of 2016.

◦	The increase in revenue per MWh was primarily due to a general rate increase in Idaho and a greater portion of retail revenues from residential customers in the second quarter of 2017.

•
a $10.1 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $7.2 million) and a decrease in sales volumes (decreased revenues $2.9 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•
a $1.1 million increase in sales of fuel due to an increase in sales of natural gas fuel as part of thermal generation resource optimization activities. For the second quarter of 2017, $5.3 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the second quarter of 2016, $8.0 million of these sales were made to our natural gas operations.

•
a $2.7 million decrease in electric revenue due to decoupling. Weather was generally warmer than normal in both periods, which resulted in decoupling surcharges for both the second quarter of 2017 and 2016; however, the surcharges were larger during 2016 since the weather differed more from normal in 2016 than it did in 2017. Decoupling mechanisms are not impacted by fluctuations in weather compared to prior year, they are only impacted by weather fluctuations as compared to normal weather.

AVISTA CORPORATION

The following graphs present our utility natural gas operating revenues and therms delivered for the three months ended June 30 (dollars in millions and therms in thousands):

(1)	This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues and it also includes revenues and rebates from decoupling.

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are reflected in utility natural gas operating revenues for the three months ended June 30 (dollars in thousands):

	Natural Gas Operating Revenues
	2017	2016
Washington
Decoupling surcharge	$30	$3,595
Provision for earnings sharing	(617)	(320)
Idaho
Decoupling surcharge (rebate)	$(106)	$589
Oregon
Decoupling surcharge (rebate)	$(121)	$1,690
Total natural gas revenues decreased $0.5 million for the second quarter of 2017 as compared to the second quarter of 2016 primarily reflecting the following:

•	a $10.3 million increase in natural gas retail revenues due an increase in volumes (increased revenues $14.4 million), partially offset by lower retail rates (decreased revenues $4.1 million).

◦
We sold more retail natural gas in the second quarter of 2017 as compared to the second quarter of 2016 due to weather that was cooler than the prior year. Compared to the second quarter of 2016, residential natural gas use per customer increased 39 percent and commercial use per customer increased 33 percent. Heating degree days in Spokane were 12 percent below normal, but 45 percent above the second quarter of 2016. Heating degree days in Medford were 11 percent below normal, but 60 percent above the second quarter of 2016.

◦	Lower retail rates were due to PGAs, partially offset by a general rate increase in Oregon.

•
a $4.7 million decrease in wholesale natural gas revenues due to a decrease in volumes (decreased revenues $13.0 million), partially offset by an increase in market prices (increased revenues $8.3 million). In the second quarter of 2017, $9.0 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the second quarter of 2016, $5.1 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
a $6.1 million decrease in natural gas revenue due to decoupling. Weather was generally warmer than normal during the second quarter 2017; however, due to the shape of the normal usage curve for natural gas in the decoupling mechanism, this resulted in a small rebate during the second quarter in Idaho and Oregon and a small net surcharge in Washington. This compares to significant decoupling surcharges in the second quarter of 2016. Decoupling mechanisms are not impacted by fluctuations in weather compared to prior year, they are only impacted by weather fluctuations as compared to normal weather.

The following table presents our average number of electric and natural gas retail customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2017	2016	2017	2016
Residential	333,465	329,551	306,238	299,860
Commercial	42,074	41,732	35,197	34,867
Interruptible	—	—	38	37
Industrial (1)	1,328	1,346	250	255
Public street and highway lighting	558	559	—	—
Total retail customers	377,425	373,188	341,723	335,019

(1)	The decrease in electric industrial customers as compared to the second quarter of 2016 is primarily related to a decrease in Washington irrigation customers.

AVISTA CORPORATION

The following graphs present our utility resource costs for the three months ended June 30 (dollars in millions):
Total resource costs in the graphs above include intracompany resource costs of $14.2 million and $13.1 million for the three months ended June 30, 2017 and June 30, 2016, respectively.
Total electric resource costs decreased $3.9 million for the second quarter of 2017 as compared to the second quarter of 2016 reflecting the following:

•
a $7.3 million decrease in purchased power due to a decrease in the volume of power purchases (decreased costs $1.1 million) and a decrease in wholesale prices (decreased costs $6.2 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•	a $5.5 million decrease in fuel for generation primarily due to a decrease in thermal generation (due in part to increased hydroelectric generation).

•
a $1.5 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as

AVISTA CORPORATION

part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	a $7.0 million increase from amortizations and deferrals of power costs. This change was primarily to result of lower net power supply costs.

•	a $0.2 million net increase from other regulatory amortizations and other electric resource costs.
Total natural gas resource costs decreased $2.1 million for the second quarter of 2017 as compared to the second quarter of 2016 reflecting the following:

•
a $5.4 million increase in natural gas purchased due to an increase in the market price of natural gas (increased costs $16.0 million), partially offset by a decrease in total therms purchased (decreased costs $10.6 million). Total therms purchased decreased due to a decrease in wholesale sales, partially offset by an increase in retail sales.

•	a $0.8 million increase in other regulatory amortizations.

•
an $8.3 million decrease from amortizations and deferrals of natural gas costs. This reflects lower natural gas prices compared to our authorized PGA rates and the deferral of these lower costs, which occurred in the current quarter for future rebate to customers.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016
The following table presents our operating revenues, resource costs and resulting gross margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenues	$494,276	$497,593	$250,642	$236,365	$(32,790)	$(31,170)	$712,128	$702,788
Resource costs	160,302	167,702	134,562	129,153	(32,790)	(31,170)	262,074	265,685
Gross margin	$333,974	$329,891	$116,080	$107,212	$—	$—	$450,054	$437,103
The gross margin on electric sales increased $4.1 million and the gross margin on natural gas sales increased $8.9 million. The increase in electric gross margin was primarily due to a general rate increase in Idaho, customer growth and lower resource costs, partially offset by a change in the provision for earnings sharing (which reduced electric gross margin by $3.0 million for 2017 as compared to 2016). For the six months ended June 30, 2017, we recognized a pre-tax benefit of $4.6 million under the ERM in Washington compared to a benefit of $4.2 million for the six months ended June 30, 2016.
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

AVISTA CORPORATION

The following graphs present our utility electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars in millions and MWhs in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are reflected in utility electric operating revenues for the six months ended June 30 (dollars in thousands):

	Electric Operating Revenues
	2017	2016
Washington
Decoupling surcharge (rebate)	$(1,461)	$8,634
Provision for earnings sharing (1)	(130)	2,169
Idaho
Decoupling surcharge (rebate)	$(1,096)	$5,031
Provision for earnings sharing (2)	n/a	711

(1)
The provision for earnings sharing in Washington for the six months ended June 30, 2017 represents an adjustment of the 2016 provision for earnings sharing. We are not expecting a provision for earnings sharing in Washington relating to 2017 earnings. The provision for earnings sharing in Washington in the six months ended June 30, 2016 resulted from a $2.5 million reduction in the 2015 provision for earnings sharing (which increased 2016 revenues), partially offset by $0.3 million provision for the six months ended June 30, 2016.

(2)
The provision for earnings sharing in Idaho in the six months ended June 30, 2016 resulted from a reduction in the 2015 provision for earnings sharing (which increased 2016 revenues). Beginning in 2016 there is no longer an earnings sharing mechanism in Idaho.

(n/a)	This mechanism did not exist during this time period.
Total electric revenues decreased $3.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily reflecting the following:

•	a $30.6 million increase in retail electric revenue due to an increase in total MWhs sold (increased revenues $22.2 million) and an increase in revenue per MWh (increased revenues $8.4 million).

◦
The increase in total retail MWhs sold was the result of weather that was cooler than the prior year (which increased electric heating loads, partially offset by a decrease in cooling loads), as well as customer growth. Compared to the six months ended June 30, 2016, residential electric use per customer increased 10.6 percent and commercial use per customer increased 0.1 percent. Heating degree days in Spokane were 6 percent above normal and 29 percent above the first six months of 2016. Year-to-date 2016 cooling degree days were 54 percent above normal (mostly in June). However, cooling degree days were 12 percent below the prior year.

◦	The increase in revenue per MWh was primarily due to a general rate increase in Idaho and a greater portion of retail revenues from residential customers in 2017.

•
a $19.4 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $6.8 million) and a decrease in sales prices (decreased revenues $12.6 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•
a $0.8 million increase in sales of fuel due to an increase in sales of natural gas fuel as part of thermal generation resource optimization activities. For the six months ended June 30, 2017, $13.3 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the six months ended June 30, 2016, $16.3 million of these sales were made to our natural gas operations.

•
a $16.2 million decrease in electric revenue due to decoupling. For the year-to-date, weather was overall cooler than normal in 2017, which resulted in decoupling rebates for the first half of 2017. Weather was warmer than normal in the first half of 2016, which resulted in significant decoupling surcharges. Decoupling mechanisms are not impacted by fluctuations in weather compared to prior year, they are only impacted by weather fluctuations as compared to normal weather.

AVISTA CORPORATION

The following graphs present our utility natural gas operating revenues and therms delivered for the six months ended June 30 (dollars in millions and therms in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are reflected in utility natural gas operating revenues for the six months ended June 30 (dollars in thousands):

	Natural Gas Operating Revenues
	2017	2016
Washington
Decoupling surcharge (rebate)	$(5,221)	$6,766
Provision for earnings sharing	(617)	(536)
Idaho
Decoupling surcharge (rebate)	$(883)	$2,126
Oregon
Decoupling surcharge (rebate)	$(2,050)	$1,858
Total natural gas revenues increased $14.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily reflecting the following:

•	a $33.5 million increase in natural gas retail revenues due to an increase in volumes (increased revenues $43.3 million), partially offset by lower retail rates (decreased revenues $9.8 million).

◦
We sold more retail natural gas in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to cooler weather and customer growth. Compared to the first six months of 2016, residential natural gas use per customer increased 28 percent and commercial use per customer increased 29 percent. Heating degree days in Spokane were 6 percent above normal and 29 percent above the first six months of 2016. Heating degree days in Medford were 3 percent below normal, but 24 percent above the first six months of 2016.

◦	Lower retail rates were due to PGAs, partially offset by a general rate increase in Oregon.

•
a $1.0 million decrease in wholesale natural gas revenues due to a decrease in volumes (decreased revenues $22.6 million), mostly offset by an increase in prices (increased revenues $21.6 million). In the six months ended June 30, 2017, $19.5 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the six months ended June 30, 2016, $14.9 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
an $18.9 million decrease in natural gas revenue due to decoupling. For the year-to-date, weather was overall cooler than normal in 2017, which resulted in decoupling rebates for the first half of 2017. Weather was warmer than normal in the first half of 2016, which resulted in significant decoupling surcharges. Decoupling mechanisms are not impacted by fluctuations in weather compared to prior year, they are only impacted by weather fluctuations as compared to normal weather.

The following table presents our average number of electric and natural gas retail customers for the six months ended June 30:

	Electric Customers		Natural Gas Customers
	2017	2016	2017	2016
Residential	333,885	329,810	306,231	299,966
Commercial	42,070	41,698	35,217	34,874
Interruptible	—	—	37	38
Industrial (1)	1,327	1,347	251	256
Public street and highway lighting	562	555	—	—
Total retail customers	377,844	373,410	341,736	335,134

(1)	The decrease in electric industrial customers as compared to the first half of 2016 is primarily related to a decrease in Washington irrigation customers.

AVISTA CORPORATION

The following graphs present our utility resource costs for the six months ended June 30 (dollars in millions):
Total resource costs in the graphs above include intracompany resource costs of $32.8 million and $31.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively.
Total electric resource costs decreased $7.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 reflecting the following:

•
a $7.0 million decrease in purchased power due to a decrease in wholesale prices (decreased costs $7.5 million), partially offset by an increase in the volume of power purchases (increased costs $0.5 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the period.

•	an $11.5 million decrease in fuel for generation primarily due to a decrease in thermal generation (due in part to increased hydroelectric generation).

•	a $2.3 million increase in other fuel costs.

•	an $8.2 million increase from amortizations and deferrals of power costs. This change was primarily to result of lower

AVISTA CORPORATION

net power supply costs.

•	a $0.6 million increase in other regulatory amortizations and other electric resource costs.
Total natural gas resource costs increased $5.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 reflecting the following:

•
a $13.7 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $24.0 million), partially offset by a decrease in total therms purchased (decreased costs $10.3 million). Total therms purchased decreased due to a decrease in wholesale sales, partially offset by an increase in retail sales.

•
an $11.8 million decrease from amortizations and deferrals of natural gas costs. This reflects lower natural gas prices compared to our authorized PGA rates and the deferral of these lower costs, which occurred in the current period for future rebate to customers.

•	a $3.5 million increase in other regulatory amortizations.
Results of Operations - Alaska Electric Light and Power Company
Three months ended June 30, 2017 compared to the three months ended June 30, 2016 and six months ended June 30, 2017 compared to the six months ended June 30, 2016
Net income for AEL&P was $1.7 million for the three months ended June 30, 2017 compared to $1.1 million for the three months ended June 30, 2016. Net income was $5.5 million for the six months ended June 30, 2017 compared to $4.0 million for the six months ended June 30, 2016.
The increase in earnings for both the second quarter and year-to-date was primarily due to an increase in electric gross margin which was $8.7 million for the second quarter of 2017, compared to $7.0 million for the second quarter of 2016. For the year-to-date, electric gross margin was $20.9 million for the six months ended June 30, 2017, compared to $17.0 million for the six months ended June 30, 2016. The increase in electric gross margin was partially offset by an increase in operating expenses and a decrease in equity-related AFUDC due to the construction of an additional back-up generation plant in 2016.
The increase in electric gross margin was primarily related to an interim general rate increase, effective in November 2016, and increases in electric heating loads due to weather that was cooler than the prior year. There were also slight increases in residential and commercial customers. This was partially offset by an increase in resource costs primarily due to purchased power expense, deferred power supply expenses and fuel expense.
While the cooler weather did have some effect on AEL&P revenues during 2017, AEL&P has a relatively stable load profile as it does not have a large population of customers in its service territory with electric heating and cooling requirements; therefore, its revenues are not as sensitive to weather fluctuations as Avista Utilities. However, AEL&P does have higher winter rates for its customers during the peak period of November through May of each year, which drives higher revenues during those periods.
Operating expenses increased primarily due to supplies expense for the new back-up generation plant, which went into service at the end of 2016.
Results of Operations - Other Businesses
Net losses for our other businesses were $1.7 million for the three months ended June 30, 2017 compared to $0.6 million for the three months ended June 30, 2016. Net losses were $1.9 million for the six months ended June 30, 2017 compared to $0.9 million for the six months ended June 30, 2016.
Net losses for the second quarter 2017 and the six months ended June 30, 2017 were primarily related to renovation expenses and increased compliance costs at one of our subsidiaries and additional losses on investments as compared to 2016. These were partially offset by a decrease in corporate costs (including costs associated with exploring strategic opportunities).
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

AVISTA CORPORATION

Liquidity and Capital Resources
Overall Liquidity
Our sources of overall liquidity and the requirements for liquidity have not materially changed in the six months ended June 30, 2017. See the 2016 Form 10-K for further discussion.
As of June 30, 2017, we had $207.3 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2021 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months.
Review of Cash Flow Statement
Overall
During the six months ended June 30, 2017, positive cash flows from operating activities were $228.5 million, which included contributions to our pension plan of $14.8 million. Other cash requirements included utility capital expenditures of $177.7 million, dividends of $46.2 million.
Operating Activities
Net cash provided by operating activities was $228.5 million for the six months ended June 30, 2017 compared to $156.0 million for the six months ended June 30, 2016. The increase in net cash provided by operating activities was primarily related to the amount of collateral posted for derivative instruments where we posted $5.5 million in the first half of 2017, compared to $83.5 million posted in the first half of 2016. Our collateral increased in 2016 due to a decrease in the fair value of outstanding interest rate swap derivatives at that time and also due to fewer counterparties accepting letters of credit as collateral. In 2017, more counterparties are accepting letters of credit as collateral rather than cash. In addition for the first half of 2017, we had increased net income (after consideration of non-cash items included in net income) of $235.5 million, compared to $224.0 million in 2016.
We also increased our pension contributions from $8.0 million in the first half of 2016 to $14.8 million in the first half of 2017.
Investing Activities
Net cash used in investing activities was $189.6 million for the six months ended June 30, 2017, compared to $206.6 million for the six months ended June 30, 2016. During the first half of 2017, we paid $177.7 million for utility capital expenditures compared to $182.8 million for the first half of 2016. Also, during the first half of 2017, our subsidiaries invested $10.3 million in equity and property, compared to $7.0 million invested during the first half of 2016.
Financing Activities
Net cash used by financing activities was $34.0 million for the six months ended June 30, 2017, compared to net cash provided of $53.7 million for the six months ended June 30, 2016. We had the following significant transactions:

•	short-term borrowings increased by $16.0 million in the first half of 2017, compared to an increase of $55.0 million in 2016,

•	cash dividends paid to Avista Corp. shareholders increased to $46.2 million (or $0.715 per share) for the first half of 2017 from $43.3 million (or $0.685 per share) for the first half of 2016, and

•	issuance of $1.2 million (net of issuance costs) under share-based compensation plans. In 2016, we issued $47.2 million of common stock under sales agency agreements.

AVISTA CORPORATION

Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and capital leases	$277,814	7.8%	$3,287	0.1%
Short-term borrowings	136,398	3.8%	120,000	3.4%
Long-term debt to affiliated trusts	51,547	1.5%	51,547	1.5%
Long-term debt and capital leases	1,403,064	39.5%	1,678,717	47.9%
Total debt	1,868,823	52.6%	1,853,551	52.9%
Total Avista Corporation shareholders’ equity	1,687,173	47.4%	1,648,727	47.1%
Total	$3,555,996	100.0%	$3,502,278	100.0%
Our shareholders’ equity increased $38.4 million during the first six months of 2017 primarily due to net income, partially offset by dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
Committed Lines of Credit
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2021. As of June 30, 2017, there were $136.0 million of cash borrowings and $56.7 million in letters of credit outstanding (which were primarily issued as collateral for our energy commodity and interest rate swap derivatives), leaving $207.3 million of available liquidity under this line of credit.
The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of June 30, 2017, we were in compliance with this covenant with a ratio of 52.6 percent.
AEL&P has a $25.0 million committed line of credit that expires in November 2019. As of June 30, 2017, there were no borrowings or letters of credit outstanding under this committed line of credit.
The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of June 30, 2017, AEL&P was in compliance with this covenant with a ratio of 54.1 percent.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s committed line of credit were as follows as of and for the six months ended June 30 (dollars in thousands):

	2017	2016
Borrowings outstanding at end of period	$136,000	$160,000
Letters of credit outstanding at end of period	$56,703	$45,795
Maximum borrowings outstanding during the period	$136,000	$160,000
Average borrowings outstanding during the period	$105,157	$118,832
Average interest rate on borrowings during the period	1.67%	1.22%
Average interest rate on borrowings at end of period	1.99%	1.22%
There were no borrowings outstanding under AEL&P's committed line of credit as of June 30, 2017 and June 30, 2016.
As of June 30, 2017, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
Equity Issuances
See "Note 9 of the Notes to Condensed Consolidated Financial Statements" for a discussion of our equity issuances during 2016 and 2017.

AVISTA CORPORATION

2017 Liquidity Expectations
In the second half of 2017, we expect to issue up to $90.0 million of long-term debt and up to $70.0 million of common stock in order to fund planned capital expenditures and maintain an appropriate capital structure.
After considering the expected issuances of long-term debt and common stock during 2017, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.
Capital Expenditures
We are making capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. Our estimated capital expenditures for 2017, 2018 and 2019 have not materially changed during the six months ended June 30, 2017. See the 2016 Form 10-K for further information.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had $56.7 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $34.4 million as of December 31, 2016. The increase in outstanding letters of credit is partially related to negotiations with interest rate swap counterparties to accept letters of credit as collateral rather than cash collateral and also due to issuing additional letters of credit as collateral based on changes in the fair value of interest rate swap and energy commodity derivatives during the six months ended June 30, 2017.
Pension Plan
Avista Utilities
In the six months ended June 30, 2017 we contributed $14.8 million to the pension plan and we expect to contribute a total of $22.0 million in 2017. We expect to contribute a total of $110.0 million to the pension plan in the period 2017 through 2021, with annual contributions of $22.0 million over that period.
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
Contractual Obligations
Our future contractual obligations have not materially changed during the six months ended June 30, 2017. See the 2016 Form 10-K for our contractual obligations.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed except for the following during the six months ended June 30, 2017. See the 2016 Form 10-K for all other environmental issues and contingencies.
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

AVISTA CORPORATION

Circuit issued orders to hold the litigation regarding the Clean Air Act §111(d) Clean Power Plan and the §111(b) New Source Performance Standards for power plants in abeyance for a period of 60 days with status reports due from the EPA every 30 days. The EPA has continued to ask the Court to hold the rules in abeyance, and, as a result of its ongoing review of the Final CPP, in June 2017 transmitted a draft proposed rule to the Office of Management and Budget. The contents of that proposed rule have not been made public. Given these ongoing developments, we cannot fully predict the outcome or estimate the extent to which our facilities may be impacted by these regulations at this time. We intend to seek recovery of any costs related to compliance with these requirements through the ratemaking process.
Enterprise Risk Management
The material risks to our businesses were discussed in our 2016 Form 10-K and have not materially changed during the six months ended June 30, 2017. Refer to the 2016 Form 10-K for further discussion of our risks and the mitigation of those risks.
Financial Risk
Our financial risks have not materially changed during the six months ended June 30, 2017. Refer to the 2016 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2016.
Interest Rate Risk
We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 3 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of June 30, 2017 and December 31, 2016.
Credit Risk
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of June 30, 2017, we had cash deposited as collateral in the amount of $15.9 million and letters of credit of $37.3 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2016 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at June 30, 2017, we would potentially be required to post up to $4.1 million of additional collateral. This amount is different from the amount disclosed in “Note 3 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 3, this analysis takes into account contractual threshold limits that are not considered in Note 3. Without contractual threshold limits, we would potentially be required to post up to $4.7 million of additional collateral.
Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of June 30, 2017, we had interest rate swap derivatives outstanding with a notional amount totaling $510.0 million and we had deposited cash in the amount of $41.6 million and letters of credit of $13.1 million as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at June 30, 2017, we would be required to post up to $11.2 million of additional collateral.
Energy Commodity Risk
Our energy commodity risks have not materially changed during the six months ended June 30, 2017, except as discussed below. Refer to the 2016 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2017 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2017	$(2,485)	$456	$(732)	$(14,207)	$(70)	$1,995	$(213)	$5,808
2018	(6,880)	(347)	—	(9,416)	(24)	4,234	(870)	3,402
2019	(4,321)	(1,168)	(280)	(6,160)	(19)	4,569	(891)	1,557
2020	—	—	(357)	(489)	—	—	(1,256)	—
2021	—	—	—	—	—	—	(840)	—
Thereafter	—	—	—	—	—	—	—	—

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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2017.
There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
See “Note 11 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”
Item 1A. Risk Factors
Please refer to the 2016 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the U.S. Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2016 Form 10-K, except for the following:

AVISTA CORPORATION

RISKS RELATED TO THE PROPOSED MERGER WITH HYDRO ONE
The Conditions to the Merger May Not Be Satisfied.
The proposed Merger with Hydro One requires approval by the holders of a majority of Avista Corp.'s outstanding shares of common stock and the receipt of regulatory approvals, including from the FERC, the CFIUS, the FCC, the UTC, IPUC, MPSC, OPUC, and the RCA. Such approvals may not be obtained or the regulatory bodies may seek to impose conditions on the completion of the transaction, which could cause the conditions to the Merger to not be satisfied or which could delay or increase the cost of the transaction. In addition, the failure to satisfy other closing conditions could result in a termination of the Merger Agreement by Hydro One or Avista Corp.
Termination Fee.
Upon termination of the Merger Agreement under certain specified circumstances, we will be required to pay Hydro One a Termination Fee of $103.0 million. We will also be required to pay Hydro One the Termination Fee in the event we sign or consummate any specified alternative transaction within twelve months following the termination of the Merger Agreement under certain circumstances. Any fees due as a result of termination could have a material adverse effect on our results of operations, financial condition, and cash flows.
Market Value of Avista Corp. Common Stock; Access to Capital.
There can be no assurance that the Merger will be consummated. Failure to consummate the Merger could (i) affect the value of Avista Corp.'s common stock, including by reducing it to a level at or below the trading range preceding the announcement of the Merger and (ii) negatively affect our access to and cost of both equity and debt financing.
Additionally, if the Merger is not consummated, we will have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger may also result in negative publicity, litigation against Avista Corp. or its directors and officers, and a negative impression of Avista Corp. in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, results of operations and stock price.
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
Item 4. Mine Safety Disclosures
Not applicable.

AVISTA CORPORATION

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of July 19, 2017, by and among Avista Corporation, Hydro One Limited, Olympus Holding Corp. and Olympus Corp. (1)
12	Computation of ratio of earnings to fixed charges (2)
15	Letter Re: Unaudited Interim Financial Information (2)
31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (2)
31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (2)
32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (3)
101
The following financial information from the Quarterly Report on Form 10−Q for the period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. (2)

(1)	Previously filed as exhibit 2.1 to the registrant's Current Report on Form 8-K, filed as of July 19, 2017 and incorporated herein by reference.
(2)	Filed herewith.
(3)	Furnished herewith.

AVISTA CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	August 1, 2017	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)