Form 10-Q
period 2017-09-30
AVISTA CORP
filed 2017-11-01
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2017 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 30, 2017, 64,415,157 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

AVISTA CORPORATION

•
possibility that our integrated resource plans for electric and natural gas will not be acknowledged by the state commissions, which could result in future resource acquisitions based on the integrated resource plans, which are later deemed imprudent;

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

•	wildfires caused by our electric transmission or distribution systems that may result in injuries to the public or property damage;

•	injuries to the public or damage arising from or allegedly arising from our operations;

•	blackouts or disruptions of interconnected transmission systems (the regional power grid);

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

•
failure to complete the proposed acquisition could negatively impact the market price of Avista Corp.'s common stock or result in termination fees that could have a material adverse effect on our results of operations, financial condition, and cash flows;

•
the proposed acquisition of the Company by Hydro One has resulted in multiple shareholder class action lawsuits against the Company and its board of directors that could have a material adverse effect on our results of operations, financial condition, and cash flows and could delay or preclude consummation of the transaction;

External Mandates Risk

•	changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs and our compliance with these matters;

•
the potential effects of initiatives, legislation or administrative rulemaking at the federal, state or local levels, including possible effects on our generating resources of restrictions on greenhouse gas emissions to mitigate concerns over global climate changes;

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

AVISTA CORPORATION

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

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
Dollars in thousands, except per share amounts
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating Revenues:
Utility revenues	$291,640	$296,989	$1,030,906	$1,022,670
Non-utility revenues	5,456	6,360	17,161	17,690
Total operating revenues	297,096	303,349	1,048,067	1,040,360
Operating Expenses:
Utility operating expenses:
Resource costs	108,568	118,737	376,905	390,271
Other operating expenses	77,784	75,160	232,959	229,605
Acquisition costs	6,730	—	8,004	—
Depreciation and amortization	42,968	40,240	127,596	119,110
Taxes other than income taxes	23,269	22,669	79,733	74,669
Non-utility operating expenses:
Other operating expenses	6,598	6,756	19,863	18,862
Depreciation and amortization	137	193	482	573
Total operating expenses	266,054	263,755	845,542	833,090
Income from operations	31,042	39,594	202,525	207,270
Interest expense	23,955	21,632	71,170	64,223
Interest expense to affiliated trusts	216	164	601	456
Capitalized interest	(899)	(507)	(2,513)	(2,258)
Other income-net	(1,841)	(1,562)	(6,598)	(7,025)
Income before income taxes	9,611	19,867	139,865	151,874
Income tax expense	5,153	7,606	51,548	54,661
Net income	4,458	12,261	88,317	97,213
Net loss (income) attributable to noncontrolling interests	(7)	(27)	21	(76)
Net income attributable to Avista Corp. shareholders	$4,451	$12,234	$88,338	$97,137
Weighted-average common shares outstanding (thousands), basic	64,412	63,857	64,392	63,282
Weighted-average common shares outstanding (thousands), diluted	64,892	64,325	64,638	63,687

Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.07	$0.19	$1.37	$1.53
Diluted	$0.07	$0.19	$1.37	$1.53
Dividends declared per common share	$0.3575	$0.3425	$1.0725	$1.0275
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
Dollars in thousands
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$4,458	$12,261	$88,317	$97,213
Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $98, $75, $295 and $(512) respectively	182	140	548	(949)
Total other comprehensive income (loss)	182	140	548	(949)
Comprehensive income	4,640	12,401	88,865	96,264
Comprehensive loss (income) attributable to noncontrolling interests	(7)	(27)	21	(76)
Comprehensive income attributable to Avista Corporation shareholders	$4,633	$12,374	$88,886	$96,188

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	September 30,	December 31,
	2017	2016
Assets:
Current Assets:
Cash and cash equivalents	$14,716	$8,507
Accounts and notes receivable-less allowances of $4,838 and $5,026, respectively	125,595	180,265
Regulatory asset for energy commodity derivatives	22,005	11,365
Materials and supplies, fuel stock and stored natural gas	65,961	53,314
Income taxes receivable	42,111	48,265
Other current assets	46,246	49,625
Total current assets	316,634	351,341
Net Utility Property:
Utility plant in service	5,686,633	5,506,499
Construction work in progress	194,679	150,474
Total	5,881,312	5,656,973
Less: Accumulated depreciation and amortization	1,578,148	1,509,473
Total net utility property	4,303,164	4,147,500
Other Non-current Assets:
Investment in affiliated trusts	11,547	11,547
Goodwill	57,672	57,672
Other property and investments-net and other non-current assets	80,022	72,224
Total other non-current assets	149,241	141,443
Deferred Charges:
Regulatory assets for deferred income tax	123,449	109,853
Regulatory assets for pensions and other postretirement benefits	230,988	240,114
Other regulatory assets	129,112	135,751
Regulatory asset for interest rate swaps	170,079	161,508
Non-current regulatory asset for energy commodity derivatives	16,371	16,919
Other deferred charges	13,194	5,326
Total deferred charges	683,193	669,471
Total assets	$5,452,232	$5,309,755
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation
Dollars in thousands
(Unaudited)

	September 30,	December 31,
	2017	2016
Liabilities and Equity:
Current Liabilities:
Accounts payable	$72,777	$115,545
Current portion of long-term debt and capital leases	277,626	3,287
Short-term borrowings	106,298	120,000
Energy commodity derivative liabilities	11,054	7,035
Accrued interest	29,077	15,869
Accrued taxes other than income taxes	34,520	33,374
Deferred natural gas costs	34,399	30,820
Current portion of pensions and other postretirement benefits	11,544	10,994
Current interest rate swap derivative liabilities	34,520	6,025
Other current liabilities	61,436	64,579
Total current liabilities	673,251	407,528
Long-term debt and capital leases	1,491,789	1,678,717
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	284,263	273,983
Pensions and other postretirement benefits	216,464	226,552
Deferred income taxes	903,943	840,928
Non-current interest rate swap derivative liabilities	1,330	28,705
Other non-current liabilities, regulatory liabilities and deferred credits	158,699	153,319
Total liabilities	3,781,286	3,661,279
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 64,414,572 and 64,187,934 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,077,215	1,075,281
Accumulated other comprehensive loss	(7,020)	(7,568)
Retained earnings	600,132	581,014
Total Avista Corporation shareholders’ equity	1,670,327	1,648,727
Noncontrolling Interests	619	(251)
Total equity	1,670,946	1,648,476
Total liabilities and equity	$5,452,232	$5,309,755
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2017	2016
Operating Activities:
Net income	$88,317	$97,213
Non-cash items included in net income:
Depreciation and amortization	130,803	122,414
Deferred income tax provision and investment tax credits	58,242	87,246
Power and natural gas cost amortizations, net	8,416	11,422
Amortization of debt expense	2,440	2,595
Amortization of investment in exchange power	1,838	1,838
Stock-based compensation expense	5,809	6,261
Equity-related Allowance for Funds Used During Construction (AFUDC)	(5,012)	(6,306)
Pension and other postretirement benefit expense	27,816	29,076
Amortization of Spokane Energy contract	—	10,904
Other regulatory assets and liabilities and deferred debits and credits	(12,683)	(20,215)
Change in decoupling regulatory deferral	20,193	(24,693)
Other	(190)	5,052
Contributions to defined benefit pension plan	(22,000)	(12,000)
Cash paid for settlement of interest rate swap agreements	(11,302)	(53,966)
Cash received for settlement of interest rate swap agreements	2,479	—
Changes in certain current assets and liabilities:
Accounts and notes receivable	52,534	53,726
Materials and supplies, fuel stock and stored natural gas	(12,653)	(3,932)
Collateral posted for derivative instruments	(1,896)	(19,754)
Income taxes receivable	(4,254)	(25,222)
Other current assets	(16)	(8,486)
Accounts payable	(29,992)	(17,206)
Other current liabilities	8,624	18,151
Net cash provided by operating activities	307,513	254,118

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(287,853)	(288,072)
Issuance of notes receivable at subsidiaries	(2,800)	(9,718)
Equity and property investments made by subsidiaries	(10,899)	(8,741)
Distributions received from investments	1,915	—
Other	(2,714)	(8,422)
Net cash used in investing activities	(302,351)	(314,953)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2017	2016
Financing Activities:
Net increase in short-term borrowings	$75,000	$82,000
Proceeds from issuance of long-term debt	—	70,000
Maturity of long-term debt and capital leases	(2,465)	(92,375)
Issuance of common stock, net of issuance costs	1,490	66,756
Cash dividends paid	(69,220)	(65,172)
Other	(3,758)	(3,774)
Net cash provided by financing activities	1,047	57,435

Net increase (decrease) in cash and cash equivalents	6,209	(3,400)

Cash and cash equivalents at beginning of period	8,507	10,484

Cash and cash equivalents at end of period	$14,716	$7,084
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2017	2016
Common Stock, Shares:
Shares outstanding at beginning of period	64,187,934	62,312,651
Shares issued	226,638	1,869,836
Shares outstanding at end of period	64,414,572	64,182,487
Common Stock, Amount:
Balance at beginning of period	$1,075,281	$1,004,336
Equity compensation expense	5,055	5,462
Issuance of common stock, net of issuance costs	1,490	66,756
Payment of minimum tax withholdings for share-based payment awards	(3,420)	(3,073)
Purchase of subsidiary noncontrolling interests	(1,191)	—
Balance at end of period	1,077,215	1,073,481
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(7,568)	(6,650)
Other comprehensive income (loss)	548	(949)
Balance at end of period	(7,020)	(7,599)
Retained Earnings:
Balance at beginning of period	581,014	530,940
Net income attributable to Avista Corporation shareholders	88,338	97,137
Cash dividends paid on common stock	(69,220)	(65,172)
Balance at end of period	600,132	562,905
Total Avista Corporation shareholders’ equity	1,670,327	1,628,787
Noncontrolling Interests:
Balance at beginning of period	(251)	(339)
Net income (loss) attributable to noncontrolling interests	(21)	76
Purchase of subsidiary noncontrolling interests	891	—
Balance at end of period	619	(263)
Total equity	$1,670,946	$1,628,524
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) as of and for the interim periods ended September 30, 2017 and September 30, 2016 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2016 Form 10-K for definitions of certain terms not defined herein. The acronyms and terms are an integral part of these condensed consolidated financial statements.
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
On July 19, 2017, Avista Corp. entered into an Agreement and Plan of Merger (Merger Agreement) to become a wholly-owned subsidiary of Hydro One Limited (Hydro One). Consummation of the pending acquisition is subject to a number of approvals and the satisfaction or waiver of other specified conditions. The transaction is expected to close in the second half of 2018. See Note 13 for additional information.
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
Taxes Other Than Income Taxes
Taxes other than income taxes include state excise taxes, city occupational and franchise taxes, real and personal property taxes and certain other taxes not based on income. These taxes are generally based on revenues or the value of property. Utility-related taxes collected from customers (primarily state excise taxes and city utility taxes) are recorded as operating revenue and expense. Taxes other than income taxes consisted of the following items for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Utility-related taxes	$12,663	$12,095	$47,799	$43,033
Property taxes	9,991	10,047	29,829	29,757
Other taxes	615	527	2,105	1,879
Total	$23,269	$22,669	$79,733	$74,669

AVISTA CORPORATION

Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or net realizable value for our non-regulated operations and consisted of the following as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,	December 31,
	2017	2016
Materials and supplies	$41,518	$40,700
Fuel stock	5,064	4,585
Stored natural gas	19,379	8,029
Total	$65,961	$53,314
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
As of September 30, 2017, the Company has multiple master netting agreements with a variety of entities that allow for cross-commodity netting of derivative agreements with the same counterparty (i.e. power derivatives can be netted with natural gas derivatives). In addition, some master netting agreements allow for the netting of commodity derivatives and interest rate swap derivatives for the same counterparty. The Company does not have any agreements which allow for cross-affiliate netting among multiple affiliated legal entities. The Company nets all derivative instruments when allowed by the agreement for presentation in the Condensed Consolidated Balance Sheets.
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

AVISTA CORPORATION

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consisted of the following as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,	December 31,
	2017	2016
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $3,780 and $4,075, respectively	$7,020	$7,568
The following table details the reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30 (dollars in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 30,		Nine months ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2017	2016	2017	2016	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$(300)	$(312)	$(898)	$(934)	(a)
Amortization of net loss	3,637	3,642	$10,913	$10,926	(a)
Adjustment due to effects of regulation	(3,057)	(3,115)	(9,172)	(11,453)	(a) (b)
	280	215	843	(1,461)	Total before tax
	(98)	(75)	(295)	512	Tax benefit (expense)
	$182	$140	$548	$(949)	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 4 for additional details).

(b)
The adjustment for the effects of regulation during the nine months ended September 30, 2016 includes approximately $2.1 million related to the reclassification of a pension regulatory asset associated with one of our jurisdictions into accumulated other comprehensive loss.

Effective Income Tax Rate
For the three months ended September 30, 2017 and 2016, the Company's effective tax rate was 53.6 percent and 38.3 percent, respectively. For the nine months ended September 30, 2017 and 2016, the Company's effective tax rate was 36.9 percent and 36.0 percent, respectively. The effective tax rate increased during 2017 because the majority of acquisition costs, which reduce income before income taxes, are not deductible for tax purposes and thus do not reduce income tax expense.
Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual if there is a reasonable possibility that a material loss may be incurred. As of September 30, 2017, the Company has not recorded any significant amounts related to unresolved contingencies. See Note 11 for further discussion of the Company's commitments and contingencies.
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

AVISTA CORPORATION

The Company has a revenue recognition standard implementation team that is working through the implementation process. The Company has evaluated this standard and is planning to adopt this standard in 2018 upon its effective date. The Company is expecting to use a modified retrospective method of adoption, which would require a cumulative adjustment to opening retained earnings, as opposed to a full retrospective application. Based on work performed to date, the Company has not identified any material cumulative adjustments necessary.
Since the majority of Avista Corp.’s revenue is from rate-regulated sales of electricity and natural gas to retail customers and revenue is recognized as energy is delivered to these customers, the Company does not expect a significant change in operating revenues or net income. The Company has reviewed and analyzed certain contracts with customers (most of which are related to wholesale sales of power and natural gas) and has not yet identified any significant differences in revenue recognition between current GAAP and ASU No. 2014-09.
During the implementation process, the Company has identified several issues, the most significant of which are as follows based on our current assessment:
Contributions in Aid of Construction – There was the potential that contributions in aid of construction (CIACs) could be recognized as revenue upon the adoption of ASU No. 2014-09. Under current GAAP, CIACs are accounted for as an offset to the cost of utility plant in service. Current implementation guidance indicates that CIACs will continue to be accounted for as an offset to utility plant in service.
Utility-Related Taxes Collected from Customers – There were questions on the presentation of utility-related taxes collected from customers (primarily state excise taxes and city utility taxes) on a gross basis. Under current GAAP, the Company is allowed to record these utility-related taxes on a gross basis in revenue when billed to customers with an offset included in taxes other than income taxes in operating expenses. The Company evaluated whether this gross presentation is appropriate under ASU 2014-09 and the Company's assessment indicates that there will be no material changes to current presentation.
Renewable Energy Credits - Current utility industry implementation guidance indicates that revenue associated with the sale of self-generated renewable energy credits (REC) will be recognized at the time of generation and sale of the credits as opposed to when the RECs are certified in the Western Renewable Energy Generation Information System (WREGIS), which generally occurs during a period subsequent to the sale. This represents a change from the Company's current practice, which is to defer revenue recognition until the time of certification. Revenue associated with the sale of RECs is not material to the financial statements; therefore, this change will not materially impact the amount of revenue recognized each period. Additionally, almost all of the Company's REC revenue is deferred for future rebate to retail customers. As such, any change in the timing of revenue recognition would not have any material impact on net income.
The Company is monitoring utility industry implementation guidance as it relates to the above issues to determine if there will be a final industry consensus regarding accounting and presentation of these items.
In addition to the issues described above, the Company also expects significant changes to its revenue-related footnote disclosures, including the bifurcation of wholesale revenue into derivative and non-derivative sales. The Company continues to evaluate what information would be most useful for users of the financial statements, including information already provided elsewhere in the document outside the footnote disclosures. These additional disclosures could include the disaggregation of revenues by type of service, source of revenue or customer class. Also, the Company expects enhanced disclosures regarding its revenue recognition policies and elections.
ASU No. 2016-02 “Leases (Topic 842)”
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
The Company has formed a lease standard implementation team that is working through the implementation process. Based on work to-date, the implementation team has identified a complete population of existing and potential leases under the new

AVISTA CORPORATION

standard and has completed its review of the agreements associated with this population. However, the team has not yet quantified the impact of recording these leases. In addition, the team is developing a process to identify any new potential leases that may be entered into between now and the standard implementation date in 2019.
The Company is monitoring utility industry implementation guidance as it relates to several unresolved issues to determine if there will be an industry consensus, including whether right-of-ways are considered leases. The Company has not yet estimated the potential impact on its future financial condition, results of operations and cash flows.
ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
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
In addition, only the service-cost component of net benefit cost is eligible for capitalization (e.g., as part of utility plant). This is a change from current practice, under which entities capitalize the aggregate net benefit cost to utility plant when applicable, in accordance with Federal Energy and Regulatory Commission (FERC) accounting guidance. Avista Corp. is a rate-regulated entity and all components of net benefit cost are currently recovered from rate payers as a component of utility plant and, under the new ASU, these costs will continue to be recovered from rate payers in the same manner over the depreciable lives of utility plant. As all such costs are expected to continue to be recoverable, the components that are no longer eligible to be recorded as a component of plant for GAAP will be recorded as regulatory assets.
This ASU is effective for periods beginning after December 15, 2017 and early adoption is permitted. Upon adoption, entities must use a retrospective transition method to adopt the requirement for separate presentation in the income statement and a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service-cost component. The Company did not early adopt this standard and does not expect a material impact on its future financial condition, results of operations or cash flows upon adoption of this standard.
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

AVISTA CORPORATION

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
Avista Corp. plans for sufficient natural gas delivery capacity to serve its retail customers for a theoretical peak day event. Avista Corp. generally has more pipeline and storage capacity than what is needed during periods other than a peak-day. Avista Corp. optimizes its natural gas resources by using market opportunities to generate economic value that helps mitigate fixed costs. Avista Corp. also optimizes its natural gas storage capacity by purchasing and storing natural gas when prices are traditionally lower, typically in the summer, and withdrawing during higher priced months, typically during the winter. However, if market conditions and prices indicate that Avista Corp. should buy or sell natural gas at other times during the year, Avista Corp. engages in optimization transactions to capture value in the marketplace. Natural gas optimization activities include, but are not limited to, wholesale market sales of surplus natural gas supplies, purchases and sales of natural gas to optimize use of pipeline and storage capacity, and participation in the transportation capacity release market.
The following table presents the underlying energy commodity derivative volumes as of September 30, 2017 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWH	Financial (1) MWH	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2017	191	303	5,018	33,165	160	367	1,519	17,878
2018	418	763	3,040	90,750	223	1,275	2,177	63,625
2019	235	737	610	44,290	158	982	1,345	30,050
2020	—	—	910	7,750	—	246	1,430	—
2021	—	—	—	—	—	—	1,049	—
Thereafter	—	—	—	—	—	—	—	—

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
The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,	December 31,
	2017	2016
Number of contracts	19	21
Notional amount (in United States dollars)	$3,198	$2,819
Notional amount (in Canadian dollars)	3,925	3,754
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

AVISTA CORPORATION

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
September 30, 2017	14	$275,000	2018
	6	70,000	2019
	3	30,000	2020
	1	15,000	2021
	5	60,000	2022
December 31, 2016	6	$75,000	2017
	14	275,000	2018
	6	70,000	2019
	2	20,000	2020
	5	60,000	2022
During the third quarter 2017, in connection with the pricing of $90.0 million of Avista Corp. first mortgage bonds that are expected to be issued in December 2017 (see Note 6), the Company cash-settled five interest rate swap derivatives (notional aggregate amount of $60.0 million) and paid a net amount of $8.8 million. Upon settlement of interest rate swap derivatives, the cash payments made or received are recorded as a regulatory asset or liability and are subsequently amortized as a component of interest expense over the life of the associated debt. The settled interest rate swap derivatives are also included as a part of the Company's cost of debt calculation for ratemaking purposes.
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

AVISTA CORPORATION

Summary of Outstanding Derivative Instruments
The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2017 (in thousands):

	Fair Value as of September 30, 2017
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$—	$(51)	$—	$(51)
Interest rate swap derivatives
Other current assets	2,637	(249)	—	2,388
Other property and investments-net and other non-current assets	5,346	(1,896)	—	3,450
Current interest rate swap derivative liabilities	—	(63,074)	28,554	(34,520)
Non-current interest rate swap derivative liabilities	—	(7,136)	5,806	(1,330)
Energy commodity derivatives
Other current assets	197	(70)	—	127
Current energy commodity derivative liabilities	23,904	(46,036)	11,078	(11,054)
Other non-current liabilities, regulatory liabilities and deferred credits	13,891	(30,262)	4,569	(11,802)
Total derivative instruments recorded on the balance sheet	$45,975	$(148,774)	$50,007	$(52,792)
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
The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Energy commodity derivatives
Cash collateral posted	$19,570	$17,134
Letters of credit outstanding	31,500	24,400
Balance sheet offsetting (cash collateral against net derivative positions)	15,647	9,858

Interest rate swap derivatives
Cash collateral posted	34,360	34,900
Letters of credit outstanding	6,000	3,600
Balance sheet offsetting (cash collateral against net derivative positions)	34,360	34,900
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
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$670	$1,124
Additional collateral to post	670	1,046

Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	72,355	73,978
Additional collateral to post	12,730	21,100
NOTE 4. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
Avista Utilities
Avista Utilities’ pension and other postretirement plans have not changed during the nine months ended September 30, 2017. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $22.0 million in cash to the pension plan for the nine months ended September 30, 2017 and does not expect any further contributions during 2017. The Company contributed $12.0 million in cash to the pension plan in 2016.

AVISTA CORPORATION

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2017	2016	2017	2016
Three months ended September 30:
Service cost	$5,092	$4,567	$799	$806
Interest cost	6,976	6,895	1,374	1,530
Expected return on plan assets	(7,900)	(6,887)	(475)	(465)
Amortization of prior service cost	—	1	(274)	(300)
Net loss recognition	2,517	2,161	1,168	1,453
Net periodic benefit cost	$6,685	$6,737	$2,592	$3,024
Nine months ended September 30:
Service cost	$15,226	$13,655	$2,422	$2,389
Interest cost	20,903	20,695	4,147	4,623
Expected return on plan assets	(23,700)	(20,512)	(1,425)	(1,415)
Amortization of prior service cost	—	1	(898)	(924)
Net loss recognition	7,380	6,252	3,761	4,312
Net periodic benefit cost	$19,809	$20,091	$8,007	$8,985
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
Borrowings outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,	December 31,
	2017	2016
Borrowings outstanding at end of period (1)	$195,000	$120,000
Letters of credit outstanding at end of period	$43,853	$34,353
Average interest rates at end of period	1.99%	1.50%

(1)
As of September 30, 2017, there was $195.0 million outstanding under the committed line of credit; however, $105.9 million was classified as short-term borrowings and the remaining $89.1 million was classified as long-term debt on the Condensed Consolidated Balance Sheet due to the Company's intention to refinance such amount on a long-term basis through the issuance and sale of first mortgage bonds in December 2017 pursuant to a bond purchase agreement entered into in September 2017. See Note 7 for further discussion of the bond purchase agreement and the refinancing of short-term debt on a long-term basis. In addition, there were short-term borrowings outstanding as of September 30, 2017 on the Condensed Consolidated Balance Sheet related to a short-term note payable by a subsidiary for the acquisition of land that is expected to be repaid in early 2018.

AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of September 30, 2017 and December 31, 2016, there were no borrowings or letters of credit outstanding under this committed line of credit. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would

AVISTA CORPORATION

only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.
NOTE 6. LONG-TERM DEBT AND CAPITAL LEASES
The following details long-term debt outstanding as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Maturity Year	Description	Interest Rate	September 30, 2017	December 31, 2016
Avista Corp. Secured Long-Term Debt
2018	First Mortgage Bonds	5.95%	$250,000	$250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	22,500	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (1)	(1)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2044	First Mortgage Bonds	4.11%	60,000	60,000
2045	First Mortgage Bonds	4.37%	100,000	100,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
2051	First Mortgage Bonds	3.54%	175,000	175,000
	Total Avista Corp. secured long-term debt		1,621,700	1,621,700
Alaska Electric Light and Power Company Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75,000	75,000
	Total secured long-term debt		1,696,700	1,696,700
Alaska Energy and Resources Company Unsecured Long-Term Debt
2019	Unsecured Term Loan	3.85%	15,000	15,000
	Total secured and unsecured long-term debt		1,711,700	1,711,700
Other Long-Term Debt Components
	Capital lease obligations		62,969	65,435
	Unamortized debt discount		(668)	(792)
	Unamortized long-term debt issuance costs		(9,986)	(10,639)
	Committed line of credit to be refinanced on a long-term basis (2)		89,100	—
	Total		1,853,115	1,765,704
	Secured Pollution Control Bonds held by Avista Corporation (1)		(83,700)	(83,700)
	Current portion of long-term debt and capital leases		(277,626)	(3,287)
	Total long-term debt and capital leases		$1,491,789	$1,678,717

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

AVISTA CORPORATION

unaffiliated investors. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on Avista Corp.'s Consolidated Balance Sheets.

(2)
In September 2017, the Company entered into a bond purchase agreement with four institutional investors in the private placement market for the issuance and sale of $90.0 million of Avista Corp. first mortgage bonds in December 2017. The first mortgage bonds will bear a coupon rate of 3.91 percent and mature in December 2047. The Company intends to use the $90.0 million of bond proceeds, less issuance costs, to refinance on a long-term basis $89.1 million outstanding under the Company's committed line of credit. As such, $89.1 million has been excluded from current liabilities and is recorded as long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2017. In connection with the pricing of the first mortgage bonds, the Company cash-settled five interest rate swap derivatives (notional aggregate amount of $60.0 million) and paid a net amount of $8.8 million.

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
The distribution rates paid were as follows during the nine months ended September 30, 2017 and the year ended December 31, 2016:

	September 30,	December 31,
	2017	2016
Low distribution rate	1.81%	1.29%
High distribution rate	2.19%	1.81%
Distribution rate at the end of the period	2.19%	1.81%
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

AVISTA CORPORATION

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
The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,072,557	$951,000	$1,048,661
Long-term debt (Level 3)	677,000	704,130	677,000	675,251
Snettisham capital lease obligation (Level 3)	60,349	62,000	62,160	62,800
Long-term debt to affiliated trusts (Level 3)	51,547	41,238	51,547	38,660
These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 80.00 to 129.64, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on September 30, 2017.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2017
Assets:
Energy commodity derivatives	$—	$37,902	$—	$(37,775)	$127
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	90	(90)	—
Interest rate swap derivatives	—	7,983	—	(2,145)	5,838
Deferred compensation assets:
Fixed income securities (2)	1,692	—	—	—	1,692
Equity securities (2)	6,276	—	—	—	6,276
Total	$7,968	$45,885	$90	$(40,010)	$13,933
Liabilities:
Energy commodity derivatives	$—	$56,013	$—	$(53,422)	$2,591
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	3,689	(90)	3,599
Power exchange agreement	—	—	16,654	—	16,654
Power option agreement	—	—	12	—	12
Foreign currency exchange derivatives	—	51	—	—	51
Interest rate swap derivatives	—	72,355	—	(36,505)	35,850
Total	$—	$128,419	$20,355	$(90,017)	$58,757

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2016
Assets:
Energy commodity derivatives	$—	$47,994	$—	$(46,099)	$1,895
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	69	(69)	—
Power exchange agreement	—	—	25	(25)	—
Foreign currency exchange derivatives	—	5	—	(5)	—
Interest rate swap derivatives	—	13,098	—	(4,348)	8,750
Deferred compensation assets:
Fixed income securities (2)	1,789	—	—	—	1,789
Equity securities (2)	5,481	—	—	—	5,481
Total	$7,270	$61,097	$94	$(50,546)	$17,915
Liabilities:
Energy commodity derivatives	$—	$56,871	$—	$(55,957)	$914
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	5,954	(69)	5,885
Power exchange agreement	—	—	13,474	(25)	13,449
Power option agreement	—	—	76	—	76
Foreign currency exchange derivatives	—	28	—	(5)	23
Interest rate swap derivatives	—	73,978	—	(39,248)	34,730
Total	$—	$130,877	$19,504	$(95,304)	$55,077

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

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.2 million as of September 30, 2017 and $0.4 million as of December 31, 2016.
Level 3 Fair Value
Under the power exchange agreement the Company purchases power at a price that is based on the average operating and maintenance (O&M) charges from three surrogate nuclear power plants around the country. To estimate the fair value of this agreement, the Company estimates the difference between the purchase price based on the future O&M charges and forward prices for energy. The Company compares the Level 2 brokered quotes and forward price curves described above to an internally developed forward price which is based on the average O&M charges from the three surrogate nuclear power plants for the current year. Because the nuclear power plant O&M charges are only known for one year, all forward years are estimated assuming an annual escalation. In addition to the forward price being estimated using unobservable inputs, the Company also estimates the volumes of the transactions that will take place in the future based on historical average transaction volumes per delivery year (November to April). Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the current year O&M charges for the surrogate plants is accompanied by a directionally similar change in O&M charges in future years. There is generally not a correlation between external market prices and the O&M charges used to develop the internal forward price.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2017 (dollars in thousands):

Fair Value (Net) at
	September 30, 2017	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(16,654)	Surrogate facility pricing	O&M charges	$38.87-$45.20/MWh (1)
			Escalation factor	5% - 2018 to 2019
			Transaction volumes	396,984 - 432,357 MWhs
Power option agreement	$(12)	Black-Scholes- Merton	Strike price	$34.85/MWh - 2019
$47.54/MWh - 2018
			Delivery volumes	157,517 - 222,683 MWhs
Natural gas exchange agreement	$(3,599)	Internally derived weighted average cost of gas	Forward purchase prices	$1.70 - $2.24/mmBTU

			Forward sales prices	$1.63 - $3.20/mmBTU
			Purchase volumes	115,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs
(1) The average O&M charges for the delivery year beginning in November 2017 are $41.95 per MWh. For ratemaking purposes the average O&M charges to be included for recovery in retail rates vary slightly between regulatory jurisdictions. The average O&M charges for the delivery year beginning in 2017 are $45.32 for Washington and $41.95 for Idaho.

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
The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Three months ended September 30, 2017:
Balance as of July 1, 2017	$(4,173)	$(13,784)	$(43)	$(18,000)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	617	(2,870)	31	(2,222)
Settlements	(43)	—	—	(43)
Ending balance as of September 30, 2017 (2)	$(3,599)	$(16,654)	$(12)	$(20,265)
Three months ended September 30, 2016:
Balance as of July 1, 2016	$(6,857)	$(14,614)	$(105)	$(21,576)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	336	(1,696)	(692)	(2,052)
Settlements	—	—	—	—
Ending balance as of September 30, 2016 (2)	$(6,521)	$(16,310)	$(797)	$(23,628)
Nine months ended September 30, 2017:
Balance as of January 1, 2017	$(5,885)	$(13,449)	$(76)	$(19,410)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	2,434	(8,035)	64	(5,537)
Settlements	(148)	4,830	—	4,682
Ending balance as of September 30, 2017 (2)	$(3,599)	$(16,654)	$(12)	$(20,265)

Nine months ended September 30, 2016:
Balance as of January 1, 2016	$(5,039)	$(21,961)	$(124)	$(27,124)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(2,960)	272	(673)	(3,361)
Settlements	1,478	5,379	—	6,857
Ending balance as of September 30, 2016 (2)	$(6,521)	$(16,310)	$(797)	$(23,628)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 9. COMMON STOCK
The Company has entered into four separate sales agency agreements under which Avista Corp.'s sales agents may offer and sell up to 3.8 million new shares of Avista Corp.'s common stock, no par value, from time to time. The sales agency agreements expire on February 29, 2020. As of September 30, 2017, 1.6 million shares have been issued under these agreements, leaving 2.2 million shares remaining to be issued. No shares were issued under these agreements in the nine months ended September 30, 2017.
In the nine months ended September 30, 2017, Avista Corp. issued 0.2 million shares of common stock, most of which were under employee incentive plans. The Company also issued a small number of shares under the 401(k) employee investment plan. Total net proceeds for all issuances were $1.5 million.

AVISTA CORPORATION

NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Avista Corp. shareholders	$4,451	$12,234	$88,338	$97,137
Denominator:
Weighted-average number of common shares outstanding-basic	64,412	63,857	64,392	63,282
Effect of dilutive securities:
Performance and restricted stock awards	480	468	246	405
Weighted-average number of common shares outstanding-diluted	64,892	64,325	64,638	63,687
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.07	$0.19	$1.37	$1.53
Diluted	$0.07	$0.19	$1.37	$1.53
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
The CFSA describes programs intended to help restore bull trout populations in the project area. Using the concept of adaptive management and working closely with the USFWS, the Company evaluated the feasibility of fish passage at Cabinet Gorge and Noxon Rapids. The results of these studies led, in part, to the decision to move forward with development of permanent facilities, among other bull trout enhancement efforts. Parties to the CFSA have agreed to finalize the design of a fishway and plan its construction. Final design and construction costs are expected in late 2017 or early 2018. The Company believes its ongoing efforts through the CFSA continue to effectively address issues related to bull trout. Avista Corp. cannot at this time predict the outcome or estimate a range of costs associated with this contingency; however, the Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to fish passage at Cabinet Gorge and Noxon Rapids.
Legal Proceedings Related to the Pending Acquisition by Hydro One
See Note 13 for information regarding the proposed acquisition of the Company by Hydro One.
In connection with the proposed acquisition, as of the date of this quarterly report, three lawsuits have been filed in the United States District Court for the Eastern District of Washington, captioned as follows:

•	Jenβ v. Avista Corporation., et al.,No. 2:17-cv-00333 (E.D. Wash.) (filed September 25, 2017);

•	Samuel v. Avista Corporation, et al., No. 2:17-cv-00334 (E.D. Wash.) (filed September 26, 2017); and

•	Sharpenter v. Avista Corporation., et al., No. 2:17-cv-00336 (E.D. Wash.) (filed September 26, 2017)
In addition one lawsuit has been filed in the Superior Court for the State of Washington in and for Spokane County, captioned as follows:

•	Fink v. Morris, et al., No. 17203616-6 (filed September 15, 2017, amended complaint filed October 25, 2017).
These lawsuits were filed against Avista Corporation, Hydro One Limited, Olympus Holding Corp. and Olympus Corp., as well as all members of the Company's Board of Directors, namely Erik Anderson, Kristianne Blake, Donald Burke, Rebecca Klein, Scott Maw, Scott Morris, Marc Racicot, Heidi Stanley, John Taylor and Janet Widmann, except that in Fink, Avista Corporation is not named and Bank of America Merrill Lynch is named as a defendant, and in the Jenβ and Samuelson cases Hydro One Limited, Olympus Holding Corp., and Olympus Corp. are not named as defendants.
The complaints generally allege, among other things, that the members of the Board breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process and agreeing to the acquisition at a price that allegedly undervalues Avista Corporation, and that Hydro One Limited, Olympus Holding Corp., and Olympus Corp. aided and abetted those purported breaches of duty. The aiding and abetting claims in Fink and Sharpenter were brought only against Hydro One Limited, Olympus Holding Corp. and Olympus Corp. The complaints also allege misstatements and omissions of material facts in the Company's proxy soliciting materials relating to the special meeting of shareholders to be held November 21, 2017 to approve the acquisition. The complaints seek various remedies, including an injunction against the acquisition and monetary damages, including attorneys’ fees and expenses.
All defendants deny any wrongdoing in connection with the proposed acquisition and plan to vigorously defend against all pending claims; however, the Company cannot at this time predict the eventual outcome.
Interest Rate Swaps included in the 2017 Washington General Rate Cases
On October 27, 2017, UTC Staff and other parties to Avista Corp.'s electric and natural gas general rate cases filed their testimony. These parties recommended lower revenue requirements than what was proposed in Avista Corp.'s original filings. Additionally, the UTC Staff recommended the disallowance of the Washington portion of the Company's 2016 settled interest rate swaps. The total amount of the 2016 settled interest rate swaps was $54.0 million, with approximately 60 percent of this total being allocated to Washington.
In addition to the settled interest rate swaps from 2016, the Company has a net regulatory asset of $8.8 million for interest rate swaps settled during the third quarter of 2017, and a net regulatory asset of $64.4 million for unsettled interest rate swaps as of September 30, 2017 related to forecasted debt issuances. Of those amounts, approximately 60 percent relate to Washington. If recovery of the 2016 settled interest rate swap payments referenced above is disallowed by the UTC, this could change the Company's current conclusion that settlement payments related to the 2017 settled interest rate swaps and the unsettled interest

AVISTA CORPORATION

rate swaps are probable of recovery through rates. If the Company concluded that recovery of these swap related payments were no longer probable, the Company would be required to derecognize the related regulatory assets and liabilities with an adjustment through the income statement, and any subsequent gains and losses would be recognized through the income statement rather than recorded as a regulatory asset or liability.
Interest rate swaps are a tool used throughout multiple industries to manage interest rate risk. They also provide certainty for future cash flows associated with future borrowings. Interest rate swap settlements have been included as a component of Avista Corp.’s cost of debt that has been approved by the UTC in past general rate cases. Accordingly, the Company still believes the interest rate swap payments are recoverable and will continue to work through the rate case process; however, the Company cannot predict the outcome of these rate cases and whether a disallowance will occur.
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
The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2017:
Operating revenues	$280,776	$10,864	$291,640	$5,456	$—	$297,096
Resource costs	104,516	4,052	108,568	—	—	108,568
Other operating expenses (2)	81,045	3,469	84,514	6,598	—	91,112
Depreciation and amortization	41,516	1,452	42,968	137	—	43,105
Income (loss) from operations	31,023	1,298	32,321	(1,279)	—	31,042
Interest expense (3)	23,132	895	24,027	215	(71)	24,171
Income taxes	5,972	44	6,016	(863)	—	5,153
Net income (loss) attributable to Avista Corp. shareholders	5,419	427	5,846	(1,395)	—	4,451
Capital expenditures (4)	109,066	1,073	110,139	1,050	—	111,189

AVISTA CORPORATION

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2016:
Operating revenues	$287,193	$9,796	$296,989	$6,360	$—	$303,349
Resource costs	115,228	3,509	118,737	—	—	118,737
Other operating expenses	72,318	2,842	75,160	6,756	—	81,916
Depreciation and amortization	38,909	1,331	40,240	193	—	40,433
Income (loss) from operations	38,554	1,629	40,183	(589)	—	39,594
Interest expense (3)	20,772	894	21,666	149	(19)	21,796
Income taxes	7,983	339	8,322	(716)	—	7,606
Net income (loss) attributable to Avista Corp. shareholders	12,673	866	13,539	(1,305)	—	12,234
Capital expenditures (4)	101,558	3,699	105,257	105	—	105,362
For the nine months ended September 30, 2017:
Operating revenues	$992,904	$38,002	$1,030,906	$17,161	$—	$1,048,067
Resource costs	366,590	10,315	376,905	—	—	376,905
Other operating expenses (2)	231,727	9,236	240,963	19,863	—	260,826
Depreciation and amortization	123,249	4,347	127,596	482	—	128,078
Income (loss) from operations	193,629	12,080	205,709	(3,184)	—	202,525
Interest expense (3)	68,641	2,684	71,325	558	(112)	71,771
Income taxes	49,881	3,582	53,463	(1,915)	—	51,548
Net income (loss) attributable to Avista Corp. shareholders	85,623	5,961	91,584	(3,246)	—	88,338
Capital expenditures (4)	283,081	4,772	287,853	1,219	—	289,072
For the nine months ended September 30, 2016:
Operating revenues	$989,981	$32,689	$1,022,670	$17,690	$—	$1,040,360
Resource costs	380,913	9,358	390,271	—	—	390,271
Other operating expenses	221,364	8,241	229,605	18,862	—	248,467
Depreciation and amortization	115,126	3,984	119,110	573	—	119,683
Income (loss) from operations	199,661	9,354	209,015	(1,745)	—	207,270
Interest expense (3)	61,652	2,684	64,336	459	(116)	64,679
Income taxes	53,004	2,910	55,914	(1,253)	—	54,661
Net income (loss) attributable to Avista Corp. shareholders	94,431	4,885	99,316	(2,179)	—	97,137
Capital expenditures (4)	274,041	14,031	288,072	270	—	288,342
Total Assets:
As of September 30, 2017:	$5,116,059	$276,426	$5,392,485	$59,747	$—	$5,452,232
As of December 31, 2016:	$4,975,555	$273,770	$5,249,325	$60,430	$—	$5,309,755

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.

(2)
Other operating expenses for Avista Utilities for the three and nine months ended September 30, 2017 include acquisition costs of $6.7 million and $8.0 million, respectively, which are separately disclosed on the Condensed Consolidated Statements of Income.

(3)	Including interest expense to affiliated trusts.

(4)	The capital expenditures for the other businesses are included in other investing activities on the Condensed Consolidated Statements of Cash Flows.
NOTE 13. PENDING ACQUISITION BY HYDRO ONE
On July 19, 2017, Avista Corp. entered into a Merger Agreement, by and among Hydro One, Olympus Holding Corp., a wholly owned subsidiary of Hydro One (US parent), and Olympus Corp., a wholly owned subsidiary of US parent (Merger Sub). Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into Avista Corp. (the

AVISTA CORPORATION

"Merger"), with Avista Corp. surviving as an indirect, wholly-owned subsidiary of Hydro One. Hydro One, based in Toronto, is Ontario’s largest electricity transmission and distribution provider.
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
Consummation of the Merger is subject to the satisfaction or waiver, if permissible under applicable law, of specified closing conditions, including, but not limited to, (i) the approval of the Merger by the holders of a majority of the outstanding shares of Avista Corp. Common Stock, (ii) the receipt of regulatory approvals required to consummate the Merger, including approval from the FERC, the Committee on Foreign Investment in the United States (CFIUS), the Federal Communications Commission (FCC), the UTC, IPUC, Public Service Commission of the State of Montana (MPSC), OPUC, and the RCA, and (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
On September 14, 2017, Avista Corp. and Hydro One filed applications for approval of the acquisition with the FERC, the UTC, the IPUC, the OPUC, the MPSC and the RCA, requesting approval of the transaction on or before August 14, 2018. However, the OPUC has set a procedural schedule with an end date no later than September 14, 2018.
As part of the applications for approval, Hydro One and Avista Corp. have proposed to flow through to Avista Corp.'s Washington, Idaho and Oregon retail customers, a rate credit totaling $31.5 million among the three jurisdictions over a 10-year period beginning at the time the Merger closes. In addition, to the extent Avista Corp. and Hydro One in a future rate proceeding demonstrate that cost savings, or benefits, directly related to the proposed transaction are already being flowed through to customers through base retail rates, the rate credit to customers would be reduced by an amount up to the $22.0 million over the 10-year period. The portion of the total rate credit that is not allowable for offset effectively represents acceptance by Hydro One of a lower rate of return during the 10-year period.
On October 2, 2017, the Company distributed the definitive proxy statement associated with a special meeting of shareholders to be held on November 21, 2017 to vote on the transaction. The transaction is expected to close in the second half of 2018 subject to all of the above referenced approvals and the satisfaction or waiver of other specified conditions.
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
Avista Corp. has made certain additional customary covenants, including, among others, and subject to certain exceptions, a customary non-solicitation covenant prohibiting Avista Corp. from soliciting, providing non-public information or entering into discussions or negotiations concerning proposals relating to alternative business combination transactions, except as and to the extent permitted under the Merger Agreement with respect to an unsolicited written Takeover Proposal (as defined in the Merger Agreement) made prior to the approval of the Merger by Avista Corp.'s shareholders if, among other things, Avista Corp.'s board of directors determines in good faith that such Takeover Proposal is or could be reasonably expected to lead to a Superior Proposal (as defined in the Merger Agreement) and that failure to take such actions would reasonably be expected to be inconsistent with its fiduciary duties under applicable law.
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

AVISTA CORPORATION

See Note 11 for discussion of shareholder lawsuits filed against the Company, the Company’s directors, Hydro One Limited, Olympus Holding Corp., and Olympus Corp. in relation to the Merger Agreement and the proposed Merger. See also the Company's Current Report on Form 8-K, filed with the SEC on July 19, 2017, and its definitive proxy statement relating to the special meeting of shareholders to approve the proposed transaction, filed with the SEC on October 2, 2017. The Merger Agreement was filed as Exhibit 2.1 to such Current Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Avista Corporation
Spokane, Washington
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the “Company”) as of September 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the related condensed consolidated statements of equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
October 31, 2017

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
Business Segments
Our business segments have not changed during the nine months ended September 30, 2017. See the 2016 Form 10-K as well as “Note 12 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Avista Utilities	$5,419	$12,673	$85,623	$94,431
AEL&P	427	866	5,961	4,885
Other	(1,395)	(1,305)	(3,246)	(2,179)
Net income attributable to Avista Corp. shareholders	$4,451	$12,234	$88,338	$97,137
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $4.5 million for the three months ended September 30, 2017, a decrease from $12.2 million for the three months ended September 30, 2016. Net income attributable to Avista Corp. shareholders was $88.3 million for the nine months ended September 30, 2017, a decrease from $97.1 million for the nine months ended September 30, 2016.
The decrease in earnings for both the third quarter and first nine months of 2017 was due to a decrease in earnings at Avista Utilities and an increase in losses at our other businesses (primarily during the first half of the year). There was also a decrease in earnings at AEL&P for the third quarter, but an increase in earnings for the first nine months of 2017.
Avista Utilities' earnings decreased for both the third quarter and year-to-date 2017 due to an increase in other operating expenses, primarily due to an increase in generation and distribution maintenance costs, compensation costs, depreciation and amortization and interest expense. As discussed below, our 2016 requests for general rate increases in Washington were denied, as was our 2017 Washington power cost rate adjustment; therefore, we are not receiving regulatory recovery of the increase in expenses. In addition, there were also acquisition costs incurred during the second and third quarters of 2017, which are not being passed through to customers. Further, since a majority of these acquisition costs are not deductible for income tax purposes, earnings reflect the full amount of such costs. The increase in costs was partially offset by an increase in gross margin (operating revenues less resource costs) as a result of general rate increases in Idaho and Oregon, customer growth and lower electric resource costs. See "Results of Operations – Overall – Non-GAAP Financial Measures" for further discussion of gross margin.
AEL&P earnings decreased for the third quarter 2017, but increased for the year-to-date 2017. For both the third quarter and year-to-date, there was an increase in revenue due to an interim general rate increase, higher electric loads and a slight increase in residential and commercial customers. During the third quarter 2017, there was a customer refund charge related to a settlement agreement in AEL&P's electric general rate case which mostly offset the revenue increase for the third quarter. There was also an increase in operating expenses for both the third quarter and year-to-date and a decrease in AFUDC and capitalized interest due to the construction of an additional back-up generation plant completed in 2016.
The increase in losses at our other businesses for the year-to-date 2017 was primarily related to renovation expenses and increased compliance costs at one of our subsidiaries.
More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.
Pending Acquisition by Hydro One
On July 19, 2017, Avista Corp. entered into a Merger Agreement that provides for Avista Corp. to become an indirect, wholly-owned subsidiary of Hydro One. Subject to the satisfaction or waiver of specified closing conditions, including approval by

AVISTA CORPORATION

regulatory agencies and Avista Corp. shareholders, the transaction is expected to close during the second half of 2018. At the effective time of the Merger, each share of Avista Corp. Common Stock issued and outstanding other than Dissenting Shareholder Shares (as defined in the Merger Agreement) and shares of Avista Corp. Common Stock that are owned by Hydro One, US Parent or Merger Sub or any of their respective subsidiaries, will be converted automatically into the right to receive an amount in cash equal to $53.00, without interest. For further information, see “Notes 11 and 13 of the Notes to Condensed Consolidated Financial Statements.”
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

AVISTA CORPORATION

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
On April 18, 2016, PC filed an application with the Thurston County Superior Court to certify this matter for review directly by the Court of Appeals, an intermediate appellate court in the State of Washington. The matter was certified on April 29, 2016 and accepted by the Court of Appeals on July 29, 2016. The parties provide briefs to the Court, after which the Court will set the matter for argument. On July 7, 2017, ICNU filed a brief in support of PC and the UTC and Avista Corp. responded. Oral argument was held on October 24, 2017 before the court. A decision from the Court is not expected until late 2017, at the earliest.
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
2017 General Rate Cases
On May 26, 2017, we filed two requests with the UTC to recover costs related to power supply and operating costs as well as capital investments made since the last determination of our rate base in the 2015 Washington general rate cases.
The two filings are summarized as follows:
Power Cost Rate Adjustment
The first filing was an electric only power cost rate adjustment (PCRA) that was designed to update and reset power supply costs, effective September 1, 2017. We requested an overall increase in billed electric rates of 2.9 percent (designed to increase annual electric revenues by $15.0 million). On August 10, 2017, the PCRA filing was dismissed by the UTC.

AVISTA CORPORATION

Our power supply costs, on a normalized basis, are much higher than those built into current base retail rates. The increased level of costs are included in our pending general rate case in Washington, which is scheduled to be concluded by April 26, 2018. The dismissal of the PCRA by the UTC does not impact our general rate requests discussed below.
General Rate Requests
The second request relates to electric and natural gas general rate cases. We filed three-year rate plans for electric and natural gas and have requested the following for each year (dollars in millions):

	Electric		Natural Gas
Effective Date	Proposed Revenue Increase	Proposed Base Rate Increase	Proposed Revenue Increase	Proposed Base Rate Increase
May 1, 2018	$61.4	12.5%	$8.3	9.3%
May 1, 2019 (1)	$14.0	2.5%	$4.2	4.4%
May 1, 2020 (1)	$14.4	2.5%	$4.4	4.4%

(1)
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
The UTC has up to 11 months to review the general rate case filings and issue a decision, which is scheduled to be concluded by April 26, 2018.
On October 27, 2017, UTC Staff and other parties to our electric and natural gas general rate cases filed their testimony. These parties recommended lower revenue requirements than what was proposed in our original filings. Additionally, the UTC Staff recommended the disallowance of the Washington portion of our 2016 settled interest rate swaps. The total amount of the 2016 settled interest rate swaps was $54.0 million, with approximately 60 percent of this total being allocated to Washington.
In addition to the settled interest rate swaps from 2016, we have a net regulatory asset of $8.8 million for interest rate swaps settled during the third quarter of 2017, and a net regulatory asset of $64.4 million for unsettled interest rate swaps as of September 30, 2017 related to forecasted debt issuances. Of those amounts, approximately 60 percent relate to Washington. If recovery of the 2016 settled interest rate swap payments referenced above is disallowed by the UTC, this could change our current conclusion that settlement payments related to the 2017 settled interest rate swaps and the unsettled interest rate swaps are probable of recovery through rates. If we concluded that recovery of these swap related payments were no longer probable, we would be required to derecognize the related regulatory assets and liabilities

AVISTA CORPORATION

with an adjustment through the income statement, and any subsequent gains and losses would be recognized through the income statement rather than recorded as a regulatory asset or liability.
Interest rate swaps are a tool used throughout multiple industries to manage interest rate risk. They also provide certainty for future cash flows associated with future borrowings. Interest rate swap settlements have been included as a component of our cost of debt that has been approved by the UTC in past general rate cases. Accordingly, we still believe the interest rate swap payments are recoverable and will continue to work through the rate case process; however, we cannot predict the outcome of these rate cases and whether a disallowance will occur.
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
2017 General Rate Cases
On October 20, 2017, we reached a settlement agreement with multiple parties to our electric and natural gas general rate cases that has been submitted to the IPUC for its consideration. If approved, new rates would take effect January 1, 2018 and January 1, 2019.
The settlement agreement is a two-year rate plan and if approved, will have the following electric and natural gas base rate changes each year, which are designed to result in the following increases in revenues (dollars in millions):

	Electric		Natural Gas
Effective Date	Revenue Increase	Base Rate Increase	Revenue Increase	Base Rate Increase
January 1, 2018	$12.9	5.2%	$1.2	2.9%
January 1, 2019	$4.5	1.9%	$1.1	2.7%
The settlement agreement is based on a ROR of 7.61 percent with a common equity ratio of 50.0 percent and a 9.5 percent ROE.
As a part of the two-year rate plan, if approved, the Company would not file a new general rate case for a new rate plan to be effective prior to January 1, 2020.
The Company's original request was a two-year rate plan and requested the following electric and natural gas base rate changes each year (dollars in millions):

	Electric		Natural Gas
Effective Date	Proposed Revenue Increase	Proposed Base Rate Increase	Proposed Revenue Increase	Proposed Base Rate Increase
January 1, 2018	$18.6	7.5%	$3.5	8.8%
January 1, 2019	$9.9	3.7%	$2.1	5.0%
The original requests were based on a proposed ROR of 7.81 percent with a common equity ratio of 50.0 percent and a 9.9 percent ROE.

AVISTA CORPORATION

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
2016 General Rate Case
On September 13, 2017, the OPUC approved an all-party settlement agreement that was filed with the OPUC in May 2017, which resolved all issues in the case.
The OPUC approved rates designed to increase annual base revenues by 5.9 percent or $3.5 million. A rate adjustment of $2.6 million became effective October 1, 2017, and a second adjustment of $0.9 million will be effective November 1, 2017 to cover specific capital projects identified in the settlement agreement, which were completed in October.
In addition, in the settlement agreement, we agreed to non-recovery of certain utility plant expenditures, which resulted in a write-off of approximately $0.8 million in the second quarter of 2017.
The settlement agreement reflects a 7.35 ROR with a common equity ratio of 50 percent and a 9.4 percent ROE.
AMI Project
In March 2016, the UTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our plans to replace approximately 253,000 of our existing electric meters with new two-way digital meters and the related software and support services through our AMI project in Washington State. Replacement of the meters is expected to begin in the second half of 2018. As of September 30, 2017, the estimated undepreciated value for the existing meters is $20.1 million.
In May 2017, we filed a Petition with the UTC requesting deferred accounting treatment for the investment costs associated with the Washington AMI project, including components such as meter communication networks, information management systems and natural gas ERTs. The Petition requested the deferral and inclusion in a regulatory asset of all AMI investment costs over the multi-year implementation period, until the costs could be reviewed for prudence in a future regulatory proceeding and recovered in retail rates. Through discussions with UTC staff, we developed an alternative proposal to our original Petition and on September 14, 2017, the UTC approved our alternative proposal to defer the depreciation expense associated with AMI, along with a carrying charge, and to seek recovery of the deferral and carrying charge in a future general rate case. Cost savings, such as reduced meter reading costs, will occur during the implementation period which will offset a portion of the AMI costs not being deferred.
In May 2017, we filed Petitions with the IPUC and the OPUC requesting a depreciable life of 12.5 years for the meter data management system (MDM) related to the AMI project and both the IPUC and the OPUC approved the depreciable life. In addition, in connection with the recently filed Idaho electric general rate case settlement (discussed below), the settling parties agreed to cost recovery of Idaho's share of the MDM system, effective January 1, 2019. In connection with the approval of the Oregon general rate case settlement (discussed below), the OPUC approved cost recovery of Oregon's share of the MDM system, effective in base rates on November 1, 2017.
Alaska Electric Light and Power Company
Alaska General Rate Case
In October 2017, AEL&P filed an all-party settlement agreement with the RCA related to its electric general rate case, which was originally filed in September 2016. If approved by the RCA, the settlement agreement is designed to increase base electric revenue by 3.86 percent or $1.3 million.

AVISTA CORPORATION

In September 2016, when AEL&P filed its original electric general rate case, it was granted a refundable interim base rate increase of 3.86 percent (designed to increase electric revenues by $1.3 million), which took effect in November 2016. If the settlement agreement is approved by the RCA, these rates will become permanent.
In addition, in the settlement agreement, AEL&P agreed to retain $0.9 million less revenue from the Greens Creek Mine than what was included in the original general rate case request. As such, during the third quarter of 2017, AEL&P recorded a refund liability to customers of $0.8 million, which will be refunded to customers during 2018. The amount of revenue from Greens Creek Mine that is retained by AEL&P is used to offset revenue requirements that would otherwise be required from retail customers.
The settlement agreement reflects an 8.91 ROR with a common equity ratio of 58.18 percent and an 11.95 percent ROE.
Avista Utilities
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in gross margin or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $34.4 million as of September 30, 2017 and a liability of $30.8 million as of December 31, 2016. These balances represent amounts due to customers.
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers and defer these differences (over the $4.0 million deadband and sharing bands) for future surcharge or rebate to customers. See the 2016 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM was a liability of $21.9 million as of September 30, 2017, compared to a liability of $21.3 million as of December 31, 2016. These deferred power cost balances represent amounts due to customers.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers for future surcharge or rebate to customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a liability of $5.9 million as of September 30, 2017 and a liability of $2.2 million as of December 31, 2016. These deferred power cost balances represent amounts due to customers.
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
The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations are made for the calendar year just ended. These earnings tests reflect actual decoupled revenues, normalized power supply costs and other normalizing adjustments. The operation of the Washington decoupling and earnings sharing mechanisms has not changed for the nine months ended September 30, 2017. These decoupling and earnings sharing mechanisms are more fully described in the 2016 Form 10-K. See below for a summary of cumulative balances under the decoupling and earnings sharing mechanisms.

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
Cumulative Decoupling and Earnings Sharing Mechanism Balances
As of September 30, 2017 and December 31, 2016, we had the following cumulative balances outstanding related to decoupling and earnings sharing mechanisms in our various jurisdictions (dollars in thousands):

	September 30,	December 31,
	2017	2016
Washington
Decoupling surcharge (1)	$14,783	$30,408
Provision for earnings sharing rebate (1)	(800)	(5,113)
Idaho
Decoupling surcharge	$5,410	$8,292
Provision for earnings sharing rebate	(3,064)	(5,184)
Oregon
Decoupling surcharge	$335	$2,021

(1)
When we make our annual decoupling regulatory filing, typically during the third quarter, we apply the balance of the provision for earnings sharing rebate for the relevant time period to either offset the decoupling surcharge balance, or increase the decoupling rebate balance.

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

AVISTA CORPORATION

Three months ended September 30, 2017 compared to the three months ended September 30, 2016
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the third quarter of 2016 to the third quarter of 2017, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased due to a decrease at Avista Utilities, partially offset by an increase at AEL&P. Avista Utilities' revenues decreased primarily due to a decrease in electric and natural gas wholesale sales and a decrease in electric sales of fuel. These revenue decreases were partially offset by an electric general rate increase in Idaho, a natural gas general rate increase in Oregon and higher retail electric revenues. Retail electric revenues increased as a result of higher cooling loads due to weather that was warmer than the prior year and customer growth. There were net electric decoupling rebates during both the third quarter of 2017 and 2016 and net natural gas decoupling surcharges during both the third quarter of 2017 and 2016. The electric rebates were larger in 2017 compared to 2016 due to weather that was warmer than normal in 2017. AEL&P's revenues increased primarily due to a general rate increase and higher retail heating loads due to weather that was cooler than the prior year. There was also a slight increase in the number of customers at AEL&P.
Utility resource costs decreased due to a decrease at Avista Utilities, partially offset by an increase at AEL&P. The decrease at Avista Utilities was primarily due to a decrease in purchased power, resulting from a decrease in prices, partially offset by a slight increase in volumes. The increase at AEL&P was primarily due to a customer refund liability related to AEL&P's general rate case settlement.
The increase in utility other operating expenses was due to an increase at Avista Utilities and a slight increase at AEL&P. The increase at Avista Utilities was the result of an increase in generation and distribution maintenance costs and higher compensation costs, partially offset by decreases in pension, other postretirement benefit and medical expenses.
The acquisition costs are related to the pending Hydro One acquisition and consist primarily of consulting, banking fees, legal fees and employee time and are not being passed through to customers.
Utility depreciation and amortization increased due to additions to utility plant.
Income taxes decreased due to a decrease in income before income taxes. Our effective tax rate was 53.6 percent for the third quarter of 2017 compared to 38.3 percent for the third quarter of 2016. The effective tax rate increased during 2017 because the majority of acquisition costs, which reduce income before income taxes, are not deductible for tax purposes and thus do not reduce income tax expense.
Other was primarily related to an increase in interest expense, due to additional debt being outstanding during 2017 as compared to 2016 and partially due to an increase in the overall interest rate. Also, there was an increase in utility taxes other than income taxes primarily due to revenue-related taxes, which resulted from an increase in retail electric revenue.

AVISTA CORPORATION

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the nine months ended September 30, 2016 to the nine months ended September 30, 2017, as well as the various factors that caused such change (dollars in millions):
Utility revenues increased due to increases at both Avista Utilities and AEL&P. Avista Utilities' revenues increased primarily due to an electric general rate increase in Idaho, a natural gas general rate increase in Oregon and higher retail electric and natural gas revenues. The higher electric and natural gas retail revenues were from increased heating loads due to customer growth and weather that was cooler than the prior year during the heating season. Also, during the third quarter, weather was warmer than the prior year, which increased electric cooling loads. The increased utility revenues were partially offset by decoupling rebates in the first nine months of 2017 due to weather that fluctuated from normal. This compares to decoupling surcharges during the first nine months of 2016. AEL&P's revenues increased primarily due to a general rate increase and higher retail heating loads due to weather that was cooler than the prior year. There was also a slight increase in the number of customers at AEL&P.
Utility resource costs decreased due to a decrease at Avista Utilities, partially offset by an increase at AEL&P. The decrease at Avista Utilities was primarily due to a decrease in purchased power, resulting from a decrease in wholesale prices, partially offset by an increase in volumes, and a decrease in fuel for generation resulting from higher hydroelectric generation and lower thermal generation. The increase at AEL&P was primarily due to a customer refund liability related to AEL&P's general rate case settlement.
The increase in utility other operating expenses was due to an increase at Avista Utilities and a slight increase at AEL&P. The increase at Avista Utilities' was the result of an increase in generation and distribution maintenance costs, higher compensation costs, as well as a write-off in Oregon of utility plant associated with a general rate case settlement. The increased costs were partially offset by decreases in pension, other postretirement benefit and medical expenses.
The acquisition costs are related to the pending Hydro One acquisition and consist primarily of consulting, banking fees, legal fees and employee time and are not being passed through to customers.
Utility depreciation and amortization increased due to additions to utility plant.
Income taxes decreased due to a decrease in income before income taxes. Our effective tax rate was 36.9 percent for 2017, compared to 36.0 percent for 2016. The effective tax rate increased during 2017 because the majority of acquisition costs, which reduce income before income taxes, are not deductible for tax purposes and thus do not reduce income tax expense.
Other was primarily related to an increase in interest expense, due to additional debt being outstanding during 2017 as compared to 2016 and partially due to an increase in the overall interest rate. Also, there was an increase in utility taxes other than income taxes primarily due to revenue-related taxes, which resulted from an increase in electric and natural gas retail revenue.

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
Results of Operations - Avista Utilities
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
The following table presents Avista Utilities' operating revenues, resource costs and resulting gross margin for the three months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenues	$231,419	$237,768	$79,938	$83,335	$(30,581)	$(33,910)	$280,776	$287,193
Resource costs	79,598	90,445	55,499	58,693	(30,581)	(33,910)	104,516	115,228
Gross margin	$151,821	$147,323	$24,439	$24,642	$—	$—	$176,260	$171,965
The gross margin on electric sales increased $4.5 million and the gross margin on natural gas sales decreased $0.2 million in the third quarter of 2017 compared to the third quarter of 2016. The increase in electric gross margin was primarily due to a general rate increase in Idaho, customer growth and lower resource costs. For the third quarter of 2017, we had a $1.0 million pre-tax expense under the ERM in Washington, compared to a $1.6 million pre-tax expense for the third quarter of 2016. For the full year of 2017, we expect to be in a benefit position under the ERM within the $4 million deadband, primarily due to above normal hydroelectric generation for the year, which allowed us to engage in additional optimization activities.
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

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are reflected in utility electric operating revenues for the three months ended September 30 (dollars in thousands):

	Electric Operating Revenues
	2017	2016
Washington
Decoupling surcharge (rebate)	$(4,092)	$266
Provision for earnings sharing	—	355
Idaho
Decoupling rebate	$(918)	$(515)
Total electric revenues decreased $6.3 million for the third quarter of 2017 as compared to the third quarter of 2016 primarily reflecting the following:

•	an $11.5 million increase in retail electric revenue due to an increase in total MWhs sold (increased revenues $8.3 million) and an increase in revenue per MWh (increased revenues $3.2 million).

◦
The increase in total retail MWhs sold was the result of weather that was warmer than the prior year (which increased electric cooling loads), as well as customer growth. Compared to the third quarter of 2016, residential electric use per customer increased 8 percent and commercial use per customer increased 2 percent. Cooling degree days in Spokane were 39 percent above normal and 79 percent above the third quarter of 2016.

◦	The increase in revenue per MWh was primarily due to a general rate increase in Idaho and a greater portion of retail revenues from residential customers in the third quarter of 2017.

•
a $7.2 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $8.0 million), partially offset by an increase in sales volumes (increased revenues $0.8 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•
a $5.0 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. For the third quarter of 2017, $13.6 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the third quarter of 2016, $13.8 million of these sales were made to our natural gas operations.

•
a $4.8 million decrease in electric revenue due to decoupling. Weather was significantly warmer than normal in the third quarter of 2017, which resulted in large decoupling rebates. Weather was close to normal in third quarter of 2016, which resulted in immaterial decoupling adjustments. Decoupling mechanisms are not impacted by fluctuations in weather compared to prior year, they are only impacted by weather fluctuations as compared to normal weather.

AVISTA CORPORATION

The following graphs present our utility natural gas operating revenues and therms delivered for the three months ended September 30 (dollars in millions and therms in thousands):

(1)	This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues and it also includes revenues and rebates from decoupling.

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are reflected in utility natural gas operating revenues for the three months ended September 30 (dollars in thousands):

	Natural Gas Operating Revenues
	2017	2016
Washington
Decoupling surcharge (rebate)	$(45)	$376
Provision for earnings sharing (rebate)	(207)	177
Idaho
Decoupling rebate	$(30)	$(82)
Oregon
Decoupling surcharge	$350	$486
Total natural gas revenues decreased $3.4 million for the third quarter of 2017 as compared to the third quarter of 2016 primarily reflecting the following:

•	a $1.7 million decrease in natural gas retail revenues due to lower retail rates (decreased revenues $1.9 million), partially offset by a slight increase in volumes (increased revenues $0.2 million).

◦
We sold slightly more retail natural gas in the third quarter of 2017 as compared to the third quarter of 2016. Retail natural gas loads and changes in customer usage during the third quarter are typically not significant to the full year.

◦	Lower retail rates were due to PGAs, partially offset by a general rate increase in Oregon.

•
a $1.1 million decrease in wholesale natural gas revenues due to a decrease in volumes (decreased revenues $5.1 million), partially offset by an increase in prices (increased revenues $4.0 million). In the third quarter of 2017, $17.0 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the third quarter of 2016, $20.1 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
a $0.5 million decrease in natural gas revenue due to decoupling. Retail natural gas loads, changes in customer usage and resulting decoupling surcharges or rebates during the third quarter are typically not significant to the full year.

The following table presents our average number of electric and natural gas retail customers for the three months ended September 30:

	Electric Customers		Natural Gas Customers
	2017	2016	2017	2016
Residential	334,274	330,435	306,706	300,168
Commercial	42,241	41,830	35,087	34,792
Interruptible	—	—	37	35
Industrial	1,336	1,340	253	256
Public street and highway lighting	577	559	—	—
Total retail customers	378,428	374,164	342,083	335,251

AVISTA CORPORATION

The following graphs present our utility resource costs for the three months ended September 30 (dollars in millions):
Total electric resource costs in the graph above include intracompany resource costs of $17.0 million and $20.1 million for the three months ended September 30, 2017 and September 30, 2016, respectively.
Total natural gas resource costs in the graph above include intracompany resource costs of $13.6 million and $13.8 million for the three months ended September 30, 2017 and September 30, 2016, respectively.
Total electric resource costs decreased $10.8 million for the third quarter of 2017 as compared to the third quarter of 2016 primarily reflecting the following:

•
an $8.4 million decrease in purchased power due to a decrease in wholesale prices (decreased costs $8.5 million), partially offset by a slight increase in the volume of power purchases (increased costs $0.1 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•
a $0.8 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as

AVISTA CORPORATION

part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	a $2.1 million decrease from amortizations and deferrals of power costs. This change was primarily the result of lower net power supply costs.

•	a $0.4 million net increase from other regulatory amortizations and other electric resource costs.
Total natural gas resource costs decreased $3.2 million for the third quarter of 2017 as compared to the third quarter of 2016 primarily reflecting the following:

•
a $5.3 million decrease in natural gas purchased due to a decrease in total therms purchased (decreased costs $4.8 million) and a decrease in the price of natural gas (decreased costs $0.5 million). Total therms purchased decreased due to a decrease in wholesale sales.

•	a $0.2 million decrease in other regulatory amortizations.

•
a $2.1 million increase from amortizations and deferrals of natural gas costs. This reflects lower natural gas prices compared to our authorized PGA rates and the deferral of these lower costs, which occurred in the current quarter for future rebate to customers.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
The following table presents our operating revenues, resource costs and resulting gross margin for the nine months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenues	$725,695	$735,361	$330,580	$319,700	$(63,371)	$(65,080)	$992,904	$989,981
Resource costs	239,900	258,147	190,061	187,846	(63,371)	(65,080)	366,590	380,913
Gross margin	$485,795	$477,214	$140,519	$131,854	$—	$—	$626,314	$609,068
The gross margin on electric sales increased $8.6 million and the gross margin on natural gas sales increased $8.7 million. The increase in electric gross margin was primarily due to a general rate increase in Idaho, customer growth and lower resource costs, partially offset by a change in the provision for earnings sharing. During 2016, there was a provision for earnings sharing, which increased electric gross margin by $3.2 million, compared to a rebate during 2017 of $0.1 million. For the nine months ended September 30, 2017, we recognized a pre-tax benefit of $3.6 million under the ERM in Washington compared to a benefit of $2.7 million for the nine months ended September 30, 2016. For the full year of 2017, we expect to be in a benefit position under the ERM within the $4 million deadband, primarily due to above normal hydroelectric generation for the year, which allowed us to engage in additional optimization activities.
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

AVISTA CORPORATION

The following graphs present our utility electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30 (dollars in millions and MWhs in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are reflected in utility electric operating revenues for the nine months ended September 30 (dollars in thousands):

	Electric Operating Revenues
	2017	2016
Washington
Decoupling surcharge (rebate)	$(5,552)	$8,900
Provision for earnings sharing (1)	(130)	2,524
Idaho
Decoupling surcharge (rebate)	$(2,015)	$4,516
Provision for earnings sharing (2)	n/a	711

(1)
The provision for earnings sharing in Washington for the nine months ended September 30, 2017 represents an adjustment of the 2016 provision for earnings sharing. We are not expecting a provision for earnings sharing in Washington relating to 2017 earnings. The provision for earnings sharing in Washington for the nine months ended September 30, 2016 resulted from a $2.5 million reduction in the 2015 provision for earnings sharing (which increased 2016 revenues).

(2)
The provision for earnings sharing in Idaho for the nine months ended September 30, 2016 resulted from a reduction in the 2015 provision for earnings sharing (which increased 2016 revenues). Beginning in 2016 there is no longer an earnings sharing mechanism in Idaho.

(n/a)	This mechanism did not exist during this time period.
Total electric revenues decreased $9.7 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily reflecting the following:

•	a $42.2 million increase in retail electric revenue due to an increase in total MWhs sold (increased revenues $30.5 million) and an increase in revenue per MWh (increased revenues $11.7 million).

◦
The increase in total retail MWhs sold was the result of weather that was cooler than the prior year during the heating season (which increased electric heating loads) and warmer than the prior year during the cooling season (which increased electric cooling loads), as well as customer growth. Compared to the nine months ended September 30, 2016, residential electric use per customer increased 9.8 percent and commercial use per customer increased 0.6 percent. Heating degree days in Spokane were 5 percent above normal and 26 percent above the first nine months of 2016. Year-to-date 2016 cooling degree days were 41 percent above normal and 57 percent above the prior year.

◦	The increase in revenue per MWh was primarily due to a general rate increase in Idaho and a greater portion of retail revenues from residential customers in 2017.

•
a $26.6 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $20.7 million) and a decrease in sales volumes (decreased revenues $5.9 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•
a $4.2 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. For the nine months ended September 30, 2017, $26.9 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the nine months ended September 30, 2016, $30.1 million of these sales were made to our natural gas operations.

•
a $21.0 million decrease in electric revenue due to decoupling. Weather was cooler than normal during the heating season and warmer than normal during the cooling season in 2017, which resulted in decoupling rebates for the first nine months of 2017. Weather was warmer than normal during the heating season in 2016, which resulted in significant decoupling surcharges. Decoupling mechanisms are not impacted by fluctuations in weather compared to prior year, they are only impacted by weather fluctuations as compared to normal weather.

AVISTA CORPORATION

The following graphs present our utility natural gas operating revenues and therms delivered for the nine months ended September 30 (dollars in millions and therms in thousands):

AVISTA CORPORATION

The following table presents Avista Utilities' decoupling and customer earnings sharing mechanisms by jurisdiction that are reflected in utility natural gas operating revenues for the nine months ended September 30 (dollars in thousands):

	Natural Gas Operating Revenues
	2017	2016
Washington
Decoupling surcharge (rebate)	$(5,265)	$7,142
Provision for earnings sharing	(824)	(359)
Idaho
Decoupling surcharge (rebate)	$(914)	$2,044
Oregon
Decoupling surcharge (rebate)	$(1,700)	$2,344
Total natural gas revenues increased $10.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily reflecting the following:

•	a $31.8 million increase in natural gas retail revenues due to an increase in volumes (increased revenues $44.5 million), partially offset by lower retail rates (decreased revenues $12.7 million).

◦
We sold more retail natural gas in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to cooler weather and customer growth. Compared to the first nine months of 2016, residential natural gas use per customer increased 24 percent and commercial use per customer increased 24 percent. Heating degree days in Spokane were 5 percent above normal and 26 percent above the first nine months of 2016. Heating degree days in Medford were 2 percent below normal, but 26 percent above the first nine months of 2016.

◦	Lower retail rates were due to PGAs, partially offset by a general rate increase in Oregon.

•
a $2.1 million decrease in wholesale natural gas revenues due to a decrease in volumes (decreased revenues $27.2 million), mostly offset by an increase in prices (increased revenues $25.1 million). In the nine months ended September 30, 2017, $36.5 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the nine months ended September 30, 2016, $35.0 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
a $19.4 million decrease in natural gas revenue due to decoupling. Weather was overall cooler than normal during the heating season in 2017, which resulted in decoupling rebates. Weather was warmer than normal during the heating season in 2016, which resulted in decoupling surcharges. Decoupling mechanisms are not impacted by fluctuations in weather compared to prior year, they are only impacted by weather fluctuations as compared to normal weather.

The following table presents our average number of electric and natural gas retail customers for the nine months ended September 30:

	Electric Customers		Natural Gas Customers
	2017	2016	2017	2016
Residential	334,015	330,018	306,389	300,033
Commercial	42,127	41,742	35,174	34,847
Interruptible	—	—	37	37
Industrial (1)	1,330	1,345	252	256
Public street and highway lighting	567	556	—	—
Total retail customers	378,039	373,661	341,852	335,173

(1)	The decrease in electric industrial customers as compared to the first nine months of 2016 is primarily related to a decrease in Washington irrigation customers.

AVISTA CORPORATION

The following graphs present our utility resource costs for the nine months ended September 30 (dollars in millions):
Total electric resource costs in the graph above include intracompany resource costs of $36.5 million and $35.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
Total natural gas resource costs in the graph above include intracompany resource costs of $26.9 million and $30.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
Total electric resource costs decreased $18.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily reflecting the following:

•
a $15.4 million decrease in purchased power due to a decrease in wholesale prices (decreased costs $16.1 million), partially offset by a slight increase in the volume of power purchases (increased costs $0.7 million). The fluctuation in volumes and prices was primarily the result of higher than normal hydroelectric generation during the year, as well as our optimization activities during the period.

AVISTA CORPORATION

•	an $11.4 million decrease in fuel for generation primarily due to a decrease in thermal generation (due in part to increased hydroelectric generation).

•	a $1.5 million increase in other fuel costs.

•	a $6.1 million increase from amortizations and deferrals of power costs. This change was primarily the result of lower net power supply costs.

•	a $1.0 million increase in other regulatory amortizations and other electric resource costs.
Total natural gas resource costs increased $2.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily reflecting the following:

•
an $8.5 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $23.8 million), partially offset by a decrease in total therms purchased (decreased costs $15.3 million). Total therms purchased decreased due to a decrease in wholesale sales, partially offset by an increase in retail sales.

•	a $9.6 million decrease from amortizations and deferrals of natural gas costs.

•	a $3.4 million increase in other regulatory amortizations.
Results of Operations - Alaska Electric Light and Power Company
Three months ended September 30, 2017 compared to the three months ended September 30, 2016 and nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Net income for AEL&P was $0.4 million for the three months ended September 30, 2017 compared to $0.9 million for the three months ended September 30, 2016. Net income was $6.0 million for the nine months ended September 30, 2017 compared to $4.9 million for the nine months ended September 30, 2016.
For both the third quarter and year-to-date there was an increase in electric gross margin which was $6.8 million for the third quarter of 2017, compared to $6.3 million for the third quarter of 2016. For the year-to-date, electric gross margin was $27.7 million for the nine months ended September 30, 2017, compared to $23.3 million for the nine months ended September 30, 2016. An increase in resource costs of $0.8 million related to a settlement agreement for AEL&P's 2016 electric general rate case is included in electric gross margin for the third quarter of 2017. See "Regulatory Matters" for further discussion of the settlement agreement. The increase in electric gross margin was partially offset by an increase in operating expenses and a decrease in equity-related AFUDC due to the construction of an additional back-up generation plant completed in 2016.
The increase in electric gross margin was primarily related to an interim general rate increase, effective in November 2016, and increases in electric heating loads due to weather that was cooler than the prior year. There were also slight increases in residential and commercial customers. This was partially offset by an increase in resource costs primarily due to purchased power and the general rate case settlement.
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
Operating expenses increased primarily due to supplies expense for the new back-up generation plant, which went into service in the fourth quarter of 2016.
Results of Operations - Other Businesses
Net losses for our other businesses were $1.4 million for the three months ended September 30, 2017 compared to $1.3 million for the three months ended September 30, 2016. Net losses were $3.2 million for the nine months ended September 30, 2017 compared to $2.2 million for the nine months ended September 30, 2016.
Net losses for the nine months ended September 30, 2017 were primarily related to renovation expenses and increased compliance costs at one of our subsidiaries, the recognition of our portion of net losses from our equity investments, and corporate costs (including costs associated with exploring strategic opportunities).
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

AVISTA CORPORATION

results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2016 Form 10-K and have not changed materially from that discussion.
Liquidity and Capital Resources
Overall Liquidity
Our sources of overall liquidity and the requirements for liquidity have not materially changed in the nine months ended September 30, 2017. See the 2016 Form 10-K for further discussion.
As of September 30, 2017, we had $161.1 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2021 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months.
Review of Cash Flow Statement
Operating Activities
Net cash provided by operating activities was $307.5 million for the nine months ended September 30, 2017 compared to $254.1 million for the nine months ended September 30, 2016. The increase in net cash provided by operating activities was primarily related to the settlement of outstanding interest rate swaps. During 2017, we paid a net of $8.8 million for the settlement of interest rate swaps, compared to $54.0 million in 2016. In addition, during the first three quarters of 2017, we posted $1.9 million of collateral for derivative instruments, compared to $19.8 million posted in the first three quarters of 2016. Our collateral increased in 2016 due to a decrease in the fair value of outstanding interest rate swap derivatives at that time and also due to fewer counterparties accepting letters of credit as collateral. In 2017, more counterparties are accepting letters of credit as collateral rather than cash. Finally, for the first three quarters of 2017, we had increased net income (after consideration of non-cash items included in net income) of $326.2 million, compared to $317.8 million in 2016.
The increases above, were partially offset by increased pension contributions of $22.0 million for 2017, compared to $12.0 million for 2016.
Investing Activities
Net cash used in investing activities was $302.4 million for the nine months ended September 30, 2017, compared to $315.0 million for the nine months ended September 30, 2016. During the first three quarters of 2017, we paid $287.9 million for utility capital expenditures compared to $288.1 million for the first three quarters of 2016. Also, during the first three quarters of 2017, our subsidiaries invested $10.9 million in equity and property, compared to $8.7 million invested during the first three quarters of 2016. Lastly, during the nine months ended September 30, 2017, our subsidiaries issued $2.8 million in notes receivable, compared to $9.7 million issued for the nine months ended September 30, 2016.
Financing Activities
Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2017, compared to net cash provided of $57.4 million for the nine months ended September 30, 2016. We had the following transactions:

•	short-term borrowings increased by $75.0 million during 2017, compared to an increase of $82.0 million in 2016,

•	during 2016, we issued $70.0 million under a short-term bridge loan to pay off a portion of a $90.0 million bond maturity,

•
cash dividends paid to Avista Corp. shareholders increased to $69.2 million (or $1.0725 per share) for the first three quarters of 2017 from $65.2 million (or $1.0275 per share) for the first three quarters of 2016, and

•	issuance of $1.5 million (net of issuance costs) under share-based compensation plans during 2017. In 2016, we issued $66.8 million of common stock under sales agency agreements.

AVISTA CORPORATION

Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and capital leases	$277,626	7.7%	$3,287	0.1%
Short-term borrowings	106,298	3.0%	120,000	3.4%
Long-term debt to affiliated trusts	51,547	1.4%	51,547	1.5%
Long-term debt and capital leases	1,491,789	41.5%	1,678,717	47.9%
Total debt	1,927,260	53.6%	1,853,551	52.9%
Total Avista Corporation shareholders’ equity	1,670,327	46.4%	1,648,727	47.1%
Total	$3,597,587	100.0%	$3,502,278	100.0%
Our shareholders’ equity increased $21.6 million during the first nine months of 2017 primarily due to net income, partially offset by dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
Committed Lines of Credit
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2021. As of September 30, 2017, there were $195.0 million of cash borrowings and $43.9 million in letters of credit outstanding (which were primarily issued as collateral for our energy commodity and interest rate swap derivatives), leaving $161.1 million of available liquidity under this line of credit.
The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of September 30, 2017, we were in compliance with this covenant with a ratio of 53.6 percent.
AEL&P has a $25.0 million committed line of credit that expires in November 2019. As of September 30, 2017, there were no borrowings or letters of credit outstanding under this committed line of credit.
The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2017, AEL&P was in compliance with this covenant with a ratio of 53.9 percent.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s committed line of credit were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2017	2016
Borrowings outstanding at end of period	$195,000	$187,000
Letters of credit outstanding at end of period	$43,853	$73,195
Maximum borrowings outstanding during the period	$195,000	$205,000
Average borrowings outstanding during the period	$123,335	$138,296
Average interest rate on borrowings during the period	1.81%	1.23%
Average interest rate on borrowings at end of period	1.99%	1.26%
There were no borrowings outstanding under AEL&P's committed line of credit as of September 30, 2017 and September 30, 2016.
As of September 30, 2017, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
Equity Issuances
See "Note 9 of the Notes to Condensed Consolidated Financial Statements" for a discussion of our equity issuances.

AVISTA CORPORATION

2017 Liquidity Expectations
In September 2017, we entered into a bond purchase agreement to issue $90.0 million of first mortgage bonds in December 2017. No further long-term debt issuances are planned for 2017. We intend to use the proceeds, less issuance costs, to refinance on a long-term basis $89.1 million outstanding under our $400.0 million committed line of credit. During the fourth quarter of 2017, we expect to issue up to $70.0 million of common stock in order to fund planned capital expenditures and/or repay short-term debt incurred for such purpose.
In addition, during 2017, we filed income tax refund claims related to 2014 and 2015 to utilize net operating losses and investment tax credits and we received an income tax refund of approximately $41.7 million during the fourth quarter of 2017.
After considering the expected issuances of long-term debt and common stock during and the income tax refund during the fourth quarter of 2017, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements, to provide adequate resources to fund capital expenditures, dividends and other contractual commitments.
Capital Expenditures
We are making capital investments in generation, transmission and distribution systems to preserve and enhance service reliability for our customers and replace aging infrastructure. Our estimated capital expenditures for 2017, 2018 and 2019 have not materially changed during the nine months ended September 30, 2017. See the 2016 Form 10-K for further information.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had $43.9 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $34.4 million as of December 31, 2016. The increase in outstanding letters of credit is partially related to negotiations with interest rate swap counterparties to accept letters of credit as collateral rather than cash collateral and also due to issuing additional letters of credit as collateral based on changes in the fair value of interest rate swap and energy commodity derivatives during the nine months ended September 30, 2017.
Pension Plan
Avista Utilities
In the nine months ended September 30, 2017 we contributed $22.0 million to the pension plan and we do not expect any further contributions during 2017. We expect to contribute a total of $66.0 million to the pension plan in the period 2017 through 2021, with annual contributions of $(22.0) million over that period.
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
Contractual Obligations
Our future contractual obligations have not materially changed during the nine months ended September 30, 2017. See the 2016 Form 10-K for our contractual obligations.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed except for the following during the nine months ended September 30, 2017. See the 2016 Form 10-K for all other environmental issues and contingencies.
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
In a separate but related rulemaking, the EPA finalized CO2 new source performance standards (NSPS) for new, modified and reconstructed fossil fuel-fired EGUs under the Clean Air Act (CAA) section 111(b). These EGUs fall into the same two categories of sources regulated by the Final CPP: steam generating units (also known as “utility boilers and IGCC units”), which primarily burn coal, and stationary combustion turbines, which primarily burn natural gas.

AVISTA CORPORATION

The promulgated and proposed greenhouse gas rulemakings mentioned above have been legally challenged in multiple venues. On February 9, 2016, the U.S. Supreme Court granted a request for stay, halting implementation of the CPP. On March 28, 2017, the Department of Justice has filed a motion with the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) requesting that the Court hold the cases challenging the CPP in abeyance while the EPA reviews the final rules applicable to existing, as well as to new, modified, and reconstructed electric generating units pursuant to an Executive Order issued by President Trump. The Executive Order also instructed the EPA to review the CPP rule. On April 28, 2017 the D.C. Circuit issued orders to hold the litigation regarding the Clean Air Act §111(d) Clean Power Plan and the §111(b) New Source Performance Standards for power plants in abeyance for a period of 60 days with status reports due from the EPA every 30 days. On October 16, 2017, the EPA proposed rule-making to repeal the CPP. Given these ongoing developments, we cannot fully predict the outcome or estimate the extent to which our facilities may be impacted by these regulations at this time. We intend to seek recovery of any costs related to compliance with these requirements through the ratemaking process.
Enterprise Risk Management
The material risks to our businesses were discussed in our 2016 Form 10-K and have not materially changed during the nine months ended September 30, 2017, except for strategic risks, which are discussed in further detail below. Refer to the 2016 Form 10-K for further discussion of our risks and the mitigation of those risks.
Financial Risk
Our financial risks have not materially changed during the nine months ended September 30, 2017. Refer to the 2016
Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2016.
Interest Rate Risk
We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 3 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of September 30, 2017 and December 31, 2016.
Credit Risk
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of September 30, 2017, we had cash deposited as collateral in the amount of $19.6 million and letters of credit of $31.5 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2016 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2017, we would potentially be required to post up to $6.9 million of additional collateral. This amount is different from the amount disclosed in “Note 3 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 3, this analysis takes into account contractual threshold limits that are not considered in Note 3. Without contractual threshold limits, we would potentially be required to post up to $7.6 million of additional collateral.
Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of September 30, 2017, we had interest rate swap derivatives outstanding with a notional amount totaling $450.0 million and we had deposited cash in the amount of $34.4 million and letters of credit of $6.0 million as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at September 30, 2017, we would be required to post up to $12.7 million of additional collateral.

AVISTA CORPORATION

Energy Commodity Risk
Our energy commodity risks have not materially changed during the nine months ended September 30, 2017, except as discussed below. Refer to the 2016 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2017 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2017	$(3,125)	$(320)	$(1,938)	$(15,176)	$56	$1,246	$(209)	$5,803
2018	(8,488)	(921)	(6)	(16,557)	(8)	4,530	(785)	7,811
2019	(5,039)	(1,439)	(324)	(7,938)	(4)	4,935	(778)	2,766
2020	—	—	(346)	(469)	—	83	(1,067)	—
2021	—	—	—	—	—	—	(668)	—
Thereafter	—	—	—	—	—	—	—	—
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
Strategic Risk
In July 2017, we entered into a Merger Agreement with Hydro One, which added additional strategic risk for Avista Corp. and its shareholders. See "Part II. Other Information; Item 1A Risk Factors" for a detailed discussion of such strategic risk. For further information on the acquisition, see “Notes 11 and 13 of the Notes to Condensed Consolidated Financial Statements.”
Future Resource Needs
2017 Electric Integrated Resource Plan
In August 2017, we filed our 2017 Electric Integrated Resource Plan (IRP) with the UTC and the IPUC. The UTC and IPUC review the IRPs and give the public the opportunity to comment. The UTC and IPUC do not approve or disapprove of the content in the IRPs; rather they acknowledge that the IRPs were prepared in accordance with applicable standards if that is the case. The IRP details projected growth in demand for energy and the new resources needed to serve customers over the next 20 years. We regard the IRP as a tool for resource evaluation, rather than an acquisition plan for a particular project.
Highlights of the 2017 IRP include the following expectations and/or assumptions:

•	Our current generation resources will remain cost effective and reliable sources of power to meet future customer needs over the next 20 years.

•
Energy storage costs are significantly lower than those assumed in the 2015 IRP, which, for the first time, makes the energy storage technology operationally attractive in meeting energy needs in the 20-year timeframe of the 2017 IRP.

AVISTA CORPORATION

•	We are working to enter into a power purchase agreement related to a solar facility of at least 15 MW for our new Solar Select Program for commercial and industrial customers.

•	We estimate that conservation will effectively provide approximately 53.3 percent of the requirements of future load growth.

•	Colstrip will remain a cost effective and reliable source of power to meet future customer needs.

•	If Colstrip were retired in 2030, customer bills would increase approximately $50.0 million in the first year following retirement.
Major changes from the 2015 IRP include the following expectations and/or assumptions:

•	The 2017 Expected Case energy forecast will grow at 0.47 percent per year, replacing the 0.6 percent annual growth rate in the 2015 IRP.

•	Peak load growth will be lower than energy growth, at 0.42 percent for the winter and 0.46 percent for the summer.

•
Lower expected load growth combined with recent Mid-Columbia hydroelectric contracts, energy efficiency, and demand response will delay the need for additional resources from the end of 2020 until 2026.

•	Demand response (temporarily reducing the demand for energy) is a viable strategy for meeting future energy needs and energy storage and solar have been added as future resources.

•	We expect lower emissions from Avista Corp. owned and controlled resources due to lower utilization of natural-gas fired peaking plants and no new combined-cycle plants.
We are required to file an IRP every two years, with the next IRP expected to be filed during the third quarter of 2019. Our resource strategy may change from the 2017 IRP based on market, legislative and regulatory developments.
We are subject to the Washington state Energy Independence Act, which requires us to obtain a portion of our electricity from qualifying renewable resources or through purchase of RECs and acquiring all cost effective conservation measures. Future generation resource decisions will be affected by legislation for restrictions on greenhouse gas emissions and renewable energy requirements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2017.
There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
See “Note 11 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”
Item 1A. Risk Factors
Please refer to the 2016 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2016 Form 10-K, except for the following:
RISKS RELATED TO THE PROPOSED ACQUISITION BY HYDRO ONE
The Conditions to the Acquisition May Not Be Satisfied.
The proposed acquisition by Hydro One requires approval by the holders of a majority of Avista Corp.'s outstanding shares of common stock and the receipt of regulatory approvals, including from the FERC, the CFIUS, the FCC, the UTC, IPUC, MPSC, OPUC, and the RCA. Such approvals may not be obtained or the regulatory bodies may seek to impose conditions on the completion of the transaction, which could cause the conditions specified in the Merger Agreement to not be satisfied or which could delay or increase the cost of the transaction. In addition, the failure to satisfy other closing conditions could result in a termination of the Merger Agreement by Hydro One and/or Avista Corp.
Termination Fee.
Upon termination of the Merger Agreement under certain specified circumstances, we would be required to pay Hydro One a Termination Fee of $103.0 million. We would also be required to pay Hydro One the Termination Fee in the event that we signed or consummated any specified alternative transaction within twelve months following the termination of the Merger Agreement under certain circumstances. Any fees due as a result of termination could have a material adverse effect on our results of operations, financial condition, and cash flows.
Market Value of Avista Corp. Common Stock; Access to Capital; Other
There can be no assurance that the Merger will be consummated. Failure to consummate the Merger could (i) affect the value of Avista Corp.'s common stock, including by reducing it to a level at or below the trading range preceding the announcement of the Merger Agreement and (ii) negatively affect our access to and cost of both equity and debt financing.
Additionally, if the Merger is not consummated, we would have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger might also result in negative publicity, litigation against Avista Corp. or its directors and officers, and a negative impression of Avista Corp. in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, results of operations, cash flows and stock price.
Legal Proceedings Related to the Pending Acquisition by Hydro One.
In connection with the proposed acquisition, as of the date of this quarterly report, three lawsuits have been filed in the United States District Court for the Eastern District of Washington and one lawsuit has been filed in the Superior Court for the State of Washington in and for Spokane County. These lawsuits were filed against members of the Company's Board of Directors and various other parties.
The complaints generally allege, among other things, that the members of the Board breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process and agreeing to the acquisition at a price that allegedly undervalues Avista Corporation. The complaints also allege misstatements and omissions of material facts in the Company's proxy soliciting materials relating to the special meeting of shareholders to be held November 21, 2017 to approve the acquisition. The complaints seek various remedies, including an injunction against the acquisition and monetary damages, including attorneys’ fees and expenses.
The outcome of these lawsuits could, among other things, result in the termination of the Merger Agreement and/or a material adverse effect on our financial condition, results of operations, cash flows and stock price.
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
Dividend Restrictions
The restrictions on the payment of dividends on common stock have not materially changed during the nine months ended September 30, 2017 except for the following:
As a result of the Merger Agreement with Hydro One, Avista Corp. cannot (A) declare, authorize, set aside for payment or pay any dividend on, or make any other distribution in respect of, any shares of its capital stock, other than (1) dividends paid by any Subsidiary of the Company to the Company or to any wholly owned Subsidiary of the Company, (2) quarterly cash dividends with respect to the Company Common Stock not to exceed the current annual per share dividend rate by more than $0.06 per year, with record dates and payment dates consistent with the Company’s current dividend practice, or (3) a “stub period” dividend to holders of record of Company Common Stock as of immediately prior to the Effective Time equal to the product of (x) the number of days from the record date for payment of the last quarterly dividend paid by the Company prior to the Effective Time, multiplied by (y) a daily dividend rate determined by dividing the amount of the last quarterly dividend prior to the Effective Time by ninety-one or (B) adjust, split, combine, subdivide or reclassify any shares of its capital stock.
For further information regarding limitations surrounding the conduct of Avista Corp.'s business as a result of the pending acquisition, see Section 5 of the Merger Agreement, which was filed as Exhibit 2.1 to Avista Corp.’s Current Report on Form 8-K filed with the SEC on July 19, 2017. See the 2016 Form 10-K for further information on other restrictions on the payment of dividends on common stock.
Item 4. Mine Safety Disclosures
Not applicable.
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
101
The following financial information from the Quarterly Report on Form 10−Q for the period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. (2)

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

AVISTA CORPORATION
(Registrant)

Date:	October 31, 2017	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)