Form 10-Q
period 2018-03-31
AVISTA CORP
filed 2018-05-02
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2018 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 30, 2018, 65,669,485 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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
Financial Risk

•
weather conditions, which affect both energy demand and electric generating capability, including the effect of precipitation and temperature on hydroelectric resources, the effect of wind patterns on wind-generated power, weather-sensitive customer demand, and similar effects on supply and demand in the wholesale energy markets;

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

•	deterioration in the creditworthiness of our customers;

•	the outcome of legal proceedings and other contingencies;

•	economic conditions in our service areas, including the economy's effects on customer demand for utility services;

•	declining energy demand related to customer energy efficiency, conservation measures and/or increased distributed generation;

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

•	default or nonperformance on the part of any parties from whom we purchase and/or sell capacity or energy;

•	potential environmental regulations or lawsuits affecting our ability to utilize or resulting in the obsolescence of our power supply resources;
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

•
third party construction of buildings, billboard signs, towers or other structures within our rights of way, or placement of fuel containers within close proximity to our transformers or other equipment, including overbuild atop natural gas distribution lines;

•	the loss of key suppliers for materials or services or other disruptions to the supply chain;

•
adverse impacts to our Alaska operations that could result from an extended outage of its hydroelectric generating resources or their inability to deliver energy, due to their lack of interconnectivity to any other electrical grids and the cost of replacement power (diesel);

•	changing river regulation or operations at hydroelectric facilities not owned by us, which could impact our hydroelectric facilities downstream;
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

•	entering into or growth of non-regulated activities may increase earnings volatility;

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

•
the Tax Cuts and Jobs Act and its intended and unintended consequences on financial results and future cash flows, including the potential impact to credit ratings, which may affect our ability to borrow funds or increase the cost of borrowing in the future;

•
policy and/or legislative changes resulting from the current presidential administration in various regulated areas, including, but not limited to, environmental regulation, healthcare regulations and import/export regulations; and

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

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands, except per share amounts
(Unaudited)

	2018	2017
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$408,356	$445,573
Alternative revenue programs	(5,939)	(15,036)
Total utility revenues	402,417	430,537
Non-utility revenues	6,944	5,933
Total operating revenues	409,361	436,470
Operating Expenses:
Utility operating expenses:
Resource costs	154,618	165,586
Other operating expenses	77,298	72,443
Acquisition costs	672	—
Depreciation and amortization	44,733	41,985
Taxes other than income taxes	30,829	32,662
Non-utility operating expenses:
Other operating expenses	6,824	6,179
Depreciation and amortization	181	188
Total operating expenses	315,155	319,043
Income from operations	94,206	117,427
Interest expense	24,776	23,545
Interest expense to affiliated trusts	253	185
Capitalized interest	(968)	(724)
Other expense (income)-net	4,479	(1,060)
Income before income taxes	65,666	95,481
Income tax expense	10,710	33,344
Net income	54,956	62,137
Net income attributable to noncontrolling interests	(66)	(21)
Net income attributable to Avista Corp. shareholders	$54,890	$62,116
Weighted-average common shares outstanding (thousands), basic	65,639	64,362
Weighted-average common shares outstanding (thousands), diluted	65,931	64,469

Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.84	$0.97
Diluted	$0.83	$0.96
Dividends declared per common share	$0.3725	$0.3575
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2018	2017
Net income	$54,956	$62,137
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $55 and $98 respectively	204	183
Total other comprehensive income	204	183
Comprehensive income	55,160	62,320
Comprehensive income attributable to noncontrolling interests	(66)	(21)
Comprehensive income attributable to Avista Corporation shareholders	$55,094	$62,299

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	March 31,	December 31,
	2018	2017
Assets:
Current Assets:
Cash and cash equivalents	$26,273	$16,172
Accounts and notes receivable-less allowances of $6,077 and $5,132, respectively	168,534	185,664
Regulatory asset for energy commodity derivatives	21,073	24,991
Materials and supplies, fuel stock and stored natural gas	49,259	58,075
Other current assets	44,608	52,632
Total current assets	309,747	337,534
Net Utility Property:
Utility plant in service	5,882,288	5,853,308
Construction work in progress	165,113	157,839
Total	6,047,401	6,011,147
Less: Accumulated depreciation and amortization	1,629,164	1,612,337
Total net utility property	4,418,237	4,398,810
Other Non-current Assets:
Investment in affiliated trusts	11,547	11,547
Goodwill	57,672	57,672
Other property and investments-net and other non-current assets	91,536	83,912
Total other non-current assets	160,755	153,131
Deferred Charges:
Regulatory assets for deferred income tax	90,519	90,315
Regulatory assets for pensions and other postretirement benefits	206,637	209,115
Other regulatory assets	128,813	127,328
Regulatory asset for interest rate swaps	151,667	169,704
Non-current regulatory asset for energy commodity derivatives	9,094	18,967
Other deferred charges	9,714	9,828
Total deferred charges	596,444	625,257
Total assets	$5,485,183	$5,514,732
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Avista Corporation
Dollars in thousands
(Unaudited)

	March 31,	December 31,
	2018	2017
Liabilities and Equity:
Current Liabilities:
Accounts payable	$67,168	$107,289
Current portion of long-term debt and capital leases	275,066	277,438
Short-term borrowings	50,000	105,398
Energy commodity derivative liabilities	9,760	8,848
Income taxes payable	15,845	413
Accrued interest	30,189	16,351
Accrued taxes other than income taxes	45,102	33,802
Deferred natural gas costs	31,148	37,474
Current portion of pensions and other postretirement benefits	10,907	11,544
Current unsettled interest rate swap derivative liabilities	25,086	34,447
Current regulatory liability for excess deferred income taxes	26,242	—
Other current liabilities	83,184	64,498
Total current liabilities	669,697	697,502
Long-term debt and capital leases	1,491,395	1,491,799
Long-term debt to affiliated trusts	51,547	51,547
Regulatory liability for utility plant retirement costs	288,019	285,786
Pensions and other postretirement benefits	200,162	203,566
Deferred income taxes	464,596	466,630
Regulatory liability for excess deferred income taxes	413,491	442,319
Other non-current liabilities, regulatory liabilities and deferred credits	147,705	145,099
Total liabilities	3,726,612	3,784,248
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)

Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 65,668,477 and 65,494,333 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,131,549	1,133,448
Accumulated other comprehensive loss	(9,628)	(8,090)
Retained earnings	636,468	604,470
Total Avista Corporation shareholders’ equity	1,758,389	1,729,828
Noncontrolling Interests	182	656
Total equity	1,758,571	1,730,484
Total liabilities and equity	$5,485,183	$5,514,732
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2018	2017
Operating Activities:
Net income	$54,956	$62,137
Non-cash items included in net income:
Depreciation and amortization	45,823	43,084
Deferred income tax provision (benefit) and investment tax credits	(5,049)	17,614
Power and natural gas cost amortizations, net	72	3,091
Amortization of debt expense	815	813
Amortization of investment in exchange power	613	613
Stock-based compensation expense	1,963	832
Equity-related Allowance for Funds Used During Construction (AFUDC)	(1,392)	(1,650)
Pension and other postretirement benefit expense	8,170	9,348
Other regulatory assets and liabilities and deferred debits and credits	2,127	(6,878)
Change in decoupling regulatory deferral	5,703	14,857
Other	3,778	(116)
Contributions to defined benefit pension plan	(7,300)	(7,400)
Changes in certain current assets and liabilities:
Accounts and notes receivable	15,963	(668)
Materials and supplies, fuel stock and stored natural gas	8,815	6,129
Collateral posted for derivative instruments	18,382	(2,620)
Income taxes receivable	314	14,106
Other current assets	(787)	(116)
Accounts payable	(21,997)	(20,239)
Income taxes payable	15,432	—
Other current liabilities	38,374	16,778
Net cash provided by operating activities	184,775	149,715

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(81,817)	(86,763)
Issuance of notes receivable at subsidiaries	(1,000)	(400)
Equity and property investments made by subsidiaries	(3,671)	(2,627)
Other	(866)	(137)
Net cash used in investing activities	(87,354)	(89,927)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2018	2017
Financing Activities:
Net decrease in short-term borrowings	$(55,398)	$(15,000)
Maturity of long-term debt and capital leases	(3,037)	(822)
Issuance of common stock, net of issuance costs	232	315
Cash dividends paid	(24,634)	(23,167)
Other	(4,483)	(3,442)
Net cash used in financing activities	(87,320)	(42,116)

Net increase in cash and cash equivalents	10,101	17,672

Cash and cash equivalents at beginning of period	16,172	8,507

Cash and cash equivalents at end of period	$26,273	$26,179
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2018	2017
Common Stock, Shares:
Shares outstanding at beginning of period	65,494,333	64,187,934
Shares issued	174,144	198,218
Shares outstanding at end of period	65,668,477	64,386,152
Common Stock, Amount:
Balance at beginning of period	$1,133,448	$1,075,281
Equity compensation expense	1,798	922
Issuance of common stock, net of issuance costs	232	315
Payment of minimum tax withholdings for share-based payment awards	(3,929)	(3,420)
Balance at end of period	1,131,549	1,073,098
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(8,090)	(7,568)
Other comprehensive income	204	183
Reclassification of excess income tax benefits	(1,742)	—
Balance at end of period	(9,628)	(7,385)
Retained Earnings:
Balance at beginning of period	604,470	581,014
Net income attributable to Avista Corporation shareholders	54,890	62,116
Cash dividends paid on common stock	(24,634)	(23,167)
Reclassification of excess income tax benefits	1,742	—
Balance at end of period	636,468	619,963
Total Avista Corporation shareholders’ equity	1,758,389	1,685,676
Noncontrolling Interests:
Balance at beginning of period	656	(251)
Net income attributable to noncontrolling interests	66	21
Cash dividends paid to subsidiary noncontrolling interests	(540)	—
Balance at end of period	182	(230)
Total equity	$1,758,571	$1,685,446
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corporation (Avista Corp. or the Company) as of and for the interim periods ended March 31, 2018 and March 31, 2017 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K). Please refer to the section “Acronyms and Terms” in the 2017 Form 10-K for definitions of certain terms not defined herein. The acronyms and terms are an integral part of these condensed consolidated financial statements.
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
Avista Capital, Inc. (Avista Capital), a wholly owned non-regulated subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC. See Note 12 for business segment information.
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
Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Materials and supplies	$43,202	$41,493
Fuel stock	4,798	4,843
Stored natural gas	1,259	11,739
Total	$49,259	$58,075

AVISTA CORPORATION

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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consisted of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $2,559 and $4,356, respectively (a)	$9,628	$8,090

(a)
Effective January 1, 2018, the Company adopted ASU No. 2018-02. As a result of the adoption of this new standard, $1.7 million in excess tax benefits was reclassified from accumulated other comprehensive loss to retained earnings. See Note 2 for additional discussion of the adoption of this standard.

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three months ended March 31 (dollars in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	2018	2017	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$(228)	$(299)	(a)
Amortization of net loss	2,995	3,638	(a)
Adjustment due to effects of regulation	(2,508)	(3,058)	(a)
	259	281	Total before tax
	(55)	(98)	Tax expense
	$204	$183	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 5 for additional details).
Effective Income Tax Rate
For the three months ended March 31, 2018 and 2017, the Company's effective tax rate was 16.3 percent and 34.9 percent, respectively. The effective tax rate decreased during 2018 due to federal income tax law changes which were enacted during the fourth quarter of 2017, which lowered the federal income tax rate from 35 percent to 21 percent. In addition, there were reductions to the effective tax rate in 2018 due to plant excess deferred income taxes being amortized under the Average Rate Assumption Method (ARAM) and due to excess tax benefits from the settlement of equity awards during the first quarter of 2018.
Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual if there is a reasonable possibility that a material loss may be incurred. As of March 31, 2018, the Company has not recorded any significant amounts related to unresolved contingencies. See Note 11 for further discussion of the Company's commitments and contingencies.
NOTE 2. NEW ACCOUNTING STANDARDS
ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”
On January 1, 2018, the Company adopted ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.
The Company elected to use a modified retrospective method of adoption, which required a cumulative adjustment to opening retained earnings (if any were identified), as opposed to a full retrospective application. The Company did not identify any adjustments required to opening retained earnings related to the adoption of the new revenue standard. The Company applied the retrospective application only to contracts that were not completed as of the implementation date. The Company did not apply the new guidance to contracts that were completed with all revenue recognized prior to the implementation date. In addition, total operating revenues on the Condensed Consolidated Statements of Income in years prior to 2018 would not have changed if the Company had elected to apply the full retrospective method of adoption.
Since the majority of Avista Corp.’s revenue is from rate-regulated sales of electricity and natural gas to retail customers and revenue is recognized as energy is delivered to these customers, the Company does not expect any significant change in operating revenues or net income going forward.
The only changes in revenue that resulted from the adoption of this ASU were related to the presentation of utility-related taxes collected from customers and the timing of when revenue from self-generated renewable energy credits (REC) is recognized.

AVISTA CORPORATION

Under ASU No. 2014-09, revenue associated with the sale of RECs is recognized at the time of generation and sale of the credits as opposed to when the RECs are certified in the Western Renewable Energy Generation Information System, which generally occurs during a period subsequent to the sale. This represents a change from the Company's prior practice, which was to defer revenue recognition until the time of certification. Revenue associated with the sale of RECs is not material to the financial statements and almost all of the Company's REC revenue is deferred for future rebate to retail customers. As such, the change in the timing of revenue recognition does not have a material impact on net income.
See Note 3 for the Company's complete revenue disclosures.
ASU No. 2016-02 “Leases (Topic 842)”
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02. This ASU introduces a new lessee model that requires most leases to be capitalized and shown on the balance sheet with corresponding lease assets and liabilities. The standard also aligns certain of the underlying principles of the new lessor model with those in Topic 606, the FASB’s new revenue recognition standard. Furthermore, this ASU addresses other issues that arise under the current lease model; for example, eliminating the required use of bright-line tests in current GAAP for determining lease classification (operating leases versus capital leases). This ASU also includes enhanced disclosures surrounding leases. This ASU is effective for periods beginning on or after December 15, 2018; however, early adoption is permitted. Under ASU No. 2016-02, upon adoption, the effects of this standard must be applied using a modified retrospective approach to the earliest period presented, which will likely require restatements of previously issued financial statements. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. During the first quarter of 2018, a proposed ASU was issued by the FASB that provides a practical expedient that would allow companies to use an optional transition method, which would allow for a cumulative adjustment to retained earnings during the period of adoption and prior periods would not require restatement.
The Company evaluated ASU No. 2016-02 and determined that it will not early adopt this standard before its effective date in 2019.
The Company has formed a lease standard implementation team that is working through the implementation process. Based on work to date, the implementation team has identified a complete population of existing and potential leases under the new standard and has completed its review of the agreements associated with this population. However, the team has not yet quantified the impact of recording these leases. In addition, the team is developing a process to identify any new potential leases that may be entered into prior to the standard implementation date in 2019.
The Company is monitoring utility industry implementation guidance as it relates to several unresolved issues to determine if there will be an industry consensus. The Company has not estimated the potential impact on its future financial condition, results of operations and cash flows.
ASU No. 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”
On January 1, 2018, the Company adopted ASU No. 2017-07, which amended the income statement presentation of the components of net period benefit cost for an entity’s defined benefit pension and other postretirement plans. Under previous GAAP, net benefit cost consisted of several components that reflected different aspects of an employer’s financial arrangements as well as the cost of benefits earned by employees. These components were aggregated and reported net in the financial statements. ASU No. 2017-07 requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (other components) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations.
In addition, only the service-cost component of net benefit cost is eligible for capitalization (e.g., as part of utility plant). This is a change from prior practice, under which entities capitalized the aggregate net benefit cost to utility plant when applicable, in accordance with Federal Energy and Regulatory Commission (FERC) accounting guidance. Avista Corp. is a rate-regulated entity and all components of net benefit cost are currently recovered from customers as a component of utility plant and, under the new ASU, these costs will continue to be recovered from customers in the same manner over the depreciable lives of utility plant. As all such costs are expected to continue to be recoverable, the components that are no longer eligible to be recorded as a component of utility plant for GAAP will be recorded as regulatory assets.
Upon adoption, entities must use a retrospective transition method to adopt the requirement for separate presentation in the income statement and a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the

AVISTA CORPORATION

service-cost component. Due to the retrospective requirements for income statement presentation, for the three months ended March 31, 2017, the Company reclassified $2.0 million in non-service cost components of pension and other postretirement benefits from utility other operating expenses to other expense (income)-net on the Condensed Consolidated Statements of Income. See Note 5 for additional discussion regarding pension and other postretirement benefit expense.
ASU No. 2018-02 “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”
In February 2018, the FASB issued ASU No. 2018-02, which amended the guidance for reporting comprehensive income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017. This ASU is effective for periods beginning after December 15, 2018 and early adoption is permitted. Upon adoption, the requirements of this ASU must be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company early adopted this standard effective January 1, 2018 and elected to apply the guidance during the period of adoption rather than apply the standard retrospectively. As a result, the Company reclassified $1.7 million in tax benefits from accumulated other comprehensive loss to retained earnings during the three months ended March 31, 2018.
NOTE 3. REVENUE
ASC 606, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded previous revenue recognition guidance, including industry-specific guidance, became effective on January 1, 2018. The core principle of the revenue model is that an entity should identify the various performance obligations in a contract, allocate the transaction price among the performance obligations and recognize revenue when (or as) the entity satisfies each performance obligation.
Utility Revenues
Revenue from Contracts with Customers
General
The majority of Avista Corp.’s revenue is from rate-regulated sales of electricity and natural gas to retail customers, which has two performance obligations, (1) having service available for a specified period (typically a month at a time) and (2) the delivery of energy to customers. The total energy price generally has a fixed component (basic charge) related to having service available and a usage-based component, related to the delivery and consumption of energy.
In addition, the sale of electricity and natural gas is governed by the various state utility commissions, which set rates, charges, terms and conditions of service, and prices. Collectively, these rates, charges, terms and conditions are included in a “tariff,” which governs all aspects of the provision of regulated services. Tariffs are only permitted to be changed through a rate-setting process involving an independent, third-party regulator empowered by statute to establish rates that bind customers. Thus, all regulated sales by the Company are conducted subject to the regulator-approved tariff.
Tariff sales involve the current provision of commodity service (electricity and/or natural gas) to customers for a price that generally has a basic charge and a usage-based component. Tariff rates also include certain pass-through costs to customers such as natural gas costs, retail revenue credits and other miscellaneous regulatory items that do not impact net income, but can cause total revenue to fluctuate significantly up or down compared to previous periods. The commodity is sold and/or delivered to and consumed by the customer simultaneously, and the provisions of the relevant tariff determine the charges the Company may bill the customer, payment due date, and other pertinent rights and obligations of both parties. Generally, tariff sales do not involve a written contract. Given that all revenue recognition criteria are met upon the delivery of energy to customers, revenue is recognized immediately at that time.
Revenues from contracts with customers are presented in the Condensed Consolidated Statements of Income in the line item "Utility revenues, exclusive of alternative revenue programs."
Unbilled Revenue from Contracts with Customers
The determination of the volume of energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month (once per month for each individual customer). At the end of each calendar month, the amount of energy delivered to customers since the date of the last meter reading is estimated and the corresponding unbilled revenue is estimated and recorded. The Company's estimate of unbilled revenue is based on:

•	the number of customers,

AVISTA CORPORATION

•	current rates,

•	meter reading dates,

•	actual native load for electricity,

•	actual throughput for natural gas, and

•	electric line losses and natural gas system losses.
Any difference between actual and estimated revenue is automatically corrected in the following month when the actual meter reading and customer billing occurs.
Accounts receivable includes unbilled energy revenues of the following amounts as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Unbilled accounts receivable	$51,835	$68,641
Non-Derivative Wholesale Contracts
The Company has certain wholesale contracts which do not meet the criteria for classification as derivatives. Since they do not meet the definition of a derivative, they are within the scope of ASC 606 and are considered revenue from contracts with customers. Revenue is recognized as energy is delivered to the customer or the service is available for specified period of time, consistent with the discussion of tariff sales above.
Alternative Revenue Programs (Decoupling)
ASC 606 retained existing GAAP associated with alternative revenue programs, which specified that alternative revenue programs are contracts between an entity and a regulator of utilities, not a contract between an entity and a customer. GAAP requires that an entity present revenue arising from alternative revenue programs separately from revenues arising from contracts with customers on the face of the Condensed Consolidated Statements of Income. The Company's decoupling mechanisms (also known as a FCA in Idaho) qualify as alternative revenue programs. Decoupling revenue deferrals are recognized in the Condensed Consolidated Statements of Income during the period they occur (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage), subject to certain limitations, and a regulatory asset/liability is established which will be surcharged or rebated to customers in future periods. GAAP requires that for any alternative revenue program, like decoupling, the revenue must be expected to be collected from customers within 24 months of the deferral to qualify for recognition in the current period Condensed Consolidated Statement of Income. Any amounts included in the Company's decoupling program that are not expected to be collected from customers within 24 months are not recorded in the financial statements until the period in which revenue recognition criteria are met. The amounts expected to be collected from customers within 24 months represents an estimate which must be made by the Company on an ongoing basis due to it being based on the volumes of electric and natural gas sold to customers on a go-forward basis.
Two acceptable methods of presenting decoupling revenue have evolved within the utility industry and a policy election is required by the Company. The two options relate to how the collection/refund of previously recognized decoupling revenue is presented within total revenue. The first option is the gross method, which is to amortize the decoupling regulatory asset/liability to the alternative revenue program line item on the Condensed Consolidated Statement of Income as it is collected from or refunded to customers. The cash passing between the Company and the customers is presented in revenue from contracts with customers since it is a portion of the overall tariff paid by customers. This method results in a gross up to both revenue from contracts with customers and revenue from alternative revenue programs, but has a net zero impact on total revenue. The second option is the net method, which requires the amortization of the decoupling regulatory asset/liability to be presented within revenue from contracts with customers such that, when netted against the cash passing between the Company and the customers within the same line item, there is a net zero impact to revenue from contracts with customers and total revenue. The Company has elected the gross method for the presentation of alternative revenue program revenue, consistent with historical practice. Depending on whether the previous deferral balance being amortized was a regulatory asset or regulatory liability, and depending on the size and direction of the current year deferral of surcharges and/or rebates to customers, it could result in negative alternative revenue program revenue during the year.
Derivative Revenue
Most wholesale electric and natural gas transactions (including both physical and financial transactions), and the sale of fuel are considered derivatives, which are specifically scoped out of ASC 606. As such, these revenues are disclosed separately from

AVISTA CORPORATION

revenue from contracts with customers. Revenue is recognized for these items upon the settlement/expiration of the derivative contract. Derivative revenue includes those transactions which are entered into and settled within the same month.
Other Utility Revenue
Other utility revenue includes rent, revenues from the lineman training school, sales of materials, late fees and other charges that do not represent contracts with customers. Other utility revenue also includes the provision for earnings sharing and the provision for rate refunds associated with the TCJA, enacted in December 2017. This revenue is scoped out of ASC 606, as this revenue does not represent items where a customer is a party that has contracted with the Company to obtain goods or services that are an output of the Company’s ordinary activities in exchange for consideration. As such, these revenues are presented separately from revenue from contracts with customers.
Other Considerations for Utility Revenues
Contracts with Multiple Performance Obligations
In addition to the tariff sales described above, which are stand-alone energy sales, the Company has bundled arrangements which contain multiple performance obligations including some combination of energy, capacity, energy reserves and RECs. Under these arrangements, the total contract price is allocated to the various performance obligations and revenue is recognized as the obligations are satisfied. Depending on the source of the revenue, it could either be included in revenue from contracts with customers or derivative revenue.
Gross Versus Net Presentation
Revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) are reported on a net basis as part of derivative revenues.
Utility-related taxes collected from customers (primarily state excise taxes and city utility taxes) are taxes that are imposed on Avista Utilities as opposed to being imposed on its customers; therefore, Avista Utilities is the principal in these transactions and records these transactions on a gross basis in revenue from contracts with customers and operating expense (taxes other than income taxes). The utility-related taxes collected from customers at AEL&P are imposed on the customers rather than AEL&P; therefore, AEL&P is acting as the agent in these transactions. As such, effective January 1, 2018, these transactions at AEL&P are presented on a net basis within revenue from contracts with customers. Prior to the adoption of ASU No. 2014-09, the Company presented utility-related taxes at AEL&P on a gross basis, consistent with the presentation for Avista Utilities. In prior years, there were approximately $2.0 million annually in utility-related taxes collected from customers included in revenue for AEL&P.
Utility-related taxes that were included in revenue from contracts with customers were as follows for the three months ended March 31 (dollars in thousands):

	2018	2017
Utility-related taxes	$19,167	$21,584
Non-Utility Revenues
Revenue from Contracts with Customers
Non-utility revenues from contracts with customers are primarily derived from the operations of METALfx. The contracts associated with METALfx have one performance obligation, the delivery of a product, and revenues are recognized when the risk of loss transfers to the customer, which occurs when products are shipped.
Other Revenue
Other non-utility revenue primarily relates to rent revenue, which is scoped out of ASC 606; therefore, this revenue is presented separately from revenue from contracts with customers.
Significant Judgments and Unsatisfied Performance Obligations
The vast majority of the Company's revenues are derived from the rate-regulated sale of electricity and natural gas that have two performance obligations that are satisfied throughout the period and as energy is delivered to customers. In addition, the customers do not pay for energy in advance of receiving it. As such, the Company does not have any significant unsatisfied performance obligations or deferred revenues as of period-end associated with these revenues. Also, the only judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers (discussed in detail above) and estimates surrounding the amount of decoupling revenues which will be collected from customers within 24 months.

AVISTA CORPORATION

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year and depending on the timing of the customer payments, it can result in an immaterial amount of deferred revenue or a receivable from the customer. As of March 31, 2018, the Company estimates it had unsatisfied capacity performance obligations of $13.7 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.
Disaggregation of Total Operating Revenue
The following table disaggregates total operating revenue by segment and source for the three months ended March 31 (dollars in thousands):

2018
Avista Utilities
Revenue from contracts with customers	$354,162
Derivative revenues	58,392
Alternative revenue programs	(5,939)
Provision for rate refunds (federal income tax law changes)	(19,822)
Other utility revenues	1,961
Total Avista Utilities	388,754
AEL&P
Revenue from contracts with customers	14,650
Provision for rate refunds (federal income tax law changes)	(1,122)
Other utility revenues	135
Total AEL&P	13,663
Other
Revenue from contracts with customers	6,729
Other revenues	215
Total other	6,944
Total operating revenues	$409,361
Utility Revenue from Contracts with Customers by Type and Service
The following table disaggregates revenue from contracts with customers associated with the Company's utility operations for the three months ended March 31 (dollars in thousands):

	2018
	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$114,753	$6,538	$121,291
Commercial and governmental	78,909	8,044	86,953
Industrial	25,119	—	25,119
Public street and highway lighting	1,859	68	1,927
Total retail revenue	220,640	14,650	235,290
Transmission	3,830	—	3,830
Other revenue from contracts with customers	6,291	—	6,291
Total revenue from contracts with customers	$230,761	$14,650	$245,411

AVISTA CORPORATION

	2018
	Avista Utilities	AEL&P	Total Utility
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$80,653	$—	$80,653
Commercial	37,373	—	37,373
Industrial and interruptible	1,683	—	1,683
Total retail revenue	119,709	—	119,709
Transportation	2,567	—	2,567
Other revenue from contracts with customers	1,125	—	1,125
Total revenue from contracts with customers	$123,401	$—	$123,401
NOTE 4. DERIVATIVES AND RISK MANAGEMENT
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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of March 31, 2018 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2018	246	816	13,783	86,103	162	1,537	7,683	58,035
2019	235	737	610	65,478	94	1,543	1,345	35,438
2020	—	—	910	23,145	—	836	1,430	1,830
2021	—	—	—	—	—	—	1,049	—
2022	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—

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

The electric and natural gas derivative contracts above will be included in either power supply costs or natural gas supply costs during the period they are delivered and will be included in the various deferral and recovery mechanisms (ERM, PCA, and Purchased Gas Adjustments (PGA)), or in the general rate case process, and are expected to be collected through retail rates from customers.
Foreign Currency Exchange Derivatives
A significant portion of Avista Corp.’s natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Corp.’s short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices and settled within 60 days with U.S. dollars. Avista Corp. hedges foreign currency risk by purchasing Canadian currency exchange derivatives when such commodity transactions are initiated. The foreign currency exchange derivatives and the unhedged foreign currency risk have not had a material effect on Avista Corp.’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations are included with natural gas supply costs for ratemaking.
The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Number of contracts	23	18
Notional amount (in United States dollars)	$5,312	$2,552
Notional amount (in Canadian dollars)	6,866	3,241

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
The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of March 31, 2018 and December 31, 2017 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
March 31, 2018	14	$275,000	2018
	6	70,000	2019
	4	40,000	2020
	1	15,000	2021
	5	60,000	2022
December 31, 2017	14	$275,000	2018
	6	70,000	2019
	3	30,000	2020
	1	15,000	2021
	5	60,000	2022
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

AVISTA CORPORATION

Summary of Outstanding Derivative Instruments
The amounts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2018 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$22	$(6)	$—	$16
Interest rate swap derivatives
Other current assets	3,930	—	—	3,930
Other property and investments-net and other non-current assets	9,512	(358)	—	9,154
Current unsettled interest rate swap derivative liabilities	1,273	(49,052)	22,693	(25,086)
Other non-current liabilities, regulatory liabilities and deferred credits	—	(6,321)	4,937	(1,384)
Energy commodity derivatives
Other current assets	995	(34)	—	961
Current energy commodity derivative liabilities	39,944	(61,978)	12,274	(9,760)
Other non-current liabilities, regulatory liabilities and deferred credits	19,133	(28,226)	4,322	(4,771)
Total derivative instruments recorded on the balance sheet	$74,809	$(145,975)	$44,226	$(26,940)
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2017 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$32	$(1)	$—	$31
Interest rate swap derivatives
Other current assets	2,597	(270)	—	2,327
Other property and investments-net and other non-current assets	4,880	(2,304)	—	2,576
Current unsettled interest rate swap derivative liabilities	—	(63,399)	28,952	(34,447)
Other non-current liabilities, regulatory liabilities and deferred credits	—	(7,540)	6,018	(1,522)
Energy commodity derivatives
Other current assets	1,386	(122)	—	1,264
Current energy commodity derivative liabilities	26,641	(52,895)	17,406	(8,848)
Other non-current liabilities, regulatory liabilities and deferred credits	15,970	(34,936)	10,032	(8,934)
Total derivative instruments recorded on the balance sheet	$51,506	$(161,467)	$62,408	$(47,553)
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

AVISTA CORPORATION

exposure can change significantly. As a result, sudden and significant demands may be made against Avista Corp.'s credit facilities and cash. Avista Corp. actively monitors the exposure to possible collateral calls and takes steps to mitigate capital requirements.
The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Energy commodity derivatives
Cash collateral posted	$28,415	$39,458
Letters of credit outstanding	28,500	23,000
Balance sheet offsetting (cash collateral against net derivative positions)	16,596	27,438

Interest rate swap derivatives
Cash collateral posted	27,630	34,970
Letters of credit outstanding	3,000	5,000
Balance sheet offsetting (cash collateral against net derivative positions)	27,630	34,970
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
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$1,376	$1,336
Additional collateral to post	1,376	1,336

Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	55,731	73,514
Additional collateral to post	8,600	18,770
NOTE 5. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
Avista Utilities
Avista Utilities’ pension and other postretirement plans have not changed during the three months ended March 31, 2018. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $7.3 million in cash to the pension plan for the three months ended March 31, 2018 and expects to contribute a total of $22.0 million in 2018.

AVISTA CORPORATION

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Three months ended March 31:
Service cost (a)	$5,450	$5,042	$804	$824
Interest cost	6,466	6,951	1,197	1,399
Expected return on plan assets	(8,250)	(7,900)	(500)	(475)
Amortization of prior service cost	75	—	(815)	(312)
Net loss recognition	2,088	2,546	1,655	1,273
Net periodic benefit cost	$5,829	$6,639	$2,341	$2,709

(a)
Total service costs in the table above are recorded to the same accounts as labor expense. Labor and benefits expense is recorded to various projects based on whether the work is a capital project or an operating expense. Approximately 40 percent of all labor and benefits is capitalized to utility property and 60 percent is expensed to utility other operating expenses.

See Note 2 for discussion regarding the adoption of ASU No. 2017-07 and its impact to the presentation of pension and other postretirement benefits in the Condensed Consolidated Statements of Income and the Condensed Consolidated Balance Sheets.
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
Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Balance outstanding at end of period (1)	$50,000	$105,000
Letters of credit outstanding at end of period	$35,420	$34,420
Average interest rate at end of period	2.56%	2.26%

(1)	As of March 31, 2018 and December 31, 2017, the balance outstanding was classified as short-term borrowings on the Condensed Consolidated Balance Sheet.
AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of March 31, 2018 and December 31, 2017, there were no borrowings or letters of credit outstanding under this committed line of credit. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.
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

AVISTA CORPORATION

The distribution rates paid were as follows during the three months ended March 31, 2018 and the year ended December 31, 2017:

	March 31,	December 31,
	2018	2017
Low distribution rate	2.36%	1.81%
High distribution rate	2.88%	2.36%
Distribution rate at the end of the period	2.88%	2.36%
Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $1.5 million of Common Trust Securities to the Company. The Preferred Trust Securities may be redeemed at the option of Avista Capital II at any time and mature on June 1, 2037. In December 2000, the Company purchased $10.0 million of these Preferred Trust Securities.
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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$951,000	$1,077,127	$951,000	$1,067,783
Long-term debt (Level 3)	767,000	768,947	767,000	810,598
Snettisham capital lease obligation (Level 3)	59,111	58,700	59,745	61,700
Long-term debt to affiliated trusts (Level 3)	51,547	40,722	51,547	41,882
These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 79.00 to 129.85, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on March 31, 2018.
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
March 31, 2018
Assets:
Energy commodity derivatives	$—	$60,025	$—	$(59,064)	$961
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	47	(47)	—
Foreign currency exchange derivatives	—	22	—	(6)	16
Interest rate swap derivatives	—	14,715	—	(1,631)	13,084
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,663	—	—	—	1,663
Equity securities (2)	6,810	—	—	—	6,810
Total	$8,473	$74,762	$47	$(60,748)	$22,534
Liabilities:
Energy commodity derivatives	$—	$77,218	$—	$(75,660)	$1,558
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	2,852	(47)	2,805
Power exchange agreement	—	—	10,163	—	10,163
Power option agreement	—	—	5	—	5
Foreign currency exchange derivatives	—	6	—	(6)	—
Interest rate swap derivatives	—	55,731	—	(29,261)	26,470
Total	$—	$132,955	$13,020	$(104,974)	$41,001

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2017
Assets:
Energy commodity derivatives	$—	$43,814	$—	$(42,550)	$1,264
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	183	(183)	—
Foreign currency exchange derivatives	—	32	—	(1)	31
Interest rate swap derivatives	—	7,477	—	(2,574)	4,903
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,638	—	—	—	1,638
Equity securities (2)	6,631	—	—	—	6,631
Total	$8,269	$51,323	$183	$(45,308)	$14,467
Liabilities:
Energy commodity derivatives	$—	$71,342	$—	$(69,988)	$1,354
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	3,347	(183)	3,164
Power exchange agreement	—	—	13,245	—	13,245
Power option agreement	—	—	19	—	19
Foreign currency exchange derivatives	—	1	—	(1)	—
Interest rate swap derivatives	—	73,513	—	(37,544)	35,969
Total	$—	$144,856	$16,611	$(107,716)	$53,751

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
The difference between the amount of derivative assets and liabilities disclosed in respective levels in the table above and the amount of derivative assets and liabilities disclosed on the Condensed Consolidated Balance Sheets is due to netting arrangements with certain counterparties. See Note 4 for additional discussion of derivative netting.
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

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.2 million as of March 31, 2018 and December 31, 2017.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of March 31, 2018 (dollars in thousands):

Fair Value (Net) at
	March 31, 2018	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(10,163)	Surrogate facility pricing	O&M charges	$38.87-$45.20/MWh (1)
			Escalation factor	5% - 2018 to 2019
			Transaction volumes	42,682 - 396,984 MWhs
Power option agreement	$(5)	Black-Scholes- Merton	Strike price	$34.01/MWh - 2018
$40.42/MWh - 2019
			Delivery volumes	94,221 - 128,491 MWhs
Natural gas exchange agreement	$(2,805)	Internally derived weighted average cost of gas	Forward purchase prices	$1.41 - $2.00/mmBTU

			Forward sales prices	$1.33 - $2.85/mmBTU
			Purchase volumes	115,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs
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

AVISTA CORPORATION

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Power Option Agreement	Total
Three months ended March 31, 2018:
Balance as of January 1, 2018	$(3,164)	$(13,245)	$(19)	$(16,428)
Total gains or (losses):
Included in regulatory assets/liabilities (1)	203	(1,877)	14	(1,660)
Settlements	156	4,959	—	5,115
Ending balance as of March 31, 2018 (2)	$(2,805)	$(10,163)	$(5)	$(12,973)
Three months ended March 31, 2017:
Balance as of January 1, 2017	$(5,885)	$(13,449)	$(76)	$(19,410)
Total gains or (losses):
Included in regulatory assets/liabilities (1)	2,012	(4,493)	(190)	(2,671)
Settlements	(405)	3,523	—	3,118
Ending balance as of March 31, 2017 (2)	$(4,278)	$(14,419)	$(266)	$(18,963)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 9. COMMON STOCK
The Company has entered into four separate sales agency agreements under which Avista Corp.'s sales agents may offer and sell up to 3.8 million new shares of Avista Corp.'s common stock, no par value, from time to time. The sales agency agreements expire on February 29, 2020 and as of March 31, 2018, the Company has 1.1 million shares remaining to be issued under these agreements. No shares were issued under these agreements in the three months ended March 31, 2018.
NOTE 10. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three months ended March 31 (in thousands, except per share amounts):

	2018	2017
Numerator:
Net income attributable to Avista Corp. shareholders	$54,890	$62,116
Denominator:
Weighted-average number of common shares outstanding-basic	65,639	64,362
Effect of dilutive securities:
Performance and restricted stock awards	292	107
Weighted-average number of common shares outstanding-diluted	65,931	64,469
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.84	$0.97
Diluted	$0.83	$0.96
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

AVISTA CORPORATION

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
In connection with the proposed acquisition, as of the date of this quarterly report, the three lawsuits that had been filed in the United States District Court for the Eastern District of Washington have been voluntarily dismissed by the plaintiffs. Those cases were captioned as follows:

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
This lawsuit was filed against Hydro One Limited, Olympus Holding Corp., Olympus Corp. and Bank of America Merrill Lynch, as well as all members of the Company's Board of Directors, namely Erik Anderson, Kristianne Blake, Donald Burke, Rebecca Klein, Scott Maw, Scott Morris, Marc Racicot, Heidi Stanley, John Taylor and Janet Widmann. While Avista Corp. is not a named defendant in this lawsuit, the Company has the obligation to indemnify members of its Board of Directors.
The complaint generally alleges that the members of the Board breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process and agreeing to the acquisition at a price that allegedly undervalues Avista Corporation, and that Hydro One Limited, Olympus Holding Corp., and Olympus Corp. aided and abetted those purported breaches of duty. The aiding and abetting claims were brought only against Hydro One Limited, Olympus Holding Corp. and Olympus Corp. The complaint seeks various remedies, including monetary damages, attorneys’ fees and expenses. The complaint has been stayed by the court until the closing of the transaction at which time the plaintiff will have the option to file an amended complaint within 30 days of such closing. If the amended complaint is not filed within the 30 days the suit will be dismissed.

AVISTA CORPORATION

All defendants deny any wrongdoing in connection with the proposed acquisition and plan to vigorously defend against all pending claims; however, the Company cannot at this time predict the eventual outcome.
Other Contingencies
In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes that any ultimate liability arising from these actions will not have a material impact on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant. See "Note 19 of the Notes to Consolidated Financial Statements" in the 2017 Form 10-K for additional discussion regarding other contingencies.
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
The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2018:
Operating revenues	$388,754	$13,663	$402,417	$6,944	$—	$409,361
Resource costs	151,665	2,953	154,618	—	—	154,618
Other operating expenses (2)	75,139	2,831	77,970	6,824	—	84,794
Depreciation and amortization	43,267	1,466	44,733	181	—	44,914
Income (loss) from operations	88,145	6,122	94,267	(61)	—	94,206
Interest expense (3)	23,965	894	24,859	335	(165)	25,029
Income taxes	10,417	1,464	11,881	(1,171)	—	10,710
Net income (loss) attributable to Avista Corp. shareholders	55,540	3,772	59,312	(4,422)	—	54,890
Capital expenditures (4)	81,176	641	81,817	214	—	82,031
For the three months ended March 31, 2017:
Operating revenues	$415,381	$15,156	$430,537	$5,933	$—	$436,470
Resource costs	162,613	2,973	165,586	—	—	165,586
Other operating expenses (5)	69,671	2,772	72,443	6,179	—	78,622
Depreciation and amortization	40,538	1,447	41,985	188	—	42,173
Income (loss) from operations (5)	110,676	7,185	117,861	(434)	—	117,427
Interest expense (3)	22,683	894	23,577	167	(14)	23,730
Income taxes	31,017	2,463	33,480	(136)	—	33,344
Net income (loss) attributable to Avista Corp. shareholders	58,439	3,853	62,292	(176)	—	62,116
Capital expenditures (4)	85,403	1,360	86,763	35	—	86,798
Total Assets:
As of March 31, 2018:	$5,149,906	$282,484	$5,432,390	$75,744	$(22,951)	$5,485,183
As of December 31, 2017:	$5,177,878	$278,688	$5,456,566	$73,241	$(15,075)	$5,514,732

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.

(2)
Other operating expenses for Avista Utilities for the three months ended March 31, 2018 include acquisition costs of $0.7 million which are separately disclosed on the Condensed Consolidated Statements of Income.

AVISTA CORPORATION

(3)	Including interest expense to affiliated trusts.

(4)	The capital expenditures for the other businesses are included in other investing activities on the Condensed Consolidated Statements of Cash Flows.

(5)
Effective January 1, 2018, the Company adopted ASU No. 2017-07, which resulted in a $2.0 million reclassification of the non-service cost component of pension and other postretirement benefit costs for the three months ended March 31, 2017. The costs were reclassified from utility other operating expenses to other expense (income) - net on the Condensed Consolidated Statements of Income.

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
Closing Conditions, Required Approvals
Consummation of the acquisition is subject to the satisfaction or waiver, if permissible under applicable law, of specified closing conditions, including, but not limited to, (i) the approval of the acquisition by the holders of a majority of the outstanding shares of Avista Corp. Common Stock, (ii) the receipt of regulatory approvals required to consummate the acquisition, including approval from the FERC, the Committee on Foreign Investment in the United States (CFIUS), the Federal Communications Commission (FCC), the WUTC, IPUC, MPSC, OPUC, and the RCA, and (iii) meeting the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), as amended. Under the HSR Act and the rules and regulations promulgated thereunder, the acquisition may not be completed until notification and report forms have been filed with the U.S. Department of Justice (DOJ) and the Federal Trade Commission (FTC) and the applicable waiting period has expired or been terminated.
The transaction is expected to close in the second half of 2018 subject to remaining referenced approvals and the satisfaction or waiver of other specified conditions.
The table below presents the approvals required for the consummation of the acquisition by Hydro One, as well as the date the Company filed an approval request and the current status of each required approval.

Required Approval	Approval Request Filing Date	Status
Avista Corp. shareholder approval	October 2, 2017	Approved November 21, 2017, no further action
FERC	September 14, 2017	Approved January 16, 2018, no further action
HSR Act	March 6, 2018	Approved April 6, 2018, no further action
WUTC	September 14, 2017	Settlement agreement filed with WUTC	(a)
RCA	November 21, 2017	Settlement agreement filed with RCA	(b)
IPUC	September 14, 2017	Settlement agreement filed with IPUC	(c)
OPUC	September 14, 2017	Pending	(d)
MPSC	September 14, 2017	Pending	(e)
CFIUS	February 9, 2018	Pending
FCC	April 13, 2018	Pending

(a)
Washington - On March 27, 2018, Avista Corp. and Hydro One filed an all-parties, all-issues settlement agreement with the WUTC recommending approval of the acquisition of the Company by Hydro One. This represents a full settlement that all parties, including the WUTC Staff, have agreed results in a net benefit to the Company's Washington customers. The settlement agreement is subject to WUTC approval.

The settlement includes financial and non-financial commitments by the Company. No costs associated with the transaction will be recovered from the customers of Avista Corp. or Hydro One. The Company's initial September 2017 applications for state regulatory approval of the transaction proposed a shareholder-funded rate credit of approximately

AVISTA CORPORATION

$32 million over a 10-year period across Washington, Oregon and Idaho. This amounted to an allocation of an approximately $20 million rate credit in Washington. The settlement, if approved, would result in a rate credit of approximately $31 million over a 5-year period. In the settlement, Hydro One and Avista Corp. also agreed to a number of other financial commitments, including providing funding for low income participation in new renewable energy and replacing certain manufactured homes. If the settlement is approved, the Company's financial commitments in Washington would total approximately $44 million, including the rate credits. While negotiations with parties in Oregon and Montana are still underway and will be resolved on a state-by-state basis, if the financial commitments in each other state bore the same ratio to the Company’s base revenue in such state as the financial commitments in Washington bear to the Washington revenue, the total amount of financial commitments would be approximately $74 million, which includes the $1 million proposed rate credit in Alaska.
The settlement agreement also provides for the use of a portion of Avista Corp.’s excess deferred federal income taxes for the purpose of accelerating the depreciation schedule for Colstrip Units 3 and 4 to reflect a remaining useful life of those units through December 31, 2027. In addition, included in the financial commitments described above is funding toward a Colstrip community transition fund which is intended to help the Colstrip community transition from coal-fired generation in the event of a future closure. The settlement does not reflect any agreement with respect to the ultimate closure of Colstrip Units 3 and 4 as that decision would be made in conjunction with the other owners of Colstrip.

(b)
Alaska - On April 3, 2018, Avista Corp. and Hydro One filed a settlement agreement with the RCA recommending approval of the acquisition of the Company by Hydro One. The settlement agreement is with the City and Borough of Juneau, the only intervenor in the case. The settlement agreement includes specific commitments by the Company to preserve the ownership structure and current operations of AEL&P, ensure customer rates will not be impacted by the transaction, enhance community giving and provide a $1 million rate credit over five years for AEL&P’s customers. This rate credit period would begin at the close of the transaction. The settlement agreement is subject to RCA review and approval. The parties have requested a decision from the RCA within 30 days of filing the settlement agreement.

(c)
Idaho - On April 13, 2018, Avista Corp. and Hydro One filed an all-parties, all-issues settlement agreement with the IPUC recommending approval of the acquisition of the Company by Hydro One. The settlement agreement is subject to IPUC approval and the parties have requested approval from the IPUC by August 14, 2018.

The settlement agreement reflects similar financial and non-financial commitments that align in value with those agreed to in Washington. The Idaho portion of the shareholder-funded rate credits is approximately $16 million over a 5-year period. The total amount of financial commitments for Idaho, including the rate credit is approximately $22 million. The Idaho settlement agreement does not change the Company's previous total estimated financial commitments of approximately $74 million among all jurisdictions.
The settlement agreement in Idaho does not address Colstrip in the same manner as Washington; rather the parties to the settlement agreement have recommended that Colstrip be addressed in a separate filing requesting revised depreciation rates. The Company will be proposing that a portion of the benefits from the TCJA be set aside for the purpose of accelerating the depreciation schedule for Colstrip Units 3 and 4 to reflect a remaining useful life of those units through December 31, 2027.

(d)
Oregon - On February 12, 2018, OPUC Staff and other interested parties in Oregon filed their initial recommendations regarding the proposed acquisition by Hydro One. In their initial recommendation, the OPUC Staff recommended that the Commission deny the application as it was originally filed. OPUC Staff believes the application does not provide a net benefit to Avista Corp.’s customers, nor are the ring-fencing commitments adequate to protect those customers from harm. However, the OPUC Staff indicated they would not issue a final opinion until after receiving and reviewing additional testimony from us and Hydro One and they indicated they would consider a more comprehensive and functional set of interlocking, reinforcing conditions designed to help ensure that Avista Corp. customers are not harmed by the proposed merger, accompanied by a proposal with incremental benefits to customers. Subsequent to the Company's initial filing of the application for approval, the OPUC set a procedural schedule with an end date no later than September 14, 2018.

(e)	Montana - In the initial application for approval, the Company requested approval of the transaction on or before August 14, 2018.
Avista Corp. and Hydro One intend to continue to work with the various commissions, their staff and other parties to try and satisfy any concerns associated with the proposed transaction.
Other Information Related to the Acquisition
The Merger Agreement also contains customary representations, warranties and covenants of Avista Corp., Hydro One, US Parent and Merger Sub. These covenants include, among others, an obligation on behalf of Avista Corp. to operate its business

AVISTA CORPORATION

in the ordinary course until the acquisition is consummated, subject to certain exceptions. In addition, the parties are required to use reasonable best efforts to obtain any required regulatory approvals.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Avista Corporation
Spokane, Washington
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of March 31, 2018, the related condensed consolidated statements of income, comprehensive income, equity, and cash flows, for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP
Seattle, Washington
May 1, 2018

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations has been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q. The interim Management’s Discussion and Analysis of Financial Condition and Results of Operations does not contain the full detail or analysis which would be included in a full fiscal year Form 10-K; therefore, it should be read in conjunction with the Company's 2017 Form 10-K.
Business Segments
Our business segments have not changed during the three months ended March 31, 2018. See the 2017 Form 10-K as well as “Note 12 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2018	2017
Avista Utilities	$55,540	$58,439
AEL&P	3,772	3,853
Other	(4,422)	(176)
Net income attributable to Avista Corp. shareholders	$54,890	$62,116
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $54.9 million for the three months ended March 31, 2018, a decrease from $62.1 million for the three months ended March 31, 2017.
The decrease in earnings for the first quarter of 2018 was due to a decrease in earnings at Avista Utilities, a slight decrease at AEL&P and an increase in losses at our other businesses.
Avista Utilities' earnings decreased for the first quarter of 2018 due to an increase in other operating expenses, primarily due to an increase in generation, transmission and distribution operating costs, compensation costs, depreciation and amortization, and interest expense. In addition, acquisition costs were incurred during the first quarter of 2018, which are not being passed through to customers. Excluding the effects of income tax related refunds (which reduced gross margin (operating revenues less resource costs), but had no impact on net income), gross margin increased primarily due to general rate increases and customer growth.
AEL&P earnings did not materially change for the first quarter of 2018 as compared to the first quarter of 2017.
The increase in losses at our other businesses for the first quarter of 2018 was related to increased expenses at one of our subsidiaries associated with the insolvency of the general contractor on a renovation project. The general contractor's insolvency resulted in the recording of a liability to various subcontractors. In addition, we recognized an impairment loss on one equity investment and we recognized our portion of net losses from our other equity investments, which were larger in the first quarter of 2018 as compared to the first quarter of 2017.
More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.
Pending Acquisition by Hydro One
On July 19, 2017, Avista Corp. entered into a Merger Agreement that provides for Avista Corp. to become an indirect, wholly-owned subsidiary of Hydro One. Subject to the satisfaction or waiver of specified closing conditions, including approval by regulatory agencies, the transaction is expected to close during the second half of 2018. At the effective time of the acquisition, each share of Avista Corp. common stock issued and outstanding other than shares of Avista Corp. common stock that are owned by Hydro One, Olympus Holding Corp., a wholly owned subsidiary of Hydro One (US parent), and Olympus Corp., a wholly owned subsidiary of US parent (Merger Sub) or any of their respective subsidiaries, will be converted automatically into the right to receive an amount in cash equal to $53, without interest. For further information, see Notes 13 of the "Notes to Condensed Consolidated Financial Statements” as well as "Regulatory Matters."

AVISTA CORPORATION

Federal Income Tax Law Changes
On December 22, 2017, the TCJA was signed into law, with most provisions of the new law effective on January 1, 2018. As a result of the TCJA and its reduction of the corporate income tax rate from 35 percent to 21 percent (among many other changes in the law), we recorded a regulatory liability associated with the revaluing of our deferred income tax assets and liabilities to the new corporate tax rate. The total net amount of the regulatory liability associated with the TCJA is $439.7 million as of March 31, 2018, compared to $442.3 million as of December 31, 2017, which reflects the amounts to be refunded to customers through the regulatory process. We expect the Avista Utilities plant related amounts will be returned to customers over a period of approximately 36 years using the ARAM. We expect the AEL&P plant related amounts to be returned to customers over a period of approximately 40 years using the Reverse South Georgia Method. We currently expect most of the regulatory liability attributable to non-plant excess deferred taxes of $17.6 million to be returned to customers within the next year; however, we are waiting for approval from various regulatory agencies.
Because most of the provisions of the TCJA were effective as of January 1, 2018 but our customers' rates continue to have the 35 percent corporate tax rate built in from prior general rate cases, we are accruing for a refund to customers the change in federal income tax expense beginning January 1, 2018 forward until all benefits are properly captured through the deferral process and refunded to customers through tariffs or other regulatory mechanisms to be reviewed and implemented in future regulatory proceedings. As of March 31, 2018, we have recorded a customer refund liability of $21.0 million associated with the difference between the actual corporate tax rate and the corporate tax rate built into customer rates.
On April 30, 2018, we filed an all-parties settlement agreement with the IPUC related to the income tax benefits associated with the TCJA. In the settlement agreement, the parties agreed that current customer rates should be reduced due to the reduction of the federal income tax rate from 35 percent to 21 percent and due to the regulatory liability for plant excess deferred income taxes that was recorded as of December 31, 2017. The reduction agreed to is $13.7 million attributable to electric (which amounts to a 5.3 percent reduction to base rates) and $2.6 million attributable to natural gas (which amounts to a 6.1 percent reduction to base rates).
In addition to the above amounts, the settlement agreement provides for the use of approximately $12.0 million of electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 and 4 to reflect a remaining useful life of those units through December 31, 2027, or for other purposes, as approved by the IPUC order in our depreciation case. The tax benefits being utilized are related to non-plant excess deferred income taxes and the customer refund liability that was established in 2018 related to the change in federal income tax expense for the period January 1, 2018 to May 31, 2018 (discussed above). Although we have agreed to the acceleration of depreciation of Colstrip Units 3 and 4, the settlement in principle does not reflect any agreement with respect to the ultimate closure of Colstrip Units 3 and 4, since that decision would have to be made in conjunction with the other owners of Colstrip.
There are also $0.5 million in tax benefits attributable to natural gas, which will be included in the PGA filing effective November 1, 2018.
The parties have requested a decision from the IPUC on or before June 1, 2018, with new rates effective on June 1, 2018.
See the 2017 Form 10-K for a detailed discussion of the TCJA, including the impact to us and any risks that may be associated with the new law.
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
WUTC Order Denying Industrial Customers of Northwest Utilities / Public Counsel Joint Motion for Clarification, WUTC Staff Motion to Reconsider and WUTC Staff Motion to Reopen Record
In January 2016, the Industrial Customers of Northwest Utilities (ICNU), the Public Counsel Unit of the Washington State Office of the Attorney General (PC) and the WUTC Staff, which is a separate party in the general rate case proceedings from the WUTC Advisory Staff, filed Motions for Clarification requesting the WUTC to clarify their attrition adjustment and the end result electric revenue decrease of $8.1 million. The Motions for Clarification suggested that the electric revenue decrease should have been significantly larger.
In February 2016, the WUTC issued an order (Order 06) denying the Motions summarized above and affirming Order 05, including an $8.1 million decrease in electric base revenue.
PC Petition for Judicial Review
In March 2016, PC filed in Thurston County Superior Court a Petition for Judicial Review of the WUTC's Order 05 and Order 06 described above that concluded our 2015 electric and natural gas general rate cases.
PC is requesting that the Court (1) vacate or set aside portions of the WUTC’s orders; (2) identify the errors contained in the WUTC’s orders; (3) find that the rates approved in Order 05 and reaffirmed in Order 06 are unlawful and not fair, just and reasonable; (4) remand the matter to the WUTC for further proceedings consistent with these rulings, including a determination of our revenue requirement for electric and natural gas services; and (5) find the customers are entitled to a refund. A decision from the Court is expected sometime in 2018.
The new rates established by Order 05 will continue in effect while the Petition for Judicial Review is being considered. We believe the WUTC's Order 05 and Order 06 finalizing the electric and natural gas general rate cases provide a reasonable end result for all parties. If the outcome of the judicial review were to result in an electric rate reduction greater than the decrease ordered by the WUTC, it may result in a refund liability to customers of up to $9.5 million, which is net of an approximately $2.5 million refund for Washington electric customers related to the 2016 provision for earnings sharing that we have already accrued. The potential refund liability amount is limited to 2016 revenues and would not impact 2017 revenues collected from customers. See the 2017 Form 10-K for additional information on these proceedings.
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
We did not appeal the WUTC's decision to the courts and instead focused on new general rate cases.

AVISTA CORPORATION

2017 General Rate Cases
On April 26, 2018, the WUTC issued a final order in our electric and natural gas general rate cases that were originally filed on May 26, 2017. In the order, the WUTC approved new electric rates, effective on May 1, 2018, that will increase base rates by 2.19 percent (designed to increase electric revenues by $10.8 million). The net increase in electric base rates is made up of an increase in base revenues of $23.2 million, an increase of $14.5 million in power supply costs and a decrease of $26.9 million for the impacts from the TCJA.
For natural gas, the WUTC approved new natural gas base rates, effective on May 1, 2018, that will decrease base rates by 2.41 percent (designed to decrease natural gas revenues by $2.1 million). The net decrease in natural gas base rates is made up of an increase in base revenues of $3.4 million that was offset by a decrease of $5.5 million for the impacts from the TCJA.
In the order, the WUTC also agreed to withhold $10.4 million of the electric excess deferred federal income taxes that resulted from the TCJA for the purpose of accelerating the depreciation schedule for Colstrip Units 3 and 4 to reflect a remaining useful life of those units through December 31, 2027.
The new rates are based on a ROR of 7.50 percent with a common equity ratio of 48.5 percent and a 9.5 percent ROE.
In our original filings, we had requested three-year rate plans for electric and natural gas; however, in the final order the WUTC only provided for new rates effective on May 1, 2018.
In addition to the above, in filed testimony to our general rate cases, the WUTC Staff recommended the exclusion of our 2016 settlement costs of interest rate swaps from the cost of capital calculation. However, in the final order, the WUTC disagreed with WUTC Staff and did not disallow the settlement costs of our interest rate swaps.
Idaho General Rate Cases
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
The settlement agreement is based on a ROR of 7.61 percent with a common equity ratio of 50 percent and a 9.5 percent ROE.
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
In addition, in the settlement agreement we agreed to non-recovery of certain utility plant expenditures, which resulted in a write-off of $0.8 million in the second quarter of 2017.
The settlement agreement reflects a 7.35 percent ROR with a common equity ratio of 50 percent and a 9.4 percent ROE.

AVISTA CORPORATION

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
Avista Utilities
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in gross margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $31.1 million as of March 31, 2018 and a liability of $37.5 million as of December 31, 2017. These deferred natural gas costs balances represent amounts due to customers. Due to declining wholesale natural gas prices that have occurred since the 2017 PGAs were filed and went into effect, we filed, and the respective commissions approved, out of cycle PGAs in January 2018 to reduce customer rates and pass through expected lower costs during the winter heating months, rather than waiting until the next regular PGA cycle.
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. See the 2017 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM was a liability of $26.6 million as of March 31, 2018, compared to a liability of $23.7 million as of December 31, 2017. These deferred power cost balances represent amounts due to customers.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a liability of $9.1 million as of March 31, 2018 and a liability of $6.1 million as of December 31, 2017. These deferred power cost balances represent amounts due to customers.
Decoupling and Earnings Sharing Mechanisms
Decoupling (also known as a FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of our jurisdictions, Avista Utilities' electric and natural gas revenues are adjusted so as to be based on the number of customers in certain customer rate classes and assumed "normal" kilowatt hour and therm sales, rather than being based on actual kilowatt hour and therm sales. The difference between revenues based on the number of customers and "normal" sales and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. Only residential and certain commercial customer classes are included in our decoupling mechanisms. During the first quarter of 2018, the FCA in Idaho was extended for a one-year term through December 31, 2019. See the 2017 Form 10-K for a discussion of the mechanisms in each jurisdiction.
Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $10.7 million as of March 31, 2018 and $16.5 million as of December 31, 2017. These decoupling assets represent amounts due from customers. Total net earnings sharing balances among all jurisdictions were regulatory liabilities of $5.3 million as of March 31, 2018 and $5.8 million as of December 31, 2017. These earnings sharing liabilities represent amounts due to customers.
See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2018 and 2017 related to the decoupling and earnings sharing mechanisms.
State Regulatory Approval Requirements Related to the Pending Acquisition by Hydro One
See "Note 13 of the Notes to Condensed Consolidated Financial Statements" for discussion of the regulatory approvals related to the pending acquisition by Hydro One, as well as their current status.

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
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the first quarter of 2017 to the first quarter of 2018, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased at both Avista Utilities and AEL&P primarily due to an accrual for refunds to customers related to federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates continue to have the 35 percent corporate tax rate built in from prior general rate cases, we have deferred the impact of the change beginning January 1, 2018. These benefits will be refunded to customers in future periods. There is no impact to our net income as there was a corresponding decrease in income tax expense.
In addition to the above, utility revenues decreased from a decrease in natural gas wholesale sales (due to a decrease in volumes and prices), partially offset by customer growth and general rate increases in Idaho and Oregon that contributed additional retail revenue during the first quarter of 2018 as compared to the first quarter of 2017.
Utility resource costs decreased at both Avista Utilities and AEL&P. The decrease at Avista Utilities was primarily due to a decrease in natural gas purchased (due to a decrease in volumes and prices), partially offset by an increase in electric resource costs (purchased power, fuel for generation and regulatory amortizations).
The increase in utility other operating expenses was due to an increase at Avista Utilities and a slight increase at AEL&P. The increase at Avista Utilities was the result of an increase in generation, transmission and distribution operating costs, and compensation costs, partially offset by a decrease in pension and other postretirement benefit costs.
The acquisition costs are related to the pending Hydro One acquisition and consist primarily of employee time incurred during the first quarter of 2018 and are not being passed through to customers.
Utility depreciation and amortization increased due to additions to utility plant.
Income taxes decreased due to federal income tax law changes, which reduced the corporate tax rate from 35 percent to 21 percent. Our effective tax rate was 16.3 percent for the first quarter of 2018 compared to 34.9 percent for the first quarter of 2017. In addition to the enacted tax rate decrease, our effective tax rate decreased during 2018 due to plant excess deferred income taxes being amortized under the ARAM and due to excess tax benefits from the settlement of equity awards during the first quarter of 2018.
Other was primarily related to an increase in interest expense, due to additional debt being outstanding during 2018 as compared to 2017 and partially due to an increase in the overall interest rate. Also, there were increased expenses at one of our subsidiaries associated with the insolvency of the general contractor on a renovation project. The general contractor's

AVISTA CORPORATION

insolvency resulted in the recording of a liability to various subcontractors. In addition, we recognized an impairment loss on one equity investment.
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
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
The following table presents Avista Utilities' operating revenues, resource costs and resulting gross margin for the three months ended March 31 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Operating revenues	$262,477	$263,718	$143,448	$170,212	$(17,171)	$(18,549)	$388,754	$415,381
Resource costs	98,890	90,875	69,946	90,287	(17,171)	(18,549)	151,665	162,613
Gross margin	$163,587	$172,843	$73,502	$79,925	$—	$—	$237,089	$252,768
The gross margin on electric sales decreased $9.3 million and the gross margin on natural gas sales decreased $6.4 million in the first quarter of 2018 compared to the first quarter of 2017.
The primary reason for the decrease in both electric and natural gas gross margin was the accrual for refunds to customers related to the federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates continue to have the 35 percent corporate tax rate built in from prior general rate cases, we have deferred the impact of the change beginning January 1, 2018. These benefits of $12.1 million for electric and $7.8 million for natural gas will be refunded to customers in future periods. There is no impact to our net income as there was a corresponding decrease in income tax expense.
Excluding the effects of income tax related refunds, electric gross margin increased $2.8 million primarily due to a general rate increase in Idaho and customer growth. For the first quarter of 2018, we had a $4.9 million pre-tax benefit under the ERM in Washington, compared to a $4.1 million pre-tax benefit for the first quarter of 2017. For the full year of 2018, we expect to be in a benefit position under the ERM within the 90 percent customer/10 percent Company sharing band, primarily due to above normal hydroelectric generation and lower natural gas fuel prices, which allows us to engage in additional optimization activities.
Excluding the effects of income tax related refunds, natural gas gross margin increased $1.3 million primarily due to general rate increases in Oregon and Idaho, as well as customer growth.
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

AVISTA CORPORATION

The following graphs present Avista Utilities' utility electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues and it also includes refunds to customers related to federal income tax law changes.
The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended March 31 (dollars in thousands):

	Electric Operating Revenues
	2018	2017
Current year decoupling deferrals (a)	$4,012	$(5,832)
Amortization of prior year decoupling deferrals (b)	(4,880)	(1,247)
Total electric decoupling revenue	$(868)	$(7,079)

AVISTA CORPORATION

(a)
Positive amounts are increases to revenue in the current year and will be surcharged to customers in future periods. Negative numbers are decreases to revenue in the current year and will be rebated to customers in future years.

(b)
Positive amounts are increases to revenue in the current year and are related to rebate balances that resulted in prior years and are being refunded to customers in the current year. Negative numbers are decreases to revenue in the current year and are related to surcharge balances that resulted in prior years and are being surcharged to customers in the current year.

Total electric revenues decreased $1.2 million for the first quarter of 2018 as compared to the first quarter of 2017 primarily reflecting the following:

•
a $5.4 million decrease in retail electric revenue due to a decrease in total MWhs sold (decreased revenues $14.0 million), partially offset by an increase in revenue per MWh (increased revenues $8.6 million).

◦
The decrease in total retail MWhs sold was the result of weather that was warmer than the prior year (which decreased electric heating loads), partially offset by customer growth. Compared to the first quarter of 2017, residential electric use per customer decreased 10 percent and commercial use per customer decreased 4 percent. Heating degree days in Spokane were 3 percent below normal and 13 percent below the first quarter of 2017.

◦	The increase in revenue per MWh was primarily due to a general rate increase in Idaho, as well as an increase decoupling surcharge rates.

•
an $11.7 million increase in wholesale electric revenues due to an increase in sales volumes (increased revenues $13.7 million), partially offset by a decrease in sales prices (decreased revenues $2.0 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•
a $1.1 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. For the first quarter of 2018, $6.9 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the first quarter of 2017, $8.0 million of these sales were made to our natural gas operations.

•
a $6.2 million increase in electric revenue due to decoupling. Weather was warmer than normal in the first quarter of 2018, which resulted in decoupling deferral surcharges related to the current year. This was offset by the amortization of decoupling balances from prior years. Weather was cooler than normal in first quarter of 2017, which resulted in decoupling rebates. This was combined with the amortization of decoupling surcharges from prior years.

•
a $12.1 million decrease in electric revenue due to refunds to customers related to the federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates continue to have the 35 percent corporate tax rate built in from prior general rate cases, we have deferred the impact of the change beginning January 1, 2018.

AVISTA CORPORATION

The following graphs present our utility natural gas operating revenues and therms delivered for the three months ended March 31 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues and it also includes refunds to customers related to federal income tax law changes.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended March 31 (dollars in thousands):

	Natural Gas Operating Revenues
	2018	2017
Current year decoupling deferrals (a)	$149	$(5,804)
Amortization of prior year decoupling deferrals (b)	(5,220)	(2,153)
Total natural gas decoupling revenue	$(5,071)	$(7,957)

AVISTA CORPORATION

(a)
Positive amounts are increases to revenue in the current year and will be surcharged to customers in future periods. Negative numbers are decreases to revenue in the current year and will be rebated to customers in future years.

(b)
Positive amounts are increases to revenue in the current year and are related to rebate balances that resulted in prior years and are being refunded to customers in the current year. Negative numbers are decreases to revenue in the current year and are related to surcharge balances that resulted in prior years and are being surcharged to customers in the current year.

Total natural gas revenues decreased $26.8 million for the first quarter of 2018 as compared to the first quarter of 2017 primarily reflecting the following:

•	a $17.6 million decrease in natural gas retail revenues due to a decrease in volumes (decreased revenues $12.0 million) and lower retail rates (decreased revenues $5.6 million).

◦
We sold less retail natural gas in the first quarter of 2018 as compared to the first quarter of 2017 due to weather that was warmer than the prior year in our Washington and Idaho service territories, partially offset by customer growth. Compared to the first quarter of 2017, residential natural gas use per customer decreased 10 percent and commercial use per customer decreased 11 percent. Heating degree days in Spokane were 3 percent below normal and 13 percent below the first quarter of 2017. Heating degree days in Medford were 1 percent above normal and consistent with the first quarter of 2017.

◦	Lower retail rates were due to PGAs, partially offset by a general rate increases in Oregon and Idaho, as well as an increase in decoupling surcharges.

•
a $4.3 million decrease in wholesale natural gas revenues due to a decrease in volumes (decreased revenues $0.3 million) and a decrease in prices (decreased revenues $4.0 million). In the first quarter of 2018, $10.3 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the first quarter of 2017, $10.5 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
a $2.9 million increase in natural gas revenue due to decoupling. Weather was warmer than normal in the first quarter of 2018, which resulted in decoupling surcharges. This was offset by the amortization of decoupling surcharges from prior years. Weather was cooler than normal in first quarter of 2017, which resulted in decoupling rebates. This was combined with the amortization of decoupling surcharges from prior years.

•
a $7.8 million decrease in natural gas revenue due to refunds to customers related to the federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates continue to have the 35 percent corporate tax rate built in from prior general rate cases, we have deferred the impact of the change beginning January 1, 2018.

The following table presents our average number of electric and natural gas retail customers for the three months ended March 31:

	Electric Customers		Natural Gas Customers
	2018	2017	2018	2017
Residential	339,218	334,305	313,247	306,224
Commercial	42,624	42,066	35,506	35,237
Interruptible	—	—	38	36
Industrial	1,321	1,326	248	252
Public street and highway lighting	588	565	—	—
Total retail customers	383,751	378,262	349,039	341,749

AVISTA CORPORATION

The following graphs present our utility resource costs for the three months ended March 31 (dollars in millions):
Total electric resource costs in the graph above include intracompany resource costs of $10.3 million and $10.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
Total natural gas resource costs in the graph above include intracompany resource costs of $6.9 million and $8.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
Total electric resource costs increased $8.0 million for the first quarter of 2018 as compared to the first quarter of 2017 primarily reflecting the following:

•
a $2.4 million increase in purchased power due to an increase in the volume of power purchases (increased costs $7.6 million), partially offset by a decrease in wholesale prices (decreased costs $5.2 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•	a $2.6 million increase in fuel for generation primarily due to an increase in thermal generation, partially offset by a decrease in natural gas fuel prices.

AVISTA CORPORATION

•
a $2.4 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	a $3.2 million increase from net amortizations and deferrals of power costs. This change was primarily the result of lower net power supply costs.

•	a $2.2 million net increase from other regulatory amortizations and other electric resource costs.
Total natural gas resource costs decreased $20.3 million for the first quarter of 2018 as compared to the first quarter of 2017 primarily reflecting the following:

•
an $11.5 million decrease in natural gas purchased due to a decrease in total therms purchased (decreased costs $4.2 million) and a decrease in the price of natural gas (decreased costs $7.3 million). Total therms purchased decreased primarily due to a decrease in retail sales.

•	a $2.3 million decrease in other regulatory amortizations.

•	a $6.5 million decrease from net amortizations and deferrals of natural gas costs.
Results of Operations - Alaska Electric Light and Power Company
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net income for AEL&P was $3.8 million for the three months ended March 31, 2018 compared to $3.9 million for the three months ended March 31, 2017.
The following table presents AEL&P's operating revenues, resource costs and resulting gross margin for the three months ended March 31 (dollars in thousands):

	Electric
	2018	2017
Operating revenues	$13,663	$15,156
Resource costs	2,953	2,973
Gross margin	$10,710	$12,183
Electric gross margin decreased for the first quarter of 2018 primarily due to the accrual for refunds to customers related to the federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates continue to have the 35 percent corporate tax rate built in from prior general rate cases, we have deferred the impact of the change beginning January 1, 2018. These benefits of $1.1 million will be refunded to customers in future periods. There is no impact to net income as there is a corresponding decrease in income tax expense.
In addition, effective January 1, 2018, due to the adoption of ASU No. 2014-09 (revenue recognition standard), AEL&P no longer records utility-related taxes collected from customers on a gross basis in revenue and taxes other than income taxes. Now, these taxes are recorded on a net basis within revenue. This change in accounting reduced 2018 revenue and gross margin by $0.5 million as compared to the same period in 2017 with no impact to net income.
Excluding the impacts of the TCJA and the adoption of ASU No. 2014-09, retail revenues increased slightly compared to 2017 primarily due to a slight increase in residential and commercial customers.
In addition to the decrease in gross margin, there was an increase in other operating expenses primarily due to an increase in distribution and hydraulic maintenance expenses, partially offset by a decrease in supplies expense.
Results of Operations - Other Businesses
Net losses for our other businesses were $4.4 million for the three months ended March 31, 2018 compared to $0.2 million for the three months ended March 31, 2017.
Net losses for the three months ended March 31, 2018 were primarily related to increased expenses at one of our subsidiaries associated with the insolvency of the general contractor on a renovation project. The general contractor's insolvency resulted in the recording of a liability to various subcontractors. In addition, we recognized an impairment loss on one equity investment and we recognized our portion of net losses from our other equity investments, which were larger in the first quarter of 2018 as compared to the first quarter of 2017.

AVISTA CORPORATION

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2017 Form 10-K and have not changed materially from that discussion.
Liquidity and Capital Resources
Overall Liquidity
Our sources of overall liquidity and the requirements for liquidity have not materially changed in the three months ended March 31, 2018. See the 2017 Form 10-K for further discussion.
As of March 31, 2018, we had $314.6 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2021 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months.
Review of Cash Flow Statement
Operating Activities
Net cash provided by operating activities was $184.8 million for the three months ended March 31, 2018 compared to $149.7 million for the three months ended March 31, 2017. The increase in net cash provided by operating activities was primarily related to cash collateral posted for derivative instruments. During 2018, our cash collateral posted has decreased by $18.4 million, due to a favorable fluctuation in the fair value of our outstanding interest rate swaps and energy commodity derivatives. This is compared to the first quarter of 2017, which required additional cash collateral to be posted of $2.6 million.
In addition, due to lower federal income tax rates, which went into effect on January 1, 2018, we overcollected from customers as our customers' rates continue to have a 35 percent corporate income tax rate built into our base rates from prior general rate cases, whereas the current income tax rate is 21 percent. As a result, we recorded a customer refund liability of $21.0 million that will be returned to customers in future periods.
The increases above were partially offset because during the first quarter of 2018 we had decreased net income (after consideration of non-cash items included in net income) of $113.8 million, compared to $143.9 million for the first quarter of 2017.
Investing Activities
Net cash used in investing activities was $87.4 million for the three months ended March 31, 2018, compared to $89.9 million for the three months ended March 31, 2017. During the first quarter of 2018, we paid $81.8 million for utility capital expenditures compared to $86.8 million for the first quarter of 2017. Also, during the first quarter of 2018, our subsidiaries invested $3.7 million in equity and property, compared to $2.6 million invested during the first quarter of 2017.
Financing Activities
Net cash used by financing activities was $87.3 million for the three months ended March 31, 2018, compared to $42.1 million for the three months ended March 31, 2017. We had the following transactions:

•	short-term borrowings decreased by $55.4 million during 2018, compared to a decrease of $15.0 million in 2017, and

•
cash dividends paid to Avista Corp. shareholders increased to $24.6 million (or $0.3725 per share) for the first quarter of 2018 from $23.2 million (or $0.3575 per share) for the first quarter of 2017.

AVISTA CORPORATION

Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and capital leases	$275,066	7.6%	$277,438	7.6%
Short-term borrowings	50,000	1.4%	105,398	2.9%
Long-term debt to affiliated trusts	51,547	1.4%	51,547	1.4%
Long-term debt and capital leases	1,491,395	41.1%	1,491,799	40.8%
Total debt	1,868,008	51.5%	1,926,182	52.7%
Total Avista Corporation shareholders’ equity	1,758,389	48.5%	1,729,828	47.3%
Total	$3,626,397	100.0%	$3,656,010	100.0%
Our shareholders’ equity increased $28.6 million during the first three months of 2018 primarily due to net income, partially offset by dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
Committed Lines of Credit
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2021. As of March 31, 2018, there was $314.6 million of available liquidity under this line of credit.
The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2018, we were in compliance with this covenant with a ratio of 51.5 percent.
AEL&P has a $25.0 million committed line of credit that expires in November 2019. As of March 31, 2018, there were no borrowings or letters of credit outstanding under this committed line of credit.
The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of March 31, 2018, AEL&P was in compliance with this covenant with a ratio of 52.8 percent.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s committed line of credit were as follows as of and for the three months ended March 31 (dollars in thousands):

	2018	2017
Borrowings outstanding at end of period	$50,000	$105,000
Letters of credit outstanding at end of period	$35,420	$42,053
Maximum borrowings outstanding during the period	$111,000	$133,500
Average borrowings outstanding during the period	$76,211	$112,078
Average interest rate on borrowings during the period	2.30%	1.56%
Average interest rate on borrowings at end of period	2.56%	1.74%
As of March 31, 2018, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
2018 Liquidity Expectations
During 2018, we expect to issue approximately $375.0 million of long-term debt and up to $85.0 million of equity in order to refinance maturing long-term debt, fund planned capital expenditures, maintain an appropriate capital structure and for other general corporate purposes. The $85.0 million of equity in 2018 may come through the sale of shares through our sales agency agreements or from an equity contribution from Hydro One after consummation of the acquisition or from a combination of those sources.

AVISTA CORPORATION

After considering the expected issuances of long-term debt and equity during 2018, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.
2019 and Forward Operating Cash Flows
Due to federal income tax law changes, we expect our operating cash flows will be negatively impacted going forward primarily due to the loss of the bonus depreciation tax deduction and from the timing of the return of excess deferred taxes to customers. As a result, we may need to raise additional capital.
Capital Expenditures
We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. Our estimated capital expenditures for 2018, 2019 and 2020 have not materially changed during the three months ended March 31, 2018. See the 2017 Form 10-K for further information.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had $35.4 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $34.4 million as of December 31, 2017.
Pension Plan
Avista Utilities
In the three months ended March 31, 2018 we contributed $7.3 million to the pension plan and we expect to contribute a total of $22.0 million in 2018. We expect to contribute a total of $110.0 million to the pension plan in the period 2018 through 2022, with annual contributions of $22.0 million over that period.
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
Contractual Obligations
Our future contractual obligations have not materially changed during the three months ended March 31, 2018. See the 2017 Form 10-K for our contractual obligations.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed during the three months ended March 31, 2018. See the 2017 Form 10-K for further discussion of environmental issues and contingencies.
Enterprise Risk Management
The material risks to our businesses were discussed in our 2017 Form 10-K and have not materially changed during the three months ended March 31, 2018. Refer to the 2017 Form 10-K for further discussion of our risks and the mitigation of those risks.
Financial Risk
Our financial risks have not materially changed during the three months ended March 31, 2018. Refer to the 2017
Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2017.
Interest Rate Risk
We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 4 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of March 31, 2018 and December 31, 2017 and the amount of additional collateral we would have to post in certain circumstances.

AVISTA CORPORATION

Credit Risk
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of March 31, 2018, we had cash deposited as collateral in the amount of $28.4 million and letters of credit of $28.5 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2017 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at March 31, 2018, we would potentially be required to post up to $2.9 million of additional collateral. This amount is different from the $1.4 million disclosed in “Note 4 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 4, this analysis takes into account contractual threshold limits that are not considered in Note 4. Without contractual threshold limits, we would potentially be required to post up to $3.8 million of additional collateral.
Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of March 31, 2018, we had interest rate swap derivatives outstanding with a notional amount totaling $460.0 million and we had deposited cash in the amount of $27.6 million and letters of credit of $3.0 million as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at March 31, 2018, we would be required to post up to $8.6 million of additional collateral.
Energy Commodity Risk
Our energy commodity risks have not materially changed during the three months ended March 31, 2018, except as discussed below. Refer to the 2017 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2018 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2018	$(4,643)	$(2,640)	$405	$(35,060)	$109	$8,390	$(117)	$21,966
2019	(5,468)	(2,512)	(578)	(24,978)	(3)	7,249	(686)	13,525
2020	—	—	(798)	(3,251)	—	550	(1,074)	165
2021	—	—	—	—	—	—	(718)	—
2022	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2017 that are expected to be delivered in each respective year (dollars in thousands):

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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2018.
There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
See “Note 11 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”
Item 1A. Risk Factors
Please refer to the 2017 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2017 Form 10-K, except for the following:
External Mandates Risk
Import tariffs and/or other mandates imposed by the current presidential administration could potentially lead to a trade war with other foreign governments, and could significantly increase the prices on raw materials that are critical to our business, such as steel poles or wires. In addition, tariff increases may have a similar impact to our other suppliers and certain other customers, which could increase the negative impact on our operating results or future cash flows, as well as impact customer rates.
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
Dividend Restrictions
The restrictions on the payment of dividends on common stock have not materially changed during the three months ended March 31, 2018 except for the following:

AVISTA CORPORATION

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
For further information regarding limitations on the conduct of Avista Corp.'s business under the Merger Agreement, see Section 5 of the Merger Agreement, which was filed as Exhibit 2.1 to Avista Corp.’s Current Report on Form 8-K filed with the SEC on July 19, 2017. See the 2017 Form 10-K for further information on other restrictions on the payment of dividends on common stock.
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
101
The following financial information from the Quarterly Report on Form 10−Q for the period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. (2)

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

AVISTA CORPORATION
(Registrant)

Date:	May 1, 2018	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)