Form 10-Q
period 2018-09-30
AVISTA CORP
filed 2018-11-07
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 31, 2018, 65,688,000 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

AVISTA CORPORATION

i

AVISTA CORPORATION

AVISTA CORPORATION

ACRONYMS AND TERMS
(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
AEL&P	-	Alaska Electric Light and Power Company, the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska
AERC	-	Alaska Energy and Resources Company, the Company's wholly-owned subsidiary based in Juneau, Alaska
AFUDC	-	Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
ARAM	-	Average Rate Assumption Method
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Avista Capital	-	Parent company to the Company’s non-utility businesses
Avista Corp.	-	Avista Corporation, the Company
Avista Energy	-	Avista Energy, Inc., an inactive electricity and natural gas marketing, trading and resource management business, subsidiary of Avista Capital
Avista Utilities	-	Operating division of Avista Corp. (not a subsidiary) comprising the regulated utility operations in the Pacific Northwest
Capacity	-	The rate at which a particular generating source is capable of producing energy, measured in KW or MW
Cabinet Gorge	-	The Cabinet Gorge Hydroelectric Generating Project, located on the Clark Fork River in Idaho
Colstrip	-	The coal-fired Colstrip Generating Plant in southeastern Montana
Deadband or ERM deadband	-	The first $4.0 million in annual power supply costs above or below the amount included in base retail rates in Washington under the ERM in the state of Washington
Ecology	-	The state of Washington’s Department of Ecology
Energy	-	The amount of electricity produced or consumed over a period of time, measured in KWh or MWh. Also, refers to natural gas consumed and is measured in dekatherms.
EPA	-	Environmental Protection Agency
ERM	-	The Energy Recovery Mechanism, a mechanism for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Washington
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment, the electric and natural gas decoupling mechanism in Idaho
GAAP	-	Generally Accepted Accounting Principles
GHG	-	Greenhouse gas
Hydro One	-	Hydro One Limited, based in Toronto, Ontario, Canada
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Juneau	-	The City and Borough of Juneau, Alaska
MPSC	-	Public Service Commission of the State of Montana
MW, MWh	-	Megawatt: 1000 KW. Megawatt-hour: 1000 KWh
OPUC	-	The Public Utility Commission of Oregon
PCA	-	The Power Cost Adjustment mechanism, a procedure for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Idaho
PGA	-	Purchased Gas Adjustment
RCA	-	The Regulatory Commission of Alaska
REC	-	Renewable energy credit
ROE	-	Return on equity
ROR	-	Rate of return on rate base
SEC	-	U.S. Securities and Exchange Commission

AVISTA CORPORATION

TCJA	-	The "Tax Cuts and Jobs Act," signed into law on December 22, 2017
Therm	-	Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)
Watt	-	Unit of measurement for electricity; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt
WUTC	-	Washington Utilities and Transportation Commission

AVISTA CORPORATION

Forward-Looking Statements
From time to time, we make forward-looking statements such as statements regarding projected or future:

•	financial performance;

•	cash flows;

•	capital expenditures;

•	dividends;

•	capital structure;

•	other financial items;

•	strategic goals and objectives;

•	business environment; and

•	plans for operations.
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
Financial Risk

•
weather conditions, which affect both energy demand and electric generating capability, including the impact of precipitation and temperature on hydroelectric resources, the impact of wind patterns on wind-generated power, weather-sensitive customer demand, and similar impacts on supply and demand in the wholesale energy markets;

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

•
changes in the long-term global climate and the long-term climate within our utilities' service areas, which can affect, among other things, customer demand patterns and the volume and timing of streamflows to our hydroelectric resources;

Utility Regulatory Risk

•
state and federal regulatory decisions or related judicial decisions that affect our ability to recover costs and earn a reasonable return including, but not limited to, disallowance or delay in the recovery of capital investments, operating costs, commodity costs, interest rate swap derivatives and discretion over allowed return on investment;

AVISTA CORPORATION

Energy Commodity Risk

•
volatility and illiquidity in wholesale energy markets, including exchanges, the availability of willing buyers and sellers, changes in wholesale energy prices that can affect operating income, cash requirements to purchase electricity and natural gas, value received for wholesale sales, collateral required of us by individual counterparties and/or exchanges in wholesale energy transactions and credit risk to us from such transactions, and the market value of derivative assets and liabilities;

•	default or nonperformance on the part of any parties from whom we purchase and/or sell capacity or energy;

•	potential environmental regulations or lawsuits affecting our ability to utilize or resulting in the obsolescence of our power supply resources;

•
explosions, fires, accidents, pipeline ruptures or other incidents that may limit energy supply to our facilities or our surrounding territory, which could result in a shortage of commodities in the market that could increase the cost of replacement commodities from other sources;

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

•
the potential effects of initiatives, legislation or administrative rulemaking at the federal, state or local levels, including possible effects on our generating resources or restrictions on greenhouse gas emissions to mitigate concerns over global climate changes;

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
Available Information
Our website address is www.avistacorp.com. We make annual, quarterly and current reports available on our website as soon as practicable after electronically filing these reports with the SEC. Information contained on our website is not part of this report.

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Three and Nine Months Ended September 30
Dollars in thousands, except per share amounts
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$288,513	$296,375	$1,006,003	$1,046,352
Alternative revenue programs	606	(4,735)	(1,763)	(15,446)
Total utility revenues	289,119	291,640	1,004,240	1,030,906
Non-utility revenues	6,894	5,456	20,432	17,161
Total operating revenues	296,013	297,096	1,024,672	1,048,067
Operating Expenses:
Utility operating expenses:
Resource costs	101,519	108,568	362,106	376,905
Other operating expenses	78,395	75,927	236,771	227,212
Acquisition costs	965	6,730	2,620	8,004
Depreciation and amortization	46,035	42,968	136,419	127,596
Taxes other than income taxes	25,101	23,269	81,526	79,733
Non-utility operating expenses:
Other operating expenses	7,347	6,598	20,714	19,863
Depreciation and amortization	207	137	587	482
Total operating expenses	259,569	264,197	840,743	839,795
Income from operations	36,444	32,899	183,929	208,272
Interest expense	24,280	23,955	74,226	71,170
Interest expense to affiliated trusts	325	216	880	601
Capitalized interest	(1,217)	(899)	(3,324)	(2,513)
Other expense (income)-net	1,379	16	3,951	(851)
Income before income taxes	11,677	9,611	108,196	139,865
Income tax expense	1,548	5,153	17,467	51,548
Net income	10,129	4,458	90,729	88,317
Net loss (income) attributable to noncontrolling interests	(10)	(7)	(143)	21
Net income attributable to Avista Corp. shareholders	$10,119	$4,451	$90,586	$88,338
Weighted-average common shares outstanding (thousands), basic	65,688	64,412	65,668	64,392
Weighted-average common shares outstanding (thousands), diluted	66,026	64,892	65,980	64,638

Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.15	$0.07	$1.38	$1.37
Diluted	$0.15	$0.07	$1.37	$1.37
Dividends declared per common share	$0.3725	$0.3575	$1.1175	$1.0725
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Three and Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$10,129	$4,458	$90,729	$88,317
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $54, $98, $163 and $295 respectively	204	182	612	548
Total other comprehensive income	204	182	612	548
Comprehensive income	10,333	4,640	91,341	88,865
Comprehensive loss (income) attributable to noncontrolling interests	(10)	(7)	(143)	21
Comprehensive income attributable to Avista Corporation shareholders	$10,323	$4,633	$91,198	$88,886

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets:
Current Assets:
Cash and cash equivalents	$21,170	$16,172
Accounts and notes receivable-less allowances of $5,705 and $5,132, respectively	104,892	185,664
Materials and supplies, fuel stock and stored natural gas	62,766	58,075
Regulatory assets	21,525	44,750
Other current assets	35,159	32,873
Total current assets	245,512	337,534
Net utility property	4,555,440	4,398,810
Goodwill	57,672	57,672
Non-current regulatory assets	576,863	619,399
Other property and investments-net and other non-current assets	121,911	101,317
Total assets	$5,557,398	$5,514,732
Liabilities and Equity:
Current Liabilities:
Accounts payable	$80,892	$107,289
Current portion of long-term debt and capital leases	2,629	277,438
Short-term borrowings	35,000	105,398
Regulatory liabilities	94,978	48,264
Other current liabilities	133,404	159,113
Total current liabilities	346,903	697,502
Long-term debt and capital leases	1,860,944	1,491,799
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	191,021	203,566
Deferred income taxes	488,767	466,630
Non-current regulatory liabilities	798,440	800,089
Other non-current liabilities and deferred credits	69,425	73,115
Total liabilities	3,807,047	3,784,248
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 65,688,000 and 65,494,333 shares issued and outstanding, respectively	1,135,543	1,133,448
Accumulated other comprehensive loss	(9,220)	(8,090)
Retained earnings	623,229	604,470
Total Avista Corporation shareholders’ equity	1,749,552	1,729,828
Noncontrolling Interests	799	656
Total equity	1,750,351	1,730,484
Total liabilities and equity	$5,557,398	$5,514,732
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2018	2017
Operating Activities:
Net income	$90,729	$88,317
Non-cash items included in net income:
Depreciation and amortization	139,738	130,803
Deferred income tax provision and investment tax credits	10,575	58,242
Power and natural gas cost amortizations, net	6,315	8,416
Amortization of debt expense	2,327	2,440
Amortization of investment in exchange power	1,838	1,838
Stock-based compensation expense	5,215	5,809
Equity-related AFUDC	(4,406)	(5,012)
Pension and other postretirement benefit expense	23,980	27,816
Other regulatory assets and liabilities and deferred debits and credits	20,953	(12,683)
Change in decoupling regulatory deferral	5,436	20,193
Other	3,962	(190)
Contributions to defined benefit pension plan	(22,000)	(22,000)
Cash paid for settlement of interest rate swap agreements	(32,174)	(11,302)
Cash received for settlement of interest rate swap agreements	5,594	2,479
Changes in certain current assets and liabilities:
Accounts and notes receivable	75,878	52,534
Materials and supplies, fuel stock and stored natural gas	(4,691)	(12,653)
Collateral posted for derivative instruments	47,150	(1,896)
Income taxes receivable	(5,994)	(4,254)
Other current assets	2,123	(16)
Accounts payable	(16,392)	(29,992)
Other current liabilities	9,639	8,624
Net cash provided by operating activities	365,795	307,513

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(296,216)	(287,853)
Issuance of notes receivable at subsidiaries	(2,930)	(2,800)
Equity and property investments made by subsidiaries	(8,629)	(10,899)
Distributions from investments	1,946	1,915
Other	(1,858)	(2,714)
Net cash used in investing activities	(307,687)	(302,351)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2018	2017
Financing Activities:
Net increase (decrease) in short-term borrowings	$(70,398)	$75,000
Proceeds from issuance of long-term debt	374,621	—
Maturity of long-term debt and capital leases	(276,804)	(2,465)
Issuance of common stock, net of issuance costs	1,224	1,490
Cash dividends paid	(73,569)	(69,220)
Other	(8,184)	(3,758)
Net cash provided by (used in) financing activities	(53,110)	1,047

Net increase in cash and cash equivalents	4,998	6,209

Cash and cash equivalents at beginning of period	16,172	8,507

Cash and cash equivalents at end of period	$21,170	$14,716
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2018	2017
Common Stock, Shares:
Shares outstanding at beginning of period	65,494,333	64,187,934
Shares issued	193,667	226,638
Shares outstanding at end of period	65,688,000	64,414,572
Common Stock, Amount:
Balance at beginning of period	$1,133,448	$1,075,281
Equity compensation expense	4,800	5,055
Issuance of common stock, net of issuance costs	1,224	1,490
Payment of minimum tax withholdings for share-based payment awards	(3,929)	(3,420)
Purchase of subsidiary noncontrolling interests	—	(1,191)
Balance at end of period	1,135,543	1,077,215
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(8,090)	(7,568)
Other comprehensive income	612	548
Reclassification of excess income tax benefits	(1,742)	—
Balance at end of period	(9,220)	(7,020)
Retained Earnings:
Balance at beginning of period	604,470	581,014
Net income attributable to Avista Corporation shareholders	90,586	88,338
Cash dividends paid on common stock	(73,569)	(69,220)
Reclassification of excess income tax benefits	1,742	—
Balance at end of period	623,229	600,132
Total Avista Corporation shareholders’ equity	1,749,552	1,670,327
Noncontrolling Interests:
Balance at beginning of period	656	(251)
Net income (loss) attributable to noncontrolling interests	143	(21)
Purchase of subsidiary noncontrolling interests	—	891
Balance at end of period	799	619
Total equity	$1,750,351	$1,670,946
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended September 30, 2018 and September 30, 2017 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Avista Corp. is primarily an electric and natural gas utility with certain other business ventures. Avista Utilities is an operating division of Avista Corp., comprising its regulated utility operations in the Pacific Northwest. Avista Utilities provides electric distribution and transmission, and natural gas distribution services in parts of eastern Washington and northern Idaho. Avista Utilities also provides natural gas distribution service in parts of northeastern and southwestern Oregon. Avista Utilities has electric generating facilities in Washington, Idaho, Oregon and Montana. Avista Utilities also supplies electricity to a small number of customers in Montana, most of whom are employees who operate Avista Utilities' Noxon Rapids generating facility.
AERC is a wholly-owned subsidiary of Avista Corp. The primary subsidiary of AERC is AEL&P, which comprises Avista Corp.'s regulated utility operations in Alaska.
Avista Capital, a wholly owned non-regulated subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC. See Note 16 for business segment information.
On July 19, 2017, Avista Corp. entered into an Agreement and Plan of Merger (Merger Agreement) to become a wholly-owned subsidiary of Hydro One. Consummation of the pending acquisition is subject to a number of approvals and the satisfaction or waiver of other specified conditions. The transaction is expected to close during the fourth quarter of 2018. See Note 17 for additional information.
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
Certain line items are presented in a more condensed form on the Condensed Consolidated Balance Sheets as of September 30, 2018 than in prior periods. The prior year amounts were reclassified to conform to the current year presentation. The primary classification changes were related to classifying all current regulatory assets, current regulatory liabilities, non-current regulatory assets and non-current regulatory liabilities into their own line items. Previously, these items were either on many separate line items or embedded in other line items such as "Other property and investments-net and other non-current assets" or "Other non-current liabilities, regulatory liabilities and deferred credits." See Note 3 for a summary of the items contained in certain balance sheet accounts.
Derivative Assets and Liabilities
Derivatives are recorded as either assets or liabilities on the Condensed Consolidated Balance Sheets measured at estimated fair value.
The WUTC and the IPUC issued accounting orders authorizing Avista Corp. to offset energy commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of delivery. Realized benefits and costs result in adjustments to retail rates through purchased gas cost adjustments, the ERM in Washington, the PCA mechanism in Idaho, and periodic general rate cases. The resulting regulatory assets associated with energy commodity derivative instruments have been concluded to be probable of recovery through future rates.

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
Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual if there is a reasonable possibility that a material loss may be incurred. As of September 30, 2018, the Company has not recorded any significant amounts related to unresolved contingencies. See Note 15 for further discussion of the Company's commitments and contingencies.
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

AVISTA CORPORATION

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
ASU No. 2016-02 “Leases (Topic 842)”
In February 2016, the FASB issued ASU No. 2016-02. This ASU introduces a new lessee model that requires most leases to be capitalized and shown on the balance sheet with corresponding lease assets and liabilities. The standard also aligns certain of the underlying principles of the new lessor model with those in Topic 606, the FASB’s new revenue recognition standard. Furthermore, this ASU addresses other issues that arise under the current lease model; for example, eliminating the required use of bright-line tests in current GAAP for determining lease classification (operating leases versus capital leases). This ASU also includes enhanced disclosures surrounding leases. This ASU is effective for periods beginning on or after December 15, 2018; however, early adoption is permitted. Under ASU No. 2016-02, upon adoption, the effects of this standard must be applied using a modified retrospective approach to the earliest period presented. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11 which provides a practical expedient that allows companies to use an optional transition method. Under the optional transition method, a cumulative adjustment to retained earnings during the period of adoption is recorded and prior periods would not require restatement.
The Company evaluated ASU No. 2016-02 and determined that it will not early adopt this standard before its effective date in 2019. Upon adoption, the Company expects to elect a package of practical expedients that will allow it to not reassess whether any expired or existing contract is a lease or contains a lease, the lease classification of any expired or existing leases, and the initial direct costs for any existing leases.
The Company formed a lease standard implementation team that is working through the implementation process. Based on work to date, the implementation team identified a complete population of existing and potential leases under the new standard and completed its review of the agreements associated with this population. The Company has not yet fully quantified the estimated financial statement impact, but based on the Company's preliminary conclusions, the Company does not expect any material impacts to its future financial condition, results of operations and cash flows, other than the recognition of the right-of-use asset and lease liability on the Condensed Consolidated Balance Sheet.
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
Upon adoption, entities must use a retrospective transition method to adopt the requirement for separate presentation in the income statement and a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service-cost component. Due to the retrospective requirements for income statement presentation, for the three and nine months ended September 30, 2017, the Company reclassified $1.9 million and $5.7 million, respectively in non-service cost

AVISTA CORPORATION

components of pension and other postretirement benefits from utility other operating expenses to other expense (income)-net on the Condensed Consolidated Statements of Income. See Note 6 for additional discussion regarding pension and other postretirement benefit expense.
ASU No. 2018-02 “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”
In February 2018, the FASB issued ASU No. 2018-02, which amended the guidance for reporting comprehensive income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the TCJA in December 2017. This ASU is effective for periods beginning after December 15, 2018 and early adoption is permitted. Upon adoption, the requirements of this ASU must be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company early adopted this standard effective January 1, 2018 and elected to apply the guidance during the period of adoption rather than apply the standard retrospectively. As a result, the Company reclassified $1.7 million in tax benefits from accumulated other comprehensive loss to retained earnings during the nine months ended September 30, 2018.
ASU 2018-13 " Fair Value Measurement (Topic 820)"
In August 2018, the FASB issued ASU No. 2018-13, which amends the fair value measurement disclosure requirements of ASC 820. The requirements of this ASU include additional disclosure regarding the range and weighted average used to develop significant unobservable inputs for Level 3 fair value estimates and the elimination of certain other previously required disclosures, such as the narrative description of the valuation process for Level 3 fair value measurements. This ASU is effective for periods beginning after December 15, 2019 and early adoption is permitted. Entities have the option to early adopt the eliminated or modified disclosure requirements and delay the adoption of all the new disclosure requirements until the effective date of the ASU. The Company is in the process of evaluating this standard; however, it has determined that it will not early adopt any portion of this standard as of September 30, 2018.
ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)"
In August 2018, the FASB issued ASU No. 2018-14, which amends ASC 715 to add, remove and/or clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. The additional disclosure requirements are primarily narrative discussion of significant changes in the benefit obligations and plan assets. The removed disclosures are primarily information about accumulated other comprehensive income expected to be recognized over the next year and the effects of changes associated with assumed health care costs. This ASU is effective for periods beginning after December 15, 2021 and early adoption is permitted. The Company is in the process of evaluating this standard; however, it has determined that it will not early adopt this standard as of September 30, 2018.
NOTE 3. BALANCE SHEET COMPONENTS
Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Materials and supplies	$45,169	$41,493
Fuel stock	5,347	4,843
Stored natural gas	12,250	11,739
Total	$62,766	$58,075

AVISTA CORPORATION

Net Utility Property
Net utility property consisted of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Utility plant in service	$6,060,373	$5,853,308
Construction work in progress	180,237	157,839
Total	6,240,610	6,011,147
Less: Accumulated depreciation and amortization	1,685,170	1,612,337
Total net utility property	$4,555,440	$4,398,810
Other Current Liabilities
Other current liabilities consisted of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Accrued taxes other than income taxes	$37,723	$33,802
Current unsettled interest rate swap derivative liabilities	—	34,447
Employee paid time off accruals	20,644	20,330
Accrued interest	30,343	16,351
Current portion of pensions and other postretirement benefits	10,036	11,544
Utility energy commodity derivative liabilities	6,853	8,848
Other current liabilities	27,805	33,791
Total other current liabilities	$133,404	$159,113
Regulatory Assets and Liabilities
Regulatory assets and liabilities consisted of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$19,238	$9,555	$24,991	$18,967
Decoupling surcharge	2,287	18,099	19,759	2,600
Pension and other postretirement benefit plans	—	201,620	—	209,115
Interest rate swaps	—	131,972	—	169,704
Deferred income taxes	—	90,285	—	90,315
Settlement with Coeur d'Alene Tribe	—	42,971	—	43,954
Demand side management programs	—	19,774	—	24,620
Utility plant to be abandoned	—	24,158	—	24,330
Other regulatory assets	—	38,429	—	35,794
Total regulatory assets	$21,525	$576,863	$44,750	$619,399

AVISTA CORPORATION

	September 30, 2018		December 31, 2017
	Current	Non-Current	Current	Non-Current
Regulatory Liabilities
Income tax related liabilities	$36,850	$433,714	$—	$460,542
Deferred natural gas costs	35,442	—	37,474	—
Deferral power costs	9,792	30,219	5,816	24,057
Decoupling rebate	8,853	426	—	5,816
Utility plant retirement costs	—	293,965	—	285,786
Interest rate swaps	—	36,345	—	18,638
Other regulatory liabilities	4,041	3,771	4,974	5,250
Total regulatory liabilities	$94,978	$798,440	$48,264	$800,089
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

AVISTA CORPORATION

•	meter reading dates,

•	actual native load for electricity,

•	actual throughput for natural gas, and

•	electric line losses and natural gas system losses.
Any difference between actual and estimated revenue is automatically corrected in the following month when the actual meter reading and customer billing occurs.
Accounts receivable includes unbilled energy revenues of the following amounts as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Unbilled accounts receivable	$38,991	$68,641
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

AVISTA CORPORATION

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
Utility-related taxes that were included in revenue from contracts with customers were as follows for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Utility-related taxes	$12,294	$12,663	$44,447	$47,799
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

AVISTA CORPORATION

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year and depending on the timing of the customer payments, it can result in an immaterial amount of deferred revenue or a receivable from the customer. As of September 30, 2018, the Company estimates it had unsatisfied capacity performance obligations of $11.4 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.
Disaggregation of Total Operating Revenue
The following table disaggregates total operating revenue by segment and source for the three and nine months ended September 30 (dollars in thousands):

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Avista Utilities
Revenue from contracts with customers	$242,098	$835,373
Derivative revenues	32,718	147,467
Alternative revenue programs	606	(1,763)
Deferrals and amortizations for rate refunds to customers	1,940	(16,900)
Other utility revenues	2,187	6,348
Total Avista Utilities	279,549	970,525
AEL&P
Revenue from contracts with customers	9,599	35,008
Deferrals and amortizations for rate refunds to customers	(156)	(1,705)
Other utility revenues	127	412
Total AEL&P	9,570	33,715
Other
Revenue from contracts with customers	6,580	19,633
Other revenues	314	799
Total other	6,894	20,432
Total operating revenues	$296,013	$1,024,672
Utility Revenue from Contracts with Customers by Type and Service
The following table disaggregates revenue from contracts with customers associated with the Company's utility operations for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$82,470	$2,987	$85,457	$272,041	$13,680	$285,721
Commercial and governmental	80,744	6,546	87,290	236,115	21,131	257,246
Industrial	30,806	—	30,806	83,910	—	83,910
Public street and highway lighting	1,860	66	1,926	5,618	197	5,815
Total retail revenue	195,880	9,599	205,479	597,684	35,008	632,692
Transmission	4,832	—	4,832	12,833	—	12,833
Other revenue from contracts with customers	8,564	—	8,564	18,774	—	18,774
Total revenue from contracts with customers	$209,276	$9,599	$218,875	$629,291	$35,008	$664,299

AVISTA CORPORATION

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$19,247	$—	$19,247	$130,668	$—	$130,668
Commercial	9,437	—	9,437	61,477	—	61,477
Industrial and interruptible	1,006	—	1,006	3,767	—	3,767
Total retail revenue	29,690	—	29,690	195,912	—	195,912
Transportation	2,007	—	2,007	6,795	—	6,795
Other revenue from contracts with customers	1,125	—	1,125	3,375	—	3,375
Total revenue from contracts with customers	$32,822	$—	$32,822	$206,082	$—	$206,082
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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of September 30, 2018 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2018	120	542	8,109	34,905	41	575	3,101	20,683
2019	204	901	5,110	87,118	123	2,403	2,245	47,488
2020	—	—	910	31,005	—	836	1,430	7,995
2021	—	—	—	4,975	—	—	1,049	2,275
2022	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—

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
The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Number of contracts	18	18
Notional amount (in United States dollars)	$3,255	$2,552
Notional amount (in Canadian dollars)	4,236	3,241

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
The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
September 30, 2018	6	$70,000	2019
	4	40,000	2020
	1	15,000	2021
	6	70,000	2022
December 31, 2017	14	$275,000	2018
	6	70,000	2019
	3	30,000	2020
	1	15,000	2021
	5	60,000	2022
During the second quarter 2018, in connection with the issuance and sale of $375.0 million of Avista Corp. first mortgage bonds (see Note 9), the Company cash-settled fourteen interest rate swap derivatives (notional aggregate amount of $275.0 million) and paid a net amount of $26.6 million. Upon settlement of interest rate swap derivatives, the cash payments made or received are recorded as a regulatory asset or liability and are subsequently amortized as a component of interest expense over the life of the associated debt. The settled interest rate swap derivatives are also included as a part of Avista Corp.'s cost of debt calculation for ratemaking purposes.
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
Summary of Outstanding Derivative Instruments
The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2018 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$26	$—	$—	$26
Interest rate swap derivatives
Other property and investments-net and other non-current assets	18,029	—	—	18,029
Other non-current liabilities and deferred credits	129	(4,577)	—	(4,448)
Energy commodity derivatives
Other current assets	904	(27)	—	877
Other property and investments-net and other non-current assets	7	—	—	7
Other current liabilities	29,992	(50,107)	13,262	(6,853)
Other non-current liabilities and deferred credits	6,854	(16,416)	6,087	(3,475)
Total derivative instruments recorded on the balance sheet	$55,941	$(71,127)	$19,349	$4,163
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

AVISTA CORPORATION

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Energy commodity derivatives
Cash collateral posted	$27,277	$39,458
Letters of credit outstanding	17,310	23,000
Balance sheet offsetting (cash collateral against net derivative positions)	19,349	27,438

Interest rate swap derivatives
Cash collateral posted	—	34,970
Letters of credit outstanding	—	5,000
Balance sheet offsetting (cash collateral against net derivative positions)	—	34,970
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
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$1,425	$1,336
Additional collateral to post	1,425	1,336

Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	4,577	73,514
Additional collateral to post	4,447	18,770
NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
Avista Utilities
Avista Utilities’ pension and other postretirement plans have not changed during the nine months ended September 30, 2018. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $22.0 million in cash to the pension plan for the nine months ended September 30, 2018 and does not expect to make any further contributions in 2018.

AVISTA CORPORATION

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Three months ended September 30:
Service cost (a)	$5,318	$5,092	$815	$799
Interest cost	6,634	6,976	1,261	1,374
Expected return on plan assets	(8,101)	(7,900)	(550)	(475)
Amortization of prior service cost	71	—	(299)	(274)
Net loss recognition	1,761	2,517	1,044	1,168
Net periodic benefit cost	$5,683	$6,685	$2,271	$2,592
Nine months ended September 30:
Service cost (a)	$16,218	$15,226	$2,423	$2,422
Interest cost	19,566	20,903	3,655	4,147
Expected return on plan assets	(24,601)	(23,700)	(1,550)	(1,425)
Amortization of prior service cost	221	—	(905)	(898)
Net loss recognition	5,691	7,380	3,261	3,761
Net periodic benefit cost	$17,095	$19,809	$6,884	$8,007

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
NOTE 7. INCOME TAXES
The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rates (21 percent in 2018 and 35 percent in 2017) for three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Federal income taxes at statutory rates	$2,452	21.0%	$3,364	35.0%	$22,721	21.0%	$48,953	35.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(1,521)	(13.0)	742	7.7	(4,519)	(4.2)	2,244	1.6
State income tax expense	(319)	(2.7)	(301)	(3.1)	694	0.6	1,136	0.8
Acquisition costs	122	1.0	1,997	20.8	241	0.2	2,317	1.7
Settlement of equity awards	—	—	—	—	(990)	(0.9)	(1,439)	(1.0)
Other	814	7.0	(649)	(6.8)	(680)	(0.6)	(1,663)	(1.2)
Total income tax expense	$1,548	13.3%	$5,153	53.6%	$17,467	16.1%	$51,548	36.9%
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

AVISTA CORPORATION

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Balance outstanding at end of period (1)	$35,000	$105,000
Letters of credit outstanding at end of period	$21,230	$34,420
Average interest rate at end of period	2.88%	2.26%

(1)	As of September 30, 2018 and December 31, 2017, the balance outstanding was classified as short-term borrowings on the Condensed Consolidated Balance Sheet.
AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of September 30, 2018 and December 31, 2017, there were no borrowings or letters of credit outstanding under this committed line of credit. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

AVISTA CORPORATION

NOTE 9. LONG-TERM DEBT AND CAPITAL LEASES
The following details long-term debt outstanding as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Maturity Year	Description	Interest Rate	September 30, 2018	December 31, 2017
Avista Corp. Secured Long-Term Debt
2018	First Mortgage Bonds	5.95%	$—	$250,000
2018	Secured Medium-Term Notes	7.39%-7.45%	—	22,500
2019	First Mortgage Bonds	5.45%	90,000	90,000
2020	First Mortgage Bonds	3.89%	52,000	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (1)	(1)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2044	First Mortgage Bonds	4.11%	60,000	60,000
2045	First Mortgage Bonds	4.37%	100,000	100,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
2047	First Mortgage Bonds	3.91%	90,000	90,000
2048	First Mortgage Bonds (2)	4.35%	375,000	—
2051	First Mortgage Bonds	3.54%	175,000	175,000
	Total Avista Corp. secured long-term debt		1,814,200	1,711,700
Alaska Electric Light and Power Company Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75,000	75,000
	Total secured long-term debt		1,889,200	1,786,700
Alaska Energy and Resources Company Unsecured Long-Term Debt
2019	Unsecured Term Loan	3.85%	15,000	15,000
	Total secured and unsecured long-term debt		1,904,200	1,801,700
Other Long-Term Debt Components
	Capital lease obligations		57,844	62,148
	Unamortized debt discount		(905)	(626)
	Unamortized long-term debt issuance costs		(13,866)	(10,285)
	Total		1,947,273	1,852,937
	Secured Pollution Control Bonds held by Avista Corporation (1)		(83,700)	(83,700)
	Current portion of long-term debt and capital leases		(2,629)	(277,438)
	Total long-term debt and capital leases		$1,860,944	$1,491,799

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

AVISTA CORPORATION

(2)
In May 2018, the Company issued and sold $375.0 million of 4.35 percent first mortgage bonds due in 2048 through a public offering. The total net proceeds from the sale of the bonds were used to repay maturing long-term debt of $276.8 million, repay the outstanding balance under Avista Corp.'s $400.0 million committed line of credit and for other general corporate purposes. In connection with the issuance and sale of the first mortgage bonds, the Company cash-settled fourteen interest rate swap derivatives (notional aggregate amount of $275.0 million) and paid a net amount of $26.6 million. See Note 5 for a discussion of interest rate swap derivatives.

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
The distribution rates paid were as follows during the nine months ended September 30, 2018 and the year ended December 31, 2017:

	September 30,	December 31,
	2018	2017
Low distribution rate	2.36%	1.81%
High distribution rate	3.20%	2.36%
Distribution rate at the end of the period	3.20%	2.36%
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
The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,053,500	$1,116,014	$951,000	$1,067,783
Long-term debt (Level 3)	767,000	759,374	767,000	810,598
Snettisham capital lease obligation (Level 3)	57,844	56,200	59,745	61,700
Long-term debt to affiliated trusts (Level 3)	51,547	39,176	51,547	41,882
These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 76.00 to 118.47, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on September 30, 2018.
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2018
Assets:
Energy commodity derivatives	$—	$37,735	$—	$(36,851)	$884
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	22	(22)	—
Foreign currency exchange derivatives	—	26	—	—	26
Interest rate swap derivatives	—	18,158	—	(129)	18,029
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,819	—	—	—	1,819
Equity securities (2)	6,712	—	—	—	6,712
Total	$8,531	$55,919	$22	$(37,002)	$27,470

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Liabilities:
Energy commodity derivatives	$—	$57,615	$—	$(56,200)	$1,415
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	3,026	(22)	3,004
Power exchange agreement	—	—	5,909	—	5,909
Interest rate swap derivatives	—	4,577	—	(129)	4,448
Total	$—	$62,192	$8,935	$(56,351)	$14,776
December 31, 2017
Assets:
Energy commodity derivatives	$—	$43,814	$—	$(42,550)	$1,264
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	183	(183)	—
Foreign currency exchange derivatives	—	32	—	(1)	31
Interest rate swap derivatives	—	7,477	—	(2,574)	4,903
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,638	—	—	—	1,638
Equity securities (2)	6,631	—	—	—	6,631
Total	$8,269	$51,323	$183	$(45,308)	$14,467
Liabilities:
Energy commodity derivatives	$—	$71,342	$—	$(69,988)	$1,354
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	3,347	(183)	3,164
Power exchange agreement	—	—	13,245	—	13,245
Power option agreement	—	—	19	—	19
Foreign currency exchange derivatives	—	1	—	(1)	—
Interest rate swap derivatives	—	73,513	—	(37,544)	35,969
Total	$—	$144,856	$16,611	$(107,716)	$53,751

(1)
The Company is permitted to net derivative assets and derivative liabilities with the same counterparty when a legally enforceable master netting agreement exists. In addition, the Company nets derivative assets and derivative liabilities against any payables and receivables for cash collateral held or placed with these same counterparties.

(2)	These assets are included in other property and investments-net and other non-current assets on the Condensed Consolidated Balance Sheets.
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

AVISTA CORPORATION

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
Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.4 million as of September 30, 2018 and $0.2 million as of December 31, 2017.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2018 (dollars in thousands):

Fair Value (Net) at
	September 30, 2018	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(5,909)	Surrogate facility pricing	O&M charges	$40.05-$52.59/MWh (1)
			Transaction volumes	292,145 MWhs
Natural gas exchange agreement	$(3,004)	Internally derived weighted average cost of gas	Forward purchase prices	$1.40 - $1.83/mmBTU

			Forward sales prices	$1.46 - $3.21/mmBTU
			Purchase volumes	125,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs
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

AVISTA CORPORATION

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Three months ended September 30, 2018:
Balance as of July 1, 2018	$(3,480)	$(6,345)	$(9,825)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	476	436	912
Settlements	—	—	—
Ending balance as of September 30, 2018 (2)	$(3,004)	$(5,909)	$(8,913)
Three months ended September 30, 2017:
Balance as of July 1, 2017	$(4,173)	$(13,784)	$(17,957)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	617	(2,870)	(2,253)
Settlements	(43)	—	(43)
Ending balance as of September 30, 2017 (2)	$(3,599)	$(16,654)	$(20,253)
Nine months ended September 30, 2018:
Balance as of January 1, 2018	$(3,164)	$(13,245)	$(16,409)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(89)	1,156	1,067
Settlements	249	6,180	6,429
Ending balance as of September 30, 2018 (2)	$(3,004)	$(5,909)	$(8,913)

Nine months ended September 30, 2017:
Balance as of January 1, 2017	$(5,885)	$(13,449)	$(19,334)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	2,434	(8,035)	(5,601)
Settlements	(148)	4,830	4,682
Ending balance as of September 30, 2017 (2)	$(3,599)	$(16,654)	$(20,253)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 12. COMMON STOCK
The Company has entered into four separate sales agency agreements under which the sales agents may offer and sell new shares of the Company’s common stock from time to time. No shares were issued under these agreements during the nine months ended September 30, 2018. These agreements provide for the offering of a maximum of approximately 3.8 million shares, of which approximately 1.1 million remain unissued as of September 30, 2018. Subject to the satisfaction of customary conditions (including any required regulatory approvals), the Company has the right to increase the maximum number of shares that may be offered under these agreements.

AVISTA CORPORATION

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, consisted of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $2,451 and $4,356, respectively (a)	$9,220	$8,090

(a)
Effective January 1, 2018, the Company adopted ASU No. 2018-02. As a result of the adoption of this new standard, $1.7 million in excess tax benefits was reclassified from accumulated other comprehensive loss to retained earnings. See Note 2 for additional discussion of the adoption of this standard.

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three and nine months ended September 30 (dollars in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 30,		Nine months ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2018	2017	2018	2017	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$(228)	$(300)	$(684)	$(898)	(a)
Amortization of net loss	2,962	3,637	$8,952	$10,913	(a)
Adjustment due to effects of regulation	(2,476)	(3,057)	(7,493)	(9,172)	(a)
	258	280	775	843	Total before tax
	(54)	(98)	(163)	(295)	Tax expense
	$204	$182	$612	$548	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 6 for additional details).
NOTE 14. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Avista Corp. shareholders	$10,119	$4,451	$90,586	$88,338
Denominator:
Weighted-average number of common shares outstanding-basic	65,688	64,412	65,668	64,392
Effect of dilutive securities:
Performance and restricted stock awards	338	480	312	246
Weighted-average number of common shares outstanding-diluted	66,026	64,892	65,980	64,638
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.15	$0.07	$1.38	$1.37
Diluted	$0.15	$0.07	$1.37	$1.37
There were no shares excluded from the calculation because they were antidilutive.
NOTE 15. COMMITMENTS AND CONTINGENCIES
In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters

AVISTA CORPORATION

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
Legal Proceedings Related to the Pending Acquisition by Hydro One
See Note 17 for information regarding the proposed acquisition of the Company by Hydro One.
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

AVISTA CORPORATION

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
2015 Washington General Rate Cases
In January 2016, the Company received an order (Order 05) that concluded its electric and natural gas general rate cases that were originally filed with the WUTC in February 2015. New electric and natural gas rates were effective on January 11, 2016.
WUTC Order Denying Industrial Customers of Northwest Utilities / Public Counsel Joint Motion for Clarification, WUTC Staff Motion to Reconsider and WUTC Staff Motion to Reopen Record
In January 2016, the Industrial Customers of Northwest Utilities (ICNU), the Public Counsel Unit of the Washington State Office of the Attorney General (PC) and the WUTC Staff, which is a separate party in the general rate case proceedings from the WUTC Advisory Staff, filed Motions for Clarification requesting the WUTC to clarify their attrition adjustment and the end result electric revenue amounts. The Motions for Clarification suggested that the electric revenue decrease should have been significantly larger than what was included in Order 05.
In February 2016, the WUTC issued an order (Order 06) denying the Motions summarized above and affirming Order 05, including an $8.1 million decrease in electric base revenue.
PC Petition for Judicial Review
In March 2016, PC filed in Thurston County Superior Court a Petition for Judicial Review of the WUTC's Order 05 and Order 06 described above. In April 2016, this matter was certified for review directly by the Court of Appeals, an intermediate appellate court in the State of Washington.
On August 7, 2018, the Court of Appeals issued a "Published Opinion" (Opinion) which concluded that the WUTC's use of an attrition allowance to calculate Avista Corp.'s rate base violated Washington law. In the Opinion, the Court stated that because the projected additions to rate base in the future were not "used and useful" for service at the time the request for the rate increase was made, they may not lawfully be included in the Company's rate base to justify a rate increase. Accordingly, the Court concluded that the WUTC erred in including an attrition allowance in the calculation of Avista Corp.’s electric and natural gas rate base. The Court noted, however, that the law does not prohibit an attrition allowance in the calculation, for ratemaking purposes, of recoverable operating and maintenance expense. Since the WUTC order provided one lump sum attrition allowance without distinguishing what portion was for rate base and which was for operating and maintenance expenses or other considerations, the Court struck all portions of the attrition allowance attributable to Avista Corp.'s rate base and reversed and remanded the case for the WUTC to recalculate Avista Corp.’s rates without including an attrition allowance in the calculation of rate base. On October 1, 2018, the Court of Appeals terminated its review of this case, remanding it back to the Thurston County Superior Court.
The total attrition allowance approved by the WUTC in Order 05 and reaffirmed in Order 06 was $35.2 million, with $28.3 million related to electric and $6.9 million related to natural gas. The Company cannot predict the outcome of this matter at this time and cannot estimate how much, if any, of the attrition allowance may be removed from the general rate cases. The Company will participate in any regulatory process that is yet to be established by the WUTC.
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
NOTE 16. INFORMATION BY BUSINESS SEGMENTS
The business segment presentation reflects the basis used by the Company's management to analyze performance and determine the allocation of resources. The Company's management evaluates performance based on income (loss) from operations before income taxes as well as net income (loss) attributable to Avista Corp. shareholders. The accounting policies of the segments are

AVISTA CORPORATION

the same as those described in the summary of significant accounting policies. Avista Utilities' business is managed based on the total regulated utility operation; therefore, it is considered one segment. AEL&P is a separate reportable business segment, as it has separate financial reports that are reviewed in detail by the Chief Operating Decision Maker and its operations and risks are sufficiently different from Avista Utilities and the other businesses at AERC that it cannot be aggregated with any other operating segments. The Other category, which is not a reportable segment, includes other investments and operations of various subsidiaries, as well as certain other operations of Avista Capital.
The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2018:
Operating revenues	$279,549	$9,570	$289,119	$6,894	$—	$296,013
Resource costs	98,461	3,058	101,519	—	—	101,519
Other operating expenses (2)	76,355	3,005	79,360	7,347	—	86,707
Depreciation and amortization	44,569	1,466	46,035	207	—	46,242
Income (loss) from operations	35,317	1,787	37,104	(660)	—	36,444
Interest expense (3)	23,560	896	24,456	462	(313)	24,605
Income taxes	2,564	188	2,752	(1,204)	—	1,548
Net income (loss) attributable to Avista Corp. shareholders	11,935	824	12,759	(2,640)	—	10,119
Capital expenditures (4)	108,907	4,176	113,083	257	—	113,340
For the three months ended September 30, 2017:
Operating revenues	$280,776	$10,864	$291,640	$5,456	$—	$297,096
Resource costs	104,516	4,052	108,568	—	—	108,568
Other operating expenses (2) (5)	79,188	3,469	82,657	6,598	—	89,255
Depreciation and amortization	41,516	1,452	42,968	137	—	43,105
Income (loss) from operations (5)	32,880	1,298	34,178	(1,279)	—	32,899
Interest expense (3)	23,132	895	24,027	215	(71)	24,171
Income taxes	5,972	44	6,016	(863)	—	5,153
Net income (loss) attributable to Avista Corp. shareholders	5,419	427	5,846	(1,395)	—	4,451
Capital expenditures (4)	109,066	1,073	110,139	1,050	—	111,189
For the nine months ended September 30, 2018:
Operating revenues	$970,525	$33,715	$1,004,240	$20,432	$—	$1,024,672
Resource costs	353,148	8,958	362,106	—	—	362,106
Other operating expenses (2)	230,342	9,049	239,391	20,714	—	260,105
Depreciation and amortization	132,022	4,397	136,419	587	—	137,006
Income (loss) from operations	174,310	10,488	184,798	(869)	—	183,929
Interest expense (3)	71,953	2,686	74,639	1,179	(712)	75,106
Income taxes	17,716	2,098	19,814	(2,347)	—	17,467
Net income (loss) attributable to Avista Corp. shareholders	91,727	5,878	97,605	(7,019)	—	90,586
Capital expenditures (4)	288,046	8,169	296,215	809	—	297,024

AVISTA CORPORATION

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the nine months ended September 30, 2017:
Operating revenues	$992,904	$38,002	$1,030,906	$17,161	$—	$1,048,067
Resource costs	366,590	10,315	376,905	—	—	376,905
Other operating expenses (2) (5)	225,980	9,236	235,216	19,863	—	255,079
Depreciation and amortization	123,249	4,347	127,596	482	—	128,078
Income (loss) from operations	199,376	12,080	211,456	(3,184)	—	208,272
Interest expense (3)	68,641	2,684	71,325	558	(112)	71,771
Income taxes	49,881	3,582	53,463	(1,915)	—	51,548
Net income (loss) attributable to Avista Corp. shareholders	85,623	5,961	91,584	(3,246)	—	88,338
Capital expenditures (4)	283,081	4,772	287,853	1,219	—	289,072
Total Assets:
As of September 30, 2018:	$5,223,031	$280,826	$5,503,857	$79,426	$(25,885)	$5,557,398
As of December 31, 2017:	$5,177,878	$278,688	$5,456,566	$73,241	$(15,075)	$5,514,732

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.

(2)
Other operating expenses for Avista Utilities for the three and nine months ended September 30, 2018 include acquisition costs of $1.0 million and $2.6 million, respectively, which are separately disclosed on the Condensed Consolidated Statements of Income. The three and nine months ended September 30, 2017 include acquisition costs of $6.7 million and $8.0 million, respectively, which are also separately disclosed.

(3)	Including interest expense to affiliated trusts.

(4)	The capital expenditures for the other businesses are included in other investing activities on the Condensed Consolidated Statements of Cash Flows.

(5)
Effective January 1, 2018, the Company adopted ASU No. 2017-07, which resulted in a $1.9 million and $5.7 million reclassification of the non-service cost component of pension and other postretirement benefit costs for the three and nine months ended September 30, 2017, respectively. The costs were reclassified from utility other operating expenses to other expense (income) - net on the Condensed Consolidated Statements of Income.

NOTE 17. PENDING ACQUISITION BY HYDRO ONE
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
Hydro One Leadership Changes
The following disclosure is based upon information provided by Hydro One. On July 11, 2018, Hydro One announced that it had entered into an agreement with the Province of Ontario (“Province”), which is Hydro One's largest shareholder (owning approximately 47 percent of the outstanding shares of common stock) for the purpose of the orderly replacement of the board of directors of Hydro One and Hydro One Inc. and the retirement of the chief executive officer effective July 11, 2018.
Other key highlights of the agreement with the Province included:

•	Each of the directors of Hydro One in place at the time of the agreement resigned and were replaced by nominees identified as set out below.

•
The new board of directors initially consists of 10 members. The Province nominated four directors and the remaining six nominees were identified through an ad hoc nominating committee comprised of representatives from four of the

AVISTA CORPORATION

five largest Hydro One shareholders other than the Province. The new board of directors was announced on August 14, 2018, and is expected to serve until Hydro One's next annual meeting or until they otherwise cease to hold office.

•	The new board of directors is responsible for appointing a new chief executive officer who will also be appointed as the eleventh member of the board of directors.

•	Hydro One has agreed to consult with the Province in respect of future matters of executive compensation.

•	Hydro One's chief financial officer was appointed as acting chief executive officer until such time as the board of directors can appoint a new chief executive officer.
The leadership changes described above, in and of themselves, do not directly relate to or affect the obligations of any party under the Merger Agreement. Upon entering their board of director positions, the new board adopted a resolution reaffirming Hydro One's commitment to the merger and the related regulatory commitments described below. See further discussion below regarding developments with respect to the regulatory proceedings to approve the transaction.
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
The Merger Agreement may be terminated by each of the Company and US Parent under certain circumstances, including if the acquisition is not consummated by September 30, 2018, (subject to an extension of up to six months by either party, if all of the conditions to closing, other than the conditions related to obtaining required regulatory approvals, the absence of a law or injunction preventing the consummation of the acquisition and the absence of a Burdensome Condition, as defined in the Merger Agreement, in any required regulatory approval, have been satisfied). On September 19, 2018, Avista Corp. provided notice to Hydro One of its election to extend the Merger Agreement end date to March 29, 2019, and Hydro One acknowledged receipt of such notice.
The table below presents the approvals required for the consummation of the acquisition by Hydro One, as well as the date the Company filed an approval request and the current status of each required approval.

Required Approval	Approval Request Filing Date	Status
Avista Corp. shareholder approval	October 2, 2017	Approved November 21, 2017, no further action
FERC	September 14, 2017	Approved January 16, 2018, no further action
HSR Act	March 6, 2018	Approved April 6, 2018, no further action
CFIUS	February 9, 2018	Approved May 18, 2018, no further action
FCC	April 13, 2018	Approved May 4, 2018; approval extended through April 13, 2019	(a)
WUTC	September 14, 2017	Settlement agreement filed with WUTC	(b)
IPUC	September 14, 2017	Settlement agreement filed with IPUC	(c)
OPUC	September 14, 2017	Settlement agreement filed with OPUC	(d)
RCA	November 21, 2017	Approved June 4, 2018	(e)
MPSC	September 14, 2017	Approved July 10, 2018	(f)

(a)
FCC - The transaction was approved by the FCC on May 4, 2018; however, this approval expired on November 5, 2018. Since the acquisition was not completed by the expiration date, the Company filed an extension request with the FCC. On October 3, 2018, the FCC granted the Company's extension request through April 13, 2019.

(b)
Washington - On March 27, 2018, Avista Corp. and Hydro One filed an all-parties, all-issues settlement agreement with the WUTC recommending approval of the acquisition of the Company by Hydro One. This represents a full settlement

AVISTA CORPORATION

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
The settlement agreement also provides for the use of a portion of Avista Corp.’s excess deferred federal income taxes for the purpose of accelerating the depreciation schedule for Colstrip Units 3 & 4 to reflect a remaining useful life of those units through December 31, 2027. In addition, included in the financial commitments described above is funding toward a Colstrip community transition fund which is intended to help the Colstrip community transition from coal-fired generation in the event of a future closure. The settlement does not reflect any agreement with respect to the ultimate closure of Colstrip Units 3 & 4 as that decision would be made in conjunction with the other owners of Colstrip.
In response to the developments regarding the change in the leadership and board of Hydro One, on July 20, 2018, the WUTC issued a Notice of Extension of Time for Process and Deliberation. Under state law, the WUTC extended the time allowed for it to enter an order in the proceeding by up to four months, until December 14, 2018.

(c)
Idaho - On April 13, 2018, Avista Corp. and Hydro One filed an all-issues settlement agreement with the IPUC recommending approval of the acquisition of the Company by Hydro One. The settlement agreement is subject to IPUC approval. Subsequent to the filing of the settlement agreement with the IPUC, a new intervenor, the Avista Customer Group, was allowed into the case and it is not part of the original settlement agreement.

The settlement agreement reflects similar financial and non-financial commitments that align in value with those agreed to in Washington. The Idaho portion of the shareholder-funded rate credits is approximately $16 million over a 5-year period. The total amount of financial commitments for Idaho, including the rate credit, is approximately $21 million.
The settlement agreement in Idaho does not address Colstrip in the same manner as Washington; rather the parties to the settlement agreement have recommended that Colstrip be addressed in a separate filing requesting revised depreciation rates. The Company will be proposing that a portion of the benefits from the TCJA be set aside for the purpose of accelerating the depreciation schedule for Colstrip Units 3 & 4 to reflect a remaining useful life of those units through December 31, 2027.
In response to the developments regarding the change in the leadership and board of Hydro One, the IPUC adopted a new procedural schedule, which calls for a technical hearing on November 26, 2018. The parties, including Hydro One and Avista Corp., requested a December 14, 2018 target date for the final order; however, there is no statutory deadline in Idaho and an order may not be received by the requested date.

(d)
Oregon - On May 25, 2018, Avista Corp. and Hydro One filed an all-parties, all-issues settlement agreement with the OPUC related to the Oregon merger proceeding. The settlement agreement is subject to review and approval by the OPUC. Subsequent to the filing of the settlement agreement with the OPUC, the Citizens' Utility Board requested to be removed from the settlement agreement due to the Hydro One leadership changes described above.

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

AVISTA CORPORATION

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
The Merger Agreement may be terminated by Avista Corp. and Hydro One by mutual consent and by either Avista Corp. or Hydro One under certain circumstances, including if the acquisition is not consummated by September 30, 2018, which has been extended to March 29, 2019. The Merger Agreement also provides for certain additional termination rights for each of Avista Corp. and Hydro One. Upon termination of the Merger Agreement under certain specified circumstances, including (i) termination by Avista Corp. in order to enter into a definitive agreement with respect to a Superior Proposal, or (ii) termination by Hydro One following a withdrawal by Avista Corp.'s board or directors of its recommendation of the Merger Agreement, Avista Corp. will be required to pay Hydro One the Company Termination Fee of $103.0 million. Avista Corp. will also be required to pay Hydro One the Company Termination Fee in the event Avista Corp. signs or consummates any specified alternative transaction within twelve months following the termination of the Merger Agreement under certain circumstances. In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain required regulatory approvals, the imposition of a Burdensome Condition with respect to a required regulatory approval, or the breach by Hydro One, US Parent or Merger Sub of their obligations in respect to obtaining regulatory approvals, Hydro One will be required to pay Avista Corp. a termination fee of $103.0 million.
The Company is incurring significant acquisition costs associated with the pending Hydro One acquisition consisting primarily of consulting, banking fees, legal fees and employee time, and are not being passed through to customers. In addition, a significant portion of these costs are not deductible for income tax purposes.
See Note 15 for discussion of shareholder lawsuits filed against the Company, the Company’s directors, Hydro One, Olympus Holding Corp., and Olympus Corp. in relation to the Merger Agreement and the proposed acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Avista Corporation
Spokane, Washington
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, the related condensed consolidated statements of equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 6, 2018

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
Business Segments
Our business segments have not changed during the nine months ended September 30, 2018. See the 2017 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Avista Utilities	$11,935	$5,419	$91,727	$85,623
AEL&P	824	427	5,878	5,961
Other	(2,640)	(1,395)	(7,019)	(3,246)
Net income attributable to Avista Corp. shareholders	$10,119	$4,451	$90,586	$88,338
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $10.1 million for the three months ended September 30, 2018, an increase from $4.5 million for the three months ended September 30, 2017. Net income attributable to Avista Corp. shareholders was $90.6 million for the nine months ended September 30, 2018, an increase from $88.3 million for the nine months ended September 30, 2017.
The increase in earnings for the third quarter of 2018 was due to an increase in earnings at Avista Utilities and AEL&P, partially offset by an increase in losses at our other businesses. The increase in earnings for the year-to-date was due to an increase in earnings at Avista Utilities, partially offset by a decrease in earnings at AEL&P and our other businesses.
Avista Utilities' earnings increased for the third quarter of 2018 and year-to-date primarily due to a decrease in acquisition costs relating to the pending acquisition by Hydro One and the positive impact of general rate increases and customer growth. These increases were partially offset for both the third quarter and the year-to-date by increased transmission and distribution operating and maintenance costs (other operating expenses), depreciation and amortization, and interest expense.
AEL&P earnings increased for the third quarter of 2018, but decreased slightly for the year-to-date. The fluctuations were primarily due to a decrease in other operating expenses as compared to the same periods in the prior year. For the year-to-date, there was an increase in depreciation and amortization and other miscellaneous expenses.
The increase in losses at our other businesses for the year-to-date were primarily related to impairment losses on investments and net losses from our other equity method investments. In addition, we had increased expenses associated with a renovation project.
More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.
Pending Acquisition by Hydro One
On July 19, 2017, Avista Corp. entered into a Merger Agreement that provides for Avista Corp. to become an indirect, wholly-owned subsidiary of Hydro One. Subject to the satisfaction or waiver of specified closing conditions, including approval by regulatory agencies, the transaction is expected to close during the fourth quarter of 2018. At the effective time of the acquisition, each share of Avista Corp. common stock issued and outstanding other than shares of Avista Corp. common stock that are owned by Hydro One, Olympus Holding Corp., a wholly owned subsidiary of Hydro One (US parent), and Olympus Corp., a wholly owned subsidiary of US parent (Merger Sub) or any of their respective subsidiaries, will be converted automatically into the right to receive an amount in cash equal to $53, without interest. For further information, see Note 17 of the "Notes to Condensed Consolidated Financial Statements” as well as "Regulatory Matters."

AVISTA CORPORATION

Federal Income Tax Law Changes
On December 22, 2017, the TCJA was signed into law, with most provisions of the new law effective on January 1, 2018. As a result of the TCJA and its reduction of the corporate income tax rate from 35 percent to 21 percent (among many other changes in the law), we recorded a regulatory liability associated with the revaluing of our deferred income tax assets and liabilities to the new corporate tax rate. The total net amount of the regulatory liability associated with the TCJA is $435.4 million as of September 30, 2018, compared to $442.3 million as of December 31, 2017, which reflects the amounts to be refunded to customers through the regulatory process. We expect the Avista Utilities plant related amounts will be returned to customers over a period of approximately 36 years using the ARAM. We expect the AEL&P plant related amounts to be returned to customers over a period of approximately 40 years using the Reverse South Georgia Method. The regulatory liability attributable to non-plant excess deferred taxes of approximately $18.5 million (among all jurisdictions) will be returned to customers as prescribed by the Washington and Idaho regulatory orders discussed below, whereas the return of Oregon’s share of this balance, as well as all other Oregon tax benefits, are yet to be determined.
Because most of the provisions of the TCJA were effective as of January 1, 2018 but customers' rates included a 35 percent corporate tax rate built in from prior general rate cases, we began accruing for a refund to customers for the change in federal income tax expense beginning January 1, 2018 forward. For Washington and Idaho, this accrual was recorded until all benefits prior to a permanent rate change were properly captured through the deferral process. Refunds have begun, as discussed below, to Washington and Idaho customers through tariffs or other regulatory mechanisms or proceedings. For Oregon, we will continue to defer these benefits until reflected in a future regulatory proceeding as approved by the OPUC. As of September 30, 2018, we have recorded a customer refund liability of $17.7 million (among all jurisdictions) associated with the difference between the actual corporate tax rate and the corporate tax rate built into customer rates.
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
In addition, the WUTC agreed to set aside $10.4 million of electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4, to reflect a remaining useful life of those units through December 31, 2027 (per Avista/Hydro One merger agreement settlement in principle). The tax benefits being utilized are related to non-plant excess deferred income taxes. Although the parties have agreed to the acceleration of depreciation of Colstrip Units 3 & 4, the settlement in principle does not reflect any agreement with respect to the ultimate closure of Colstrip Units 3 & 4, since that decision would have to be made in conjunction with the other owners of Colstrip.
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
In addition to the above amounts, the IPUC also set aside approximately $12.0 million of electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4, to reflect a remaining useful life of those units through December 31, 2027 (per Avista/Hydro One merger settlement in principle), or for other purposes. The tax benefits being utilized are related to non-plant excess deferred income taxes, and the customer refund liability that was established in 2018 related to the change in federal income tax expense for the period January 1, 2018 to May 31, 2018. There are also $0.5 million in tax benefits attributable to natural gas, which were included in the PGA filing effective November 1, 2018. These tax benefits include the natural gas amounts associated with non-plant excess deferred income taxes, and the customer refund liability deferred for the period January 1, 2018 to May 31, 2018.
For AEL&P, the RCA approved a settlement agreement between AEL&P and the Attorney General filed on June 15, 2018 (Order 3). Per Order 3, effective August 1, 2018, AEL&P reduced firm customer base rates by an overall 6.7 percent (approximately $2.4 million annually), to reflect income tax expense reductions associated with the TCJA. The RCA also approved AEL&P's proposal to refund to customers a one-time credit amount equal to the 6.7 percent rate reduction for bills rendered between January 1 and July 31, 2018. AEL&P completed all one-time credit refunds during the third quarter of 2018. The impact of the TCJA on AEL&P’s deferred income taxes will be addressed in AEL&P’s next general rate case, due to be filed by August 30, 2021.

AVISTA CORPORATION

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
The WUTC-approved rates were designed to provide a 1.6 percent, or $8.1 million decrease in electric base revenue, and a 7.4 percent, or $10.8 million increase in natural gas base revenue. The WUTC also approved an ROR of 7.29 percent, with a common equity ratio of 48.5 percent and a 9.5 percent ROE.
In March 2016, PC filed in Thurston County Superior Court a Petition for Judicial Review of the WUTC's Orders that concluded our 2015 electric and natural gas general rate cases. In April 2016, this matter was certified for review directly by the Court of Appeals, an intermediate appellate court in the State of Washington.
On August 7, 2018, the Court of Appeals issued an Opinion which concluded that the WUTC's use of an attrition allowance to calculate Avista Corp.'s rate base violated Washington law. The Court struck all portions of the attrition allowance attributable to Avista Corp.’s rate base and reversed and remanded the case for the WUTC to recalculate Avista Corp.’s rates without including an attrition allowance in the calculation of rate base.
The total attrition allowance approved by the WUTC was $35.2 million, with $28.3 million related to electric and $6.9 million related to natural gas. The Company cannot predict the outcome of this matter at this time and cannot estimate how much, if any, of the attrition allowance may be removed from the general rate cases. The Company will participate in any regulatory process that is yet to be established by the WUTC. See "Note 15 of the Notes to Condensed Consolidated Financial Statements" for further discussion of this matter.
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

AVISTA CORPORATION

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
In the order, the WUTC also agreed to withhold $10.4 million of the electric non-plant excess deferred federal income taxes that resulted from the TCJA for the purpose of accelerating the depreciation schedule for Colstrip Units 3 & 4 to reflect a remaining useful life of those units through December 31, 2027. This finding by the WUTC was in recognition of the settlement agreement in the Pending Acquisition of Avista by Hydro One proceeding which provides for the use of a portion of Avista Corp.’s non-plant excess deferred federal income taxes for the purpose of accelerating the depreciation schedule for Colstrip Units 3 & 4 to reflect a remaining useful life of those units through December 31, 2027.
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
Avista Utilities
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $35.4 million as of September 30, 2018 and a liability of $37.5 million as of December 31, 2017. These deferred natural gas costs balances represent amounts due to customers.
Power Cost Deferrals and Recovery Mechanisms
The ERM in Washington is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. See the 2017 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM were a liability of $30.2 million as of September 30, 2018, compared to a liability of $23.7 million as of December 31, 2017. These deferred power cost balances represent amounts due to customers.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a liability of $9.3 million as of September 30, 2018, compared to a liability of $6.1 million as of December 31, 2017. These deferred power cost balances represent amounts due to customers.
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
Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $11.1 million as of September 30, 2018 and $16.5 million as of December 31, 2017. These decoupling assets represent amounts due from customers. Total net earnings sharing balances among all jurisdictions were regulatory liabilities of $1.6 million as of September 30, 2018 and $5.8 million as of December 31, 2017. These earnings sharing liabilities represent amounts due to customers.
See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2018 and 2017 related to the decoupling and earnings sharing mechanisms.
State Regulatory Approval Requirements Related to the Pending Acquisition by Hydro One
See "Note 17 of the Notes to Condensed Consolidated Financial Statements" for discussion of the regulatory approvals related to the pending acquisition by Hydro One, as well as their current status.

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
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the third quarter of 2017 to the third quarter of 2018, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased at both Avista Utilities and AEL&P. Avista Utilities' revenues decreased due to lower retail electric sales volumes (due to cooler weather) and decreases to retail rates related to federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. Effective May 1, 2018 in Washington and June 1, 2018 in Idaho, base rates reflect the lower 21 percent corporate tax. Base rates in Oregon continue to have the 35 percent corporate tax rate built in and we are deferring the impact. There was also a decrease in wholesale electric and natural gas revenues (primarily from a decrease in sales prices) and sales of fuel. This was partially offset by an increase in revenue from general rate increases in Washington, Idaho and Oregon, customer growth and decoupling. AEL&P's revenues decreased due to a decrease in retail rates associated with the federal income tax law change and the adoption of ASU No. 2014-09 effective January 1, 2018. The adoption of ASU No. 2014-09 had no impact on net income. See "Notes 2 and 4 of the Notes to Condensed Consolidated Financial Statements" for further information on the adoption of this ASU.
Utility resource costs decreased at both Avista Utilities and AEL&P. The decrease at Avista Utilities was primarily due to a decrease in fuel for generation (resulting from a decrease in thermal generation because of an outage at Colstrip, as well as a decrease in natural gas fuel prices). There was also a decrease in natural gas purchased (due to a decrease in volumes and prices). Power purchases increased during the quarter due to an increase in volumes and wholesale prices. The decrease at AEL&P was due to a decrease in deferred power supply expenses.
The increase in utility other operating expenses was due to an increase at Avista Utilities, partially offset by a decrease at AEL&P. The increase at Avista Utilities was the result of an increase in transmission and distribution operating and maintenance costs. The decrease at AEL&P was due to a decrease in generation maintenance and supplies expense.
The acquisition costs are related to the pending Hydro One acquisition. These costs decreased for the third quarter of 2018 because 2018 consisted primarily of employee time incurred directly related to the transaction, whereas the third quarter of 2017 included financial advisers' fees, legal fees, consulting fees and employee time. None of the acquisition costs are being passed through to customers.
Utility depreciation and amortization increased due to additions to utility plant.
Income taxes decreased due to federal income tax law changes, which reduced the corporate tax rate from 35 percent to 21 percent. Our effective tax rate was 13.3 percent for the third quarter of 2018 compared to 53.6 percent for the third quarter of 2017. In addition to the enacted tax rate decrease, the amortization of plant excess deferred income taxes under the ARAM decreased our effective tax rate for the third quarter of 2018. During the third quarter of 2017 the effective tax rate was higher

AVISTA CORPORATION

because the majority of acquisition costs incurred during that period, which reduced income before income taxes, were not deductible for tax purposes and thus did not reduce income tax expense. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.
The increase in other was primarily related to an increase in interest expense due to additional debt being outstanding during 2018 as compared to 2017. Also, there was an impairment of an investment during the third quarter of 2018.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the nine months ended September 30, 2017 to the nine months ended September 30, 2018, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased at both Avista Utilities and AEL&P. Avista Utilities' revenues decreased primarily due to lower retail electric and natural gas sales volumes (due to warmer weather in the heating season and cooler weather in the cooling season) and an accrual for refunds to customers and decreases to retail rates related to federal income tax law changes. As our customers' rates had the 35 percent corporate tax rate built in from prior general rate cases through May 1, 2018 in Washington and June 1, 2018 in Idaho, we deferred the impact of the change beginning January 1, 2018. Effective May 1, 2018 in Washington and June 1, 2018 in Idaho, base rates reflect the lower 21 percent corporate tax. Base rates in Oregon continue to have the 35 percent corporate tax rate built in and we are deferring the impact. There is no impact to our net income, as there was a corresponding decrease in income tax expense. There was also a decrease in wholesale natural gas revenues (due to a decrease in prices). This was partially offset by an increase in wholesale electric revenues (due to increased volumes) and an increase in revenue from general rate increases in Washington, Idaho and Oregon, customer growth and decoupling. AEL&P's revenues decreased due to a decrease in retail rates associated with the federal income tax law change and the adoption of ASU No. 2014-09 effective January 1, 2018. The adoption of ASU No. 2014-09 had no impact on net income. See "Notes 2 and 4 of the Notes to Condensed Consolidated Financial Statements" for further information on the adoption of this ASU.
Utility resource costs decreased at both Avista Utilities and AEL&P. The decrease at Avista Utilities was primarily due to a decrease in natural gas purchased (due to a decrease in prices and volumes) and a decrease in natural gas regulatory amortizations. The decrease at AEL&P was due to a decrease in deferred power supply expenses.
The increase in utility other operating expenses was due to an increase at Avista Utilities, partially offset by a decrease at AEL&P. The increase at Avista Utilities was the result of an increase in transmission and distribution operating and maintenance costs. The decrease at AEL&P was due to a decrease in generation maintenance and supplies expense.
The acquisition costs are related to the pending Hydro One acquisition. These costs decreased for 2018 because 2018 consisted primarily of employee time incurred directly related to the transaction, whereas 2017 included financial advisers' fees, legal fees, consulting fees and employee time. None of the acquisition costs are being passed through to customers.
Utility depreciation and amortization increased due to additions to utility plant.
Income taxes decreased due to federal income tax law changes, which reduced the corporate tax rate from 35 percent to 21 percent. Our effective tax rate was 16.1 percent for 2018, compared to 36.9 percent for 2017. In addition to the enacted tax rate decrease, the amortization of plant excess deferred income taxes under the ARAM and the settlement of equity awards during

AVISTA CORPORATION

the first quarter of 2018 decreased our effective tax rate. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.
The increase in other was primarily related to an increase in interest expense due to additional debt being outstanding during 2018 as compared to 2017. Also, there were impairment losses on investments and net losses from our other equity method investments. In addition, we had increased expenses at one of our subsidiaries associated with the insolvency of the general contractor on a renovation project. The general contractor's insolvency resulted in the recording of a liability to various subcontractors. During the second quarter of 2017, we had increased compliance costs at one of our subsidiaries that did not reoccur during 2018, which partially offset the increased costs for the year-to-date 2018 as compared to the year-to-date 2017.
Non-GAAP Financial Measures
The following discussion for Avista Utilities includes two financial measures that are considered “non-GAAP financial measures,” electric utility margin and natural gas utility margin. In the AEL&P section, we include a discussion of utility margin, which is also a non-GAAP financial measure.
Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flows that excludes (or includes) amounts that are included (excluded) in the most directly comparable measure calculated and presented in accordance with GAAP. The most directly comparable GAAP financial measure to electric and natural gas utility margin is utility operating revenues as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements."
The presentation of electric utility margin and natural gas utility margin is intended to enhance the understanding of operating performance. We use these measures internally and believe they provide useful information to investors in their analysis of how changes in loads (due to weather, economic or other conditions), rates, supply costs and other factors impact our results of operations. Changes in loads, as well as power and natural gas supply costs, are generally deferred and recovered from customers through regulatory accounting mechanisms. Accordingly, the analysis of utility margin generally excludes most of the change in revenue resulting from these regulatory mechanisms. We present electric and natural gas utility margin separately below for Avista Utilities since each business has different cost sources, cost recovery mechanisms and jurisdictions, so we believe that separate analysis is beneficial. These measures are not intended to replace utility operating revenues as determined in accordance with GAAP as an indicator of operating performance. Reconciliations of operating revenues to utility margin are set forth below.

AVISTA CORPORATION

Results of Operations - Avista Utilities
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
Utility Operating Revenues
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

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended September 30 (dollars in thousands):

	Electric Operating Revenues
	2018	2017
Current year decoupling deferrals (a)	$3,738	$(4,410)
Amortization of prior year decoupling deferrals (b)	(3,782)	(600)
Total electric decoupling revenue	$(44)	$(5,010)

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

Total electric revenues increased $1.0 million for the third quarter of 2018 as compared to the third quarter of 2017 primarily due to the following:

•
a $1.4 million decrease in retail electric revenue due to a decrease in total MWhs sold (decreased revenues $5.2 million), partially offset by an increase in revenue per MWh (increased revenues $3.8 million).

◦
The decrease in total retail MWhs sold was the result of weather that was cooler than the prior year (which decreased electric cooling loads), partially offset by customer growth. Compared to the third quarter of 2017, residential electric use per customer decreased 7 percent and commercial use per customer decreased 4 percent. Cooling degree days in Spokane were 4 percent below normal and 29 percent below the third quarter of 2017.

◦
The increase in revenue per MWh was primarily due to general rate increases in Idaho (effective January 1, 2018) and Washington (effective May 1, 2018), as well as an increase in decoupling surcharge rates. This was partially offset by rate decreases associated with the lower corporate tax rate.

•
a $2.4 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $2.7 million), partially offset by an increase in sales volumes (increased revenues $0.3 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•
a $1.7 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. For the third quarter of 2018, $11.6 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the third quarter of 2017, $13.6 million of these sales were made to our natural gas operations.

•
a $5.0 million increase in electric revenue due to decoupling. Weather was cooler than normal in the third quarter of 2018, which resulted in decoupling deferral surcharges related to the current year.

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

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended September 30 (dollars in thousands):

	Natural Gas Operating Revenues
	2018	2017
Current year decoupling deferrals (a)	$1,619	$600
Amortization of prior year decoupling deferrals (b)	(969)	(325)
Total natural gas decoupling revenue	$650	$275

AVISTA CORPORATION

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

Total natural gas revenues decreased $8.7 million for the third quarter of 2018 as compared to the third quarter of 2017 primarily due to the following:

•	a $1.6 million decrease in natural gas retail revenues due to lower retail rates (decreased revenues $2.1 million), partially offset by a slight increase in volumes (increased revenues $0.5 million).

◦
We sold slightly more retail natural gas in the third quarter of 2018 as compared to the third quarter of 2017. Retail natural gas loads and changes in customer usage during the third quarter are typically not significant to the full year.

◦
Lower retail rates were due to PGAs and rate decreases associated with the lower corporate tax rate, partially offset by general rate increases in Oregon (effective October 1 and November 1, 2017), Idaho (effective January 1, 2018) and Washington (effective May 1, 2018), as well as an increase in decoupling surcharge rates.

•
an $8.5 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $2.9 million) and a decrease in volumes (decreased revenues $5.6 million). In the third quarter of 2018, $12.4 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the third quarter of 2017, $17.0 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•	a $0.4 million increase in natural gas revenue due to decoupling.
The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended September 30:

	Electric Customers		Natural Gas Customers
	2018	2017	2018	2017
Residential	339,765	334,274	313,922	306,706
Commercial	42,396	42,241	35,200	35,087
Interruptible	—	—	39	37
Industrial	1,317	1,336	245	253
Public street and highway lighting	593	577	—	—
Total retail customers	384,071	378,428	349,406	342,083

AVISTA CORPORATION

Utility Resource Costs
The following graphs present Avista Utilities' resource costs for the three months ended September 30 (dollars in millions):
Total electric resource costs in the graph above include intracompany resource costs of $12.4 million and $17.0 million for the three months ended September 30, 2018 and September 30, 2017, respectively.
Total natural gas resource costs in the graph above include intracompany resource costs of $11.6 million and $13.6 million for the three months ended September 30, 2018 and September 30, 2017, respectively.
Total electric resource costs decreased $2.0 million for the third quarter of 2018 as compared to the third quarter of 2017 primarily due to the following:

•
a $7.6 million increase in purchased power due to an increase in the volume of power purchases (increased costs $1.8 million) and an increase in wholesale prices (increased costs $5.8 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

AVISTA CORPORATION

•	a $7.2 million decrease in fuel for generation primarily due to a decrease in thermal generation (due to an outage at Colstrip), as well as a decrease in natural gas fuel prices.

•
a $4.3 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	a $0.4 million decrease from net amortizations and deferrals of power costs.

•	a $2.1 million net increase from other regulatory amortizations and other electric resource costs.
Total natural gas resource costs decreased $10.5 million for the third quarter of 2018 as compared to the third quarter of 2017 primarily due to the following:

•	a $8.9 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $3.9 million) and a decrease in total therms purchased (decreased costs $5.0 million).

•	a $1.5 million decrease from net amortizations and deferrals of natural gas costs.
Utility Margin
The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Operating revenues	$232,448	$231,419	$71,189	$79,938	$(24,088)	$(30,581)	$279,549	$280,776
Resource costs	77,576	79,598	44,973	55,499	(24,088)	(30,581)	98,461	104,516
Utility margin	$154,872	$151,821	$26,216	$24,439	$—	$—	$181,088	$176,260
Electric utility margin increased $3.1 million and natural gas utility margin increased $1.8 million in the third quarter of 2018 compared to the third quarter of 2017.
Electric utility margin increased primarily due to general rate increases in Idaho (effective January 1, 2018) and Washington (effective May 1, 2018), as well as customer growth. These increases were partially offset by the impact of the reduction in the corporate tax rate. For the third quarter of 2018, we had a $0.2 million pre-tax expense under the ERM in Washington, compared to a $1.0 million pre-tax expense for the third quarter of 2017. For the full year of 2018, we expect to be in a benefit position under the ERM within the 90 percent customer/10 percent Company sharing band, primarily due to above normal hydroelectric generation and lower natural gas fuel prices. Because of the above normal hydroelectric generation and lower natural gas fuel prices, we were able to engage in optimization activities to capture value in the energy markets.
Natural gas utility margin increased primarily due to general rate increases in Oregon (effective October 1 and November 1, 2017), Idaho (effective January 1, 2018) and Washington (effective May 1, 2018), as well as customer growth. These increases were partially offset by the impact of the reduction in the corporate tax rate.
Intracompany revenues and resource costs represent purchases and sales of natural gas between our natural gas distribution operations and our electric generation operations (as fuel for our generation plants). These transactions are eliminated in the presentation of total results for Avista Utilities and in the condensed consolidated financial statements but are included in the separate results for electric and natural gas presented above.

AVISTA CORPORATION

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Utility Operating Revenues
The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues, and deferrals/amortizations to customers related to federal income tax law changes.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the nine months ended September 30 (dollars in thousands):

	Electric Operating Revenues
	2018	2017
Current year decoupling deferrals (a)	$14,024	$(5,207)
Amortization of prior year decoupling deferrals (b)	(12,058)	(2,360)
Total electric decoupling revenue	$1,966	$(7,567)

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

Total electric revenues increased $4.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to the following:

•
a $2.7 million decrease in retail electric revenue due to a decrease in total MWhs sold (decreased revenues $21.2 million), partially offset by an increase in revenue per MWh (increased revenues $18.5 million).

◦
The decrease in total retail MWhs sold was the result of weather that was warmer than the prior year during the heating season (which decreased electric heating loads) and cooler than the prior year during the cooling season (which decreased electric cooling loads), partially offset by customer growth. Compared to the nine months ended September 30, 2017, residential electric use per customer decreased 8 percent and commercial use per customer decreased 3 percent. Heating degree days in Spokane were 8 percent below normal and 12 percent below the first nine months of 2017. Year-to-date 2018 cooling degree days were 5 percent below normal and 30 percent below the prior year.

◦
The increase in revenue per MWh was primarily due to general rate increases in Idaho (effective January 1, 2018) and Washington (effective May 1, 2018), as well as an increase in decoupling surcharge rates. This was partially offset by rate decreases associated with the lower corporate tax rate.

•
a $16.4 million increase in wholesale electric revenues due to an increase in sales volumes (increased revenues $25.6 million), partially offset by a decrease in sales prices (decreased revenues $9.2 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•
a $3.8 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities. For the nine months ended September 30, 2018, $20.5 million of these sales were made to our natural gas operations and are included as intracompany revenues and resource costs. For the nine months ended September 30, 2017, $26.9 million of these sales were made to our natural gas operations.

•
a $9.6 million increase in electric revenue due to decoupling. Weather was warmer than normal during the heating season and cooler than normal during the cooling season in 2018, which resulted in decoupling surcharges for the first nine months of 2018.

•
an $11.1 million decrease in electric revenue due to net deferrals for refunds to customers related to the federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates had the 35 percent corporate tax rate built in from prior general rate cases through May 1, 2018 in Washington and June 1, 2018 in Idaho, we deferred the impact of the change beginning January 1, 2018. Effective May 1, 2018 in Washington and June 1, 2018 in Idaho, base rates reflect the lower 21 percent corporate tax.

•	a $3.1 million decrease in transmission revenue (included in other revenue in the graph above).

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the nine months ended September 30 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues, and deferrals/amortizations to customers related to federal income tax law changes.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in natural gas operating revenues for the nine months ended September 30 (dollars in thousands):

	Natural Gas Operating Revenues
	2018	2017
Current year decoupling deferrals (a)	$4,225	$(4,738)
Amortization of prior year decoupling deferrals (b)	(7,955)	(3,141)
Total natural gas decoupling revenue	$(3,730)	$(7,879)

AVISTA CORPORATION

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

Total natural gas revenues decreased $40.0 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to the following:

•	a $25.3 million decrease in natural gas retail revenues due to a decrease in volumes (decreased revenues $15.2 million) and lower retail rates (decreased revenues $10.1 million).

◦
We sold less retail natural gas in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to warmer weather during the heating season, partially offset by customer growth. Compared to the first nine months of 2017, residential natural gas use per customer decreased 9 percent and commercial use per customer decreased 8 percent. Heating degree days in Spokane were 8 percent below normal and 12 percent below the first nine months of 2017. Heating degree days in Medford were 5 percent below normal, and 4 percent below the first nine months of 2017.

◦
Lower retail rates were due to PGAs and rate decreases associated with the lower corporate tax rate, partially offset by general rate increases in Washington, Oregon and Idaho, as well as an increase in decoupling surcharge rates.

•
a $14.8 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $10.6 million) and a decrease in volumes (decreased revenues $4.2 million). In the nine months ended September 30, 2018, $30.0 million of these sales were made to our electric generation operations and are included as intracompany revenues and resource costs. In the nine months ended September 30, 2017, $36.5 million of these sales were made to our electric generation operations. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•	a $4.2 million increase in natural gas revenue due to decoupling. Weather was warmer than normal in the first nine months of 2018, which resulted in decoupling surcharges.

•
a $4.9 million decrease in natural gas revenue due to net deferrals for refunds to customers related to the federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates had the 35 percent corporate tax rate built in from prior general rate cases through May 1, 2018 in Washington and June 1, 2018 in Idaho, we deferred the impact of the change beginning January 1, 2018. Effective May 1, 2018 in Washington and June 1, 2018 in Idaho, base rates reflect the lower 21 percent corporate tax. Base rates in Oregon continue to have the 35 percent corporate tax rate built in and we are deferring the impact.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the nine months ended September 30:

	Electric Customers		Natural Gas Customers
	2018	2017	2018	2017
Residential	339,331	334,015	313,650	306,389
Commercial	42,520	42,127	35,395	35,174
Interruptible	—	—	39	37
Industrial	1,317	1,330	246	252
Public street and highway lighting	591	567	—	—
Total retail customers	383,759	378,039	349,330	341,852

AVISTA CORPORATION

Utility Resource Costs
The following graphs present Avista Utilities' resource costs for the nine months ended September 30 (dollars in millions):
Total electric resource costs in the graph above include intracompany resource costs of $30.0 million and $36.5 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
Total natural gas resource costs in the graph above include intracompany resource costs of $20.5 million and $26.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
Total electric resource costs increased $12.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to the following:

•
a $12.5 million increase in purchased power due to an increase in the volume of power purchases (increased costs $13.8 million), partially offset by a decrease in wholesale prices (decreased costs $1.3 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the period.

AVISTA CORPORATION

•
a $1.8 million decrease in fuel for generation primarily due to a decrease in natural gas fuel prices and an outage at Colstrip in the third quarter, partially offset by an overall increase in thermal generation.

•	a $9.5 million decrease in other fuel costs.

•	a $4.7 million increase from amortizations and deferrals of power costs. This change was primarily the result of lower net power supply costs.

•	a $6.4 million increase in other regulatory amortizations and other electric resource costs.
Total natural gas resource costs decreased $38.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to the following:

•
a $29.9 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $21.4 million) and a decrease in total therms purchased (decreased costs $8.5 million). Total therms purchased decreased due to a decrease in retail sales, partially offset by an increase in wholesale sales.

•	a $5.8 million decrease from amortizations and deferrals of natural gas costs.

•	a $2.9 million decrease in other regulatory amortizations.
Utility Margin
The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to utility margin for the nine months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Operating revenues	$730,483	$725,695	$290,583	$330,580	$(50,541)	$(63,371)	$970,525	$992,904
Resource costs	252,232	239,900	151,457	190,061	(50,541)	(63,371)	353,148	366,590
Utility margin	$478,251	$485,795	$139,126	$140,519	$—	$—	$617,377	$626,314
Electric utility margin decreased $7.5 million and natural gas utility margin decreased $1.4 million.
The primary reason for the decrease in both electric and natural gas utility margin was federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates continued to have the 35 percent corporate tax rate built in from prior general rate cases, we deferred the impact of the change beginning January 1, 2018. Effective May 1, 2018 in Washington and June 1, 2018 in Idaho, base rates reflect the lower 21 percent corporate tax, as such, we are no longer deferring the tax rate change in these jurisdictions. There is no impact to our net income as there was a corresponding decrease in income tax expense.
Electric utility margin was positively impacted during 2018 by general rate increases in Idaho (effective January 1, 2018) and Washington (effective May 1, 2018), as well as customer growth. For the nine months ended September 30, 2018, we recognized a pre-tax benefit of $5.6 million under the ERM in Washington compared to a benefit of $3.6 million for the nine months ended September 30, 2017. For the full year of 2018, we expect to be in a benefit position under the ERM within the 90 percent customer/10 percent Company sharing band, primarily due to above normal hydroelectric generation and lower natural gas fuel prices, which allowed us to engage in optimization activities.
Natural gas utility margin was positively impacted by general rate increases in Oregon (effective October 1 and November 1, 2017), Idaho (effective January 1, 2018) and Washington (effective May 1, 2018), as well as customer growth.
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
Results of Operations - Alaska Electric Light and Power Company
Three months ended September 30, 2018 compared to the three months ended September 30, 2017 and nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Net income for AEL&P was $0.8 million for the three months ended September 30, 2018 compared to $0.4 million for the three months ended September 30, 2017. Net income was $5.9 million for the nine months ended September 30, 2018 compared to $6.0 million for the nine months ended September 30, 2017.

AVISTA CORPORATION

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating revenues	$9,570	$10,864	$33,715	$38,002
Resource costs	3,058	4,052	8,958	10,315
Utility margin	$6,512	$6,812	$24,757	$27,687
Electric revenues decreased for both the third quarter of 2018 and the year-to-date primarily due to the accrual for refunds to customers related to the federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As of July 31, 2018, AEL&P had recorded a customer refund liability of $1.7 million related to this tax law change, which was returned to customers during August 2018. Effective August 1, 2018, retail rates to customers were reduced to reflect the lower corporate tax rate. For the third quarter and year-to-date there was no impact to net income as there was a corresponding decrease in income tax expense. See "Executive Level Summary" for additional discussion regarding the regulatory proceedings surrounding the tax law change.
In addition, effective January 1, 2018, due to the adoption of ASU No. 2014-09 (revenue recognition standard), AEL&P no longer records utility-related taxes collected from customers on a gross basis in revenue and taxes other than income taxes. These taxes are currently recorded on a net basis within revenue. This change in accounting reduced 2018 revenue, utility margin and taxes other than income taxes by $0.3 million for the third quarter and $1.2 million for the year-to-date as compared to the same periods in 2017 with no impact to net income.
For operating expenses, there was a decrease in other operating expenses for both the third quarter of 2018 and the year-to-date primarily due to a decrease in generation maintenance and supplies expense, partially offset by an increase in distribution maintenance expenses.
Results of Operations - Other Businesses
Net losses for our other businesses were $2.6 million for the three months ended September 30, 2018 compared to a net loss of $1.4 million for the three months ended September 30, 2017. Net losses were $7.0 million for the nine months ended September 30, 2018 compared to $3.2 million for the nine months ended September 30, 2017.
Net losses for the nine months ended September 30, 2018 were primarily related to impairment losses on investments and net losses from our other equity method investments. In addition, we had increased expenses at one of our subsidiaries associated with the insolvency of the general contractor on a renovation project. The general contractor's insolvency resulted in the recording of a liability to various subcontractors. During 2017, we had increased compliance costs at one of our subsidiaries that did not reoccur during 2018, which partially offset the decrease in earnings for the year-to-date 2018 as compared to the year-to-date 2017.
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
Liquidity and Capital Resources
Overall Liquidity
Our sources of overall liquidity and the requirements for liquidity have not materially changed in the nine months ended September 30, 2018. See the 2017 Form 10-K for further discussion.
As of September 30, 2018, we had $343.8 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2021 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months.

AVISTA CORPORATION

Review of Cash Flow Statement
Operating Activities
Net cash provided by operating activities was $365.8 million for the nine months ended September 30, 2018 compared to $307.5 million for the nine months ended September 30, 2017. The increase in net cash provided by operating activities was primarily related to cash collateral posted for derivative instruments. During 2018, our cash collateral posted has decreased by $47.2 million, primarily due to the settlement of derivative interest rate swaps which were in a liability position. We paid a net amount of $26.6 million during the second quarter of 2018 to settle the derivative interest rate swaps. Also, there were favorable fluctuations in the fair value of our outstanding interest rate swaps and energy commodity derivatives, which contributed to the decrease in collateral requirements. This is compared to the first nine months of 2017, which required additional cash collateral to be posted of $1.9 million.
In addition, lower federal income tax rates went into effect on January 1, 2018. As a result, we are paying federal income taxes at 21 percent in 2018 but our customers' rates continued to have a 35 percent corporate income tax rate built into base rates from prior general rate cases. As such, we deferred the difference between the 35 percent income tax rate and the current income tax rate of 21 percent and we recorded a customer refund liability of $17.7 million that will be returned to customers in future periods.
The increases above were partially offset because during the first nine months of 2018 we had decreased net income (after consideration of non-cash items included in net income) of $302.7 million, compared to $326.2 million for the first nine months of 2017.
Investing Activities
Net cash used in investing activities was $307.7 million for the nine months ended September 30, 2018, compared to $302.4 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we paid $296.2 million for utility capital expenditures compared to $287.9 million for the nine months ended September 30, 2017. Also, during 2018, our subsidiaries invested $8.6 million in equity and property, compared to $10.9 million invested during 2017.
Financing Activities
Net cash used by financing activities was $53.1 million for the nine months ended September 30, 2018, compared to $1.0 million provided for the nine months ended September 30, 2017. We had the following transactions:

•
net proceeds from the issuance of long-term debt of $374.6 million, which was used to repay maturing long-term debt of $276.8 million and repay the outstanding balance under our committed line of credit during 2018. This was compared to an increase in short-term borrowings of $75.0 million in 2017, and

•
cash dividends paid to Avista Corp. shareholders increased to $73.6 million (or $1.1175 per share) for the nine months ended September 30, 2018 from $69.2 million (or $1.0725 per share) for the nine months ended September 30, 2017.

Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and capital leases	$2,629	0.1%	$277,438	7.6%
Short-term borrowings	35,000	0.9%	105,398	2.9%
Long-term debt to affiliated trusts	51,547	1.4%	51,547	1.4%
Long-term debt and capital leases	1,860,944	50.3%	1,491,799	40.8%
Total debt	1,950,120	52.7%	1,926,182	52.7%
Total Avista Corporation shareholders’ equity	1,749,552	47.3%	1,729,828	47.3%
Total	$3,699,672	100.0%	$3,656,010	100.0%
Our shareholders’ equity increased $19.7 million during the first nine months of 2018 primarily due to net income, partially offset by dividends.

AVISTA CORPORATION

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
Committed Lines of Credit
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2021. As of September 30, 2018, there was $343.8 million of available liquidity under this line of credit.
The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of September 30, 2018, we were in compliance with this covenant with a ratio of 52.7 percent.
AEL&P has a $25.0 million committed line of credit that expires in November 2019. As of September 30, 2018, there were no borrowings or letters of credit outstanding under this committed line of credit.
The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2018, AEL&P was in compliance with this covenant with a ratio of 52.1 percent.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s committed line of credit were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2018	2017
Borrowings outstanding at end of period	$35,000	$195,000
Letters of credit outstanding at end of period	$21,230	$43,853
Maximum borrowings outstanding during the period	$111,000	$195,000
Average borrowings outstanding during the period	$36,299	$123,335
Average interest rate on borrowings during the period	2.43%	1.81%
Average interest rate on borrowings at end of period	2.88%	1.99%
As of September 30, 2018, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
Liquidity Expectations
During 2018, we have issued $375.0 million of long-term debt as discussed above. We do not expect any further long-term debt issuances in 2018. Through early 2019, we expect to raise up to $110.0 million of equity in order to fund planned capital expenditures, maintain an appropriate capital structure and for other general corporate purposes. The $110.0 million of equity may come from the sale of shares through our sales agency agreements or from an equity contribution from Hydro One after consummation of the acquisition or from a combination of those sources.
After considering the issuance of long-term debt and the expected issuance of equity, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.
2019 and Forward Operating Cash Flows
Due to federal income tax law changes, we expect our operating cash flows will be negatively impacted going forward primarily due to the loss of the bonus depreciation tax deduction and from the timing of the return of excess deferred taxes to customers. As a result, we may need to raise additional capital.
Capital Expenditures
We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. Our estimated capital expenditures at Avista Utilities have increased from $405 million to $435 million for 2018 primarily due to additional spending associated with capital for new electric and natural gas services. Our estimates for 2019 and 2020 have not materially changed during the nine months ended September 30, 2018. See the 2017 Form 10-K for further information.

AVISTA CORPORATION

Off-Balance Sheet Arrangements
As of September 30, 2018, we had $21.2 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $34.4 million as of December 31, 2017.
Pension Plan
Avista Utilities
In the nine months ended September 30, 2018 we contributed $22.0 million to the pension plan and we do not expect any further contributions in 2018. We expect to contribute a total of $110.0 million to the pension plan in the period 2018 through 2022, with annual contributions of $22.0 million over that period.
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
Contractual Obligations
Our future contractual obligations have not materially changed during the nine months ended September 30, 2018 other than the issuance and sale of $375.0 million of 4.35 percent first mortgage bonds due in June 2048 through a public offering. See "Note 9 of the Notes to Condensed Consolidated Financial Statements" for additional discussion of the bond issuance. See the 2017 Form 10-K for our contractual obligations.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed during the nine months ended September 30, 2018 other than the following:
Clean Air Act (CAA) - Hazardous Air Pollutants (HAPs)
On April 16, 2016, the Mercury Air Toxic Standards (MATS), an EPA rule for coal and oil-fired sources, became effective for all Colstrip units. We own 15 percent of Colstrip Units 3 & 4.
Colstrip performs compliance assurance stack testing on a quarterly basis to meet the MATS site-wide limitation for Particulate Matter (PM) emissions (0.03 lbs./MMBtu). The Montana Department of Environmental Quality (MDEQ) was notified of a PM emission deviation by Talen, the plant operator, on June 28, 2018 for the testing performed on June 21, 2018. As a result, Unit 3 was immediately removed from service. Similarly, Unit 4 was removed from service on June 29, 2018.
Talen proposed, and the MDEQ acknowledged, that limited operation of Units 3 & 4 for the evaluation of a corrective action and/or data gathering related to potential corrective action was a prudent approach to solving the issue. An extensive inspection was conducted including: the coal supply, coal mills, boiler, combustion, ductwork, air preheater, scrubbers, and the stack. Talen implemented cleaning, adjustments, troubleshooting, testing, and other corrective actions. As a part of the corrective action, new flow balancing plates were installed in all Unit 3 & 4 scrubber vessels to further enhance PM removal efficiency.
PM testing on September 6, 2018 on Unit 4, and September 11, 2018 on Unit 3, demonstrated compliance with the MATS. Both of these compliance tests were witnessed by the MDEQ. With the passing of the PM testing with MATS compliance, Talen returned both Units 3 & 4 to service on September 11, 2018.
Due to the failure to meet the MATS standard, Colstrip Units 3 & 4 are now subject to potential MDEQ enforcement action. The extent of this action is currently under investigation. Due to the complicated nature of the compliance calculation and the various factors that MDEQ may consider, we are unable to anticipate the extent of the impending enforcement action at this time.
Climate Change - Federal Regulatory Actions
On August 31, 2018 the EPA issued a proposed replacement rule to the Clean Power Plan, called the Affordable Clean Energy (ACE) rule. ACE proposes heat rate improvements as the best system of emissions reduction. The proposed rule also includes implementation guidelines for Clean Air Act section 111(d) as well as revisions to the New Source Review program. The proposed rule included a public comment period through October 30, 2018. GHG emission standards could result in significant compliance costs. Such standards could also preclude us from developing, operating or contracting with certain types of generating plants, as well as increase the cost of wholesale electricity. Given these ongoing developments, we cannot at this

AVISTA CORPORATION

time predict the outcome or estimate the extent to which our facilities may be impacted by the proposed ACE rule. We intend to seek recovery of costs related to compliance with these requirements through the ratemaking process.
Climate Change - State Legislation and State Regulatory Activities - Washington
Initiative 1631
In the general election held on November 6, 2018, voters in the State of Washington were asked to approve or reject Initiative 1631. As of this filing, the final ballot counts have not been completed for this initiative, nor have there been any preliminary indications of whether this initiative will be approved. This ballot measure would impose a carbon fee based upon the carbon content of transportation and heating fuels along with the carbon content inherent in electricity consumed in the state. If approved, the fee would be imposed at a rate of $15/metric ton beginning on January 1, 2020, and would increase by $2/metric ton annually plus inflation; the $2/metric ton escalator would no longer be applied once the state met its 2035 greenhouse gas emission reduction goal and was deemed on target to meet its 2050 goal. The ballot initiative would allow electric and natural gas utilities, along with other entities, access to carbon fees collected from customers and to expend them pursuant to a clean energy investment plan approved by the WUTC. The implications of this measure on system operations and costs will be more fully assessed in the event it is approved by the voters.
Clean Air Rule
In September 2016, Ecology adopted the Clean Air Rule (CAR) to cap and reduce GHG emissions across the State of Washington in pursuit of the State’s GHG goals, which were enacted in 2008 by the Washington State Legislature.
In September 2016, Avista Corp., Cascade Natural Gas Corp., NW Natural and Puget Sound Energy (collectively, Petitioners) jointly filed an action in the U.S. District Court for the Eastern District of Washington challenging Ecology’s promulgated CAR. The four companies also filed litigation in Thurston County Superior Court.
The case in the U.S. District Court has been tolled while the state court case proceeds. On December 15, 2017, the Thurston County Superior Court issued a ruling invalidating the CAR. On April 27, 2018, the Superior Court entered its order invalidating the CAR. Ecology has since appealed the ruling, and has requested that the Washington State Supreme Court accept direct review. Both the appeal and Ecology’s request for direct review remain pending. Consequently, we cannot predict the outcome of these matters at this time, but plan to seek recovery of costs related to compliance with surviving requirements through the ratemaking process.
See the 2017 Form 10-K for further discussion of environmental issues and contingencies.
Enterprise Risk Management
The material risks to our businesses were discussed in our 2017 Form 10-K and have not materially changed during the nine months ended September 30, 2018. Refer to the 2017 Form 10-K for further discussion of our risks and the mitigation of those risks.
Financial Risk
Our financial risks have not materially changed during the nine months ended September 30, 2018. Refer to the 2017 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2017.
Interest Rate Risk
We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of September 30, 2018 and December 31, 2017 and the amount of additional collateral we would have to post in certain circumstances. In addition, see "Regulatory Matters – Washington – 2017 General Rate Cases" for additional discussion of our interest rate risk mitigation plan and the changes recommended by the WUTC.
Credit Risk
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of September 30, 2018, we had cash deposited as collateral in the amount of $27.3 million and letters of credit of $17.3 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2017 Form 10-K for further information. For

AVISTA CORPORATION

example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2018, we would potentially be required to post up to $3.8 million of additional collateral. This amount is different from the $1.4 million disclosed in “Note 5 of the Notes to Condensed Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 5, this analysis takes into account contractual threshold limits that are not considered in Note 5. Without contractual threshold limits, we would potentially be required to post up to $5.3 million of additional collateral.
Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of September 30, 2018, we had interest rate swap derivatives outstanding with a notional amount totaling $195.0 million and we did not have any cash or letters of credit posted as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at September 30, 2018, we would be required to post up to $2.0 million of collateral.
Energy Commodity Risk
Our energy commodity risks have not materially changed during the nine months ended September 30, 2018, except as discussed below. Refer to the 2017 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2018 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2018	$(2,089)	$1,065	$740	$(8,409)	$9	$(830)	$100	$3,890
2019	(3,795)	1,113	(604)	(20,643)	15	(934)	(1,362)	9,828
2020	—	—	(819)	(3,857)	—	(728)	(1,052)	69
2021	—	—	—	40	—	—	(585)	47
2022	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
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
Future Resource Needs
In August 2018, we filed our 2018 Natural Gas IRP with the WUTC, the IPUC and the OPUC. The IRP details projected growth in demand for energy and the new resources needed to serve customers over the next 20 years. We regard the IRP as a tool for resource evaluation, rather than an acquisition plan for a particular project.

AVISTA CORPORATION

Highlights of the 2018 natural gas IRP include the following expectations and/or assumptions:

•	We will need no additional natural gas transportation resources during the 20-year planning horizon in Washington, Idaho, or Oregon.

•
Due to expected carbon legislation at the state levels through a cap and trade mechanism (Oregon) or a fee mechanism (Washington), we expect natural gas prices to include a carbon price adder in Oregon and Washington, but not in Idaho.

•	North American supplies of natural gas will continue to be abundant led by shale gas development.

•
Customer growth in our service territory will increase slightly compared to the 2016 IRP. There will be increasing interest from customers to utilize natural gas for heating due to its abundant supply and consequent low cost.

•
We anticipate that any increased demand for natural gas regionally will primarily come from power generation as natural gas is increasingly being used to back up solar and wind technology, as well as replace retired coal plants. There is also potential for increased usage in other markets, such as LNG exports or exports to Mexico.

•
Slightly higher customer growth will continue to be offset by lower use per customer and an increased amount of demand side management (DSM). The combination of low priced natural gas in addition to carbon fees or other programs has led to a higher potential for DSM measures as compared to the previous three IRP’s.

•
The availability of natural gas in North America will continue to change global LNG dynamics. Existing and new LNG facilities will look to export low cost North American natural gas to the higher priced foreign markets. This could alter the price of natural gas and/or transportation in U.S. markets, constrain existing pipeline networks, stimulate development of new pipeline resources and change flows of natural gas across North America.

We will monitor these assumptions on an on-going basis and adjust our resource requirements accordingly.
We are required to file a natural gas IRP every two years, with the next IRP expected to be filed during the third quarter of 2020. Our resource strategy in our 2020 IRP may change from the 2018 IRP based on market, legislative and regulatory developments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2018.
There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AVISTA CORPORATION

PART II. Other Information
Item 1. Legal Proceedings
See “Note 15 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”
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
Dividend Restrictions
The restrictions on the payment of dividends on common stock have not materially changed during the nine months ended September 30, 2018 except for the following:
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
101
The following financial information from the Quarterly Report on Form 10−Q for the period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. (2)

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

AVISTA CORPORATION
(Registrant)

Date:	November 6, 2018	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)