Form 10-Q
period 2019-03-31
AVISTA CORP
filed 2019-05-01
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2019 OR

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
Registrant’s telephone number, including area code: 509-489-0500
Web site: http://www.myavista.com

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 29, 2019, 65,750,156 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

AVISTA CORPORATION

i

AVISTA CORPORATION

AVISTA CORPORATION

ACRONYMS AND TERMS
(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
aMW	-	Average Megawatt - a measure of the average rate at which a particular generating source produces energy over a period of time
AEL&P	-	Alaska Electric Light and Power Company, the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska
AERC	-	Alaska Energy and Resources Company, the Company's wholly-owned subsidiary based in Juneau, Alaska
AFUDC	-	Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Avista Capital	-	Parent company to the Company’s non-utility businesses
Avista Corp.	-	Avista Corporation, the Company
Avista Utilities	-	Operating division of Avista Corp. (not a subsidiary) comprising the regulated utility operations in the Pacific Northwest
Capacity	-	The rate at which a particular generating source is capable of producing energy, measured in KW or MW
Cabinet Gorge	-	The Cabinet Gorge Hydroelectric Generating Project, located on the Clark Fork River in Idaho
Colstrip	-	The coal-fired Colstrip Generating Plant in southeastern Montana
Deadband or ERM deadband	-	The first $4.0 million in annual power supply costs above or below the amount included in base retail rates in Washington under the ERM in the state of Washington
EIM	-	Energy Imbalance Market
Energy	-	The amount of electricity produced or consumed over a period of time, measured in KWh or MWh. Also, refers to natural gas consumed and is measured in dekatherms
EPA	-	Environmental Protection Agency
ERM	-	The Energy Recovery Mechanism, a mechanism for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Washington
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment, the electric and natural gas decoupling mechanism in Idaho
FERC	-	Federal Energy Regulatory Commission
GAAP	-	Generally Accepted Accounting Principles
Hydro One	-	Hydro One Limited, based in Toronto, Ontario, Canada
IPUC	-	Idaho Public Utilities Commission
Juneau	-	The City and Borough of Juneau, Alaska
KW, KWh	-	Kilowatt (1000 watts): a measure of generating output or capability. Kilowatt-hour (1000 watt hours): a measure of energy produced
MPSC	-	Public Service Commission of the State of Montana
MW, MWh	-	Megawatt: 1000 KW. Megawatt-hour: 1000 KWh
Noxon Rapids	-	The Noxon Rapids Hydroelectric Generating Project, located on the Clark Fork River in Montana
OPUC	-	The Public Utility Commission of Oregon
PCA	-	The Power Cost Adjustment mechanism, a procedure for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Idaho
PGA	-	Purchased Gas Adjustment
PPA	-	Power Purchase Agreement
RCA	-	The Regulatory Commission of Alaska
REC	-	Renewable energy credit
ROE	-	Return on equity

AVISTA CORPORATION

ROR	-	Rate of return on rate base
SEC	-	U.S. Securities and Exchange Commission
TCJA	-	The "Tax Cuts and Jobs Act," signed into law on December 22, 2017
Therm	-	Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)
Watt	-	Unit of measurement for electricity; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt
WUTC	-	Washington Utilities and Transportation Commission

AVISTA CORPORATION

Forward-Looking Statements
From time to time, we make forward-looking statements such as statements regarding projected or future:

•	financial performance;

•	cash flows;

•	capital expenditures;

•	dividends;

•	capital structure;

•	other financial items;

•	strategic goals and objectives;

•	business environment; and

•	plans for operations.
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
Cyber and Technology Risk

•
cyberattacks on the operating systems that are used in the operation of our electric generation, transmission and distribution facilities and our natural gas distribution facilities, and cyberattacks on such systems of other energy companies with which we are interconnected, which could damage or destroy facilities or systems or disrupt operations for extended periods of  time and result in the incurrence of liabilities  and costs;

•
cyberattacks on the administrative systems that are used in the administration of our business, including customer billing and customer service, accounting, communications, compliance and other administrative functions, and cyberattacks on such systems of our vendors and other companies with which we do business, which could result in the disruption of business operations, the release of private information and the incurrence of liabilities and costs;

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

•	entering into or growth of non-regulated activities may increase earnings volatility;

•	potential legal proceedings arising from the termination of the proposed acquisition of the Company by Hydro One;
External Mandates Risk

•	changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs and our compliance with these matters;

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

AVISTA CORPORATION

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
Available Information
Our website address is www.myavista.com. We make annual, quarterly and current reports available on our website as soon as practicable after electronically filing these reports with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Except for SEC filings or portions thereof that are specifically referred to in this report, information contained on these websites is not part of this report.

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands, except per share amounts
(Unaudited)

	2019	2018
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$393,241	$408,356
Alternative revenue programs	(4,658)	(5,939)
Total utility revenues	388,583	402,417
Non-utility revenues	7,898	6,944
Total operating revenues	396,481	409,361
Operating Expenses:
Utility operating expenses:
Resource costs	137,347	154,618
Other operating expenses	83,978	77,298
Merger transaction costs	19,664	672
Depreciation and amortization	48,914	44,733
Taxes other than income taxes	31,943	30,829
Non-utility operating expenses:
Other operating expenses	7,355	6,824
Depreciation and amortization	209	181
Total operating expenses	329,410	315,155
Income from operations	67,071	94,206
Interest expense	25,651	24,776
Interest expense to affiliated trusts	357	253
Capitalized interest	(928)	(968)
Merger termination fee	(103,000)	—
Other expense (income)-net	(907)	4,479
Income before income taxes	145,898	65,666
Income tax expense	30,017	10,710
Net income	115,881	54,956
Net income attributable to noncontrolling interests	(87)	(66)
Net income attributable to Avista Corp. shareholders	$115,794	$54,890
Weighted-average common shares outstanding (thousands), basic	65,733	65,639
Weighted-average common shares outstanding (thousands), diluted	65,941	65,931

Earnings per common share attributable to Avista Corp. shareholders:
Basic	$1.76	$0.84
Diluted	$1.76	$0.83
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2019	2018
Net income	$115,881	$54,956
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $43 and $55 respectively	160	204
Total other comprehensive income	160	204
Comprehensive income	116,041	55,160
Comprehensive income attributable to noncontrolling interests	(87)	(66)
Comprehensive income attributable to Avista Corporation shareholders	$115,954	$55,094

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	March 31,	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$14,861	$14,656
Accounts and notes receivable-less allowances of $6,395 and $5,233, respectively	170,200	165,824
Materials and supplies, fuel stock and stored natural gas	61,354	63,881
Regulatory assets	41,566	48,552
Other current assets	60,948	54,010
Assets held for sale	15,874	—
Total current assets	364,803	346,923
Net utility property	4,626,054	4,648,930
Goodwill	52,426	57,672
Non-current regulatory assets	605,497	614,354
Other property and investments-net and other non-current assets	241,203	114,697
Total assets	$5,889,983	$5,782,576
Liabilities and Equity:
Current Liabilities:
Accounts payable	$109,922	$108,372
Current portion of long-term debt and capital leases	104,989	107,645
Short-term borrowings	119,000	190,000
Regulatory liabilities	55,464	113,209
Other current liabilities	175,454	120,358
Liabilities held for sale	1,813	—
Total current liabilities	566,642	639,584
Long-term debt and capital leases	1,701,207	1,755,529
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	218,456	222,537
Deferred income taxes	501,928	487,602
Non-current regulatory liabilities	786,233	780,701
Other non-current liabilities and deferred credits	195,748	71,031
Total liabilities	4,021,761	4,008,531
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 65,749,932 and 65,688,356 shares issued and outstanding, respectively	1,140,242	1,136,491
Accumulated other comprehensive loss	(7,706)	(7,866)
Retained earnings	734,774	644,595
Total Avista Corporation shareholders’ equity	1,867,310	1,773,220
Noncontrolling Interests	912	825
Total equity	1,868,222	1,774,045
Total liabilities and equity	$5,889,983	$5,782,576
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2019	2018
Operating Activities:
Net income	$115,881	$54,956
Non-cash items included in net income:
Depreciation and amortization	49,123	45,823
Deferred income tax provision and investment tax credits	8,883	(5,049)
Power and natural gas cost amortizations (deferrals), net	(48,084)	72
Amortization of debt expense	669	815
Amortization of investment in exchange power	613	613
Stock-based compensation expense	4,845	1,963
Equity-related AFUDC	(1,485)	(1,392)
Pension and other postretirement benefit expense	9,084	8,170
Other regulatory assets and liabilities and deferred debits and credits	1,016	2,127
Change in decoupling regulatory deferral	4,471	5,703
Other	(1,943)	3,778
Contributions to defined benefit pension plan	(7,300)	(7,300)
Changes in certain current assets and liabilities:
Accounts and notes receivable	(9,787)	15,963
Materials and supplies, fuel stock and stored natural gas	(394)	8,815
Collateral posted for derivative instruments	3,432	18,382
Other current assets	1,705	(473)
Accounts payable	16,697	(21,997)
Income taxes payable	19,360	15,432
Other current liabilities	30,095	38,374
Net cash provided by operating activities	196,881	184,775

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(93,615)	(81,817)
Issuance of notes receivable at subsidiaries	(200)	(1,000)
Repayments of notes receivable at subsidiaries	261	—
Equity and property investments made by subsidiaries	(3,504)	(3,671)
Distributions received from investments	149	—
Other	(755)	(866)
Net cash used in investing activities	(97,664)	(87,354)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2019	2018
Financing Activities:
Net decrease in short-term borrowings	$(71,000)	$(55,398)
Maturity of long-term debt and capital leases	(665)	(3,037)
Issuance of common stock, net of issuance costs	190	232
Cash dividends paid	(25,615)	(24,634)
Other	(896)	(4,483)
Net cash used in financing activities	(97,986)	(87,320)

Net increase in cash and cash equivalents, including cash classified within current assets held for sale	1,231	10,101
Less: Net increase in cash and cash equivalents classified within current assets held for sale (see Note 18 of Notes to Condensed Consolidated Financial Statements)	1,026	—
Net increase in cash and cash equivalents	205	10,101

Cash and cash equivalents at beginning of period	14,656	16,172

Cash and cash equivalents at end of period	$14,861	$26,273
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2019	2018
Common Stock, Shares:
Shares outstanding at beginning of period	65,688,356	65,494,333
Shares issued	61,576	174,144
Shares outstanding at end of period	65,749,932	65,668,477
Common Stock, Amount:
Balance at beginning of period	$1,136,491	$1,133,448
Equity compensation expense	4,452	1,798
Issuance of common stock, net of issuance costs	190	232
Payment of minimum tax withholdings for share-based payment awards	(891)	(3,929)
Balance at end of period	1,140,242	1,131,549
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(7,866)	(8,090)
Other comprehensive income	160	204
Reclassification of excess income tax benefits	—	(1,742)
Balance at end of period	(7,706)	(9,628)
Retained Earnings:
Balance at beginning of period	644,595	604,470
Net income attributable to Avista Corporation shareholders	115,794	54,890
Cash dividends paid on common stock	(25,615)	(24,634)
Reclassification of excess income tax benefits	—	1,742
Balance at end of period	734,774	636,468
Total Avista Corporation shareholders’ equity	1,867,310	1,758,389
Noncontrolling Interests:
Balance at beginning of period	825	656
Net income attributable to noncontrolling interests	87	66
Cash dividends paid to subsidiary noncontrolling interests	—	(540)
Balance at end of period	912	182
Total equity	$1,868,222	$1,758,571
Dividends declared per common share	$0.3875	$0.3725
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended March 31, 2019 and March 31, 2018 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Avista Corp. is primarily an electric and natural gas utility with certain other business ventures. Avista Utilities is an operating division of Avista Corp., comprising its regulated utility operations in the Pacific Northwest. Avista Utilities provides electric distribution and transmission, and natural gas distribution services in parts of eastern Washington and northern Idaho. Avista Utilities also provides natural gas distribution service in parts of northeastern and southwestern Oregon. Avista Utilities has electric generating facilities in Washington, Idaho, Oregon and Montana. Avista Utilities also supplies electricity to a small number of customers in Montana, most of whom are employees who operate the Company's Noxon Rapids generating facility.
AERC is a wholly-owned subsidiary of Avista Corp. The primary subsidiary of AERC is AEL&P, which comprises Avista Corp.'s regulated utility operations in Alaska.
Avista Capital, a wholly owned non-regulated subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC. See Note 16 for business segment information. See Note 18 for discussion of assets held for sale at METALfx, an unregulated subsidiary of the Company.
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

AVISTA CORPORATION

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
Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual if there is a reasonable possibility that a material loss may be incurred. As of March 31, 2019, the Company has not recorded any significant amounts related to unresolved contingencies. See Note 15 for further discussion of the Company's commitments and contingencies.
NOTE 2. NEW ACCOUNTING STANDARDS
ASU No. 2016-02, "Leases (Topic 842)"
ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842"
ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements"
On January 1, 2019, the Company adopted ASU No. 2016-02, which outlines a model for entities to use in accounting for leases and supersedes previous lease accounting guidance, as well as several practical expedients in ASU Nos. 2018-01 and 2018-11.
The Company adopted ASU No. 2016-02 utilizing a modified retrospective adoption method with the "package of three" and hindsight practical expedients offered by the standard. The "package of three" provides for an entity to not reassess at adoption whether any expired or existing contracts are deemed, for accounting purposes, to be or contain leases, the classification of any expired or existing leases, and any initial direct costs for any existing leases. As a result, the Company did not apply the new guidance to existing contracts that are or contain leases, and did not reassess the classification of those leases. The Company used the benefit of hindsight in determining both term and impairments associated with any existing leases. Use of this practical expedient has resulted in lease terms that best represent management's expectations with respect to use of the underlying asset but did not result in recognition of any impairment.
The Company elected to adopt ASU No. 2018-01, which allows an entity to exclude from application of Topic 842 all easements executed prior to January 1, 2019. In addition, the Company elected to adopt the "comparatives under 840" practical expedient offered in ASU No. 2018-11, which allows an entity to apply the new lease standard at the adoption date, recognizing any necessary cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and presenting comparative periods in the financial statements under ASC 840 (previous lease accounting guidance). Adoption of the standard did not result in a cumulative effect adjustment within the Company's financial statements.
As allowed by ASU No. 2016-02, the Company elected not to apply the requirements of the standard to short-term leases, those leases with an initial term of 12 months or less. These leases are not recorded on the balance sheet and are immaterial to the financial statements.
Adoption of the standard impacted the Company's Condensed Consolidated Balance Sheet through recognition of right-of-use (ROU) assets and lease liabilities for the Company's operating leases. Accounting for finance leases (formerly capital leases) remained substantially unchanged, except the Company reclassified the amounts as of December 31, 2018 to conform to the presentation of operating leases as of March 31, 2019. See Note 5 for further information on the Company's leases.
ASU No. 2018-02 “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”
In February 2018, the FASB issued ASU No. 2018-02, which amended the guidance for reporting comprehensive income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the TCJA in December 2017. This ASU became effective for periods beginning after December

AVISTA CORPORATION

15, 2018 and early adoption was permitted. Upon adoption, the requirements of this ASU must be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company early adopted this standard effective January 1, 2018 and elected to apply the guidance during the period of adoption rather than apply the standard retrospectively. As a result, the Company reclassified $1.7 million in tax benefits from accumulated other comprehensive loss to retained earnings during the three months ended March 31, 2018.
ASU 2018-13 " Fair Value Measurement (Topic 820)"
In August 2018, the FASB issued ASU No. 2018-13, which amends the fair value measurement disclosure requirements of ASC 820. The requirements of this ASU include additional disclosure regarding the range and weighted average used to develop significant unobservable inputs for Level 3 fair value estimates and the elimination of certain other previously required disclosures, such as the narrative description of the valuation process for Level 3 fair value measurements. This ASU is effective for periods beginning after December 15, 2019 and early adoption is permitted. Entities have the option to early adopt the eliminated or modified disclosure requirements and delay the adoption of all the new disclosure requirements until the effective date of the ASU. The Company is in the process of evaluating this standard; however, it has determined that it will not early adopt any portion of this standard as of March 31, 2019.
ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)"
In August 2018, the FASB issued ASU No. 2018-14, which amends ASC 715 to add, remove and/or clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. The additional disclosure requirements are primarily narrative discussion of significant changes in the benefit obligations and plan assets. The removed disclosures are primarily information about accumulated other comprehensive income expected to be recognized over the next year and the effects of changes associated with assumed health care costs. This ASU is effective for periods beginning after December 15, 2021 and early adoption is permitted. The Company is in the process of evaluating this standard; however, it has determined that it will not early adopt this standard as of March 31, 2019.
NOTE 3. BALANCE SHEET COMPONENTS
Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Materials and supplies	$47,705	$47,403
Fuel stock	4,930	4,869
Stored natural gas	8,719	11,609
Total	$61,354	$63,881
Other Current Assets
Other current assets consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$37,347	$26,809
Prepayments	16,647	17,536
Other	6,954	9,665
Total	$60,948	$54,010

AVISTA CORPORATION

Net Utility Property
Net utility property consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Utility plant in service	$6,202,942	$6,209,968
Construction work in progress	165,725	160,598
Total	6,368,667	6,370,566
Less: Accumulated depreciation and amortization	1,742,613	1,721,636
Total net utility property	$4,626,054	$4,648,930
Other Property and Investments-Net and Other Non-Current Assets
Other property and investments-net and other non-current assets consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Operating lease ROU assets	$70,834	$—
Finance lease ROU assets	53,711	—
Non-utility property	29,557	31,355
Equity investments	32,967	29,257
Investment in affiliated trust	11,547	11,547
Notes receivable	11,161	11,073
Deferred compensation assets	8,675	8,400
Other	22,751	23,065
Total	$241,203	$114,697
Other Current Liabilities
Other current liabilities consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Accrued taxes other than income taxes	$49,206	$36,858
Income taxes payable	20,368	141
Employee paid time off accruals	21,813	20,992
Accrued interest	30,315	16,704
Current portion of pensions and other postretirement benefits	9,503	9,151
Operating lease liabilities	4,120	—
Finance lease liabilities	2,695	—
Utility energy commodity derivative liabilities	4,035	3,908
Other current liabilities	33,399	32,604
Total other current liabilities	$175,454	$120,358

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits
Other non-current liabilities and deferred credits consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Operating lease liabilities	$67,635	$—
Finance lease liabilities	53,850	—
Deferred investment tax credits	31,383	29,725
Asset retirement obligations	18,455	18,266
Derivative liabilities	10,861	10,300
Other	13,564	12,740
Total	$195,748	$71,031
Regulatory Assets and Liabilities
Regulatory assets and liabilities consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$28,159	$11,862	$41,428	$16,866
Decoupling surcharge	6,782	8,395	3,408	17,501
Pension and other postretirement benefit plans	—	224,805	—	228,062
Interest rate swaps	—	138,327	—	133,854
Deferred income taxes	—	93,646	—	91,188
Settlement with Coeur d'Alene Tribe	—	42,316	—	42,643
Demand side management programs	—	15,064	—	19,674
Utility plant to be abandoned	—	24,477	—	24,334
Other regulatory assets	6,625	46,605	3,716	40,232
Total regulatory assets	$41,566	$605,497	$48,552	$614,354

Regulatory Liabilities
Income tax related liabilities	$29,401	$421,216	$27,997	$425,613
Deferred natural gas costs	1,253	—	40,713	—
Deferral power costs	12,555	26,106	25,072	16,933
Decoupling rebate	1,061	4,664	6,782	204
Utility plant retirement costs	—	300,373	—	297,379
Interest rate swaps	—	20,396	—	28,078
Other regulatory liabilities	11,194	13,478	12,645	12,494
Total regulatory liabilities	$55,464	$786,233	$113,209	$780,701
NOTE 4. REVENUE
ASC 606 defines the core principle of the revenue recognition model is that an entity should identify the various performance obligations in a contract, allocate the transaction price among the performance obligations and recognize revenue when (or as) the entity satisfies each performance obligation.

AVISTA CORPORATION

Utility Revenues
Revenue from Contracts with Customers
General
The majority of Avista Corp.’s revenue is from rate-regulated sales of electricity and natural gas to retail customers, which has two performance obligations, (1) having service available for a specified period (typically a month at a time) and (2) the delivery of energy to customers. The total energy price generally has a fixed component (basic charge) related to having service available and a usage-based component, related to the delivery and consumption of energy. The commodity is sold and/or delivered to and consumed by the customer simultaneously, and the provisions of the relevant utility commission authorization determine the charges the Company may bill the customer. Given that all revenue recognition criteria are met upon the delivery of energy to customers, revenue is recognized immediately at that time.
Revenues from contracts with customers are presented in the Condensed Consolidated Statements of Income in the line item "Utility revenues, exclusive of alternative revenue programs."
Non-Derivative Wholesale Contracts
The Company has certain wholesale contracts which are not accounted for as derivatives and, accordingly, are within the scope of ASC 606 and considered revenue from contracts with customers. Revenue is recognized as energy is delivered to the customer or the service is available for a specified period of time, consistent with the discussion of rate-regulated sales above.
Alternative Revenue Programs (Decoupling)
ASC 606 retained existing GAAP associated with alternative revenue programs, which specified that alternative revenue programs are contracts between an entity and a regulator of utilities, not a contract between an entity and a customer. GAAP requires that an entity present revenue arising from alternative revenue programs separately from revenues arising from contracts with customers on the face of the Condensed Consolidated Statements of Income. The Company's decoupling mechanisms (also known as a FCA in Idaho) qualify as alternative revenue programs. Decoupling revenue deferrals are recognized in the Condensed Consolidated Statements of Income during the period they occur (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage), subject to certain limitations, and a regulatory asset or liability is established that will be surcharged or rebated to customers in future periods. GAAP requires that for any alternative revenue program, like decoupling, the revenue must be expected to be collected from customers within 24 months of the deferral to qualify for recognition in the current period Condensed Consolidated Statement of Income. Any amounts included in the Company's decoupling program that are not expected to be collected from customers within 24 months are not recorded in the financial statements until the period in which revenue recognition criteria are met. The amounts expected to be collected from customers within 24 months represents an estimate that must be made by the Company on an ongoing basis due to it being based on the volumes of electric and natural gas sold to customers on a go-forward basis.
Derivative Revenue
Most wholesale electric and natural gas transactions (including both physical and financial transactions), and the sale of fuel are considered derivatives, which are specifically scoped out of ASC 606. As such, these revenues are disclosed separately from revenue from contracts with customers. Revenue is recognized for these items upon the settlement/expiration of the derivative contract. Derivative revenue includes those transactions that are entered into and settled within the same month.
Other Utility Revenue
Other utility revenue includes rent, revenues from the lineman training school, sales of materials, late fees and other charges that do not represent contracts with customers. Other utility revenue also includes the provision for earnings sharing and the deferral and amortization of refunds to customers associated with the TCJA. This revenue is scoped out of ASC 606, as this revenue does not represent items where a customer is a party that has contracted with the Company to obtain goods or services that are an output of the Company’s ordinary activities in exchange for consideration. As such, these revenues are presented separately from revenue from contracts with customers.
Other Considerations for Utility Revenues
Gross Versus Net Presentation
Revenues and resource costs from Avista Utilities’ settled energy contracts that are “booked out” (not physically delivered) are reported on a net basis as part of derivative revenues.
Utility-related taxes collected from customers (primarily state excise taxes and city utility taxes) are taxes that are imposed on Avista Utilities as opposed to being imposed on its customers; therefore, Avista Utilities is the taxpayer and records these

AVISTA CORPORATION

transactions on a gross basis in revenue from contracts with customers and operating expense (taxes other than income taxes). The utility-related taxes collected from customers at AEL&P are imposed on the customers rather than AEL&P; therefore, the customers are the taxpayers and AEL&P is acting as their agent. As such, these transactions at AEL&P are presented on a net basis within revenue from contracts with customers.
Utility-related taxes that were included in revenue from contracts with customers were as follows for the three months ended March 31 (dollars in thousands):

	2019	2018
Utility-related taxes	$19,089	$19,167
Non-Utility Revenues
Revenue from Contracts with Customers
Non-utility revenues from contracts with customers are primarily derived from the operations of METALfx. The contracts associated with METALfx have one performance obligation, the delivery of a product, and revenues are recognized when the risk of loss transfers to the customer, which occurs when products are shipped.
Significant Judgments and Unsatisfied Performance Obligations
The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).
The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year and depending on the timing of the customer payments, it can result in an immaterial amount of deferred revenue or a receivable from the customer. As of March 31, 2019, the Company estimates it had unsatisfied capacity performance obligations of $9.1 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.
Disaggregation of Total Operating Revenue
The following table disaggregates total operating revenue by segment and source for the three months ended March 31 (dollars in thousands):

	2019	2018
Avista Utilities
Revenue from contracts with customers	$354,301	$354,162
Derivative revenues	24,127	58,392
Alternative revenue programs	(4,658)	(5,939)
Deferrals and amortizations for rate refunds to customers	2,135	(19,822)
Other utility revenues	1,797	1,961
Total Avista Utilities	377,702	388,754
AEL&P
Revenue from contracts with customers	10,736	14,650
Deferrals and amortizations for rate refunds to customers	(48)	(1,122)
Other utility revenues	193	135
Total AEL&P	10,881	13,663
Other
Revenue from contracts with customers	7,647	6,729
Other revenues	251	215
Total other	7,898	6,944
Total operating revenues	$396,481	$409,361

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service
The following table disaggregates revenue from contracts with customers associated with the Company's utility operations for the three months ended March 31 (dollars in thousands):

	2019			2018
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Residential	$115,392	$5,852	$121,244	$114,753	$6,538	$121,291
Commercial and governmental	79,245	4,821	84,066	78,909	8,044	86,953
Industrial	25,248	—	25,248	25,119	—	25,119
Public street and highway lighting	1,903	63	1,966	1,859	68	1,927
Total retail revenue	221,788	10,736	232,524	220,640	14,650	235,290
Transmission	5,152	—	5,152	3,830	—	3,830
Other revenue from contracts with customers	8,194	—	8,194	6,291	—	6,291
Total electric revenue from contracts with customers	$235,134	$10,736	$245,870	$230,761	$14,650	$245,411

NATURAL GAS OPERATIONS
Residential	$77,336	$—	$77,336	$80,653	$—	$80,653
Commercial	36,595	—	36,595	37,373	—	37,373
Industrial and interruptible	1,627	—	1,627	1,683	—	1,683
Total retail revenue	115,558	—	115,558	119,709	—	119,709
Transportation	2,484	—	2,484	2,567	—	2,567
Other revenue from contracts with customers	1,125	—	1,125	1,125	—	1,125
Total natural gas revenue from contracts with customers	$119,167	$—	$119,167	$123,401	$—	$123,401
NOTE 5. LEASES
ASC 842, which outlines a model for entities to use in accounting for leases and supersedes previous lease accounting guidance, became effective on January 1, 2019. The core principle of the model is that an entity should recognize the ROU assets and liabilities that arise from leases on the balance sheet and depreciate or amortize the asset and liability over the term of the lease, as well as provide disclosure to enable users of the condensed consolidated financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
Significant Judgments and Assumptions
The Company determines if an arrangement is a lease, as well as its classification, at its inception.
ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and lease liabilities are recognized at the commencement date of the agreement based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The implicit rate is used when it is readily determinable. The operating and finance lease ROU assets also include any lease payments made and exclude lease incentives, if any, that accrue to the benefit of the lessee.
Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Any difference between lease expense and cash paid for leased assets is recognized as a regulatory asset or regulatory liability.
Description of Leases
The Company has operating leases for land associated with its utility operations, as well as communication sites which support network and radio communications within its service territory. The Company's leases have remaining terms of 1 to 74 years.

AVISTA CORPORATION

Most of the Company's leases include options to extend the lease term for periods of 5 to 50 years. Exercise of these options is at the Company's discretion.
The Company has an operating lease with the state of Montana associated with submerged land around the Company's hydroelectric facilities in the Clark Fork River basin, which expires in 2046. The terms of this lease are subject to renegotiation, depending on the outcome of ongoing litigation between Montana and NorthWestern Energy. In addition, the state of Montana and Avista Corp. are engaged in litigation regarding the lease terms. As such, amounts recorded for this lease are uncertain and amounts may change in the future depending on the outcome of the ongoing litigation.
Through its wholly-owned subsidiary, AEL&P, the Company has a PPA which is treated as a finance lease for accounting purposes related to the Snettisham Hydroelectric Project, which expires in 2034. For ratemaking purposes, this lease is treated as an operating lease with a constant level of annual rental expense (straight line rent expense). Because of this regulatory treatment, any difference between the operating lease expense for ratemaking purposes and the expenses recognized under finance lease treatment (interest and amortization of the finance lease ROU asset) is recorded as a regulatory asset and amortized during the later years of the lease when the finance lease expense is less than the operating lease expense included in base rates. In 2018 and prior years, the total cost associated with the Snettisham PPA was included in resource costs. Due to the adoption of the new lease standard, the amortization of the ROU asset is now included in depreciation and amortization and the interest associated with the lease liability is now included in interest expense on the Condensed Consolidated Statement of Income.
Certain of the Company's lease agreements include rental payments which are periodically adjusted over the term of the agreement based on the consumer price index. The Company's lease agreements do not include any material residual value guarantees or material restrictive covenants.
Avista Corp. does not record leases with a term of 12-months or less in the Condensed Consolidated Balance Sheet. Total short-term lease cost for the three months ended March 31, 2019 is immaterial.
Leases that Have Not Yet Commenced
In March 2019, the Company signed a PPA with Clearway Energy Group (Clearway) to purchase all of the power generated from the Rattlesnake Flat Wind project in Adams County, Washington. The facility has a nameplate capacity of 144 MW and is expected to generate approximately 50 aMW. During negotiations with Clearway, Avista Corp. was involved in the selection of the preferred generation facility type. The PPA is a 20-year agreement with deliveries expected to begin in 2020. The PPA provides Avista Corp. with additional renewable energy, capacity and environmental attributes. Avista Corp. expects to recover the cost of the power purchased through its retail rates. This PPA is considered a lease under ASC 842; however, all of the payments are variable payments based on whether power is generated from the facility. Since all the payments are variable, the Company will not record a lease liability for the agreement, but the expense will be included in resource costs when it becomes operational in 2020.
The components of lease expense were as follows for the three months ended March 31 (dollars in thousands):

2019
Operating lease cost:
Fixed lease cost (Other operating expenses)	$1,103
Variable lease cost (Other operating expenses)	243
Total operating lease cost	$1,346

Finance lease cost:
Amortization of ROU asset (Depreciation and amortization)	$910
Interest on lease liabilities (Interest expense)	699
Total finance lease cost	$1,609

AVISTA CORPORATION

Supplemental cash flow information related to leases was as follows for the three months ended March 31 (dollars in thousands):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows:
Operating lease payments	$4,092
Interest on finance lease	699
Total operating cash outflows	$4,791

Finance cash outflows:
Principal payments on finance lease	$665
Supplemental balance sheet information related to leases was as follows for March 31, 2019 (dollars in thousands):

March 31,
2019
Operating Leases
Operating lease ROU assets (Other property and investments-net and other non-current assets)	$70,834

Other current liabilities	$4,120
Other non-current liabilities and deferred credits	67,635
Total operating lease liabilities	$71,755

Finance Leases
Finance lease ROU assets (Other property and investments-net and other non-current assets) (a)	$53,711

Other current liabilities (b)	$2,695
Other non-current liabilities and deferred credits (b)	53,850
Total finance lease liabilities	$56,545

Weighted Average Remaining Lease Term
Operating leases	27.32 years
Finance leases	9.64 years

Weighted Average Discount Rate
Operating leases	3.82%
Finance leases	4.85%

AVISTA CORPORATION

(a)
At December 31, 2018, the finance lease ROU assets were included in "Net utility property" on the Condensed Consolidated Balance Sheet. Due to the adoption of ASC 842 on January 1, 2019, the Company has reclassified these amounts to "Other property and investments-net and other non-current assets" on the Condensed Consolidated Balance Sheet such that their presentation as of March 31, 2019 is consistent with operating leases.

(b)
At December 31, 2018, the finance lease liabilities were included in "Current portion of long-term debt" and "Long-term debt and capital leases" on the Condensed Consolidated Balance Sheet. Due to the adoption of ASC 842 on January 1, 2019, the Company has reclassified these amounts to "Other current liabilities" and "Other non-current liabilities and deferred credits" on the Condensed Consolidated Balance Sheet such that their presentation as of March 31, 2019 is consistent with operating leases.

Maturities of lease liabilities (including principal and interest) were as follows as of March 31, 2019 (dollars in thousands):

	Operating Leases	Finance Leases
Remainder 2019	$4,272	$4,091
2020	4,364	5,462
2021	4,367	5,457
2022	4,375	5,460
2023	4,383	5,456
Thereafter	95,923	54,574
Total lease payments	$117,684	$80,500
Less: imputed interest	(45,929)	(23,955)
Total	$71,755	$56,545
Future minimum lease payments (including principal and interest) under Topic 840 as of December 31, 2018 (dollars in thousands):

	Operating Leases	Finance Leases
2019	$4,995	$5,455
2020	4,876	5,462
2021	4,859	5,457
2022	4,782	5,460
2023	4,780	5,456
Thereafter	102,389	54,574
Total lease payments	$126,681	$81,864
Less: imputed interest	—	(24,654)
Total	$126,681	$57,210
NOTE 6. DERIVATIVES AND RISK MANAGEMENT
Energy Commodity Derivatives
Avista Corp. is exposed to market risks relating to changes in electricity and natural gas commodity prices and certain other fuel prices. Market risk is, in general, the risk of fluctuation in the market price of the commodity being traded and is influenced primarily by supply and demand. Market risk includes the fluctuation in the market price of associated derivative commodity instruments. Avista Corp. utilizes derivative instruments, such as forwards, futures, swap derivatives and options, in order to manage the various risks relating to these commodity price exposures. Avista Corp. has an energy resources risk policy and control procedures to manage these risks.
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

AVISTA CORPORATION

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
The following table presents the underlying energy commodity derivative volumes as of March 31, 2019 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2019	30	596	4,640	81,438	109	2,280	669	35,913
2020	—	—	1,138	53,388	123	959	1,430	16,378
2021	—	—	—	15,290	—	246	1,049	4,100
2022	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—

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
The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Number of contracts	22	31
Notional amount (in United States dollars)	$6,681	$4,018
Notional amount (in Canadian dollars)	8,917	5,386
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
The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
March 31, 2019	6	$70,000	2019
	6	60,000	2020
	2	25,000	2021
	8	90,000	2022
December 31, 2018	6	$70,000	2019
	6	60,000	2020
	2	25,000	2021
	7	80,000	2022
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
Summary of Outstanding Derivative Instruments
The amounts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2019 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$15	$(15)	$—	$—
Interest rate swap derivatives
Other current assets	2,587	(530)	—	2,057
Other property and investments-net and other non-current assets	2,503	(1,754)	—	749
Other current liabilities	—	(524)	—	(524)
Other non-current liabilities and deferred credits	—	(12,402)	2,860	(9,542)
Energy commodity derivatives
Other current assets	262	(12)	—	250
Other current liabilities	26,875	(55,284)	24,374	(4,035)
Other non-current liabilities and deferred credits	4,349	(16,211)	10,543	(1,319)
Total derivative instruments recorded on the balance sheet	$36,591	$(86,732)	$37,777	$(12,364)
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2018 (in thousands):

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

AVISTA CORPORATION

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Energy commodity derivatives
Cash collateral posted	$72,264	$78,025
Letters of credit outstanding	56,100	6,500
Balance sheet offsetting (cash collateral against net derivative positions)	34,917	51,217

Interest rate swap derivatives
Cash collateral posted	2,860	530
Balance sheet offsetting (cash collateral against net derivative positions)	2,860	530
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
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$1,406	$2,193
Additional collateral to post	1,415	2,193

Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	15,210	7,831
Additional collateral to post	10,064	6,579
NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
Avista Utilities
Avista Utilities’ maintained the same pension and other postretirement plans during the three months ended March 31, 2019 as those described as of December 31, 2018. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $7.3 million in cash to the pension plan for the three months ended March 31, 2019 and it expects to contribute a total of $22.0 million in 2019.
The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Service cost (a)	$4,874	$5,450	$772	$804
Interest cost	7,138	6,466	1,372	1,197
Expected return on plan assets	(7,815)	(8,250)	(718)	(500)
Amortization of prior service cost	75	75	(275)	(815)
Net loss recognition	2,415	2,088	1,246	1,655
Net periodic benefit cost	$6,687	$5,829	$2,397	$2,341

AVISTA CORPORATION

(a)
Total service costs in the table above are recorded to the same accounts as labor expense. Labor and benefits expense is recorded to various projects based on whether the work is a capital project or an operating expense. Approximately 40 percent of all labor and benefits is capitalized to utility property and 60 percent is expensed to utility other operating expenses.

NOTE 8. INCOME TAXES
The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three months ended March 31 (dollars in thousands):

	2019		2018
Federal income taxes at statutory rates	$30,639	21.0%	$13,790	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(2,080)	(1.4)	(1,018)	(1.6)
State income tax expense	1,659	1.1	964	1.5
Acquisition costs	(1,824)	(1.2)	46	0.1
Settlement of equity awards	612	0.4	(990)	(1.5)
Other	1,011	0.7	(2,082)	(3.2)
Total income tax expense	$30,017	20.6%	$10,710	16.3%
NOTE 9. COMMITTED LINES OF CREDIT
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
Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Balance outstanding at end of period (1)	$119,000	$190,000
Letters of credit outstanding at end of period	$60,103	$10,503
Average interest rate at end of period	3.31%	3.18%

(1)	As of March 31, 2019 and December 31, 2018, the balance outstanding was classified as short-term borrowings on the Condensed Consolidated Balance Sheet.
AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of March 31, 2019 and December 31, 2018, there were no borrowings or letters of credit outstanding under this committed line of credit. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.
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

AVISTA CORPORATION

The distribution rates paid were as follows during the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31,	December 31,
	2019	2018
Low distribution rate	3.50%	2.36%
High distribution rate	3.61%	3.61%
Distribution rate at the end of the period	3.50%	3.61%
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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,053,500	$1,155,199	$1,053,500	$1,142,292
Long-term debt (Level 3)	767,000	734,742	767,000	734,742
Snettisham finance lease obligation (Level 3)	56,545	56,900	57,210	55,600
Long-term debt to affiliated trusts (Level 3)	51,547	38,145	51,547	38,145
These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 74.00 to 121.59, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on March 31, 2019.
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
March 31, 2019
Assets:
Energy commodity derivatives	$—	$31,363	$—	$(31,113)	$250
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	123	(123)	—
Foreign currency exchange derivatives	—	15	—	(15)	—
Interest rate swap derivatives	—	5,090	—	(2,284)	2,806
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,758	—	—	—	1,758
Equity securities (2)	6,456	—	—	—	6,456
Total	$8,214	$36,468	$123	$(33,535)	$11,270
Liabilities:
Energy commodity derivatives	$—	$68,668	$—	$(66,030)	$2,638
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	2,227	(123)	2,104
Power exchange agreement	—	—	612	—	612
Foreign currency exchange derivatives	—	15	—	(15)	—
Interest rate swap derivatives	—	15,210	—	(5,144)	10,066
Total	$—	$83,893	$2,839	$(71,312)	$15,420

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2018
Assets:
Energy commodity derivatives	$—	$36,252	$—	$(35,982)	$270
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	31	(31)	—
Interest rate swap derivatives	—	10,566	—	(440)	10,126
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,745	—	—	—	1,745
Equity securities (2)	6,157	—	—	—	6,157
Total	$7,902	$46,818	$31	$(36,453)	$18,298
Liabilities:
Energy commodity derivatives	$—	$89,283	$—	$(87,199)	$2,084
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	2,805	(31)	2,774
Power exchange agreement	—	—	2,488	—	2,488
Power option agreement	—	—	1	—	1
Foreign currency exchange derivatives	—	45	—	—	45
Interest rate swap derivatives	—	7,831	—	(970)	6,861
Total	$—	$97,159	$5,294	$(88,200)	$14,253

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

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.5 million as of March 31, 2019 and December 31, 2018.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of March 31, 2019 (dollars in thousands):

Fair Value (Net) at
	March 31, 2019	Valuation Technique	Unobservable Input	Range
Power exchange agreement	$(612)	Surrogate facility pricing	O&M charges	$40.05-$52.59/MWh (1)
			Transaction volumes	28,860 MWhs
Natural gas exchange agreement	$(2,104)	Internally derived weighted average cost of gas	Forward purchase prices	$1.70 - $2.98/mmBTU

			Forward sales prices	$1.63 - $4.11/mmBTU
			Purchase volumes	270,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs
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
The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Three months ended March 31, 2019:
Balance as of January 1, 2019	$(2,774)	$(2,488)	$(5,262)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	8,977	(1,018)	7,959
Settlements	(8,307)	2,894	(5,413)
Ending balance as of March 31, 2019 (2)	$(2,104)	$(612)	$(2,716)

AVISTA CORPORATION

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Three months ended March 31, 2018:
Balance as of January 1, 2018	$(3,164)	$(13,245)	$(16,409)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	203	(1,877)	(1,674)
Settlements	156	4,959	5,115
Ending balance as of March 31, 2018 (2)	$(2,805)	$(10,163)	$(12,968)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 12. COMMON STOCK
The Company has entered into four separate sales agency agreements under which the sales agents may offer and sell new shares of the Company’s common stock from time to time. No shares were issued under these agreements during the three months ended March 31, 2019. These agreements provide for the offering of a maximum of approximately 3.8 million shares, of which approximately 1.1 million remain unissued as of March 31, 2019. Subject to the satisfaction of customary conditions, the Company has the right to increase the maximum number of shares that may be offered under these agreements.
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $2,048 and $2,091, respectively	$7,706	$7,866
The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three months ended March 31 (dollars in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	2019	2018	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$(200)	$(228)	(a)
Amortization of net loss	3,661	2,995	(a)
Adjustment due to effects of regulation	(3,258)	(2,508)	(a)
	203	259	Total before tax
	(43)	(55)	Tax expense
	$160	$204	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 7 for additional details).

AVISTA CORPORATION

NOTE 14. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three months ended March 31 (in thousands, except per share amounts):

	2019	2018
Numerator:
Net income attributable to Avista Corp. shareholders	$115,794	$54,890
Denominator:
Weighted-average number of common shares outstanding-basic	65,733	65,639
Effect of dilutive securities:
Performance and restricted stock awards	208	292
Weighted-average number of common shares outstanding-diluted	65,941	65,931
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$1.76	$0.84
Diluted	$1.76	$0.83
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
Legal Proceedings Related to the Terminated Acquisition by Hydro One
See Note 17 for information regarding the termination of the proposed acquisition of the Company by Hydro One.
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
The complaint generally alleged that the members of the Board of Directors of Avista Corp. breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process and agreeing to the acquisition at a price that allegedly undervalued Avista Corporation, and that Hydro One Limited, Olympus Holding Corp., and Olympus Corp. aided and abetted those purported breaches of duty. The complaint sought various remedies, including monetary damages, attorneys’ fees and expenses. Subsequent to the termination of the proposed acquisition in January 2019, the complaint was voluntarily dismissed by the plaintiffs.

AVISTA CORPORATION

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
On August 7, 2018, the Court of Appeals issued a "Published Opinion" (Opinion) which concluded that the WUTC's use of an attrition allowance to calculate Avista Corp.'s rate base violated Washington law. In the Opinion, the Court stated that because the projected additions to rate base in the future were not "used and useful" for service at the time the request for the rate increase was made, they may not lawfully be included in the Company's rate base to justify a rate increase. Accordingly, the Court concluded that the WUTC erred in including an attrition allowance in the calculation of Avista Corp.’s electric and natural gas rate base. The Court noted, however, that the law does not prohibit an attrition allowance in the calculation, for ratemaking purposes, of recoverable operating and maintenance expense. Since the WUTC order provided one lump sum attrition allowance without distinguishing what portion was for rate base and which was for operating and maintenance expenses or other considerations, the Court struck all portions of the attrition allowance attributable to Avista Corp.'s rate base and reversed and remanded the case for the WUTC to recalculate Avista Corp.’s rates without including an attrition allowance in the calculation of rate base. On October 1, 2018, the Court of Appeals terminated its review of this case, remanding it back to the Thurston County Superior Court. On April 17, 2019, the Thurston County Superior Court issued a Remand Order, granting a Joint Motion of Avista Corp., PC and the WUTC to remand the case back to the WUTC. A pre-hearing conference which will set forth the procedural schedule will be held on May 17, 2019.
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
Other Contingencies
In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes that any ultimate liability arising from these actions will not have a material impact on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant. See "Note 20 of the Notes to Consolidated Financial Statements" in the 2018 Form 10-K for additional discussion regarding other contingencies.
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

AVISTA CORPORATION

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
The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2019:
Operating revenues	$377,702	$10,881	$388,583	$7,898	$—	$396,481
Resource costs	138,712	(1,365)	137,347	—	—	137,347
Other operating expenses (2)	100,583	3,059	103,642	7,355	—	110,997
Depreciation and amortization	46,507	2,407	48,914	209	—	49,123
Income from operations	60,224	6,513	66,737	334	—	67,071
Interest expense (3)	24,264	1,596	25,860	588	(440)	26,008
Income taxes	28,544	1,363	29,907	110	—	30,017
Net income attributable to Avista Corp. shareholders	111,901	3,552	115,453	341	—	115,794
Capital expenditures (4)	92,309	1,306	93,615	162	—	93,777
For the three months ended March 31, 2018:
Operating revenues	$388,754	$13,663	$402,417	$6,944	$—	$409,361
Resource costs	151,665	2,953	154,618	—	—	154,618
Other operating expenses (2)	75,139	2,831	77,970	6,824	—	84,794
Depreciation and amortization	43,267	1,466	44,733	181	—	44,914
Income (loss) from operations	88,145	6,122	94,267	(61)	—	94,206
Interest expense (3)	23,965	894	24,859	335	(165)	25,029
Income taxes	10,417	1,464	11,881	(1,171)	—	10,710
Net income (loss) attributable to Avista Corp. shareholders	55,540	3,772	59,312	(4,422)	—	54,890
Capital expenditures (4)	81,176	641	81,817	214	—	82,031
Total Assets:
As of March 31, 2019: (5)	$5,524,962	$275,488	$5,800,450	$107,398	$(17,865)	$5,889,983
As of December 31, 2018:	$5,458,104	$272,950	$5,731,054	$87,050	$(35,528)	$5,782,576

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.

(2)
Other operating expenses for Avista Utilities for the three months ended March 31, 2019 include merger transaction costs of $19.7 million, which are separately disclosed on the Condensed Consolidated Statements of Income. The three months ended March 31, 2018 include merger transaction costs of $0.7 million, which are also separately disclosed.

(3)	Including interest expense to affiliated trusts.

(4)	The capital expenditures for the other businesses are included in other investing activities on the Condensed Consolidated Statements of Cash Flows.

(5)	The total assets for Other as of March 31, 2019 includes $15.9 million in assets held for sale related to the sale of METALfx. See Note 18 for further discussion.
NOTE 17. TERMINATION OF PROPOSED ACQUISITION BY HYDRO ONE
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

AVISTA CORPORATION

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
Termination of the Merger Agreement
On January 23, 2019, Avista Corp., Hydro One and certain subsidiaries thereof, entered into a Termination Agreement indicating their mutual agreement to terminate the Merger Agreement, effective immediately. Pursuant to the terms of the Termination Agreement, Hydro One paid Avista Corp. a $103 million termination fee on January 24, 2019. The termination fee was used for reimbursing the Company's transaction costs incurred from 2017 to 2019. The balance of the termination fee remaining after payment of 2019 transaction costs and applicable income taxes was used for general corporate purposes and reduced the Company's need for external financing. The 2019 costs totaled $19.7 million pre-tax and included financial advisers' fees, legal fees, consulting fees and employee time.
Other Information Related to the Terminated Acquisition
Due to the termination of the acquisition, all the financial commitments that were included in the various settlement agreements with the commissions for the proposed acquisition will not be required to be performed or observed.
The Company incurred significant transaction costs consisting primarily of consulting, banking fees, legal fees and employee time, and these costs are not being passed through to customers. When the Company was assuming the transaction was going to be completed, a significant portion of these costs were not deductible for income tax purposes. Now that the transaction has been terminated, the Company expects more of the previously incurred transaction costs to be deductible so it expects additional tax benefits from these costs in 2019.
See Note 15 for discussion of shareholder lawsuits filed against the Company, the Company’s directors, Hydro One, Olympus Holding Corp., and Olympus Corp. in relation to the Merger Agreement and the proposed acquisition.

AVISTA CORPORATION

NOTE 18. ASSETS HELD FOR SALE
In April 2019, Bay Area Manufacturing, Inc., a non-regulated subsidiary of Avista Corp., entered into a definitive agreement to sell its interest in METALfx to an independent third party. The transaction is a stock sale for a total cash purchase price of $17.5 million plus cash on-hand, subject to customary closing adjustments. The transaction closed on April 18, 2019, and as of that date the Company has no further involvement with METALfx.
The purchase price of $17.5 million, as adjusted, was divided among the security holders of METALfx, including the minority shareholder, pro rata based on ownership (Avista Corp. owned 89.2 percent of the equity of METALfx). $1.2 million (7 percent of the purchase price) will be held in escrow for 24 months from the closing of the transaction to satisfy certain indemnification obligations under the purchase agreement.
When all escrow amounts are released, based on preliminary estimates, the sales transaction is expected to provide cash proceeds to Avista Corp., net of payments to the minority holder, contractually obligated compensation payments and other transaction expenses, of $16.6 million and result in a net gain after-tax of $2.4 million. The Company expects to receive the full amount of its portion of the escrow accounts; therefore, the full amounts are included in the gain calculation.
Prior to the completion of the sales transaction, METALfx was not a reportable business segment and was included in other in the business segment footnote at Note 16. As of March 31, 2019, the assets of METALfx met the criteria for held for sale presentation; however, this transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on the Company's ongoing operations. The Company elected to present the required held for sale information below, rather than modifying the Condensed Consolidated Balance Sheet. The major classes of assets and liabilities that were held for sale as of March 31, 2019 were as follows (dollars in thousands):

March 31, 2019
Assets:
Current Assets:
Cash and cash equivalents	$1,026
Accounts and notes receivable-less allowances of $5	3,048
Materials and supplies	2,922
Other current assets	159
Total current assets	7,155
Goodwill	5,247
Deferred income taxes (1)	1,598
Other property and investments-net and other non-current assets	1,874
Total assets	$15,874
Liabilities:
Current Liabilities:
Accounts payable	$760
Other current liabilities	901
Total current liabilities	1,661
Other non-current liabilities	152
Total liabilities	$1,813

(1)	On a standalone basis, METALfx has a deferred tax asset; however, on a consolidated basis, Avista Corp. has a net deferred tax liability which does not include the deferred tax asset above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Avista Corporation
Spokane, Washington
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of March 31, 2019, the related condensed consolidated statements of income, comprehensive income, equity and cash flows, for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ Deloitte & Touche LLP
Seattle, Washington
May 1, 2019

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations has been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q. The interim Management’s Discussion and Analysis of Financial Condition and Results of Operations does not contain the full detail or analysis which would be included in a full fiscal year Form 10-K; therefore, it should be read in conjunction with the Company's 2018 Form 10-K.
Business Segments
Our business segments have not changed during the three months ended March 31, 2019. See the 2018 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2019	2018
Avista Utilities	$111,901	$55,540
AEL&P	3,552	3,772
Other	341	(4,422)
Net income attributable to Avista Corp. shareholders	$115,794	$54,890
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $115.8 million for the three months ended March 31, 2019, an increase from $54.9 million for the three months ended March 31, 2018.
The increase in earnings was due to an increase in earnings at Avista Utilities and our other businesses, partially offset by a decrease in earnings at AEL&P.
Avista Utilities' earnings increased due to the receipt of a $103 million termination fee from Hydro One, as well as the positive impact of general rate increases and customer growth. These increases were partially offset by final transaction costs for the Hydro One transaction, taxes associated with the termination fee, increased net power supply costs, transmission and distribution operating and maintenance costs (other operating expenses), depreciation and amortization, and interest expense.
AEL&P earnings decreased primarily due to an increase in other operating expenses.
The increase in earnings at our other businesses was primarily because the first quarter of 2018 included an impairment of one of our investments and expenses associated with a renovation project. Also, there were increased earnings from equity investments in the first quarter of 2019 as compared to the first quarter of 2018.
More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.
General Rate Cases and Regulatory Lag
We expect to experience regulatory lag during the period 2019 through 2021 due to the delay in general rate case filings related to the terminated Hydro One transaction and our continued investment in utility infrastructure. On April 30, 2019 we filed general rates cases in Washington that are two-year rate plans. We also filed a general rate case in Oregon in March and we expect to file general rate cases in Idaho in the second quarter of 2019. We expect these cases to provide rate relief in early 2020 and begin reducing the regulatory lag that we have been experiencing. Going forward, we will continue to strive to reduce the regulatory timing lag and more closely align our earned returns with those authorized by 2022. This will require adequate and timely rate relief in our jurisdictions. See "Regulatory Matters" for additional discussion of the 2019 general rate cases.
Termination of the Proposed Acquisition by Hydro One
In July 2017, Avista Corp. entered into a Merger Agreement that provided for Avista Corp. to become an indirect, wholly-owned subsidiary of Hydro One, subject to the satisfaction or waiver of specified closing conditions, including approval by regulatory agencies.
On January 23, 2019, Avista Corp., Hydro One and certain subsidiaries thereof, entered into a termination agreement (Termination Agreement) indicating their mutual agreement to terminate the Merger Agreement, effective immediately. Pursuant to the terms of the Merger Agreement and the Termination Agreement, Hydro One paid Avista Corp. a $103 million

AVISTA CORPORATION

termination fee on January 24, 2019. The termination fee was used for reimbursing our transaction costs incurred from 2017 to 2019. These costs, including income taxes, total approximately $51 million. The balance of the termination fee was used for general corporate purposes and reduced our need for external financing. For further information, see "Note 17 of the Notes to Condensed Consolidated Financial Statements.”
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
Avista Utilities
Washington General Rate Cases
2015 General Rate Cases
In January 2016 we received an order which was reaffirmed by the WUTC in February 2016 that concluded our electric and natural gas general rate cases originally filed with the WUTC in February 2015. New electric and natural gas rates were effective on January 11, 2016.
The WUTC-approved rates were designed to provide a 1.6 percent, or $8.1 million, decrease in electric base revenue and a 7.4 percent, or $10.8 million, increase in natural gas base revenue. The WUTC also approved an ROR of 7.29 percent, with a common equity ratio of 48.5 percent and a 9.5 percent ROE.
In March 2016, the Public Counsel Unit of the Washington State Office of the Attorney General filed in Thurston County Superior Court a Petition for Judicial Review of the WUTC's orders (described above) that concluded our 2015 electric and natural gas general rate cases. In April 2016, this matter was certified for review directly by the Court of Appeals, an intermediate appellate court in the State of Washington.
On August 7, 2018, the Court of Appeals issued an Opinion which concluded that the WUTC's use of an attrition allowance to calculate Avista Corp.'s rate base violated Washington law. The Court struck all portions of the attrition allowance attributable to Avista Corp.’s rate base and reversed and remanded the case for the WUTC to recalculate Avista Corp.’s rates without including an attrition allowance in the calculation of rate base. On April 17, 2019, the Thurston County Superior Court issued a Remand Order, granting a Joint Motion of Avista Corp., PC and the WUTC to remand the case back to the WUTC. A pre-hearing conference which will set forth the procedural schedule will be held on May 17, 2019.
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

AVISTA CORPORATION

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
TCJA Proceedings
In February 2019, we filed an all-party settlement agreement with the WUTC related to the electric tax benefits associated with the TCJA that were set aside for Colstrip in the 2017 general rate case order (effective May 1, 2018). In the settlement agreement, the parties agreed to utilize $10.9 million of the electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4, to reflect a remaining useful life of those units through December 31, 2027. That portion of the settlement agreement was denied. The WUTC has indicated that it will review the TCJA and Colstrip in our next general rate case (which was filed on April 30, 2019). The settlement agreement is subject to WUTC approval.
2019 General Rate Cases
On April 30, 2019, we filed electric and natural gas general rate cases with the WUTC that are two-year rate plans. We have requested the following electric and natural gas base rate changes each year, which are designed to result in the following increases in annual revenues (dollars in millions):

	Electric		Natural Gas
Effective Date	Revenue Increase	Base Rate Increase	Revenue Increase	Base Rate Increase
April 1, 2020	$45.8	9.1%	$12.9	13.8%
April 1, 2021	$18.9	3.5%	$6.5	6.1%
Our requests are based on a proposed ROR of 7.52 percent with a common equity ratio of 50 percent and a 9.9 percent ROE. The WUTC has up to 11 months to review our request and issue a decision.
Under these rate plans, we would not file new general rate cases for new rates to be effective prior to April 1, 2022.
The purpose of our general rate case requests is to recover costs associated with the need to replace infrastructure that has reached the end of its useful life and make technology investments required to build the integrated energy services grid.
Among the projects included in the filing are:

•	The upgrade of generating units and other equipment at our Little Falls Dam, which will provide more generating capacity.

•
Our distribution grid modernization program that rebuilds and upgrades electric feeders in the system, replacing old equipment like poles, conductor, and transformers to improve service reliability, capture energy efficiency savings and improve operational ability.

•	Ongoing management and replacement of electric distribution wood poles through our wood pole management program.

•
The ongoing project to systematically replace portions of natural gas distribution pipe in our service area that were installed prior to 1987, as well as replacement of other natural gas service equipment.

•	The rebuild of a high voltage transmission line, including the installation of steel poles and crossarms.

•	Technology upgrades that support necessary business processes and operational efficiencies.
As a part of these general rate cases, we are also seeking to extend our electric and natural gas decoupling mechanisms for an additional five years (through March 31, 2025).

AVISTA CORPORATION

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
As part of the two-year rate plan the Company will not file a new general rate case for a new rate plan to be effective prior to January 1, 2020.
TCJA Proceedings
On May 31, 2018, the IPUC approved an all-party settlement agreement related to the income tax benefits associated with the TCJA. Effective June 1, 2018, through separate tariff schedules, until such time as these changes can be reflected in base rates within the next general rate case, current customer rates were reduced to reflect the reduction of the federal income tax rate to 21 percent, and the amortization of the regulatory liability for plant-related excess deferred income taxes. This reduction reduces annual electric rates by $13.7 million (or 5.3 percent reduction to base rates) and natural gas rates by $2.6 million (or 6.1 percent reduction to base rates).
In March 2019, the IPUC approved an all-party settlement agreement related to the electric tax benefits that were set aside for Colstrip in the 2017 general rate case order. In the approved settlement agreement, the parties agreed to utilize approximately $6.4 million of the electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4, to reflect a remaining useful life of those units through December 31, 2027. The remaining tax benefits of approximately $5.8 million will be returned to customers through a temporary rate reduction over a period of one year beginning on April 1, 2019. The tax benefits being utilized are related to non-plant excess deferred income taxes, and the customer refund liability that was established in 2018 related to the change in federal income tax expense for the period January 1, 2018 to May 31, 2018.
2019 General Rate Cases
We expect to file electric and natural gas general rate cases with the IPUC in the second quarter of 2019.
Oregon General Rate Cases
2019 General Rate Case
On March 15, 2019 we filed a natural gas general rate case with the OPUC. We have requested an overall increase in base natural gas rates of 7.8 percent (designed to increase annual natural gas revenues by $6.7 million). Our request is based on a proposed ROR of 7.55 percent with a common equity ratio of 50 percent and a 9.9 percent ROE. The OPUC has up to 10 months to review our request and issue a decision.
TCJA Proceedings
In February 2019, the OPUC approved the deferral amount of $3.8 million related to 2018 income tax benefits associated with the TCJA. The 2018 deferred benefits will be returned to customers through a temporary rate reduction over a period of one year beginning March 1, 2019. We will continue the deferral of the TCJA benefits during 2019 for later return to customers, until such time as these changes can be reflected in base rates.

AVISTA CORPORATION

Petition for Judicial Review of the Deferral of Capital Projects
In February 2019 and October 2018, the OPUC issued orders which concluded that, contrary to the OPUC's past practice, Oregon statutes that authorize the deferral of expense for later recovery from customers do not authorize the OPUC to allow deferrals of any costs related to capital investments (utility plant). In April 2019, Avista Corp. and other petitioners filed a Petition for Judicial Review with the Oregon Court of Appeals seeking review of the above OPUC orders. The Company cannot predict the outcome of this matter at this time, including whether or not any decision of the court would have retroactive effect.
AMI Project
In March 2016, the WUTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our plans to replace approximately 253,000 of our existing electric meters with new two-way digital meters and the related software and support services through our AMI project in Washington State. As of March 31, 2019, the estimated future undepreciated value for the existing electric meters is $20.7 million. In September 2017, the WUTC also approved our request to defer the undepreciated net book value of existing natural gas encoder receiver transmitters (ERT) (consistent with the accounting treatment we obtained on our existing electric meters) that will be retired as part of the AMI project. As of March 31, 2019, the estimated future undepreciated value for the existing natural gas ERTs is $3.8 million. Replacement of the electric meters and natural gas ERTs began during the second half of 2018 and is ongoing.
In September 2017, the WUTC approved a Petition to defer the depreciation expense associated with the AMI project, along with a carrying charge, and to seek recovery of the deferral and carrying charge in a future general rate case. Cost savings, such as reduced meter reading costs, will occur during the implementation period, and will offset a portion of the AMI costs not being deferred.
In May 2017, we filed Petitions with the IPUC and the OPUC requesting a depreciable life of 12.5 years for the meter data management system (MDM) related to the AMI project. Both the IPUC and the OPUC approved our request. In addition, in connection with the 2017 Idaho electric general rate case (discussed above), the settling parties agreed to cost recovery of Idaho's share of the MDM system, effective January 1, 2019. In connection with the approval of the Oregon general rate case settlement (discussed above), the OPUC approved cost recovery of Oregon's share of the MDM system, effective November 1, 2017.
Avista Utilities
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $1.3 million as of March 31, 2019 and a liability of $40.7 million as of December 31, 2018. These deferred natural gas costs balances represent amounts due to customers.
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. See the 2018 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM were a liability of $34.8 million as of March 31, 2019, compared to a liability of $34.4 million as of December 31, 2018. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.
Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. The cumulative rebate balance exceeds $30 million, as a result, our 2019 filing contained a proposed rate refund, effective July 1, 2019 over a three-year period. We anticipate filing a motion during the second quarter of 2019 to consolidate this ERM filing with our 2019 Washington general rate case (which was filed on April 30, 2019). In our motion, we will request that the WUTC withhold the refund associated with the ERM for use in the 2019 general rate case rather than passing it back to customers over the three-year period that was proposed in the ERM filing.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the

AVISTA CORPORATION

PCA mechanism were a liability of $3.0 million as of March 31, 2019, compared to a liability of $7.6 million as of December 31, 2018. These deferred power cost balances represent amounts due to customers.
Decoupling and Earnings Sharing Mechanisms
Decoupling (also known as a FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of our jurisdictions, Avista Utilities' electric and natural gas revenues are adjusted so as to be based on the number of customers in certain customer rate classes and assumed "normal" kilowatt hour and therm sales, rather than being based on actual kilowatt hour and therm sales. The difference between revenues based on the number of customers and "normal" sales and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. Only residential and certain commercial customer classes are included in our decoupling mechanisms. See the 2018 Form 10-K for a discussion of the mechanisms in each jurisdiction.
Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $9.5 million as of March 31, 2019 and $13.9 million as of December 31, 2018. These decoupling assets represent amounts due from customers. Total net earnings sharing balances among all jurisdictions were regulatory liabilities of $0.9 million as of March 31, 2019 and $1.5 million as of December 31, 2018. These earnings sharing liabilities represent amounts due to customers.
See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2019 and 2018 related to the decoupling and earnings sharing mechanisms.
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
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the first quarter of 2018 to the first quarter of 2019, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased at both Avista Utilities and AEL&P. Avista Utilities' revenues decreased primarily due to a decrease in wholesale electric revenues (primarily from a decrease in volumes). This was partially offset by an increase in revenue from wholesale natural gas revenues (primarily from an increase in sales prices), general rate increases and customer growth. AEL&P's revenues decreased due to a decrease in retail rates associated with the federal income tax law change, as well as a decrease in sales volumes due to weather that was warmer than the prior year.
Utility resource costs decreased at both Avista Utilities and AEL&P. While resource costs in isolation decreased at Avista Utilities, when considered with our wholesale electric sales, our net power supply costs (resource costs less wholesale revenues) increased as compared to 2018. This was due to lower hydroelectric generation as well as higher purchased power prices and natural gas fuel prices. The decrease at AEL&P was due to a decrease in deferred power supply expenses, as well as the

AVISTA CORPORATION

adoption of the new lease standard on January 1, 2019, which resulted in the reclassification of Snettisham power purchase costs from resource costs to depreciation and amortization and interest expense in 2019. See "Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements" for further information regarding the adoption of the new lease standard.
The increase in utility other operating expenses was due to an increase at Avista Utilities and a slight increase at AEL&P. The increase at Avista Utilities was the result of an increase in generation and distribution operating and maintenance costs and employee incentive and benefit costs.
The merger transaction costs are related to the now terminated Hydro One acquisition. These costs increased for the first quarter of 2019 because 2019 includes financial advisers' fees, legal fees, consulting fees and employee time, whereas the first quarter of 2018 consisted primarily of employee time incurred directly related to the transaction. None of the acquisition costs are being passed through to customers.
Utility depreciation and amortization increased due to additions to utility plant.
The merger termination fee was received from Hydro One due to the mutual agreement to terminate the proposed acquisition. See "Note 17 of the Notes to Condensed Consolidated Financial Statements" for additional discussion.
Income taxes increased due to income taxes associated with the merger termination fee. Our effective tax rate was 20.6 percent for the first quarter of 2019 compared to 16.3 percent for the first quarter of 2018. We expect our full year 2019 effective tax rate to be approximately 16 percent to 17 percent. See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.
The increase in other was primarily because 2018 included an impairment of an investment and additional charges associated with a renovation, whereas the first quarter of 2019 included earnings from our investments.
Non-GAAP Financial Measures
The following discussion for Avista Utilities includes two financial measures that are considered “non-GAAP financial measures”: electric utility margin and natural gas utility margin. In the AEL&P section, we include a discussion of utility margin, which is also a non-GAAP financial measure.
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
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
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

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended March 31 (dollars in thousands):

	Electric Operating Revenues
	2019	2018
Current year decoupling deferrals (a)	$(2,681)	$4,012
Amortization of prior year decoupling deferrals (b)	1,076	(4,880)
Total electric decoupling revenue	$(1,605)	$(868)

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

Total electric revenues decreased $6.0 million for the first quarter of 2019 as compared to the first quarter of 2018 primarily due to the following:

•
a $1.1 million increase in retail electric revenue due to an increase in total MWhs sold (increased revenues $8.1 million), partially offset by a decrease in revenue per MWh (decreased revenues $7.0 million).

◦
The increase in total retail MWhs sold was the result of weather that was cooler than the prior year (which increased electric heating loads) and customer growth. Compared to the first quarter of 2018, residential electric use per customer increased 5 percent and commercial use per customer increased 1 percent. Heating degree days in Spokane were 14 percent above normal and 17 percent above the first quarter of 2018.

◦
The decrease in revenue per MWh was primarily due to a decrease in decoupling rates (as our decoupling surcharges were larger in prior years, which resulted in higher surcharge rates in 2018 as compared to 2019) and decreases associated with the lower corporate tax rate. This was partially offset by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019).

•
a $19.2 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $15.1 million) and a decrease in sales prices (decreased revenues $4.1 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•	a $1.2 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities.

•
a $0.7 million decrease in electric decoupling revenue. Weather was cooler than normal in the first quarter of 2019, which resulted in decoupling deferral rebates related to the current year. This was partially offset by the amortization of decoupling rebates from prior years.

•
the $14.1 million increase in other electric revenues was primarily related to federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates had the 35 percent corporate tax rate built in from prior general rate cases, we deferred the impact of the change in the first quarter of 2018. Effective May 1, 2018 in Washington and June 1, 2018 in Idaho, base rates reflect the lower 21 percent corporate tax.

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

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended March 31 (dollars in thousands):

	Natural Gas Operating Revenues
	2019	2018
Current year decoupling deferrals (a)	$(6,106)	$149
Amortization of prior year decoupling deferrals (b)	3,053	(5,220)
Total natural gas decoupling revenue	$(3,053)	$(5,071)

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

Total natural gas revenues increased $21.2 million for the first quarter of 2019 as compared to the first quarter of 2018 primarily due to the following:

•	a $4.2 million decrease in natural gas retail revenues due to lower retail rates (decreased revenues $20.0 million), partially offset by an increase in volumes (increased revenues $15.8 million).

◦
We sold more retail natural gas in the first quarter of 2019 as compared to the first quarter of 2018 primarily due to colder weather and partially due to customer growth. Compared to first quarter of 2018, residential use per customer increased 13 percent and commercial use per customer increased 16 percent. Heating degree days in Spokane were 14 percent above normal, and 17 percent above the first quarter of 2018. Heating degree days in Medford were 10 percent above normal, and 7 percent above the first quarter of 2018.

◦
Lower retail rates were due to PGAs and rate decreases associated with the lower corporate tax rate and decoupling rate decreases (as our decoupling surcharges were larger in prior years, which resulted in higher surcharge rates in 2018 as compared to 2019), partially offset by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019).

•
a $16.1 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $13.1 million) and an increase in volumes (increased revenues $3.0 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
a $2.0 million increase in natural gas decoupling revenue. Weather was cooler than normal in the first quarter of 2019, which resulted in decoupling deferral rebates related to the current year. This was partially offset by the amortization of decoupling rebates from prior years.

•
the $7.4 million increase in other natural gas revenues was primarily related to federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates had the 35 percent corporate tax rate built in from prior general rate cases, we deferred the impact of the change in the first quarter of 2018. Effective May 1, 2018 in Washington, June 1, 2018 in Idaho and March 1, 2019 in Oregon, base rates reflect the lower 21 percent corporate tax.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended March 31:

	Electric Customers		Natural Gas Customers
	2019	2018	2019	2018
Residential	343,938	339,218	319,483	313,247
Commercial	42,874	42,624	35,707	35,506
Interruptible	—	—	42	38
Industrial	1,314	1,321	239	248
Public street and highway lighting	601	588	—	—
Total retail customers	388,727	383,751	355,471	349,039

AVISTA CORPORATION

Utility Resource Costs
The following graphs present Avista Utilities' resource costs for the three months ended March 31 (dollars in millions):
Total electric resource costs in the graph above include intracompany resource costs of $23.7 million and $10.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
Total natural gas resource costs in the graph above include intracompany resource costs of $19.7 million and $6.9 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
Total electric resource costs decreased $5.0 million for the first quarter of 2019 as compared to the first quarter of 2018 primarily due to the following:

•
a $6.1 million decrease in purchased power costs due to a decrease in the volume of power purchases (decreased costs $10.5 million), partially offset by an increase in wholesale prices (increased costs $4.4 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

AVISTA CORPORATION

•	a $7.9 million increase in fuel for generation primarily due to an increase in thermal generation, as well as an increase in natural gas fuel prices.

•
a $0.8 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	an $11.0 million decrease from net amortizations and deferrals of power costs.

•	a $3.4 million net increase from other regulatory amortizations and other electric resource costs.
Total natural gas resource costs increased $18.3 million for the first quarter of 2019 as compared to the first quarter of 2018 primarily due to the following:

•
a $52.2 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $39.3 million) and an increase in total therms purchased (increased costs $12.9 million).

•	a $35.7 million decrease from net amortizations and deferrals of natural gas costs, primarily reflecting higher natural gas prices.

•	a $1.8 million increase from other regulatory amortizations.
Utility Margin
The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended March 31 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues	$256,467	$262,477	$164,677	$143,448	$(43,442)	$(17,171)	$377,702	$388,754
Resource costs	93,881	98,890	88,273	69,946	(43,442)	(17,171)	138,712	151,665
Utility margin	$162,586	$163,587	$76,404	$73,502	$—	$—	$238,990	$237,089
Electric utility margin decreased $1.0 million and natural gas utility margin increased $2.9 million.
Electric utility margin decreased primarily due to an increase in net power supply costs. The increase in net power supply costs was due to lower hydroelectric generation, as well as higher purchased power prices and natural gas fuel prices. For the first quarter of 2019, we had a $2.5 million pre-tax expense under the ERM in Washington, compared to a $4.9 million pre-tax benefit for the first quarter of 2018. For the full year of 2019, we expect to be in a benefit position under the ERM within the 75 percent customer/25 percent Company sharing band.
Partially offsetting the impact of higher net power supply costs, electric utility margin was positively impacted by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019), and customer growth.
Natural gas utility margin increased primarily due to general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019), and customer growth.
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
Results of Operations - Alaska Electric Light and Power Company
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net income for AEL&P was $3.6 million for the three months ended March 31, 2019 compared to $3.8 million for the three months ended March 31, 2018.

AVISTA CORPORATION

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three months ended March 31 (dollars in thousands):

	Three months ended March 31,
	2019	2018
Operating revenues	$10,881	$13,663
Resource costs	(1,365)	2,953
Utility margin	$12,246	$10,710
Electric revenues decreased for the first quarter of 2019 primarily due to lower sales volumes to residential and commercial customers for 2019 as compared to 2018. This resulted from weather that was warmer than the prior year.
Resource costs decreased from the prior year due to the adoption of the new lease standard on January 1, 2019, which resulted in the reclassification of Snettisham power purchase costs from resource costs to depreciation and amortization and interest expense in 2019. See "Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements" for further information regarding the adoption of the new lease standard. In addition, AEL&P had low hydroelectric generation during the first quarter of 2019, which prevented AEL&P from providing energy to their interruptible customers. A portion of the sales to interruptible customers is used to reduce the overall cost of power to AEL&P's firm customers. When interruptible sales are below a certain threshold, AEL&P recognizes a regulatory asset and records a reduction to deferred power supply costs (resource costs) to reflect a future billable amount to its firm customers when the cost of power rates are reset.
For operating expenses, there was a slight increase in other operating expenses for the first quarter of 2019 primarily due to an increase in distribution maintenance costs.
Results of Operations - Other Businesses
Net income for our other businesses was $0.3 million for the three months ended March 31, 2019 compared to a net loss of $4.4 million for the three months ended March 31, 2018.
During the first quarter of 2019, we had net investment gains associated with our equity investments. This is compared to investments losses in the first quarter of 2018 primarily from an impairment of one of our investments. In addition, during the first quarter of 2018 we had expenses associated with a renovation project.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2018 Form 10-K and have not changed materially from that discussion.
Liquidity and Capital Resources
Overall Liquidity
Our sources of overall liquidity and the requirements for liquidity have not materially changed in the three months ended March 31, 2019. See the 2018 Form 10-K for further discussion.
As of March 31, 2019, we had $220.9 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2021 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months. We anticipate pursuing an extension to the AEL&P credit facility or entering into a new agreement during 2019.
Review of Cash Flow Statement
Operating Activities
Net cash provided by operating activities was $196.9 million for the three months ended March 31, 2019 compared to $184.8 million for the three months ended March 31, 2018. The increase in net cash provided by operating activities was primarily due to the receipt of the $103.0 million merger termination fee from Hydro One that is reflected in net income for 2019. The termination fee was used for reimbursing our transaction costs incurred from 2017 to 2019 which totaled approximately $51.0 million, including income taxes. The balance of the termination fee was used for general corporate purposes and reduced our

AVISTA CORPORATION

need for external financing. Our total transaction costs were $19.7 million (pre-tax) for 2019 and we also incurred approximately $15.7 million in taxes in 2019 (net of $1.8 million in tax benefits recaptured from 2017 and 2018).
The above increase was partially offset by power and natural gas deferrals which increased during 2019 due to higher natural gas prices during the quarter (which decreased cash flows by $48.1 million) as compared to an increase to operating cash flows of $0.1 million in the first quarter of 2018.
Also, changes in our cash collateral decreased operating cash flows when compared to 2018 because during 2018, our cash collateral posted decreased by $18.4 million, whereas in 2019 it only decreased by $3.4 million. The collateral decreased in both periods primarily due to fluctuations in the fair value of energy commodity derivatives which required less collateral. In addition, outstanding interest rate swaps in 2018 required less collateral.
Finally, changes in accounts receivable decreased operating cash flows by $9.8 million during 2019, but increased operating cash flows by $16.0 million in 2018.
Investing Activities
Net cash used in investing activities was $97.7 million for the three months ended March 31, 2019, compared to $87.4 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, we paid $93.6 million for utility capital expenditures compared to $81.8 million for the three months ended March 31, 2018. Also, during the first quarter of 2019, our subsidiaries invested $3.5 million in equity and property, compared to $3.7 million invested during the first quarter of 2018.
Financing Activities
Net cash used by financing activities was $98.0 million for the three months ended March 31, 2019, compared to $87.3 million for the three months ended March 31, 2018. Due to the receipt of the termination fee described above, we were able to reduce our short-term borrowings during the first quarter of 2019, as evidenced by the $71.0 million decrease in short-term borrowings during the quarter.
Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and capital leases	$104,989	2.7%	$107,645	2.8%
Short-term borrowings	119,000	3.1%	190,000	4.9%
Long-term debt to affiliated trusts	51,547	1.3%	51,547	1.3%
Long-term debt and capital leases	1,701,207	44.3%	1,755,529	45.3%
Total debt	1,976,743	51.4%	2,104,721	54.3%
Total Avista Corporation shareholders’ equity	1,867,310	48.6%	1,773,220	45.7%
Total	$3,844,053	100.0%	$3,877,941	100.0%
Our shareholders’ equity increased $94.1 million during the first three months of 2019 primarily due to net income, partially offset by dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
Committed Lines of Credit
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2021. As of March 31, 2019, there was $220.9 million of available liquidity under this line of credit.
The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2019, we were in compliance with this covenant with a ratio of 51.4 percent.
AEL&P has a $25.0 million committed line of credit that expires in November 2019. As of March 31, 2019, there were no borrowings or letters of credit outstanding under this committed line of credit.

AVISTA CORPORATION

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of March 31, 2019, AEL&P was in compliance with this covenant with a ratio of 52.8 percent.
Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the three months ended March 31 (dollars in thousands):

	2019	2018
Borrowings outstanding at end of period	$119,000	$50,000
Letters of credit outstanding at end of period	$60,103	$35,420
Maximum borrowings outstanding during the period	$190,000	$111,000
Average borrowings outstanding during the period	$113,404	$76,211
Average interest rate on borrowings during the period	3.30%	2.30%
Average interest rate on borrowings at end of period	3.31%	2.56%
The increase in the average interest rates as of and for the three months ended March 31, 2019 was primarily the result of a downgrade in our credit rating by Moody's during December 2018. See the 2018 10-K for further discussion of the downgrade by Moody's.
As of March 31, 2019, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
Liquidity Expectations
In January 2019, we received a $103 million termination fee from Hydro One in connection with the termination of the proposed acquisition. The termination fee was used for reimbursing our transaction costs incurred from 2017 to 2019. These costs, including income taxes, total approximately $51 million. The balance of the termination fee was used for general corporate purposes and reduced our need for external financing.
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
Capital Expenditures
We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. Our estimates for 2019 through 2021 have not materially changed during the three months ended March 31, 2019. See the 2018 Form 10-K for further information.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had $60.1 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $10.5 million as of December 31, 2018. The increase in letters of credit outstanding was due to additional letters of credit being issued as collateral for energy commodity derivative instruments.
Pension Plan
Avista Utilities
In the three months ended March 31, 2019 we contributed $7.3 million to the pension plan and we expect to contribute a total of $22.0 million in 2019. We expect to contribute a total of $110.0 million to the pension plan in the period 2019 through 2023, with annual contributions of $22.0 million over that period.
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

AVISTA CORPORATION

See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding the pension plan.
Contractual Obligations
Our future contractual obligations have not materially changed during the three months ended March 31, 2019. See the 2018 Form 10-K for our contractual obligations.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed during the three months ended March 31, 2019 except for the following:
Colstrip Coal Contract
Colstrip, which is operated by Talen Montana, is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements. The current contract for coal supply extends through 2019; however, the coal mine operator is in bankruptcy and had indicated that it would reject the current contract in its bankruptcy. The co-owners of Colstrip filed objections to the proposed rejection of the coal supply contract and in February 2019, an amended plan of reorganization was filed in which the proposal to reject the coal supply contract was withdrawn. The court approved the amended plan of reorganization on March 2, 2019, which allows the coal supply contract to remain in effect through 2019. The co-owners of Colstrip are in negotiations for an extension to the coal contract beyond 2019 and at the same time exploring alternative sources for coal supply. Any new arrangements for coal beyond 2019 may have higher costs than the existing coal supply agreement.
Clean Energy Commitment
On April 18, 2019, we announced a goal to serve our customers with 100 percent clean electricity by 2045 and to have a carbon-neutral supply of electricity by the end of 2027. To help achieve these goals and add to our clean electricity portfolio, in the last three years, we have implemented three renewable energy projects on behalf of our customers, the Community Solar project in Spokane Valley, Washington (owned by Avista Corp.), the Solar Select project in Lind, Washington (PPA) and the Rattlesnake Flat Wind project in Adams County, Washington (PPA).
Climate Change - State Legislation and State Regulatory Activities
The states of Washington and Oregon have adopted non-binding targets to reduce GHG emissions. Both states enacted their targets with an expectation of reaching the targets through a combination of renewable energy standards, and assorted “complementary policies,” but no specific reductions are mandated. The Governors and Legislatures of both states began drafting climate-related proposals in late 2018, ahead of the 2019 legislative sessions. In Washington State, after a range of proposals were made, Senate Bill 5116 (SB 5116) became the vehicle for promoting the Governor’s requested action toward a “clean energy economy” in general and renewable or non-emitting electricity system specifically. SB 5116 would require Washington utilities to eliminate the allocation of coal-fired resources to Washington retail customers by the end of 2025 and to achieve carbon neutrality by 2030 while meeting a minimum 80 percent of load through delivery of renewable or non-emitting resources. The bill would require utilities to meet 100 percent of load with renewable and non-emitting resources by 2045. Under SB 5116, hydroelectric generation is considered a renewable resource. The bill was passed by both the Senate and House in April 2019 and is awaiting final approval from the Governor. While we are unable to predict any outcome of these efforts, we are engaged with key parties in these policy deliberations. We do believe it likely that the proposed clean energy legislation will become law in 2019. We intend to seek recovery of any costs associated with the clean energy legislation through the regulatory process.
See the 2018 Form 10-K for further discussion of environmental issues and contingencies.
Enterprise Risk Management
The material risks to our businesses were discussed in our 2018 Form 10-K and have not materially changed during the three months ended March 31, 2019. Refer to the 2018 Form 10-K for further discussion of our risks and the mitigation of those risks.
Financial Risk
Our financial risks have not materially changed during the three months ended March 31, 2019. Refer to the 2018 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2018.

AVISTA CORPORATION

Interest Rate Risk
We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 6 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of March 31, 2019 and December 31, 2018 and the amount of additional collateral we would have to post in certain circumstances.
Credit Risk
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of March 31, 2019, we had cash deposited as collateral in the amount of $72.3 million and letters of credit of $56.1 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2018 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at March 31, 2019 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

March 31, 2019
Additional collateral taking into account contractual thresholds	$6,900
Additional collateral without contractual thresholds	8,500
Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of March 31, 2019, we had interest rate swap derivatives outstanding with a notional amount totaling $245.0 million and we had deposited cash in the amount of $2.9 million as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at March 31, 2019, we would be required to post up to $2.3 million of additional collateral (with or without contractual thresholds).
Energy Commodity Risk
Our energy commodity risks have not materially changed during the three months ended March 31, 2019, except as discussed below. Refer to the 2018 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2019 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2019	$(607)	$7,354	$(1,124)	$(7,539)	$144	$(20,818)	$(494)	$254
2020	—	—	(740)	(577)	(680)	(8,893)	(1,119)	(2,769)
2021	—	—	—	(549)	—	(1,065)	(483)	(315)
2022	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2018 that are expected to be delivered in each respective year (dollars in thousands):

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
Regional Energy Markets
The California Independent System Operator (CAISO) operates an Energy Imbalance Market (EIM) in the western United States. Most investor-owned utilities in the Pacific Northwest are either participants in the CAISO EIM or plan to integrate into the market in the near future. Factors to be considered in deciding whether to join the CAISO EIM include the amount of variable generating resources in the utilities’ systems, the ability to manage the variable generating resources within the utilities’ systems, the costs associated with joining the CAISO EIM, and the economic benefits associated with joining the CAISO EIM. As additional utilities join the CAISO EIM, there is a reduction in bilateral market liquidity and opportunities for wholesale transactions close to the operating hour. Based on these considerations, we signed an agreement in April 2019 to join the CAISO EIM. We expect to begin implementing new processes to enable participation in the EIM in the second half of 2019 and we expect to be full participants by April 2022. We estimate the total cost of joining the EIM to be approximately $25 million for both capital and operating expense spending over the three-year implementation period and we estimate annual benefits of approximately $6 million from market participation. We expect to seek recovery of the net costs through the regulatory process.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2019.
There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
See “Note 15 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”
Item 1A. Risk Factors
Refer to the 2018 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2018 Form 10-K.

AVISTA CORPORATION

In addition to these risk factors, see also “Forward-Looking Statements” for additional factors which could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements.
Item 6. Exhibits

15	Letter Re: Unaudited Interim Financial Information (1)
31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)
31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)
32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (2)
101
The following financial information from the Quarterly Report on Form 10−Q for the period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. (1)

(1)	Filed herewith.
(2)	Furnished herewith.

AVISTA CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	May 1, 2019	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)