Form 10-Q
period 2019-06-30
AVISTA CORP
filed 2019-08-07
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019 OR

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
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: 509-489-0500

None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	AVA	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of August 2, 2019, 66,111,437 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

AVISTA CORPORATION

i

AVISTA CORPORATION

AVISTA CORPORATION

ACRONYMS AND TERMS
(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
aMW	-	Average Megawatt - a measure of the average rate at which a particular generating source produces energy over a period of time
AEL&P	-	Alaska Electric Light and Power Company, the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska
AERC	-	Alaska Energy and Resources Company, the Company's wholly-owned subsidiary based in Juneau, Alaska
AFUDC	-	Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Avista Capital	-	Parent company to the Company’s non-utility businesses
Avista Corp.	-	Avista Corporation, the Company
Avista Utilities	-	Operating division of Avista Corp. (not a subsidiary) comprising the regulated utility operations in the Pacific Northwest
Capacity	-	The rate at which a particular generating source is capable of producing energy, measured in KW or MW
Cabinet Gorge	-	The Cabinet Gorge Hydroelectric Generating Project, located on the Clark Fork River in Idaho
Colstrip	-	The coal-fired Colstrip Generating Plant in southeastern Montana
Cooling degree days	-
The measure of the warmness of weather experienced, based on the extent to which the average of high and low temperatures for a day exceeds 65 degrees Fahrenheit (annual degree days above historic indicate warmer than average temperatures)

Deadband or ERM deadband	-	The first $4.0 million in annual power supply costs above or below the amount included in base retail rates in Washington under the ERM in the state of Washington
EIM	-	Energy Imbalance Market
Energy	-	The amount of electricity produced or consumed over a period of time, measured in KWh or MWh. Also, refers to natural gas consumed and is measured in dekatherms
EPA	-	Environmental Protection Agency
ERM	-	The Energy Recovery Mechanism, a mechanism for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Washington
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment, the electric and natural gas decoupling mechanism in Idaho
FERC	-	Federal Energy Regulatory Commission
GAAP	-	Generally Accepted Accounting Principles
Heating degree days	-
The measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

Hydro One	-	Hydro One Limited, based in Toronto, Ontario, Canada
IPUC	-	Idaho Public Utilities Commission
Juneau	-	The City and Borough of Juneau, Alaska
KW, KWh	-	Kilowatt (1000 watts): a measure of generating power or capability. Kilowatt-hour (1000 watt hours): a measure of energy produced over a period of time
MPSC	-	Public Service Commission of the State of Montana
MW, MWh	-	Megawatt: 1000 KW. Megawatt-hour: 1000 KWh
Noxon Rapids	-	The Noxon Rapids Hydroelectric Generating Project, located on the Clark Fork River in Montana
OPUC	-	The Public Utility Commission of Oregon
PCA	-	The Power Cost Adjustment mechanism, a procedure for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Idaho

AVISTA CORPORATION

PGA	-	Purchased Gas Adjustment
PPA	-	Power Purchase Agreement
RCA	-	The Regulatory Commission of Alaska
REC	-	Renewable energy credit
ROE	-	Return on equity
ROR	-	Rate of return on rate base
SEC	-	U.S. Securities and Exchange Commission
TCJA	-	The "Tax Cuts and Jobs Act," signed into law on December 22, 2017
Therm	-	Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)
Watt	-	Unit of measurement of electric power or capability; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt
WUTC	-	Washington Utilities and Transportation Commission

AVISTA CORPORATION

Forward-Looking Statements
From time to time, we make forward-looking statements such as statements regarding projected or future:

•	financial performance;

•	cash flows;

•	capital expenditures;

•	dividends;

•	capital structure;

•	other financial items;

•	strategic goals and objectives;

•	business environment; and

•	plans for operations.
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

•
changes in the long-term climate and weather may materially affect, among other things, customer demand, the volume and timing of streamflows required for hydroelectric generation, costs of generation, transmission and distribution. Increased or new risks may arise from severe weather or natural disasters, including wildfires;

•	industry and geographic concentrations which may increase our exposure to credit risks due to counterparties, suppliers and customers being similarly affected by changing conditions;
Utility Regulatory Risk

•
state and federal regulatory decisions or related judicial decisions that affect our ability to recover costs and earn a reasonable return including, but not limited to, disallowance or delay in the recovery of capital investments, operating

AVISTA CORPORATION

costs, commodity costs, interest rate swap derivatives, the ordering of refunds to customers and discretion over allowed return on investment;

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

•	changing river regulation or operations at hydroelectric facilities not owned by us, which could impact our hydroelectric facilities downstream;

•	change in the use, availability or abundancy of water resources and/or rights needed for operation of our hydroelectric facilities;

AVISTA CORPORATION

Compliance Risk

•	changes in laws, regulations, decisions and policies at the federal, state or local levels, which could materially impact both our electric and gas operations and costs of operations;

•	the ability to comply with the terms of the licenses and permits for our hydroelectric or thermal generating facilities at cost-effective levels;
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

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Three and Six Months Ended June 30
Dollars in thousands, except per share amounts
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$288,826	$309,134	$682,067	$717,490
Alternative revenue programs	9,725	3,570	5,067	(2,369)
Total utility revenues	298,551	312,704	687,134	715,121
Non-utility revenues	2,261	6,594	10,159	13,538
Total operating revenues	300,812	319,298	697,293	728,659
Operating Expenses:
Utility operating expenses:
Resource costs	88,439	105,969	225,786	260,587
Other operating expenses	87,720	81,078	171,698	158,376
Merger transaction costs	11	983	19,675	1,655
Depreciation and amortization	55,479	45,651	104,393	90,384
Taxes other than income taxes	22,908	25,596	54,851	56,425
Non-utility operating expenses:
Other operating expenses	6,332	6,543	13,687	13,367
Depreciation and amortization	155	199	364	380
Total operating expenses	261,044	266,019	590,454	581,174
Income from operations	39,768	53,279	106,839	147,485
Interest expense	25,511	25,170	51,162	49,946
Interest expense to affiliated trusts	351	302	708	555
Capitalized interest	(1,101)	(1,139)	(2,029)	(2,107)
Merger termination fee	—	—	(103,000)	—
Other expense (income)-net	(8,268)	(1,907)	(9,175)	2,572
Income before income taxes	23,275	30,853	169,173	96,519
Income tax expense (benefit)	(1,741)	5,209	28,276	15,919
Net income	25,016	25,644	140,897	80,600
Net loss (income) attributable to noncontrolling interests	303	(67)	216	(133)
Net income attributable to Avista Corp. shareholders	$25,319	$25,577	$141,113	$80,467
Weighted-average common shares outstanding (thousands), basic	65,894	65,677	65,814	65,658
Weighted-average common shares outstanding (thousands), diluted	65,963	65,983	65,883	65,957

Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.38	$0.39	$2.14	$1.23
Diluted	$0.38	$0.39	$2.14	$1.22
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Three and Six Months Ended June 30
Dollars in thousands
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$25,016	$25,644	$140,897	$80,600
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $42, $54, $85 and $109 respectively	161	204	321	408
Total other comprehensive income	161	204	321	408
Comprehensive income	25,177	25,848	141,218	81,008
Comprehensive loss (income) attributable to noncontrolling interests	303	(67)	216	(133)
Comprehensive income attributable to Avista Corporation shareholders	$25,480	$25,781	$141,434	$80,875

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	June 30,	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$17,231	$14,656
Accounts and notes receivable-less allowances of $3,415 and $5,233, respectively	115,493	165,824
Materials and supplies, fuel stock and stored natural gas	67,659	63,881
Regulatory assets	38,785	48,552
Other current assets	30,599	54,010
Total current assets	269,767	346,923
Net utility property	4,684,654	4,648,930
Goodwill	52,426	57,672
Non-current regulatory assets	630,451	614,354
Other property and investments-net and other non-current assets	240,630	114,697
Total assets	$5,877,928	$5,782,576
Liabilities and Equity:
Current Liabilities:
Accounts payable	$80,619	$108,372
Current portion of long-term debt and capital leases	104,993	107,645
Short-term borrowings	169,000	190,000
Regulatory liabilities	37,954	113,209
Other current liabilities	124,169	120,358
Total current liabilities	516,735	639,584
Long-term debt and capital leases	1,701,434	1,755,529
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	214,983	222,537
Deferred income taxes	508,139	487,602
Non-current regulatory liabilities	789,655	780,701
Other non-current liabilities and deferred credits	211,401	71,031
Total liabilities	3,993,894	4,008,531
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 66,111,317 and 65,688,356 shares issued and outstanding, respectively	1,157,024	1,136,491
Accumulated other comprehensive loss	(7,545)	(7,866)
Retained earnings	734,555	644,595
Total Avista Corporation shareholders’ equity	1,884,034	1,773,220
Noncontrolling Interests	—	825
Total equity	1,884,034	1,774,045
Total liabilities and equity	$5,877,928	$5,782,576
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands
(Unaudited)

	2019	2018
Operating Activities:
Net income	$140,897	$80,600
Non-cash items included in net income:
Depreciation and amortization	104,757	92,584
Deferred income tax provision and investment tax credits	5,577	(1,272)
Power and natural gas cost amortizations (deferrals), net	(47,716)	6,701
Amortization of debt expense	1,338	1,635
Amortization of investment in exchange power	1,225	1,225
Stock-based compensation expense	7,009	3,878
Equity-related AFUDC	(3,253)	(2,845)
Pension and other postretirement benefit expense	18,040	16,025
Other regulatory assets and liabilities and deferred debits and credits	1,122	21,323
Change in decoupling regulatory deferral	(5,444)	2,226
Gain on sale of METALfx (before payment of transaction costs)	(6,477)	—
Other	(3,904)	2,108
Contributions to defined benefit pension plan	(14,600)	(14,600)
Cash paid for settlement of interest rate swap agreements	—	(31,484)
Cash received for settlement of interest rate swap agreements	—	5,594
Changes in certain current assets and liabilities:
Accounts and notes receivable	47,771	65,843
Materials and supplies, fuel stock and stored natural gas	(7,225)	1,174
Collateral posted for derivative instruments	47,352	44,080
Other current assets	(8,783)	3,832
Accounts payable	(19,393)	(21,642)
Other current liabilities	(5,622)	(1,560)
Net cash provided by operating activities	252,671	275,425

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(199,988)	(183,132)
Issuance of notes receivable at subsidiaries	(900)	(2,780)
Equity and property investments made by subsidiaries	(6,624)	(7,431)
Proceeds from sale of METALfx (net of cash sold)	16,407	—
Other	1,072	438
Net cash used in investing activities	(190,033)	(192,905)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Six Months Ended June 30
Dollars in thousands
(Unaudited)

	2019	2018
Financing Activities:
Net decrease in short-term borrowings	$(21,000)	$(105,398)
Proceeds from issuance of long-term debt	—	374,621
Maturity of long-term debt and capital leases	(1,330)	(276,170)
Issuance of common stock, net of issuance costs	14,929	1,227
Cash dividends paid	(51,153)	(49,101)
Other	(1,509)	(8,538)
Net cash used in financing activities	(60,063)	(63,359)

Net increase in cash and cash equivalents	2,575	19,161

Cash and cash equivalents at beginning of period	14,656	16,172

Cash and cash equivalents at end of period	$17,231	$35,333
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation
For the Three and Six Months Ended June 30
Dollars in thousands
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Common Stock, Shares:
Shares outstanding at beginning of period	65,749,932	65,668,477	65,688,356	65,494,333
Shares issued	361,385	19,015	422,961	193,159
Shares outstanding at end of period	66,111,317	65,687,492	66,111,317	65,687,492
Common Stock, Amount:
Balance at beginning of period	$1,140,242	$1,131,549	$1,136,491	$1,133,448
Equity compensation expense	2,043	1,760	6,495	3,558
Issuance of common stock, net of issuance costs	14,739	995	14,929	1,227
Payment of minimum tax withholdings for share-based payment awards	—	—	(891)	(3,929)
Balance at end of period	1,157,024	1,134,304	1,157,024	1,134,304
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(7,706)	(9,628)	(7,866)	(8,090)
Other comprehensive income	161	204	321	408
Reclassification of excess income tax benefits	—	—	—	(1,742)
Balance at end of period	(7,545)	(9,424)	(7,545)	(9,424)
Retained Earnings:
Balance at beginning of period	734,774	636,468	644,595	604,470
Net income attributable to Avista Corporation shareholders	25,319	25,577	141,113	80,467
Cash dividends paid on common stock	(25,538)	(24,467)	(51,153)	(49,101)
Reclassification of excess income tax benefits	—	—	—	1,742
Balance at end of period	734,555	637,578	734,555	637,578
Total Avista Corporation shareholders’ equity	1,884,034	1,762,458	1,884,034	1,762,458
Noncontrolling Interests:
Balance at beginning of period	912	182	825	656
Net income (loss) attributable to noncontrolling interests	(303)	67	(216)	133
Cash dividends paid to subsidiary noncontrolling interests	—	—	—	(540)
Deconsolidation of noncontrolling interests related to sale of METALfx	(609)	—	(609)	—
Balance at end of period	—	249	—	249
Total equity	$1,884,034	$1,762,707	$1,884,034	$1,762,707
Dividends declared per common share	$0.3875	$0.3725	$0.7750	$0.7450
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended June 30, 2019 and June 30, 2018 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
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
Avista Capital, a wholly owned non-regulated subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC. See Note 16 for business segment information. See Note 18 for discussion of the sale of METALfx, an unregulated subsidiary of the Company.
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
Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual if there is a reasonable possibility that a material loss may be incurred. As of June 30, 2019, the Company has not recorded any significant amounts related to unresolved contingencies. See Note 15 for further discussion of the Company's commitments and contingencies.
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
The Company adopted ASU No. 2016-02 utilizing a modified retrospective adoption method with the "package of three" and hindsight practical expedients offered by the standard. The "package of three" provides for an entity to not reassess at adoption whether any expired or existing contracts are deemed, for accounting purposes, to be or contain leases, the classification of any expired or existing leases, and any initial direct costs for any existing leases. As a result, the Company did not reassess existing or expired contracts under the new lease guidance and it did not reassess the classification of any existing leases. The Company used the benefit of hindsight in determining both term and impairments associated with any existing leases. Use of this practical expedient has resulted in lease terms that best represent management's expectations with respect to use of the underlying asset but did not result in recognition of any impairment.
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
Adoption of the standard impacted the Company's Condensed Consolidated Balance Sheet through recognition of right-of-use (ROU) assets and lease liabilities for the Company's operating leases. Accounting for finance leases (formerly capital leases) remained substantially unchanged. See Note 5 for further information on the Company's leases.
ASU No. 2018-02 “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”
In February 2018, the FASB issued ASU No. 2018-02, which amended the guidance for reporting comprehensive income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the TCJA in December 2017. This ASU became effective for periods beginning after December 15, 2018 and early adoption was permitted. Upon adoption, the requirements of this ASU must be applied either in the period of

AVISTA CORPORATION

adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company early adopted this standard effective January 1, 2018 and elected to apply the guidance during the period of adoption rather than apply the standard retrospectively. As a result, the Company reclassified $1.7 million in tax benefits from accumulated other comprehensive loss to retained earnings during the six months ended June 30, 2018.
ASU 2018-13 "Fair Value Measurement (Topic 820)"
In August 2018, the FASB issued ASU No. 2018-13, which amends the fair value measurement disclosure requirements of ASC 820. The requirements of this ASU include additional disclosure regarding the range and weighted average used to develop significant unobservable inputs for Level 3 fair value estimates and the elimination of certain other previously required disclosures, such as the narrative description of the valuation process for Level 3 fair value measurements. This ASU is effective for periods beginning after December 15, 2019 and early adoption is permitted. Entities have the option to early adopt the eliminated or modified disclosure requirements and delay the adoption of all the new disclosure requirements until the effective date of the ASU. The Company is in the process of evaluating this standard; however, it has determined that it will not early adopt any portion of this standard as of June 30, 2019.
ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)"
In August 2018, the FASB issued ASU No. 2018-14, which amends ASC 715 to add, remove and/or clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. The additional disclosure requirements are primarily narrative discussion of significant changes in the benefit obligations and plan assets. The removed disclosures are primarily information about accumulated other comprehensive income expected to be recognized over the next year and the effects of changes associated with assumed health care costs. This ASU is effective for periods beginning after December 15, 2021 and early adoption is permitted. The Company is in the process of evaluating this standard; however, it has determined that it will not early adopt this standard as of June 30, 2019.
NOTE 3. BALANCE SHEET COMPONENTS
Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Materials and supplies	$46,886	$47,403
Fuel stock	6,332	4,869
Stored natural gas	14,441	11,609
Total	$67,659	$63,881

Other Current Assets
Other current assets consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$—	$26,809
Prepayments	24,515	17,536
Other	6,084	9,665
Total	$30,599	$54,010

AVISTA CORPORATION

Net Utility Property
Net utility property consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Utility plant in service	$6,262,789	$6,209,968
Construction work in progress	191,845	160,598
Total	6,454,634	6,370,566
Less: Accumulated depreciation and amortization	1,769,980	1,721,636
Total net utility property	$4,684,654	$4,648,930

Other Property and Investments-Net and Other Non-Current Assets
Other property and investments-net and other non-current assets consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Operating lease ROU assets	$70,442	$—
Finance lease ROU assets	52,800	—
Non-utility property	28,438	31,355
Equity investments	36,921	29,257
Investment in affiliated trust	11,547	11,547
Notes receivable	11,376	11,073
Deferred compensation assets	8,557	8,400
Other	20,549	23,065
Total	$240,630	$114,697

Other Current Liabilities
Other current liabilities consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Accrued taxes other than income taxes	$35,502	$36,858
Employee paid time off accruals	22,092	20,992
Accrued interest	16,536	16,704
Current portion of pensions and other postretirement benefits	11,175	9,151
Derivative liabilities	9,274	3,908
Other current liabilities	29,590	32,745
Total other current liabilities	$124,169	$120,358

Other Non-Current Liabilities and Deferred Credits
Other non-current liabilities and deferred credits consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Operating lease liabilities	$68,228	$—
Finance lease liabilities	53,150	—
Deferred investment tax credits	31,172	29,725
Asset retirement obligations	18,595	18,266
Derivative liabilities	27,198	10,300
Other	13,058	12,740
Total	$211,401	$71,031

AVISTA CORPORATION

Regulatory Assets and Liabilities
Regulatory assets and liabilities consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$25,125	$10,764	$41,428	$16,866
Decoupling surcharge	6,498	16,167	3,408	17,501
Pension and other postretirement benefit plans	—	221,454	—	228,062
Interest rate swaps	—	155,787	—	133,854
Deferred income taxes	—	95,217	—	91,188
Settlement with Coeur d'Alene Tribe	—	41,988	—	42,643
Demand side management programs	—	13,705	—	19,674
Utility plant to be abandoned	—	25,273	—	24,334
Other regulatory assets	7,162	50,096	3,716	40,232
Total regulatory assets	$38,785	$630,451	$48,552	$614,354

Regulatory Liabilities
Income tax related liabilities	$23,079	$418,039	$27,997	$425,613
Deferred natural gas costs	1,852	—	40,713	—
Deferral power costs	6,612	32,617	25,072	16,933
Decoupling rebate	437	2,861	6,782	204
Utility plant retirement costs	—	302,734	—	297,379
Interest rate swaps	—	17,659	—	28,078
Other regulatory liabilities	5,974	15,745	12,645	12,494
Total regulatory liabilities	$37,954	$789,655	$113,209	$780,701

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

AVISTA CORPORATION

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
Utility-related taxes that were included in revenue from contracts with customers were as follows for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Utility-related taxes	$12,688	$12,986	$31,777	$32,153

Non-Utility Revenues
Revenue from Contracts with Customers
Non-utility revenues from contracts with customers are primarily derived from the operations of METALfx (through the date of its sale in April 2019, see Note 18 for further discussion). The contracts associated with METALfx have one performance obligation, the delivery of a product, and revenues are recognized when the risk of loss transfers to the customer, which occurs when products are shipped.

AVISTA CORPORATION

Significant Judgments and Unsatisfied Performance Obligations
The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).
The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year and depending on the timing of the customer payments, it can result in an immaterial amount of deferred revenue or a receivable from the customer. As of June 30, 2019, the Company estimates it had unsatisfied capacity performance obligations of $7.9 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.
Disaggregation of Total Operating Revenue
The following table disaggregates total operating revenue by segment and source for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Avista Utilities
Revenue from contracts with customers	$231,605	$239,113	$585,907	$593,275
Derivative revenues	42,128	56,357	66,255	114,749
Alternative revenue programs	9,725	3,570	5,067	(2,369)
Deferrals and amortizations for rate refunds to customers	2,512	982	4,647	(18,840)
Other utility revenues	3,838	2,200	5,634	4,161
Total Avista Utilities	289,808	302,222	667,510	690,976
AEL&P
Revenue from contracts with customers	8,620	10,759	19,356	25,409
Deferrals and amortizations for rate refunds to customers	(47)	(427)	(95)	(1,549)
Other utility revenues	170	150	363	285
Total AEL&P	8,743	10,482	19,624	24,145
Other
Revenue from contracts with customers	2,024	6,324	9,671	13,053
Other revenues	237	270	488	485
Total other	2,261	6,594	10,159	13,538
Total operating revenues	$300,812	$319,298	$697,293	$728,659

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service
The following table disaggregates revenue from contracts with customers associated with the Company's utility operations for the three and six months ended June 30 (dollars in thousands):

	2019			2018
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$72,886	$3,724	$76,610	$74,818	$4,155	$78,973
Commercial and governmental	76,375	4,837	81,212	76,462	6,541	83,003
Industrial	26,245	—	26,245	27,985	—	27,985
Public street and highway lighting	1,897	59	1,956	1,899	63	1,962
Total retail revenue	177,403	8,620	186,023	181,164	10,759	191,923
Transmission	4,250	—	4,250	4,171	—	4,171
Other revenue from contracts with customers	4,379	—	4,379	3,919	—	3,919
Total revenue from contracts with customers	$186,032	$8,620	$194,652	$189,254	$10,759	$200,013

NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$27,937	$—	$27,937	$30,767	$—	$30,767
Commercial	13,369	—	13,369	14,668	—	14,668
Industrial and interruptible	1,103	—	1,103	1,078	—	1,078
Total retail revenue	42,409	—	42,409	46,513	—	46,513
Transportation	2,039	—	2,039	2,221	—	2,221
Other revenue from contracts with customers	1,125	—	1,125	1,125	—	1,125
Total revenue from contracts with customers	$45,573	$—	$45,573	$49,859	$—	$49,859
Six months ended June 30:
ELECTRIC OPERATIONS
Residential	$188,279	$9,576	$197,855	$189,571	$10,693	$200,264
Commercial and governmental	155,621	9,658	165,279	155,371	14,585	169,956
Industrial	51,493	—	51,493	53,104	—	53,104
Public street and highway lighting	3,800	122	3,922	3,758	131	3,889
Total retail revenue	399,193	19,356	418,549	401,804	25,409	427,213
Transmission	9,402	—	9,402	8,001	—	8,001
Other revenue from contracts with customers	12,573	—	12,573	10,210	—	10,210
Total electric revenue from contracts with customers	$421,168	$19,356	$440,524	$420,015	$25,409	$445,424

AVISTA CORPORATION

	2019			2018
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
NATURAL GAS OPERATIONS
Residential	$105,272	$—	$105,272	$111,421	$—	$111,421
Commercial	49,964	—	49,964	52,040	—	52,040
Industrial and interruptible	2,730	—	2,730	2,761	—	2,761
Total retail revenue	157,966	—	157,966	166,222	—	166,222
Transportation	4,523	—	4,523	4,788	—	4,788
Other revenue from contracts with customers	2,250	—	2,250	2,250	—	2,250
Total natural gas revenue from contracts with customers	$164,739	$—	$164,739	$173,260	$—	$173,260

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
Description of Leases
The Company has operating leases for land associated with its utility operations, as well as communication sites which support network and radio communications within its service territory. The Company's leases have remaining terms of 1 to 74 years. Most of the Company's leases include options to extend the lease term for periods of 5 to 50 years. Options are exercised at the Company's discretion.
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

AVISTA CORPORATION

Certain of the Company's lease agreements include rental payments which are periodically adjusted over the term of the agreement based on the consumer price index. The Company's lease agreements do not include any material residual value guarantees or material restrictive covenants.
Avista Corp. does not record leases with a term of 12 months or less in the Condensed Consolidated Balance Sheet. Total short-term lease costs for the three and six months ended June 30, 2019 are immaterial.
Leases that Have Not Yet Commenced
In June 2018, the Company finalized a lease agreement for office space in Spokane, Washington. The lease period is expected to commence in April 2020, once construction of the building is complete. The lease is an operating lease for a term of 12 years and will result in annual rent expense of approximately $1.1 million, which will be reflected in other operating expenses. In addition to base rent expense, the Company is expected to share in a portion of the annual operating expenses of the building.
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
The components of lease expense were as follows for the three and six months ended June 30, 2019 (dollars in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost:
Fixed lease cost (Other operating expenses)	$1,106	$2,209
Variable lease cost (Other operating expenses)	244	487
Total operating lease cost	$1,350	$2,696

Finance lease cost:
Amortization of ROU asset (Depreciation and amortization)	$910	$1,820
Interest on lease liabilities (Interest expense)	699	1,398
Total finance lease cost	$1,609	$3,218

Supplemental cash flow information related to leases was as follows for the six months ended June 30 (dollars in thousands):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows:
Operating lease payments	$4,197
Interest on finance lease	1,398
Total operating cash outflows	$5,595

Finance cash outflows:
Principal payments on finance lease	$1,330

AVISTA CORPORATION

Supplemental balance sheet information related to leases was as follows for June 30, 2019 (dollars in thousands):

June 30,
2019
Operating Leases
Operating lease ROU assets (Other property and investments-net and other non-current assets)	$70,442

Other current liabilities	$4,123
Other non-current liabilities and deferred credits	68,228
Total operating lease liabilities	$72,351

Finance Leases
Finance lease ROU assets (Other property and investments-net and other non-current assets) (a)	$52,800

Other current liabilities (b)	$2,730
Other non-current liabilities and deferred credits (b)	53,150
Total finance lease liabilities	$55,880

Weighted Average Remaining Lease Term
Operating leases	27.01 years
Finance leases	8.39 years

Weighted Average Discount Rate
Operating leases	3.82%
Finance leases	4.88%

(a)
At December 31, 2018, the finance lease ROU assets were included in "Net utility property" on the Condensed Consolidated Balance Sheet. Due to the adoption of ASC 842 on January 1, 2019, the Company has reclassified these amounts to "Other property and investments-net and other non-current assets" on the Condensed Consolidated Balance Sheet such that their presentation as of June 30, 2019 is consistent with operating leases.

(b)
At December 31, 2018, the finance lease liabilities were included in "Current portion of long-term debt" and "Long-term debt and capital leases" on the Condensed Consolidated Balance Sheet. Due to the adoption of ASC 842 on January 1, 2019, the Company has reclassified these amounts to "Other current liabilities" and "Other non-current liabilities and deferred credits" on the Condensed Consolidated Balance Sheet such that their presentation as of June 30, 2019 is consistent with operating leases.

Maturities of lease liabilities (including principal and interest) were as follows as of June 30, 2019 (dollars in thousands):

	Operating Leases	Finance Leases
Remainder 2019	$4,170	$2,726
2020	4,364	5,462
2021	4,367	5,457
2022	4,375	5,460
2023	4,391	5,456
Thereafter	95,939	54,574
Total lease payments	$117,606	$79,135
Less: imputed interest	(45,255)	(23,255)
Total	$72,351	$55,880

AVISTA CORPORATION

Future minimum lease payments (including principal and interest) under Topic 840 as of December 31, 2018 (dollars in thousands):

	Operating Leases	Finance Leases
2019	$4,995	$5,455
2020	4,876	5,462
2021	4,859	5,457
2022	4,782	5,460
2023	4,780	5,456
Thereafter	102,389	54,574
Total lease payments	$126,681	$81,864
Less: imputed interest	—	(24,654)
Total	$126,681	$57,210

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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of June 30, 2019 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2019	1	559	5,378	61,385	82	1,330	481	26,150
2020	—	—	1,138	60,253	123	1,055	1,430	23,683
2021	—	—	—	17,640	—	246	1,049	8,575
2022	—	—	—	1,350	—	—	—	—
2023	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—

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
The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Number of contracts	27	31
Notional amount (in United States dollars)	$2,780	$4,018
Notional amount (in Canadian dollars)	3,680	5,386

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
The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
June 30, 2019	6	$70,000	2019
	6	60,000	2020
	3	35,000	2021
	9	100,000	2022
December 31, 2018	6	$70,000	2019
	6	60,000	2020
	2	25,000	2021
	7	80,000	2022

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
Summary of Outstanding Derivative Instruments
The amounts recorded on the Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2019 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$33	$—	$—	$33
Interest rate swap derivatives
Other current assets	771	(338)	—	433
Other current liabilities	—	(4,771)	—	(4,771)
Other non-current liabilities and deferred credits	631	(27,309)	5,030	(21,648)
Energy commodity derivatives
Other current assets	582	(247)	—	335
Other current liabilities	26,541	(52,004)	20,960	(4,503)
Other non-current liabilities and deferred credits	3,996	(14,760)	5,214	(5,550)
Total derivative instruments recorded on the balance sheet	$32,554	$(99,429)	$31,204	$(35,671)

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
The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Energy commodity derivatives
Cash collateral posted	$26,174	$78,025
Letters of credit outstanding	14,600	6,500
Balance sheet offsetting (cash collateral against net derivative positions)	26,174	51,217

Interest rate swap derivatives
Cash collateral posted	5,030	530
Balance sheet offsetting (cash collateral against net derivative positions)	5,030	530
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

AVISTA CORPORATION

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$1,564	$2,193
Additional collateral to post	1,563	2,193

Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	32,418	7,831
Additional collateral to post	25,986	6,579

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
Avista Utilities
Avista Utilities’ maintained the same pension and other postretirement plans during the six months ended June 30, 2019 as those described as of December 31, 2018. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $14.6 million in cash to the pension plan for the six months ended June 30, 2019 and it expects to contribute a total of $22.0 million in 2019.
The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Three months ended June 30:
Service cost (a)	$4,948	$5,450	$753	$804
Interest cost	7,100	6,466	1,164	1,197
Expected return on plan assets	(7,953)	(8,250)	(611)	(500)
Amortization of prior service cost	75	75	(275)	209
Net loss recognition	2,426	1,842	1,329	562
Net periodic benefit cost	$6,596	$5,583	$2,360	$2,272
Six months ended June 30:
Service cost (a)	$9,822	$10,900	$1,525	$1,608
Interest cost	14,238	12,932	2,536	2,394
Expected return on plan assets	(15,768)	(16,500)	(1,329)	(1,000)
Amortization of prior service cost	150	150	(550)	(606)
Net loss recognition	4,841	3,930	2,575	2,217
Net periodic benefit cost	$13,283	$11,412	$4,757	$4,613

(a)
Total service costs in the table above are recorded to the same accounts as labor expense. Labor and benefits expense is recorded to various projects based on whether the work is a capital project or an operating expense. Approximately 40 percent of all labor and benefits is capitalized to utility property and 60 percent is expensed to utility other operating expenses.

AVISTA CORPORATION

NOTE 8. INCOME TAXES
The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
Federal income taxes at statutory rates	$4,874	21.0%	$6,479	21.0%	$35,513	21.0%	$20,269	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(2,139)	(9.2)	(1,981)	(6.4)	(4,219)	(2.5)	(2,999)	(3.1)
State income tax expense	(8)	—	60	0.2	1,651	1.0	1,024	1.1
Acquisition costs	112	0.5	73	0.2	(1,712)	(1.0)	119	0.1
Non-plant excess deferred turnaround (1)	(5,091)	(21.9)	(11)	—	(5,601)	(3.3)	(11)	—
Tax loss on sale of METALfx	(1,259)	(5.4)	—	—	(1,259)	(0.8)	—	—
Valuation allowance	1,245	5.3	—	—	1,245	0.7	—	—
Settlement of equity awards	—	—	—	—	612	0.4	(990)	(1.0)
Other	525	2.2	589	1.9	2,046	1.2	(1,493)	(1.6)
Total income tax expense (benefit)	$(1,741)	(7.5)%	$5,209	16.9%	$28,276	16.7%	$15,919	16.5%

(1)
In March 2019, the IPUC approved an all-party settlement agreement related to electric tax benefits that were set aside for Colstrip in the 2017 general rate case order. In the approved settlement agreement, the parties agreed to utilize approximately $6.4 million ($5.1 million when tax-effected) of the electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4, to reflect a remaining useful life of those units through December 31, 2027. In the second quarter 2019, the Company recorded a one-time charge to depreciation expense with an offsetting amount included in income tax expense.

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
Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Balance outstanding at end of period (1)	$169,000	$190,000
Letters of credit outstanding at end of period	$18,603	$10,503
Average interest rate at end of period	3.26%	3.18%

(1)	As of June 30, 2019 and December 31, 2018, the balance outstanding was classified as short-term borrowings on the Condensed Consolidated Balance Sheet.
AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of June 30, 2019 and December 31, 2018, there were no borrowings or letters of credit outstanding under this committed line of credit. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

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
The distribution rates paid were as follows during the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30,	December 31,
	2019	2018
Low distribution rate	3.40%	2.36%
High distribution rate	3.50%	3.61%
Distribution rate at the end of the period	3.40%	3.61%

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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,053,500	$1,198,009	$1,053,500	$1,142,292
Long-term debt (Level 3)	767,000	762,204	767,000	734,742
Snettisham finance lease obligation (Level 3)	55,880	58,200	57,210	55,600
Long-term debt to affiliated trusts (Level 3)	51,547	39,691	51,547	38,145

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 77.00 to 130.25, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on June 30, 2019.
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
June 30, 2019
Assets:
Energy commodity derivatives	$—	$31,074	$—	$(30,739)	$335
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	45	(45)	—
Foreign currency exchange derivatives	—	33	—	—	33
Interest rate swap derivatives	—	1,402	—	(969)	433
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,787	—	—	—	1,787
Equity securities (2)	6,325	—	—	—	6,325
Total	$8,112	$32,509	$45	$(31,753)	$8,913
Liabilities:
Energy commodity derivatives	$—	$63,974	$—	$(56,913)	$7,061
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	3,037	(45)	2,992
Interest rate swap derivatives	—	32,418	—	(5,999)	26,419
Total	$—	$96,392	$3,037	$(62,957)	$36,472

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2018
Assets:
Energy commodity derivatives	$—	$36,252	$—	$(35,982)	$270
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	31	(31)	—
Interest rate swap derivatives	—	10,566	—	(440)	10,126
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,745	—	—	—	1,745
Equity securities (2)	6,157	—	—	—	6,157
Total	$7,902	$46,818	$31	$(36,453)	$18,298
Liabilities:
Energy commodity derivatives	$—	$89,283	$—	$(87,199)	$2,084
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	2,805	(31)	2,774
Power exchange agreement	—	—	2,488	—	2,488
Power option agreement	—	—	1	—	1
Foreign currency exchange derivatives	—	45	—	—	45
Interest rate swap derivatives	—	7,831	—	(970)	6,861
Total	$—	$97,159	$5,294	$(88,200)	$14,253

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
Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed

AVISTA CORPORATION

in the table above excludes cash and cash equivalents of $0.4 million as of June 30, 2019 and $0.5 million as of December 31, 2018.
Level 3 Fair Value
Under the power exchange agreement, which expired on June 30, 2019, the Company purchased power at a price that was based on the average operating and maintenance (O&M) charges from three surrogate nuclear power plants around the country. To estimate the fair value of this agreement, the Company estimated the difference between the purchase price based on the future O&M charges and forward prices for energy. The Company compared the Level 2 brokered quotes and forward price curves described above to an internally developed forward price which was based on the average O&M charges from the three surrogate nuclear power plants for the current year. The Company estimated the volumes of the transactions that would take place in the future based on historical average transaction volumes per delivery year (November to April). Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of June 30, 2019 (dollars in thousands):

Fair Value (Net) at
	June 30, 2019	Valuation Technique	Unobservable Input	Range
Natural gas exchange agreement	$(2,992)	Internally derived weighted average cost of gas	Forward purchase prices	$1.37 - $2.30/mmBTU

			Forward sales prices	$1.45 - $3.62/mmBTU
			Purchase volumes	118,162 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs

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
The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Three months ended June 30, 2019:
Balance as of April 1, 2019	$(2,104)	$(612)	$(2,716)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(829)	1,454	625
Settlements	(59)	(842)	(901)
Ending balance as of June 30, 2019 (2)	$(2,992)	$—	$(2,992)

AVISTA CORPORATION

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Three months ended June 30, 2018:
Balance as of April 1, 2018	$(2,805)	$(10,163)	$(12,968)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(768)	2,597	1,829
Settlements	93	1,221	1,314
Ending balance as of June 30, 2018 (2)	$(3,480)	$(6,345)	$(9,825)
Six months ended June 30, 2019:
Balance as of January 1, 2019	$(2,774)	$(2,488)	$(5,262)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	8,148	436	8,584
Settlements	(8,366)	2,052	(6,314)
Ending balance as of June 30, 2019 (2)	$(2,992)	$—	$(2,992)

Six months ended June 30, 2018:
Balance as of January 1, 2018	$(3,164)	$(13,245)	$(16,409)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(565)	720	155
Settlements	249	6,180	6,429
Ending balance as of June 30, 2018 (2)	$(3,480)	$(6,345)	$(9,825)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 12. COMMON STOCK
The Company has entered into four separate sales agency agreements under which the sales agents may offer and sell new shares of the Company’s common stock from time to time. During the three and six months ended June 30, 2019 the Company issued 0.4 million shares under the sales agency agreements. These agreements provide for the offering of a maximum of approximately 4.6 million shares, of which approximately 4.2 million remain unissued as of June 30, 2019. Subject to the satisfaction of customary conditions, the Company has the right to increase the maximum number of shares that may be offered under these agreements subject to regulatory approval.
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $2,006 and $2,091, respectively	$7,545	$7,866

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three and six months ended June 30 (dollars in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended June 30,		Six months ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2019	2018	2019	2018	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$(200)	$(228)	$(400)	$(456)	(a)
Amortization of net loss	3,755	2,995	7,416	5,990	(a)
Adjustment due to effects of regulation	(3,352)	(2,509)	(6,610)	(5,017)	(a)
	203	258	406	517	Total before tax
	(42)	(54)	(85)	(109)	Tax expense
	$161	$204	$321	$408	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 7 for additional details).
NOTE 14. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Avista Corp. shareholders	$25,319	$25,577	$141,113	$80,467
Denominator:
Weighted-average number of common shares outstanding-basic	65,894	65,677	65,814	65,658
Effect of dilutive securities:
Performance and restricted stock awards	69	306	69	299
Weighted-average number of common shares outstanding-diluted	65,963	65,983	65,883	65,957
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.38	$0.39	$2.14	$1.23
Diluted	$0.38	$0.39	$2.14	$1.22
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

AVISTA CORPORATION

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
On June 20, 2019, Avista Corp. filed testimony with the WUTC in the remand case. In Avista Corp.'s testimony, it asserted that the potential amount to return to customers is limited to the 2015 general rate cases because in subsequent Washington general rate cases (specifically those approved in December 2016), the WUTC did not include any attrition allowance on rate base. In

AVISTA CORPORATION

the remand testimony the Company also asserted that no refund is due to customers for the 2015 general rate cases because actual 2016 electric rate base was greater than the 2016 electric rate base allowed in the general rate case, which included an attrition allowance. In addition, while 2016 actual natural gas rate base was slightly lower than the rate base allowed in the general rate case including the attrition allowance, any over-earnings were offset by the earnings sharing mechanism that allowed for a refund to customers.
Even though the Company believes the issue only relates to the 2015 general rate cases and no refund is due to customers, the Company cannot predict the outcome of this matter at this time and cannot estimate how much, if any, it could be required to refund to customers.
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
The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2019:
Operating revenues	$289,808	$8,743	$298,551	$2,261	$—	$300,812
Resource costs	88,506	(67)	88,439	—	—	88,439
Other operating expenses (2)	84,602	3,129	87,731	6,332	—	94,063
Depreciation and amortization	53,070	2,409	55,479	155	—	55,634
Income (loss) from operations	40,978	3,016	43,994	(4,226)	—	39,768
Interest expense (3)	24,316	1,595	25,911	148	(197)	25,862
Income taxes	(2,947)	380	(2,567)	826	—	(1,741)
Net income attributable to Avista Corp. shareholders	21,219	1,076	22,295	3,024	—	25,319
Capital expenditures (4)	103,297	3,076	106,373	22	—	106,395
For the three months ended June 30, 2018:
Operating revenues	$302,222	$10,482	$312,704	$6,594	$—	$319,298
Resource costs	103,022	2,947	105,969	—	—	105,969
Other operating expenses (2) (5)	78,848	3,213	82,061	6,543	—	88,604
Depreciation and amortization	44,186	1,465	45,651	199	—	45,850
Income (loss) from operations (5)	50,848	2,579	53,427	(148)	—	53,279
Interest expense (3)	24,428	896	25,324	382	(234)	25,472
Income taxes	4,735	446	5,181	28	—	5,209
Net income attributable to Avista Corp. shareholders	24,252	1,282	25,534	43	—	25,577
Capital expenditures (4)	97,963	3,352	101,315	338	—	101,653

AVISTA CORPORATION

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the six months ended June 30, 2019:
Operating revenues	$667,510	$19,624	$687,134	$10,159	$—	$697,293
Resource costs	227,218	(1,432)	225,786	—	—	225,786
Other operating expenses (2)	185,185	6,188	191,373	13,687	—	205,060
Depreciation and amortization	99,577	4,816	104,393	364	—	104,757
Income (loss) from operations	101,202	9,529	110,731	(3,892)	—	106,839
Interest expense (3)	48,580	3,191	51,771	736	(637)	51,870
Income taxes	25,597	1,743	27,340	936	—	28,276
Net income attributable to Avista Corp. shareholders	133,120	4,628	137,748	3,365	—	141,113
Capital expenditures (4)	195,606	4,382	199,988	184	—	200,172
For the six months ended June 30, 2018:
Operating revenues	$690,976	$24,145	$715,121	$13,538	$—	$728,659
Resource costs	254,687	5,900	260,587	—	—	260,587
Other operating expenses (2)	153,987	6,044	160,031	13,367	—	173,398
Depreciation and amortization	87,453	2,931	90,384	380	—	90,764
Income (loss) from operations	138,993	8,701	147,694	(209)	—	147,485
Interest expense (3)	48,393	1,790	50,183	717	(399)	50,501
Income taxes	15,152	1,910	17,062	(1,143)	—	15,919
Net income (loss) attributable to Avista Corp. shareholders	79,792	5,054	84,846	(4,379)	—	80,467
Capital expenditures (4)	179,139	3,993	183,132	552	—	183,684
Total Assets:
As of June 30, 2019:	$5,520,529	$277,934	$5,798,463	$107,753	$(28,288)	$5,877,928
As of December 31, 2018:	$5,458,104	$272,950	$5,731,054	$87,050	$(35,528)	$5,782,576

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.

(2)
Other operating expenses for Avista Utilities for the three and six months ended June 30, 2019 and 2018 include merger transaction costs which are separately disclosed on the Condensed Consolidated Statements of Income.

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
Termination of the Merger Agreement
Due to the denial of the proposed merger by certain of the Company's regulatory commissions, on January 23, 2019, Avista Corp., Hydro One and certain subsidiaries thereof, entered into a Termination Agreement indicating their mutual agreement to terminate the Merger Agreement, effective immediately. Pursuant to the terms of the Termination Agreement, Hydro One paid Avista Corp. a $103 million termination fee on January 24, 2019. The termination fee was used for reimbursing the Company's transaction costs incurred from 2017 to 2019. The balance of the termination fee remaining after payment of 2019 transaction costs and applicable income taxes was used for general corporate purposes and reduced the Company's need for external financing. The 2019 costs totaled $19.7 million pre-tax and included financial advisers' fees, legal fees, consulting fees and employee time.
Other Information Related to the Terminated Acquisition
Due to the termination of the acquisition, all the financial commitments that were included in the various settlement agreements with the commissions for the proposed acquisition will not be required to be performed or observed.

AVISTA CORPORATION

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
NOTE 18. SALE OF METALfx
In April 2019, Bay Area Manufacturing, Inc., a non-regulated subsidiary of Avista Corp., entered into a definitive agreement to sell its interest in METALfx to an independent third party. The transaction was a stock sale for a total cash purchase price of $17.5 million plus cash on-hand, subject to customary closing adjustments. The transaction closed on April 18, 2019, and as of that date the Company has no further involvement with METALfx.
The purchase price of $17.5 million, as adjusted, was divided among the security holders of METALfx, including the minority shareholder, pro rata based on ownership (Avista Corp. owned 89.2 percent of the equity of METALfx). As required under the purchase agreement, $1.2 million (7 percent of the purchase price) will be held in escrow for 24 months from the closing of the transaction to satisfy certain indemnification obligations.
When all escrow amounts are released, the sales transaction is expected to provide cash proceeds to Avista Corp., net of payments to the minority holder, contractually obligated compensation payments and other transaction expenses, of $16.5 million and result in a net gain after-tax of $2.3 million. The Company expects to receive the full amount of its portion of the escrow accounts; therefore, the full amounts are included in the gain calculation. The gross gain is included in "Other income," the transaction expenses paid are included in "Non-utility Other operating expenses" and any taxes associated with the sale are included in "Income tax expense" on the Condensed Consolidated Statements of Income.
Prior to the completion of the sales transaction, METALfx was not a reportable business segment and was included in other in the business segment footnote at Note 16. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on the Company's ongoing operations,

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Avista Corporation
Spokane, Washington
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of June 30, 2019, and the related condensed consolidated statements of income, comprehensive income and equity for the three-month and six-month periods ended June 30, 2019 and 2018 and the related cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 6, 2019

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
Business Segments
Our business segments have not changed during the six months ended June 30, 2019. See the 2018 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Avista Utilities	$21,219	$24,252	$133,120	$79,792
AEL&P	1,076	1,282	4,628	5,054
Other	3,024	43	3,365	(4,379)
Net income attributable to Avista Corp. shareholders	$25,319	$25,577	$141,113	$80,467
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $25.3 million for the three months ended June 30, 2019, a slight decrease from $25.6 million for the three months ended June 30, 2018. Net income was $141.1 million for the six months ended June 30, 2019, compared to $80.5 million for the six months ended June 30, 2018. The results for both the three and six months ended June 30, 2019 reflect, among other things, the positive impact of non-recurring events, as discussed below.
The increase in net income for the year-to-date was due to an increase in net income at Avista Utilities and our other businesses, partially offset by a decrease in net income at AEL&P. For the second quarter, net income at Avista Utilities and AEL&P decreased, while net income at our other businesses increased.
For the year-to-date, Avista Utilities' net income increased due to the receipt of a $103 million termination fee from Hydro One (see "Note 17 of the Notes to Condensed Consolidated Financial Statements"), as well as the positive impact of general rate increases and customer growth. These increases were partially offset by final transaction costs for the Hydro One transaction, taxes associated with the termination fee, increased transmission and distribution operating and maintenance costs (other operating expenses), a $7 million donation commitment to the local community and increased depreciation and amortization. For the second quarter, Avista Utilities' net income decreased due to increased transmission and distribution operating and maintenance costs (other operating expenses), donation commitment costs and depreciation and amortization, partially offset by the positive impact of general rate increases and customer growth.
AEL&P net income decreased primarily due to an increase in other operating expenses and a decrease in operating revenues.
The increase in net income at our other businesses for the second quarter and year-to-date was primarily due to the sale of METALfx and increased earnings from equity investments. In addition, 2018 included an impairment of one of our investments and expenses associated with a renovation project.
More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.
General Rate Cases and Regulatory Lag
We expect to experience regulatory lag during the period 2019 through 2021 due to the delay in general rate case filings related to the terminated Hydro One transaction and our continued investment in utility infrastructure. In April, we filed general rates cases in Washington that are two-year rate plans. We filed an electric only general rate case in Idaho in June and we filed a natural gas general rate case in Oregon in March (with a settlement in Oregon reached in July 2019). We expect these cases to provide rate relief in early 2020 and begin reducing the regulatory lag that we have been experiencing. Going forward, we will continue to strive to reduce the regulatory timing lag and more closely align our earned returns with those authorized by 2022. This will require adequate and timely rate relief in our jurisdictions. See "Regulatory Matters" for additional discussion of the 2019 general rate cases.

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
On June 20, 2019, Avista Corp. filed testimony with the WUTC in the remand case. In our testimony we asserted that the potential amount to return to customers is limited to the 2015 general rate cases and we also asserted that no refund is due to customers. Even though we believe no refund is due to customers, we cannot predict the outcome of this matter at this time. See "Note 15 of the Notes to Condensed Consolidated Financial Statements" for further discussion of this matter.
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

AVISTA CORPORATION

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
As a part of these general rate cases, we are also seeking to extend our electric and natural gas decoupling mechanisms for an additional five years (through March 31, 2025). During the second quarter of 2019, we filed a motion to consolidate our ERM filing with our 2019 Washington general rate case and our motion was approved by the WUTC and the ERM refund will now be considered with the 2019 Washington general rate cases.

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
TCJA Proceedings
On May 31, 2018, the IPUC approved an all-party settlement agreement related to the income tax benefits associated with the TCJA. Effective June 1, 2018, current customer rates were reduced to reflect the reduction of the federal income tax rate to 21 percent, and the amortization of the regulatory liability for plant-related excess deferred income taxes. This reduction reduces annual electric rates by $13.7 million (or 5.3 percent reduction to base rates) and natural gas rates by $2.6 million (or 6.1 percent reduction to base rates).
In March 2019, the IPUC approved an all-party settlement agreement related to the electric tax benefits that were set aside for Colstrip in the 2017 general rate case order. In the approved settlement agreement, the parties agreed to utilize approximately $6.4 million ($5.1 million when tax-effected) of the electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4, to reflect a remaining useful life of those units through December 31, 2027. The remaining tax benefits of approximately $5.8 million will be returned to customers through a temporary rate reduction over a period of one year beginning on April 1, 2019. The tax benefits being utilized are related to non-plant excess deferred income taxes, and the customer refund liability that was established in 2018 related to the change in federal income tax expense for the period January 1, 2018 to May 31, 2018.
2019 General Rate Cases
On June 10, 2019, we filed an electric general rate request with the IPUC that is designed to increase annual base electric revenues by $5.3 million (or 2.1 percent). Our request is based on a proposed ROR of 7.55 percent with a common equity ratio of 50.0 percent and a 9.9 percent ROE.
The purpose of our general rate case request is to recover costs associated with the need to replace infrastructure that has reached the end of its useful life and to make technology investments required to build an integrated energy services grid.
Among the projects included in the filing are:

•	The upgrade of generating units and other equipment at our Little Falls Dam, which will provide more generating capacity.

•
Our distribution grid modernization program that rebuilds and upgrades electric feeders in the system, replacing old equipment such as poles, conductor, and transformers to improve service reliability, capture energy efficiency savings and improve operational ability.

•	Ongoing management and replacement of electric distribution wood poles through our wood pole management program.

•	The rebuild of substations that have reached the end of their useful life or have reached full capacity.

•	Technology upgrades that will support necessary business processes and operational efficiencies.
The IPUC has up to nine months to review the general rate case filings and issue a decision.

AVISTA CORPORATION

Oregon General Rate Cases
2019 General Rate Case
In July 2019, Avista Corp. and all of the parties to our natural gas general rate case filing reached agreement on certain issues, and a partial settlement agreement has been filed with the OPUC for its consideration. The partial settlement includes agreement among the parties on the cost of capital and certain smaller adjustments related to employee benefits and other expenses. In addition, the parties agreed to a future independent review of interest rate hedging practices, with any recommendations based on the results and findings in the final report to be applicable only on a prospective basis and to not apply to any prior interest rate hedging activity. The agreed-upon ROR is 7.24 percent, with a common equity ratio of 50 percent and a 9.4 percent ROE, both of which represent a continuation of existing authorized levels.
The agreement on the elements in the partial settlement results in a reduction in our originally filed revenue increase request from $6.7 million to $5.4 million.
On July 26, 2019, we filed a Motion to Suspend Portions of the Procedural Schedule, noticing the OPUC that all parties in the general rate case have reached a settlement-in-principle resolving all remaining issues in the case. The parties committed to filing the settlement stipulation, supporting testimony, and other documents no later than August 14, 2019.
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
AMI Project
In March 2016, the WUTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our plans to replace our existing electric meters with new two-way digital meters and the related software and support services through our AMI project in Washington State. As of June 30, 2019, the estimated future undepreciated value for the existing electric meters was $21.0 million. In September 2017, the WUTC also approved our request to defer the undepreciated net book value of existing natural gas encoder receiver transmitters (ERT) (consistent with the accounting treatment we obtained on our existing electric meters) that will be retired as part of the AMI project. As of June 30, 2019, the estimated future undepreciated value for the existing natural gas ERTs was $4.2 million. Replacement of the electric meters and natural gas ERTs began during the second half of 2018 and is ongoing.
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
Avista Utilities
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural

AVISTA CORPORATION

gas costs among all jurisdictions were an asset of $2.5 million ($4.3 million in assets and $1.9 million in liabilities) as of June 30, 2019 and a liability of $40.7 million as of December 31, 2018. The liability decreased from the prior year primarily due to higher natural gas prices in 2019 as compared to the current year PGA rates.
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. See the 2018 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM were a liability of $35.2 million as of June 30, 2019, compared to a liability of $34.4 million as of December 31, 2018. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.
The cumulative rebate balance exceeds $30 million and as a result, our 2019 filing contained a proposed rate refund, effective July 1, 2019 over a three-year period. During the second quarter of 2019 we filed a motion to consolidate this ERM filing with our 2019 Washington general rate case (which was filed on April 30, 2019). In our motion, we requested that the WUTC withhold the refund associated with the ERM for use in the 2019 general rate case rather than passing it back to customers over the three-year period that was proposed in the ERM filing. Our motion was approved by the WUTC and the ERM refund will now be considered with the 2019 Washington general rate cases.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a liability of $4.1 million as of June 30, 2019, compared to a liability of $7.6 million as of December 31, 2018. These deferred power cost balances represent amounts due to customers.
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
Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $19.4 million as of June 30, 2019 and $13.9 million as of December 31, 2018. These decoupling assets represent amounts due from customers. Total net earnings sharing balances among all jurisdictions were regulatory liabilities of $0.9 million as of June 30, 2019 and $1.5 million as of December 31, 2018. These earnings sharing liabilities represent amounts due to customers.
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

AVISTA CORPORATION

Three months ended June 30, 2019 compared to the three months ended June 30, 2018
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the second quarter of 2018 to the second quarter of 2019, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased at both Avista Utilities and AEL&P. Avista Utilities' revenues decreased primarily from a decrease in retail electric and natural gas revenues (primarily from a decrease in decoupling rates and PGA rates, which are included in rates billed to retail customers), as well as a decrease in sales of fuel. These decreases were partially offset by an increase from decoupling, general rate increases and customer growth. AEL&P's revenues decreased due to a decrease in retail rates associated with the federal income tax law change, as well as a decrease in sales volumes due to weather that was warmer than normal and warmer than the prior year.
Non-utility revenues decreased due to the sale of METALfx, which occurred in April 2019.
Utility resource costs decreased at both Avista Utilities and AEL&P. The decrease at Avista Utilities was primarily from a decrease in net power supply costs (resource costs less wholesale revenues) due to lower purchased power prices and natural gas fuel prices. The decrease at AEL&P was due to a decrease in deferred power supply expenses, as well as the adoption of the new lease standard on January 1, 2019, which resulted in the reclassification of Snettisham power purchase costs from resource costs to depreciation and amortization and interest expense in 2019. See "Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements" for further information regarding the adoption of the new lease standard.
The increase in utility other operating expenses was due to an increase at Avista Utilities. The increase at Avista Utilities was the result of a $7.0 million donation commitment made to fund initiatives to strengthen our local communities, which was recorded in the second quarter 2019. Also, there was an increase in generation, transmission and distribution operating and maintenance costs.
The merger transaction costs are related to the terminated Hydro One acquisition. These costs decreased for the second quarter of 2019 because there were very few activities related to the terminated merger during the second quarter of 2019 other than final wrap-up of the transaction. None of the acquisition costs are being passed through to customers.
Utility depreciation and amortization increased due to additions to utility plant and from a March 2019 settlement in Idaho, which allowed us to utilize approximately $6.4 million ($5.1 million when tax-effected) of the electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4, to reflect a remaining useful life of those units through December 31, 2027. This amount was recorded as a one-time charge to depreciation expense in the second quarter of 2019, with an offsetting amount included in income tax expense.
The increase in other income was primarily related to the gain on the sale of METALfx during the second quarter of 2019. See "Note 18 of the Notes to Condensed Consolidated Financial Statements" for further details of the sales transaction.
Income taxes decreased primarily due to the settlement agreement in Idaho related to Colstrip depreciation and the usage of electric tax benefits to offset the accelerated depreciation. Our effective tax rate was negative 7.5 percent for the second quarter of 2019 compared to 16.9 percent for the second quarter of 2018. We expect our full year 2019 effective tax rate to be

AVISTA CORPORATION

approximately 16 percent to 17 percent. See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the six months ended June 30, 2018 to the six months ended June 30, 2019, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased at both Avista Utilities and AEL&P. Avista Utilities' revenues decreased primarily from a decrease in wholesale electric revenues (mostly a decrease in volumes), as well as a decrease in sales of fuel. These items decreased due to lower than normal hydroelectric generation, which resulted in less optimization of the system. These decreases were partially offset by general rate increases and customer growth. AEL&P's revenues decreased due to a decrease in retail rates associated with the federal income tax law change, as well as a decrease in sales volumes due to weather that was warmer than normal and warmer than the prior year.
Utility resource costs decreased at both Avista Utilities and AEL&P. The decrease at Avista Utilities was primarily from a decrease in net power supply costs (resource costs less wholesale revenues) due to lower purchased power prices, partially offset by an increase in natural gas resource costs. The decrease at AEL&P was due to a decrease in deferred power supply expenses, as well as the adoption of the new lease standard on January 1, 2019. See "Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements" for further information regarding the adoption of the new lease standard.
The increase in utility other operating expenses was due to an increase at Avista Utilities and a slight increase at AEL&P. The increase at Avista Utilities was the result of the donation commitment described above, which was recorded in the second quarter 2019. Also, there was an increase in generation, transmission and distribution operating and maintenance costs.
The merger transaction costs are related to the terminated Hydro One acquisition. These costs increased for the year-to-date 2019 because 2019 includes financial advisers' fees, legal fees, consulting fees and employee time, whereas the second quarter of 2018 consisted primarily of employee time incurred directly related to the transaction. None of the acquisition costs are being passed through to customers.
Utility depreciation and amortization increased mainly due to the settlement in Idaho described above, as well as additions to utility plant.
The merger termination fee was received from Hydro One due to the mutual agreement to terminate the proposed acquisition. See "Note 17 of the Notes to Condensed Consolidated Financial Statements" for additional discussion.
The increase in other was primarily related to the gain on the sale of METALfx during the second quarter of 2019. Also, 2018 included an impairment of an investment and additional charges associated with a renovation, whereas 2019 included earnings from our investments. See "Note 18 of the Notes to Condensed Consolidated Financial Statements" for further details of the sales transaction.
Income taxes decreased primarily due to the settlement agreement in Idaho related to Colstrip depreciation. Our effective tax rate was 16.7 percent for 2019, compared to 16.5 percent for 2018. We expect our full year 2019 effective tax rate to be

AVISTA CORPORATION

approximately 16 percent to 17 percent. See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.
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
Results of Operations - Avista Utilities
Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Utility Operating Revenues
The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues, and deferrals/amortizations to customers related to federal income tax law changes.
Total electric operating revenues in the graph above include intracompany sales of $6.0 million and $2.0 million for the three months ended June 30, 2019 and June 30, 2018, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended June 30 (dollars in thousands):

	Electric Decoupling Revenues
	2019	2018
Current year decoupling deferrals (a)	$5,159	$6,274
Amortization of prior year decoupling deferrals (b)	533	(3,396)
Total electric decoupling revenue	$5,692	$2,878

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

Total electric revenues decreased $6.0 million for the second quarter of 2019 as compared to the second quarter of 2018 primarily due to the following:

•	a $3.8 million decrease in retail electric revenue due to a decrease in total MWhs sold (decreased revenues $0.5 million) and a decrease in revenue per MWh (decreased revenues $3.3 million).

◦
The slight decrease in total retail MWhs sold was the result of a decrease in industrial sales volumes, partially offset by an increase in residential sales volumes and customer growth. Compared to the second quarter of 2018, residential electric use per customer increased 2 percent and commercial use per customer decreased 1 percent. Heating degree days in Spokane were 23 percent below normal and consistent with the second quarter of 2018. Cooling degree days in Spokane were 42 percent above normal and 62 percent above the second quarter of 2018.

◦
The decrease in revenue per MWh was primarily due to a decrease in decoupling rates (as our decoupling surcharges were larger in prior years, which resulted in higher surcharge rates in 2018 as compared to rebates in 2019) and decreases associated with the lower corporate tax rate. This was partially offset by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019).

AVISTA CORPORATION

•
a $1.9 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $6.4 million), partially offset by a decrease in sales volumes (decreased revenues $4.5 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•	a $9.7 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities.

•
a $2.8 million increase in electric decoupling revenue. Weather was warmer than normal in the second quarter of 2019, reducing the demand for electric heating, which resulted in decoupling deferral surcharges related to the current year. There was also the amortization of decoupling rebates from prior years.

•
the $2.7 million increase in other electric revenues was primarily related to federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates had the 35 percent corporate tax rate built in from prior general rate cases, we deferred the impact of the change in the first quarter of 2018. Effective May 1, 2018 in Washington and June 1, 2018 in Idaho, base rates reflect the lower 21 percent corporate tax.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended June 30 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues, and deferrals/amortizations to customers related to federal income tax law changes.

Total natural gas operating revenues in the graph above include intracompany sales of $6.5 million and $7.3 million for the three months ended June 30, 2019 and June 30, 2018, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended June 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2019	2018
Current year decoupling deferrals (a)	$3,138	$2,458
Amortization of prior year decoupling deferrals (b)	895	(1,767)
Total natural gas decoupling revenue	$4,033	$691

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

Total natural gas revenues decreased $3.2 million for the second quarter of 2019 as compared to the second quarter of 2018 primarily due to the following:

•	a $4.1 million decrease in natural gas retail revenues due to lower retail rates (decreased revenues $4.9 million), partially offset by an increase in volumes (increased revenues $0.8 million).

◦
We sold more retail natural gas in the second quarter of 2019 as compared to the second quarter of 2018 primarily due to customer growth as use per customer decreased slightly due to warmer weather. Compared to second quarter of 2018, residential use per customer decreased 2 percent and commercial use per customer decreased 1 percent. Heating degree days in Spokane were 23 percent below normal, and consistent with the second quarter of 2018. Heating degree days in Medford were 24 percent below normal, and 1 percent below the second quarter of 2018.

◦
Lower retail rates were due to PGAs and rate decreases associated with the lower corporate tax rate and decoupling rate decreases (as our decoupling surcharges were larger in prior years, which resulted in higher surcharge rates in 2018 as compared to rebates in 2019), partially offset by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019).

AVISTA CORPORATION

•
a $2.2 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $6.7 million), partially offset by an increase in volumes (increased revenues $4.5 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
a $3.4 million increase in natural gas decoupling revenue. Weather was warmer than normal in the second quarter of 2019, reducing the demand for natural gas heating, which resulted in decoupling deferral surcharges related to the current year. There was also the amortization of decoupling rebates from prior years.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended June 30:

	Electric Customers		Natural Gas Customers
	2019	2018	2019	2018
Residential	344,342	339,010	321,136	313,782
Commercial	42,922	42,539	35,835	35,480
Interruptible	—	—	48	39
Industrial	1,307	1,312	241	246
Public street and highway lighting	606	594	—	—
Total retail customers	389,177	383,455	357,260	349,547
Utility Resource Costs
The following graphs present Avista Utilities' resource costs for the three months ended June 30 (dollars in millions):
Total electric resource costs in the graph above include intracompany resource costs of $6.5 million and $7.3 million for the three months ended June 30, 2019 and June 30, 2018, respectively.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $6.0 million and $2.0 million for the three months ended June 30, 2019 and June 30, 2018, respectively.
Total electric resource costs decreased $10.2 million for the second quarter of 2019 as compared to the second quarter of 2018 primarily due to the following:

•
a $3.7 million increase in purchased power costs due to an increase in wholesale prices (increased costs $8.0 million), partially offset by a decrease in the volume of power purchases (decreased costs $4.3 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•	a $0.7 million decrease in fuel for generation primarily due to a slight decrease in thermal generation volumes.

•
an $8.3 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	a $6.2 million decrease from net amortizations and deferrals of power costs.

•	a $1.2 million net increase from other regulatory amortizations and other electric resource costs.
Total natural gas resource costs decreased $1.0 million for the second quarter of 2019 as compared to the second quarter of 2018 primarily due to the following:

•
a $0.3 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $5.9 million), partially offset by an increase in total therms purchased (increased costs $5.6 million).

•	a $1.1 million decrease from net amortizations and deferrals of natural gas costs.

•	a $0.4 million increase from other regulatory amortizations.

AVISTA CORPORATION

Utility Margin
The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues	$229,591	$235,558	$72,766	$75,946	$(12,549)	$(9,282)	$289,808	$302,222
Resource costs	65,564	75,766	35,491	36,538	(12,549)	(9,282)	88,506	103,022
Utility margin	$164,027	$159,792	$37,275	$39,408	$—	$—	$201,302	$199,200
Electric utility margin increased $4.2 million and natural gas utility margin decreased $2.1 million.
Electric utility margin increased primarily due to a decrease in net power supply costs. The decrease in net power supply costs was due to lower purchased power prices and natural gas fuel prices. For the second quarter of 2019, we had a $6.0 million pre-tax benefit under the ERM in Washington, compared to a $1.0 million pre-tax benefit for the second quarter of 2018. For the full year of 2019, we expect to be in a benefit position under the ERM within the 75 percent customer/25 percent Company sharing band.
Electric utility margin was also positively impacted by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019), and customer growth.
Natural gas utility margin benefited in the second quarter of 2018 from the implementation of new base rates implemented on May 1, 2018 in Washington and June 1, 2018 in Idaho to reflect the lower 21 percent corporate tax rate. During the first quarter of 2018, we estimated the impact of the change in the base rates. This estimate was reduced in the second quarter of 2018 based on commission orders.
Offsetting the impact of changes in the corporate tax rate, natural gas utility margin was positively impacted by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019), and customer growth.
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

AVISTA CORPORATION

Six months ended June 30, 2019 compared to the six months ended June 30, 2018
Utility Operating Revenues
The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues, and deferrals/amortizations to customers related to federal income tax law changes.
Total electric operating revenues in the graph above include intracompany sales of $25.7 million and $8.9 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the six months ended June 30 (dollars in thousands):

	Electric Decoupling Revenues
	2019	2018
Current year decoupling deferrals (a)	$2,478	$10,286
Amortization of prior year decoupling deferrals (b)	1,609	(8,276)
Total electric decoupling revenue	$4,087	$2,010

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

Total electric revenues decreased $12.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to the following:

•
a $2.6 million decrease in retail electric revenue due to a decrease in revenue per MWh (decreased revenues $10.1 million), partially offset by an increase in total MWhs sold (increased revenues $7.5 million).

◦
The decrease in revenue per MWh was primarily due to a decrease in decoupling rates (as our decoupling surcharges were larger in prior years, which resulted in higher surcharge rates in 2018 as compared to rebates in 2019) and decreases associated with the lower corporate tax rate. This was partially offset by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019).

◦
The increase in total retail MWhs sold was the result of weather that was cooler than the prior year during the first quarter heating season (which increased electric heating loads), and customer growth. Compared to the six months ended June 30, 2018, residential electric use per customer increased 3 percent and commercial use per customer was relatively consistent. Heating degree days in Spokane were 4 percent above normal and 13 percent above the first six months of 2018. Year-to-date 2019 cooling degree days were 42 percent above normal and 62 percent above the prior year.

•
a $17.3 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $21.4 million), partially offset by an increase in sales prices (increased revenues $4.1 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•	a $10.9 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities.

•	a $2.1 million increase in electric revenue due to decoupling.

•
the $16.9 million increase in other electric revenues was primarily related to federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates had the 35 percent corporate tax rate built in from prior general rate cases, we deferred the impact of the change in the first quarter of 2018. Effective May 1, 2018 in Washington and June 1, 2018 in Idaho, base rates reflect the lower 21 percent corporate tax.

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

Total natural gas operating revenues in the graph above include intracompany sales of $30.3 million and $17.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in natural gas operating revenues for the six months ended June 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2019	2018
Current year decoupling deferrals (a)	$(2,968)	$2,606
Amortization of prior year decoupling deferrals (b)	3,948	(6,986)
Total natural gas decoupling revenue	$980	$(4,380)

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

Total natural gas revenues increased $18.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to the following:

•	an $8.3 million decrease in natural gas retail revenues due lower retail rates (decreased revenues $25.5 million), partially offset by an increase in volumes (increased revenues $17.2 million).

◦
We sold more retail natural gas in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to cooler weather during the heating season, and customer growth. Compared to the first six months of 2018, residential natural gas use per customer increased 9 percent and commercial use per customer increased 11 percent. Heating degree days in Spokane were 4 percent above normal and 13 percent above the first six months of 2018. Heating degree days in Medford were 1 percent above normal, and 6 percent above the first six months of 2018.

◦
Lower retail rates were due to PGAs and rate decreases associated with the lower corporate tax rate and decoupling rate decreases (as our decoupling surcharges were larger in prior years, which resulted in higher surcharge rates in 2018 as compared to rebates in 2019), partially offset by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019).

•
a $13.9 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $4.3 million) and an increase in volumes (increased revenues $9.6 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
a $5.4 million increase in natural gas revenue due to decoupling. Weather was cooler than normal in the first six months of 2019, which increased demand for natural gas heating, which resulted in decoupling rebates related to the current year. This was partially offset by the amortization of decoupling rebates from prior years.

•
the $7.1 million increase in other natural gas revenues was primarily related to federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates had the 35 percent corporate tax rate built in from prior general rate cases, we deferred the impact of the change beginning January 1, 2018. Effective May 1, 2018 in Washington, June 1, 2018 in Idaho and March 1, 2019 in Oregon, base rates reflect the lower 21 percent corporate tax.

AVISTA CORPORATION

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the six months ended June 30:

	Electric Customers		Natural Gas Customers
	2019	2018	2019	2018
Residential	344,140	339,114	320,309	313,515
Commercial	42,898	42,582	35,771	35,493
Interruptible	—	—	45	39
Industrial	1,310	1,317	240	247
Public street and highway lighting	604	591	—	—
Total retail customers	388,952	383,604	356,365	349,294

Utility Resource Costs
The following graphs present Avista Utilities' resource costs for the six months ended June 30 (dollars in millions):
Total electric resource costs in the graph above include intracompany resource costs of $30.3 million and $17.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $25.7 million and $8.9 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
Total electric resource costs decreased $15.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to the following:

•
a $2.4 million decrease in purchased power due to a decrease in the volume of power purchases (decreased costs $15.3 million), partially offset by an increase in wholesale prices (increased costs $12.9 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the period.

•	a $7.2 million increase in fuel for generation primarily due to an increase in thermal generation, as well as natural gas fuel prices.

•
a $7.5 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	a $17.3 million decrease from amortizations and deferrals of power costs.

•	a $4.7 million increase in other regulatory amortizations and other electric resource costs.
Total natural gas resource costs increased $17.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to the following:

•
a $51.9 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $31.9 million) and an increase in total therms purchased (increased costs $20.0 million). Total therms purchased increased due to an increase in retail sales and wholesale sales.

•	a $36.8 million decrease from amortizations and deferrals of natural gas costs, primarily reflecting higher natural gas prices.

•	a $2.2 million increase in other regulatory amortizations.

AVISTA CORPORATION

Utility Margin
The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to utility margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues	$486,058	$498,035	$237,443	$219,394	$(55,991)	$(26,453)	$667,510	$690,976
Resource costs	159,445	174,656	123,764	106,484	(55,991)	(26,453)	227,218	254,687
Utility margin	$326,613	$323,379	$113,679	$112,910	$—	$—	$440,292	$436,289
Electric utility margin increased $3.2 million and natural gas utility margin increased $0.8 million.
Electric utility margin was positively impacted during 2019 by general rate increases in Idaho (effective January 1, 2019) and Washington (effective May 1, 2018), as well as customer growth. For the six months ended June 30, 2019, we recognized a pre-tax benefit of $3.5 million under the ERM in Washington compared to a benefit of $5.8 million for the six months ended June 30, 2018. For the full year of 2019, we expect to be in a benefit position under the ERM within the 75 percent customer/25 percent Company sharing band.
Natural gas utility margin was positively impacted by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019), and customer growth.
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
Results of Operations - Alaska Electric Light and Power Company
Three months ended June 30, 2019 compared to the three months ended June 30, 2018 and six months ended June 30, 2019 compared to the six months ended June 30, 2018
Net income for AEL&P was $1.1 million for the three months ended June 30, 2019 compared to $1.3 million for the three months ended June 30, 2018. Net income was $4.6 million for the six months ended June 30, 2019 compared to $5.1 million for the six months ended June 30, 2018.
The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating revenues	$8,743	$10,482	$19,624	$24,145
Resource costs	(67)	2,947	(1,432)	5,900
Utility margin	$8,810	$7,535	$21,056	$18,245
Electric revenues decreased for the second quarter and year-to-date 2019 primarily due to lower sales volumes to residential and commercial customers for 2019 as compared to 2018. This resulted from weather that was warmer than normal and warmer than the prior year.
Resource costs decreased from the prior year due to the adoption of the new lease standard on January 1, 2019, which resulted in the reclassification of Snettisham power purchase costs from resource costs to depreciation and amortization and interest expense in 2019. See "Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements" for further information regarding the adoption of the new lease standard. In addition, AEL&P had low hydroelectric generation during the first half of 2019, which limited energy provided to their interruptible customers. A portion of the sales to interruptible customers is used to reduce the overall cost of power to AEL&P's firm customers. When interruptible sales are below a certain threshold, AEL&P recognizes a regulatory asset and records a reduction to deferred power supply costs (resource costs) to reflect a future billable amount to its firm customers when the cost of power rates are reset.

AVISTA CORPORATION

Results of Operations - Other Businesses
Net income for our other businesses was $3.0 million for the three months ended June 30, 2019 compared to net income of less than $0.1 million for the three months ended June 30, 2018. Net income was $3.4 million for the six months ended June 30, 2019 compared to net losses of $4.4 million for the six months ended June 30, 2018.
During the second quarter of 2019, we sold METALfx, which resulted in a net gain after-tax of approximately $2.3 million. See "Note 18 of the Notes to Condensed Consolidated Financial Statements" for further discussion of the sale of METALfx.
In addition, during 2019 we had net investment gains associated with our equity investments. This is compared to investment losses during 2018 primarily from an impairment of one of our investments and expenses associated with a renovation project.
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
Liquidity and Capital Resources
Overall Liquidity
Our sources of overall liquidity and the requirements for liquidity have not materially changed in the six months ended June 30, 2019. See the 2018 Form 10-K for further discussion.
As of June 30, 2019, we had $212.4 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2021 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months. We anticipate pursuing an extension to the AEL&P credit facility or entering into a new agreement during 2019.
Review of Cash Flow Statement
Operating Activities
Net cash provided by operating activities was $252.7 million for the six months ended June 30, 2019 compared to $275.4 million for the six months ended June 30, 2018. The decrease in net cash provided by operating activities was primarily due to power and natural gas deferrals which increased during 2019 due to higher natural gas prices during the year (which decreased cash flows by $47.7 million) as compared to an increase to operating cash flows of $6.7 million in 2018. As compared to 2018, changes in accounts receivable resulted in a decrease to operating cash flows of $18.1 million.
The above decreases were partially offset by the receipt of the $103.0 million merger termination fee from Hydro One that is reflected in net income for 2019. The termination fee was used for reimbursing our transaction costs incurred from 2017 to 2019 which totaled approximately $51.0 million, including income taxes. The balance of the termination fee was used for general corporate purposes and reduced our need for external financing. Our total transaction costs were $19.7 million (pre-tax) for 2019 and we also incurred approximately $15.7 million in taxes in 2019 (net of $1.8 million in tax benefits recaptured from 2017 and 2018).
Investing Activities
Net cash used in investing activities was $190.0 million for the six months ended June 30, 2019, compared to $192.9 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, we paid $200.0 million for utility capital expenditures compared to $183.1 million for the six months ended June 30, 2018. Also, during 2019, we received proceeds from the sale of METALfx (net of cash sold and amounts held in escrow) of $16.4 million. This amount is prior to the payment of transaction costs, which are reflected in operating activities.
Financing Activities
Net cash used by financing activities was $60.1 million for the six months ended June 30, 2019, compared to $63.4 million for the six months ended June 30, 2018. Due to the receipt of the termination fee described above, we were able to reduce our short-term borrowings during 2019, as evidenced by the $21.0 million decrease in short-term borrowings. Also, during 2019 we issued $14.9 million of common stock, most of which was under our sales agency agreements in the second quarter.

AVISTA CORPORATION

During 2018, we issued $374.6 million in long-term debt and repaid $276.2 million, as well as paid off $105.4 million of borrowings on our committed line of credit.
Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases (1)	$111,846	2.8%	$107,645	2.8%
Short-term borrowings	169,000	4.2%	190,000	4.9%
Long-term debt to affiliated trusts	51,547	1.3%	51,547	1.3%
Long-term debt and leases (1)	1,822,812	45.1%	1,755,529	45.3%
Total debt	2,155,205	53.4%	2,104,721	54.3%
Total Avista Corporation shareholders’ equity	1,884,034	46.6%	1,773,220	45.7%
Total	$4,039,239	100.0%	$3,877,941	100.0%

(1)
Effective, January 1, 2019, we adopted ASC 842 which resulted in the reclassification of the Snettisham lease from long-term debt, to lease liabilities in 2019. The Snettisham lease amount is included here for this calculation. In addition, operating leases were recorded on the Condensed Consolidated Balance Sheet as of January 1, 2019 and are included here for this calculation. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for further discussion.

Our shareholders’ equity increased $110.8 million during the first six months of 2019 primarily due to net income and the issuance of common stock, partially offset by dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
Committed Lines of Credit
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2021. As of June 30, 2019, there was $212.4 million of available liquidity under this line of credit.
The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of June 30, 2019, we were in compliance with this covenant with a ratio of 53.4 percent.
AEL&P has a $25.0 million committed line of credit that expires in November 2019. As of June 30, 2019, there were no borrowings or letters of credit outstanding under this committed line of credit.
The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of June 30, 2019, AEL&P was in compliance with this covenant with a ratio of 52.5 percent.
Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the six months ended June 30 (dollars in thousands):

	2019	2018
Borrowings outstanding at end of period	$169,000	$—
Letters of credit outstanding at end of period	$18,603	$25,620
Maximum borrowings outstanding during the period	$190,000	$111,000
Average borrowings outstanding during the period	$114,331	$48,442
Average interest rate on borrowings during the period	3.31%	2.37%
Average interest rate on borrowings at end of period	3.26%	—%
The increase in the average interest rates as of and for the six months ended June 30, 2019 was primarily the result of a downgrade in our credit rating by Moody's during December 2018. See the 2018 10-K for further discussion of the downgrade by Moody's.

AVISTA CORPORATION

As of June 30, 2019, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
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
During 2019, we expect to issue approximately $180.0 million of long-term debt and up to $65.0 million of equity (including issuances year-to-date) in order to refinance maturing long-term debt, fund planned capital expenditures and maintain an appropriate capital structure. This represents an increase from our previous estimates primarily to fund the expected increase in 2019 capital expenditures.
After considering the expected issuances of long-term debt and equity during 2019, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.
Capital Expenditures
We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. We estimate capital expenditures at Avista Utilities will be approximately $435.0 million for 2019, which represents an increase from our previous estimate of $405.0 million. The increase is primarily related to increases in capital expenditures for renewable integration and customer growth. See the 2018 Form 10-K for further information on our expected capital expenditures.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had $18.6 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $10.5 million as of December 31, 2018. The increase in letters of credit outstanding was due to additional letters of credit being issued as collateral for energy commodity derivative instruments.
Pension Plan
Avista Utilities
In the six months ended June 30, 2019 we contributed $14.6 million to the pension plan and we expect to contribute a total of $22.0 million in 2019. We expect to contribute a total of $110.0 million to the pension plan in the period 2019 through 2023, with annual contributions of $22.0 million over that period.
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
Contractual Obligations
Our future contractual obligations have not materially changed during the six months ended June 30, 2019. See the 2018 Form 10-K for our contractual obligations.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed during the six months ended June 30, 2019 except for the following:
Colstrip Coal Contract
Colstrip, which is operated by Talen Montana, is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements. The current contract for coal supply extends through 2019; however, the coal mine operator is in bankruptcy and had indicated that it would reject the current contract in its bankruptcy. The co-owners of Colstrip filed objections to the proposed rejection of the coal supply contract and in February 2019, an amended plan of reorganization was

AVISTA CORPORATION

filed in which the proposal to reject the coal supply contract was withdrawn. The court approved the amended plan of reorganization on March 2, 2019, which allows the coal supply contract to remain in effect through 2019. The co-owners of Colstrip are in negotiations for an extension to the coal contract beyond 2019 and at the same time are exploring alternative sources for coal supply. Any new arrangements for coal beyond 2019 may have higher costs than the existing coal supply agreement.
Clean Energy Commitment
On April 18, 2019, we announced a goal to serve our customers with 100 percent clean electricity by 2045 and to have a carbon-neutral supply of electricity by the end of 2027. To help achieve these goals and add to our clean electricity portfolio, in the last three years, we have implemented three renewable energy projects on behalf of our customers, the Community Solar project (0.4 MW) in Spokane Valley, Washington (owned by Avista Corp.), the Solar Select project (28 MW) in Lind, Washington (PPA) and the Rattlesnake Flat Wind project (144 MW) in Adams County, Washington (PPA).
Climate Change - Federal Regulatory Actions
The EPA released the final version of the Affordable Clean Energy (ACE) rule, the replacement for the Clean Power Plan (CPP), in June 2019. EPA’s final rule does not contain any final action on the proposed modifications to the new source review (NSR) program that would provide coal-fired power plants more latitude to make efficiency improvements without triggering pre-construction permit requirements. The final ACE rule combines three distinct EPA actions. First, EPA finalizes the repeal of the CPP.
Second, the EPA finalizes the ACE rule, which comprises EPA’s determination of the Best System of Emissions Reduction (BSER) for existing coal-fired power plants and establishment of the procedures that will govern States’ promulgation of standards of performance for existing EGUs within their borders. EPA sets the final BSER as heat rate efficiency improvements (HRI) based on a range of “candidate technologies” that can be applied inside the fence-line and requires that each State determine which apply to each coal-fired unit based on consideration of remaining useful plant life.
Lastly, EPA finalizes a number of changes to the implementing regulations for the timing of State plans for this and future section 111(d) rulemakings. With respect to the Colstrip Generation Station, the Montana Department of Environmental Protection (MDEQ) would initiate the BSER evaluation process. We cannot reasonably predict the timing or outcome of MDEQ’s efforts, or estimate the extent to which Colstrip may be impacted at this time.
Climate Change - State Legislation and State Regulatory Activities
The states of Washington and Oregon have adopted non-binding targets to reduce GHG emissions. Both states enacted their targets with an expectation of reaching the targets through a combination of renewable energy standards, eventual carbon pricing mechanisms, such as cap and trade regulation or a carbon tax, and assorted “complementary policies.” However, no specific reductions are mandated as yet. The Governors and Legislatures of both states began drafting climate-related proposals ahead of the 2019 legislative sessions. In Oregon, the State Senate failed to pass House Bill 2020 (HB 2020), authorizing the State to implement a cap and trade system and to link its allowances market with other jurisdictions. Had HB 2020 been enacted, Oregon would have been only the second state in the nation to implement an economy-wide cap and trade regulation. Avista monitored this legislation for its potential implications on the company’s gas distribution operations in the state and upon the operation of its Coyote Springs II. In Washington State, Senate Bill 5116 (SB 5116) was the centerpiece of the Governor’s package of legislation aiming to reduce greenhouse gas emissions from specific sectors of the economy through direct regulation. SB 5116 requires Washington utilities to no longer allocate coal-fired resources to Washington retail customers by the end of 2025, and to achieve carbon neutrality by 2030 while meeting a minimum 80 percent of load through delivery of renewable or non-emitting resources to customers. The legislation sets-forth alternative compliance measures that can be acquired by an electric utility to offset emissions from fossil fuel generation. The bill also requires utilities to meet 100 percent of load with renewable and non-emitting resources by 2045, although no penalties for failing to meet that standard were established. Under SB 5116, our hydroelectric and biomass generation facilities are considered resources that can be used to comply with the bill’s clean energy standards. The bill was passed by both the Senate and House in April 2019 and was signed into law by the Governor on May 7, 2019. The law requires additional rulemaking by several Washington agencies for its measures to be enacted. We intend to seek recovery of any costs associated with the clean energy legislation through the regulatory process.
See the 2018 Form 10-K for further discussion of environmental issues and contingencies.
Enterprise Risk Management
The material risks to our businesses were discussed in our 2018 Form 10-K and have not materially changed during the six months ended June 30, 2019. Refer to the 2018 Form 10-K for further discussion of our risks and the mitigation of those risks.

AVISTA CORPORATION

Financial Risk
Our financial risks have not materially changed during the six months ended June 30, 2019. Refer to the 2018 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2018.
Interest Rate Risk
We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 6 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of June 30, 2019 and December 31, 2018 and the amount of additional collateral we would have to post in certain circumstances. In addition, see "Regulatory Matters" for a discussion of commitments we made in Oregon surrounding the independent review of our interest rate hedging practices.
Credit Risk
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of June 30, 2019, we had cash deposited as collateral in the amount of $26.2 million and letters of credit of $14.6 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2018 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at June 30, 2019 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

June 30, 2019
Additional collateral taking into account contractual thresholds	$5,500
Additional collateral without contractual thresholds	6,700
Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of June 30, 2019, we had interest rate swap derivatives outstanding with a notional amount totaling $265.0 million and we had deposited cash in the amount of $5.0 million as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at June 30, 2019, we would potentially be required to post the following additional collateral (in thousands):

June 30, 2019
Additional collateral taking into account contractual thresholds	$7,500
Additional collateral without contractual thresholds	26,000
Energy Commodity Risk
Our energy commodity risks have not materially changed during the six months ended June 30, 2019, except as discussed below. Refer to the 2018 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2019 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2019	$12	$3,894	$(869)	$(7,602)	$(127)	$(16,161)	$(623)	$(158)
2020	—	—	(837)	(2,161)	(274)	(6,164)	(1,565)	(1,313)
2021	—	—	—	212	—	(989)	(810)	(399)
2022	—	—	—	44	—	—	—	—
2023	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—

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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2019.
There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 6. Exhibits

15	Letter Re: Unaudited Interim Financial Information (1)
31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)
31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)
32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (2)
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.
(2)	Furnished herewith.

AVISTA CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	August 6, 2019	/s/ Mark T. Thies
Mark T. Thies
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)