Form 10-Q
period 2019-09-30
AVISTA CORP
filed 2019-11-07
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of November 1, 2019, 66,709,945 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

AVISTA CORPORATION

i

AVISTA CORPORATION

AVISTA CORPORATION

ACRONYMS AND TERMS
(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
aMW	-	Average Megawatt - a measure of the average rate at which a particular generating source produces energy over a period of time
AEL&P	-	Alaska Electric Light and Power Company, the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska
AERC	-	Alaska Energy and Resources Company, the Company's wholly-owned subsidiary based in Juneau, Alaska
AFUDC	-	Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Avista Capital	-	Parent company to the Company’s non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC.
Avista Corp.	-	Avista Corporation, the Company
Avista Utilities	-	Operating division of Avista Corp. (not a subsidiary) comprising the regulated utility operations in the Pacific Northwest
Capacity	-	The rate at which a particular generating source is capable of producing energy, measured in KW or MW
Cabinet Gorge	-	The Cabinet Gorge Hydroelectric Generating Project, located on the Clark Fork River in Idaho
Colstrip	-	The coal-fired Colstrip Generating Plant in southeastern Montana
Cooling degree days	-
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

AVISTA CORPORATION

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

•
the potential effects of initiatives, legislation or administrative rulemaking at the federal, state or local levels, including possible effects on our generating resources, prohibitions or restrictions on new or existing services, or restrictions on greenhouse gas emissions to mitigate concerns over global climate changes;

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

•	failure to identify changes in legislation, taxation and regulatory issues that are detrimental or beneficial to our overall business;

•	policy and/or legislative changes in various regulated areas, including, but not limited to, environmental regulation, healthcare regulations and import/export regulations; and

AVISTA CORPORATION

•	the risk of municipalization or other form of service territory reduction.
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

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Three and Nine Months Ended September 30
Dollars in thousands, except per share amounts
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$276,683	$288,513	$958,750	$1,006,003
Alternative revenue programs	6,038	606	11,105	(1,763)
Total utility revenues	282,721	289,119	969,855	1,004,240
Non-utility revenues	1,049	6,894	11,208	20,432
Total operating revenues	283,770	296,013	981,063	1,024,672
Operating Expenses:
Utility operating expenses:
Resource costs	98,324	101,519	324,110	362,106
Other operating expenses	80,112	78,395	251,810	236,771
Merger transaction costs	—	965	19,675	2,620
Depreciation and amortization	50,052	46,035	154,445	136,419
Taxes other than income taxes	23,455	25,101	78,306	81,526
Non-utility operating expenses:
Other operating expenses	1,450	7,347	15,137	20,714
Depreciation and amortization	134	207	498	587
Total operating expenses	253,527	259,569	843,981	840,743
Income from operations	30,243	36,444	137,082	183,929
Interest expense	25,859	24,280	77,021	74,226
Interest expense to affiliated trusts	334	325	1,042	880
Capitalized interest	(1,089)	(1,217)	(3,118)	(3,324)
Merger termination fee	—	—	(103,000)	—
Other expense (income)-net	180	1,379	(8,995)	3,951
Income before income taxes	4,959	11,677	174,132	108,196
Income tax expense (benefit)	(131)	1,548	28,145	17,467
Net income	5,090	10,129	145,987	90,729
Net loss (income) attributable to noncontrolling interests	—	(10)	216	(143)
Net income attributable to Avista Corp. shareholders	$5,090	$10,119	$146,203	$90,586
Weighted-average common shares outstanding (thousands), basic	66,265	65,688	65,964	65,668
Weighted-average common shares outstanding (thousands), diluted	66,351	66,026	66,050	65,980

Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.08	$0.15	$2.22	$1.38
Diluted	$0.08	$0.15	$2.21	$1.37
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Three and Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$5,090	$10,129	$145,987	$90,729
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $43, $54, $128 and $163 respectively	162	204	483	612
Total other comprehensive income	162	204	483	612
Comprehensive income	5,252	10,333	146,470	91,341
Comprehensive loss (income) attributable to noncontrolling interests	—	(10)	216	(143)
Comprehensive income attributable to Avista Corporation shareholders	$5,252	$10,323	$146,686	$91,198

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	September 30,	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$14,454	$14,656
Accounts and notes receivable-less allowances of $2,529 and $5,233, respectively	108,577	165,824
Materials and supplies, fuel stock and stored natural gas	67,732	63,881
Regulatory assets	19,890	48,552
Other current assets	36,993	54,010
Total current assets	247,646	346,923
Net utility property	4,727,014	4,648,930
Goodwill	52,426	57,672
Non-current regulatory assets	688,814	614,354
Other property and investments-net and other non-current assets	248,883	114,697
Total assets	$5,964,783	$5,782,576
Liabilities and Equity:
Current Liabilities:
Accounts payable	$91,358	$108,372
Current portion of long-term debt and capital leases	14,996	107,645
Short-term borrowings	119,300	190,000
Regulatory liabilities	43,442	113,209
Other current liabilities	130,089	120,358
Total current liabilities	399,185	639,584
Long-term debt and capital leases	1,879,366	1,755,529
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	210,292	222,537
Deferred income taxes	515,355	487,602
Non-current regulatory liabilities	786,131	780,701
Other non-current liabilities and deferred credits	229,339	71,031
Total liabilities	4,071,215	4,008,531
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 66,708,989 and 65,688,356 shares issued and outstanding, respectively	1,186,925	1,136,491
Accumulated other comprehensive loss	(7,383)	(7,866)
Retained earnings	714,026	644,595
Total Avista Corporation shareholders’ equity	1,893,568	1,773,220
Noncontrolling Interests	—	825
Total equity	1,893,568	1,774,045
Total liabilities and equity	$5,964,783	$5,782,576
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2019	2018
Operating Activities:
Net income	$145,987	$90,729
Non-cash items included in net income:
Depreciation and amortization	154,943	139,738
Deferred income tax provision and investment tax credits	10,219	10,575
Power and natural gas cost amortizations (deferrals), net	(45,835)	6,315
Amortization of debt expense	2,008	2,327
Amortization of investment in exchange power	1,633	1,838
Stock-based compensation expense	8,951	5,215
Equity-related AFUDC	(5,021)	(4,406)
Pension and other postretirement benefit expense	27,139	23,980
Other regulatory assets and liabilities and deferred debits and credits	1,871	20,953
Change in decoupling regulatory deferral	(11,540)	5,436
Gain on sale of METALfx (before payment of transaction costs)	(6,477)	—
Other	(5,095)	3,962
Contributions to defined benefit pension plan	(22,000)	(22,000)
Cash paid for settlement of interest rate swap agreements	(13,325)	(32,174)
Cash received for settlement of interest rate swap agreements	—	5,594
Changes in certain current assets and liabilities:
Accounts and notes receivable	54,554	75,878
Materials and supplies, fuel stock and stored natural gas	(7,298)	(4,691)
Collateral posted for derivative instruments	64,770	47,150
Other current assets	(11,423)	(3,871)
Accounts payable	(8,366)	(16,392)
Other current liabilities	4,796	9,639
Net cash provided by operating activities	340,491	365,795

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(320,964)	(296,216)
Issuance of notes receivable by subsidiaries	(6,036)	(2,930)
Equity and property investments made by subsidiaries	(10,031)	(8,629)
Proceeds from sale of METALfx (net of cash sold)	16,407	—
Other	309	88
Net cash used in investing activities	(320,315)	(307,687)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	2019	2018
Financing Activities:
Net increase (decrease) in short-term borrowings	$17,000	$(70,398)
Proceeds from issuance of long-term debt	—	374,621
Maturity of long-term debt and capital leases	(1,995)	(276,804)
Issuance of common stock, net of issuance costs	42,899	1,224
Cash dividends paid	(76,772)	(73,569)
Other	(1,510)	(8,184)
Net cash used in financing activities	(20,378)	(53,110)

Net increase (decrease) in cash and cash equivalents	(202)	4,998

Cash and cash equivalents at beginning of period	14,656	16,172

Cash and cash equivalents at end of period	$14,454	$21,170
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation
For the Three and Nine Months Ended September 30
Dollars in thousands
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Common Stock, Shares:
Shares outstanding at beginning of period	66,111,317	65,687,492	65,688,356	65,494,333
Shares issued	597,672	508	1,020,633	193,667
Shares outstanding at end of period	66,708,989	65,688,000	66,708,989	65,688,000
Common Stock, Amount:
Balance at beginning of period	$1,157,024	$1,134,304	$1,136,491	$1,133,448
Equity compensation expense	1,931	1,242	8,426	4,800
Issuance of common stock, net of issuance costs	27,970	(3)	42,899	1,224
Payment of minimum tax withholdings for share-based payment awards	—	—	(891)	(3,929)
Balance at end of period	1,186,925	1,135,543	1,186,925	1,135,543
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(7,545)	(9,424)	(7,866)	(8,090)
Other comprehensive income	162	204	483	612
Reclassification of excess income tax benefits	—	—	—	(1,742)
Balance at end of period	(7,383)	(9,220)	(7,383)	(9,220)
Retained Earnings:
Balance at beginning of period	734,555	637,578	644,595	604,470
Net income attributable to Avista Corporation shareholders	5,090	10,119	146,203	90,586
Cash dividends paid on common stock	(25,619)	(24,468)	(76,772)	(73,569)
Reclassification of excess income tax benefits	—	—	—	1,742
Balance at end of period	714,026	623,229	714,026	623,229
Total Avista Corporation shareholders’ equity	1,893,568	1,749,552	1,893,568	1,749,552
Noncontrolling Interests:
Balance at beginning of period	—	249	825	656
Net income (loss) attributable to noncontrolling interests	—	10	(216)	143
Cash dividends paid to subsidiary noncontrolling interests	—	540	—	—
Deconsolidation of noncontrolling interests related to sale of METALfx	—	—	(609)	—
Balance at end of period	—	799	—	799
Total equity	$1,893,568	$1,750,351	$1,893,568	$1,750,351
Dividends declared per common share	$0.3875	$0.3725	$1.1625	$1.1175
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended September 30, 2019 and September 30, 2018 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
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
Avista Capital, a wholly owned non-regulated subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC. See Note 17 for business segment information. See Note 19 for discussion of the sale of METALfx, an unregulated subsidiary of the Company.
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
Fair Value Measurements
Fair value represents the price that would be received when selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Energy commodity derivative assets and liabilities, deferred compensation assets, as well as derivatives related to interest rate swaps and foreign currency exchange contracts, are reported at estimated fair value on the Condensed Consolidated Balance Sheets. See Note 12 for the Company’s fair value disclosures.
Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual if there is a reasonable possibility that a material loss may be incurred. See Note 16 for further discussion of the Company's commitments and contingencies.
Reclassification to Comply with Required FERC Regulatory Reporting
During the third quarter of 2019, the FERC completed an audit of Avista Corp. that covered the period January 1, 2015 through December 31, 2018. Avista Corp.’s AFUDC rate, which is prescribed by state regulatory authorities, is different than the FERC approved method for calculating AFUDC. The FERC indicated that the difference in rates should be recorded as a regulatory asset rather than utility plant. At the conclusion of the audit, the FERC required Avista Corp. to reclass the excess AFUDC from Net utility plant to Non-current regulatory assets for the period January 1, 2010 (the effective date of the Company’s current fixed transmission rates) to the present. As a result of this finding, Avista Corp. reclassed approximately $37 million from Net utility plant to Non-current regulatory assets as of September 30, 2019, which represents the cumulative adjustment for 2010 through 2017. The Company recorded the difference in AFUDC rates for 2018 and 2019 as a regulatory asset in the respective periods incurred. The Company did not adjust prior period Condensed Consolidated Balances Sheets as the FERC required the adjustment to be reflected on a cumulative basis at the end of the audit and required the AFUDC calculation to be modified on a prospective basis. The Company concluded that the differences were insignificant during each prior period and on a cumulative basis. The adjustment recorded during the third quarter 2019 had no effect on net income or earnings per share.
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
ASU 2018-13 "Fair Value Measurement (Topic 820)"
In August 2018, the FASB issued ASU No. 2018-13, which amends the fair value measurement disclosure requirements of ASC 820. The requirements of this ASU include additional disclosure regarding the range and weighted average used to develop significant unobservable inputs for Level 3 fair value estimates and the elimination of certain other previously required disclosures, such as the narrative description of the valuation process for Level 3 fair value measurements. This ASU is effective for periods beginning after December 15, 2019 and early adoption is permitted. Entities have the option to early adopt the eliminated or modified disclosure requirements and delay the adoption of all the new disclosure requirements until the effective date of the ASU. The Company is in the process of evaluating this standard; however, it has determined that it will not early adopt any portion of this standard as of September 30, 2019.
ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)"
In August 2018, the FASB issued ASU No. 2018-14, which amends ASC 715 to add, remove and/or clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. The additional disclosure requirements are primarily narrative discussion of significant changes in the benefit obligations and plan assets. The removed disclosures are primarily information about accumulated other comprehensive income expected to be recognized over the next year and the effects of changes associated with assumed health care costs. This ASU is effective for periods beginning after December 15, 2021 and early adoption is permitted. The Company is in the process of evaluating this standard; however, it has determined that it will not early adopt this standard as of September 30, 2019.
NOTE 3. BALANCE SHEET COMPONENTS
Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Materials and supplies	$46,721	$47,403
Fuel stock	5,522	4,869
Stored natural gas	15,489	11,609
Total	$67,732	$63,881

Other Current Assets
Other current assets consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$1,400	$26,809
Prepayments	19,377	17,536
Other	16,216	9,665
Total	$36,993	$54,010

AVISTA CORPORATION

Net Utility Property
Net utility property consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Utility plant in service	$6,335,663	$6,209,968
Construction work in progress	185,167	160,598
Total	6,520,830	6,370,566
Less: Accumulated depreciation and amortization	1,793,816	1,721,636
Total net utility property	$4,727,014	$4,648,930

Other Property and Investments-Net and Other Non-Current Assets
Other property and investments-net and other non-current assets consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Operating lease ROU assets	$70,140	$—
Finance lease ROU assets	51,890	—
Non-utility property	27,151	31,355
Equity investments	41,609	29,257
Investment in affiliated trust	11,547	11,547
Notes receivable	15,751	11,073
Deferred compensation assets	8,852	8,400
Other	21,943	23,065
Total	$248,883	$114,697

Other Current Liabilities
Other current liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Accrued taxes other than income taxes	$35,618	$36,858
Employee paid time off accruals	21,693	20,992
Accrued interest	30,157	16,704
Current portion of pensions and other postretirement benefits	8,826	9,151
Derivative liabilities	3,109	3,908
Other current liabilities	30,686	32,745
Total other current liabilities	$130,089	$120,358

Other Non-Current Liabilities and Deferred Credits
Other non-current liabilities and deferred credits consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Operating lease liabilities	$68,925	$—
Finance lease liabilities	52,450	—
Deferred investment tax credits	30,639	29,725
Asset retirement obligations	18,071	18,266
Derivative liabilities	46,050	10,300
Other	13,204	12,740
Total	$229,339	$71,031

AVISTA CORPORATION

Regulatory Assets and Liabilities
Regulatory assets and liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$6,374	$1,018	$41,428	$16,866
Decoupling surcharge	10,266	18,395	3,408	17,501
Pension and other postretirement benefit plans	—	218,006	—	228,062
Interest rate swaps	—	189,872	—	133,854
Deferred income taxes	—	93,818	—	91,188
Settlement with Coeur d'Alene Tribe	—	41,660	—	42,643
AFUDC above FERC allowed rate (1)	—	37,239	—	1,814
Demand side management programs	—	11,701	—	19,674
Utility plant to be abandoned	—	25,849	—	24,334
Other regulatory assets	3,250	51,256	3,716	38,418
Total regulatory assets	$19,890	$688,814	$48,552	$614,354

Regulatory Liabilities
Income tax related liabilities	$23,409	$414,857	$27,997	$425,613
Deferred natural gas costs	3,762	—	40,713	—
Deferral power costs	7,711	29,618	25,072	16,933
Decoupling rebate	99	3,098	6,782	204
Utility plant retirement costs	—	307,923	—	297,379
Interest rate swaps	—	16,863	—	28,078
Other regulatory liabilities	8,461	13,772	12,645	12,494
Total regulatory liabilities	$43,442	$786,131	$113,209	$780,701

(1)	See Note 1 for a description of a reclassification associated with this regulatory asset.
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

AVISTA CORPORATION

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
Utility-related taxes that were included in revenue from contracts with customers were as follows for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Utility-related taxes	$11,867	$12,294	$43,644	$44,447

AVISTA CORPORATION

Non-Utility Revenues
Revenue from Contracts with Customers
Non-utility revenue from contracts with customers is derived from contracts with one performance obligation. Prior to its sale in April 2019 (See Note 19 for further discussion on the sale of METALfx), METALfx had one performance obligation, the delivery of a product, and revenues were recognized when the risk of loss transferred to the customer, which occurred when products were shipped. The Steam Plant Brew Pub serves food and beverages to customers, its one performance obligation, and recognizes revenues at the time of service to the customer.
Significant Judgments and Unsatisfied Performance Obligations
The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).
The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year and depending on the timing of the customer payments, it can result in an immaterial amount of deferred revenue or a receivable from the customer. As of September 30, 2019, the Company estimates it had unsatisfied capacity performance obligations of $7.0 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.
Disaggregation of Total Operating Revenue
The following table disaggregates total operating revenue by segment and source for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Avista Utilities
Revenue from contracts with customers	$234,534	$242,098	$820,438	$835,373
Derivative revenues	33,372	32,718	99,628	147,467
Alternative revenue programs	6,038	606	11,105	(1,763)
Deferrals and amortizations for rate refunds to customers	(927)	2,922	3,720	(16,900)
Other utility revenues	1,914	1,205	7,550	6,348
Total Avista Utilities	274,931	279,549	942,441	970,525
AEL&P
Revenue from contracts with customers	7,687	9,599	27,043	35,008
Deferrals and amortizations for rate refunds to customers	(48)	(156)	(143)	(1,705)
Other utility revenues	151	127	514	412
Total AEL&P	7,790	9,570	27,414	33,715
Other
Revenue from contracts with customers	731	6,580	10,402	19,633
Other revenues	318	314	806	799
Total other	1,049	6,894	11,208	20,432
Total operating revenues	$283,770	$296,013	$981,063	$1,024,672

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service
The following table disaggregates revenue from contracts with customers associated with the Company's utility operations for the three and nine months ended September 30 (dollars in thousands):

	2019			2018
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$78,548	$2,764	$81,312	$82,470	$2,987	$85,457
Commercial and governmental	81,352	4,857	86,209	80,744	6,546	87,290
Industrial	28,453	—	28,453	30,806	—	30,806
Public street and highway lighting	1,849	66	1,915	1,860	66	1,926
Total retail revenue	190,202	7,687	197,889	195,880	9,599	205,479
Transmission	4,058	—	4,058	4,832	—	4,832
Other revenue from contracts with customers	5,860	—	5,860	8,564	—	8,564
Total revenue from contracts with customers	$200,120	$7,687	$207,807	$209,276	$9,599	$218,875

NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$20,271	$—	$20,271	$19,248	$—	$19,248
Commercial	10,093	—	10,093	9,436	—	9,436
Industrial and interruptible	1,000	—	1,000	1,006	—	1,006
Total retail revenue	31,364	—	31,364	29,690	—	29,690
Transportation	1,925	—	1,925	2,007	—	2,007
Other revenue from contracts with customers	1,125	—	1,125	1,125	—	1,125
Total revenue from contracts with customers	$34,414	$—	$34,414	$32,822	$—	$32,822
Nine months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$266,826	$12,340	$279,166	$272,041	$13,680	$285,721
Commercial and governmental	236,973	14,515	251,488	236,115	21,131	257,246
Industrial	79,946	—	79,946	83,910	—	83,910
Public street and highway lighting	5,648	188	5,836	5,618	197	5,815
Total retail revenue	589,393	27,043	616,436	597,684	35,008	632,692
Transmission	13,460	—	13,460	12,833	—	12,833
Other revenue from contracts with customers	18,433	—	18,433	18,774	—	18,774
Total electric revenue from contracts with customers	$621,286	$27,043	$648,329	$629,291	$35,008	$664,299

AVISTA CORPORATION

	2019			2018
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$125,543	$—	$125,543	$130,668	$—	$130,668
Commercial	60,056	—	60,056	61,477	—	61,477
Industrial and interruptible	3,730	—	3,730	3,767	—	3,767
Total retail revenue	189,329	—	189,329	195,912	—	195,912
Transportation	6,448	—	6,448	6,795	—	6,795
Other revenue from contracts with customers	3,375	—	3,375	3,375	—	3,375
Total natural gas revenue from contracts with customers	$199,152	$—	$199,152	$206,082	$—	$206,082

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
Description of Leases
Operating Leases
The Company's most significant operating lease is with the state of Montana associated with submerged land around the Company's hydroelectric facilities in the Clark Fork River basin, which expires in 2046. The terms of this lease are subject to renegotiation, depending on the outcome of ongoing litigation between Montana and NorthWestern Energy. In addition, the state of Montana and Avista Corp. are engaged in litigation regarding lease terms, including how much money, if any, the state of Montana will return to Avista Corp. Avista Corp. is currently paying all lease payments to the state of Montana into an escrow account until the litigation is resolved. As such, amounts recorded for this lease are uncertain and amounts may change in the future depending on the outcome of the ongoing litigation. Any reduction in future lease payments or the return of previously paid amounts to Avista Corp. will be including in the future ratemaking process.
In addition to the lease with the state of Montana, the Company also has other operating leases for land associated with its utility operations, as well as communication sites which support network and radio communications within its service territory. The Company's leases have remaining terms of 1 to 74 years. Most of the Company's leases include options to extend the lease term for periods of 5 to 50 years. Options are exercised at the Company's discretion.
Certain of the Company's lease agreements include rental payments which are periodically adjusted over the term of the agreement based on the consumer price index. The Company's lease agreements do not include any material residual value guarantees or material restrictive covenants.

AVISTA CORPORATION

Avista Corp. does not record leases with a term of 12 months or less in the Condensed Consolidated Balance Sheet. Total short-term lease costs for the three and nine months ended September 30, 2019 are immaterial.
Finance Lease
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
Leases that Have Not Yet Commenced
In June 2018, the Company finalized a lease agreement for office space in Spokane, Washington. The lease period is expected to commence in April 2020, once the Company takes possession of its portion of its portion of the building. The lease is an operating lease for a term of 12 years and will result in annual rent expense of approximately $1.1 million, which will be reflected in other operating expenses. In addition to base rent expense, the Company is expected to share in a portion of the annual operating expenses of the building.
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
The components of lease expense were as follows for the three and nine months ended September 30, 2019 (dollars in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost:
Fixed lease cost (Other operating expenses)	$1,109	$3,318
Variable lease cost (Other operating expenses)	248	735
Total operating lease cost	$1,357	$4,053

Finance lease cost:
Amortization of ROU asset (Depreciation and amortization)	$911	$2,731
Interest on lease liabilities (Interest expense)	698	2,096
Total finance lease cost	$1,609	$4,827

AVISTA CORPORATION

Supplemental cash flow information related to leases was as follows for the nine months ended September 30 (dollars in thousands):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows:
Operating lease payments	$4,311
Interest on finance lease	2,096
Total operating cash outflows	$6,407

Finance cash outflows:
Principal payments on finance lease	$1,995

Supplemental balance sheet information related to leases was as follows for September 30, 2019 (dollars in thousands):

September 30,
2019
Operating Leases
Operating lease ROU assets (Other property and investments-net and other non-current assets)	$70,140

Other current liabilities	$4,119
Other non-current liabilities and deferred credits	68,925
Total operating lease liabilities	$73,044

Finance Leases
Finance lease ROU assets (Other property and investments-net and other non-current assets) (a)	$51,890

Other current liabilities (b)	$2,765
Other non-current liabilities and deferred credits (b)	52,450
Total finance lease liabilities	$55,215

Weighted Average Remaining Lease Term
Operating leases	26.81 years
Finance leases	8.13 years

Weighted Average Discount Rate
Operating leases	3.82%
Finance leases	4.71%

AVISTA CORPORATION

(a)
At December 31, 2018, the finance lease ROU assets were included in "Net utility property" on the Condensed Consolidated Balance Sheet. Due to the adoption of ASC 842 on January 1, 2019, the Company has reclassified these amounts to "Other property and investments-net and other non-current assets" on the Condensed Consolidated Balance Sheet such that their presentation as of September 30, 2019 is consistent with operating leases.

(b)
At December 31, 2018, the finance lease liabilities were included in "Current portion of long-term debt" and "Long-term debt and capital leases" on the Condensed Consolidated Balance Sheet. Due to the adoption of ASC 842 on January 1, 2019, the Company has reclassified these amounts to "Other current liabilities" and "Other non-current liabilities and deferred credits" on the Condensed Consolidated Balance Sheet such that their presentation as of September 30, 2019 is consistent with operating leases.

Maturities of lease liabilities (including principal and interest) were as follows as of September 30, 2019 (dollars in thousands):

	Operating Leases	Finance Leases
Remainder 2019	$4,063	$1,363
2020	4,371	5,462
2021	4,374	5,457
2022	4,385	5,460
2023	4,398	5,456
Thereafter	96,056	54,574
Total lease payments	$117,647	$77,772
Less: imputed interest	(44,603)	(22,557)
Total	$73,044	$55,215

Future minimum lease payments (including principal and interest) under Topic 840 as of December 31, 2018 (dollars in thousands):

	Operating Leases	Finance Leases
2019	$4,995	$5,455
2020	4,876	5,462
2021	4,859	5,457
2022	4,782	5,460
2023	4,780	5,456
Thereafter	102,389	54,574
Total lease payments	$126,681	$81,864
Less: imputed interest	—	(24,654)
Total	$126,681	$57,210

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
The following table presents the underlying energy commodity derivative volumes as of September 30, 2019 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2019	2	420	4,208	33,788	37	696	1,166	15,878
2020	—	422	1,138	65,360	123	1,107	1,430	33,215
2021	—	—	153	21,280	—	246	1,040	9,475
2022	—	—	225	3,150	—	—	—	—
2023	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—

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

The electric and natural gas derivative contracts above will be included in either power supply costs or natural gas supply costs during the period they are scheduled to be delivered and will be included in the various deferral and recovery mechanisms

AVISTA CORPORATION

(ERM, PCA and PGAs), or in the general rate case process, and are expected to be collected through retail rates from customers.
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
The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Number of contracts	27	31
Notional amount (in United States dollars)	$3,366	$4,018
Notional amount (in Canadian dollars)	4,460	5,386

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
The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of September 30, 2019 and December 31, 2018 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
September 30, 2019	7	$70,000	2020
	3	35,000	2021
	10	110,000	2022
December 31, 2018	6	$70,000	2019
	6	60,000	2020
	2	25,000	2021
	7	80,000	2022

See Note 10 for further discussion of the bond purchase agreement and the related settlement of interest rate swaps in connection with the pricing of the bonds in September 2019.
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
Summary of Outstanding Derivative Instruments
The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2019 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$—	$(21)	$—	$(21)
Interest rate swap derivatives
Other non-current liabilities and deferred credits	—	(53,271)	8,880	(44,391)
Energy commodity derivatives
Other current assets	677	(437)	—	240
Other property and investments-net and other non-current assets	4,127	(3,486)	—	641
Other current liabilities	27,506	(34,120)	3,505	(3,109)
Other non-current liabilities and deferred credits	3,285	(4,943)	—	(1,658)
Total derivative instruments recorded on the balance sheet	$35,595	$(96,278)	$12,385	$(48,298)
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

AVISTA CORPORATION

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Energy commodity derivatives
Cash collateral posted	$4,906	$78,025
Letters of credit outstanding	9,500	6,500
Balance sheet offsetting (cash collateral against net derivative positions)	3,505	51,217

Interest rate swap derivatives
Cash collateral posted	8,880	530
Balance sheet offsetting (cash collateral against net derivative positions)	8,880	530
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
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$1,345	$2,193
Additional collateral to post	1,339	2,193

Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	53,271	7,831
Additional collateral to post	44,391	6,579

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
Avista Utilities
Avista Utilities’ maintained the same pension and other postretirement plans during the nine months ended September 30, 2019 as those described as of December 31, 2018. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $22.0 million in cash to the pension plan for the nine months ended September 30, 2019 and does not expect any further contributions in 2019.

AVISTA CORPORATION

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Three months ended September 30:
Service cost	$4,948	$5,318	$754	$815
Interest cost	7,134	6,634	1,140	1,261
Expected return on plan assets	(7,913)	(8,101)	(616)	(550)
Amortization of prior service cost	75	71	(275)	(299)
Net loss recognition	2,553	1,761	1,299	1,044
Net periodic benefit cost	$6,797	$5,683	$2,302	$2,271
Nine months ended September 30:
Service cost	$14,770	$16,218	$2,279	$2,423
Interest cost	21,372	19,566	3,676	3,655
Expected return on plan assets	(23,681)	(24,601)	(1,945)	(1,550)
Amortization of prior service cost	225	221	(825)	(905)
Net loss recognition	7,394	5,691	3,874	3,261
Net periodic benefit cost	$20,080	$17,095	$7,059	$6,884

Total service costs in the table above are recorded to the same accounts as labor expense. Labor and benefits expense is recorded to various projects based on whether the work is a capital project or an operating expense. Approximately 40 percent of all labor and benefits is capitalized to utility property and 60 percent is expensed to utility other operating expenses.
The non-service portion of costs in the table above are recorded to other expense below income from operations in the Condensed Consolidated Statements of Income or capitalized as a regulatory asset. Approximately 40 percent of the costs are capitalized to regulatory assets and 60 percent is expensed to the income statement.
NOTE 8. INCOME TAXES
The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
Federal income taxes at statutory rates	$1,041	21.0%	$2,452	21.0%	$36,554	21.0%	$22,721	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(2,139)	(43.1)	(1,521)	(13.0)	(6,358)	(3.7)	(4,519)	(4.2)
State income tax expense	(800)	(16.1)	(319)	(2.7)	851	0.5	694	0.6
Settlement of prior year tax returns and adjustment of tax reserves	(604)	(12.2)	(136)	(1.1)	1,995	1.1	(136)	(0.1)
Acquisition costs	—	—	122	1.0	(1,712)	(1.0)	241	0.2
Non-plant excess deferred turnaround (1)	(20)	(0.4)	—	—	(5,621)	(3.2)	—	—
Tax loss on sale of METALfx	(13)	(0.2)	—	—	(1,272)	(0.7)	—	—
Valuation allowance	—	—	—	—	1,245	0.7	—	—
Settlement of equity awards	—	—	—	—	612	0.4	(990)	(0.9)
Other	2,404	48.4	950	8.1	1,851	1.1	(544)	(0.5)
Total income tax expense (benefit)	$(131)	(2.6)%	$1,548	13.3%	$28,145	16.2%	$17,467	16.1%

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

AVISTA CORPORATION

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
Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Balance outstanding at end of period (1)	$207,000	$190,000
Letters of credit outstanding at end of period	$13,503	$10,503
Average interest rate at end of period	2.94%	3.18%

(1)
As of September 30, 2019 there was $207.0 million outstanding under the committed line of credit; however, $119.3 million was classified as short-term borrowings and the remaining $87.7 million was classified as long-term debt on the Condensed Consolidated Balance Sheet due to the Company's intention to refinance such amount on a long-term basis. The amount classified as long-term debt will be refinanced through the issuance and sale of first mortgage bonds in November 2019 pursuant to a bond purchase agreement entered into in September 2019. See Note 10 for further discussion of the bond purchase agreement and the refinancing of short-term debt on a long-term basis. The entire outstanding amount of the committed line of credit as of December 31, 2018 was classified as short-term borrowings.

AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2019. As of September 30, 2019 and December 31, 2018, there were no borrowings or letters of credit outstanding under this committed line of credit. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.
NOTE 10. LONG-TERM DEBT
In September 2019, the Company entered into a bond purchase agreement for $180.0 million of 3.43 percent first mortgage bonds due in 2049 through a private offering. The bonds are scheduled to be issued in November 2019 pursuant to the bond purchase agreement. The total net proceeds from the sale of the bonds will be used to repay maturing long-term debt of $90.0 million, repay a portion of the outstanding balance under Avista Corp.'s $400.0 million committed line of credit and for other general corporate purposes. In connection with entering into the bond purchase agreement, the Company cash-settled six interest rate swap derivatives (notional aggregate amount of $70.0 million) and paid a net amount of $13.3 million. See Note 6 for a discussion of interest rate swap derivatives.
Because the Company is refinancing short-term debt on a long-term basis, the Company has classified the $90.0 million maturing debt and $87.7 million of the committed line of credit that is expected to be paid off with the net proceeds of the first mortgage bonds as long-term debt.
NOTE 11. LONG-TERM DEBT TO AFFILIATED TRUSTS
In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly.

AVISTA CORPORATION

The distribution rates paid were as follows during the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30,	December 31,
	2019	2018
Low distribution rate	3.01%	2.36%
High distribution rate	3.40%	3.61%
Distribution rate at the end of the period	3.01%	3.61%

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
NOTE 12. FAIR VALUE
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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,053,500	$1,244,252	$1,053,500	$1,142,292
Long-term debt (Level 3)	767,000	855,530	767,000	734,742
Snettisham finance lease obligation (Level 3)	55,215	58,900	57,210	55,600
Long-term debt to affiliated trusts (Level 3)	51,547	40,207	51,547	38,145

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 78.00 to 135.60, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on September 30, 2019.
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2019
Assets:
Energy commodity derivatives	$—	$35,552	$—	$(34,671)	$881
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	43	(43)	—
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,818	—	—	—	1,818
Equity securities (2)	6,591	—	—	—	6,591
Total	$8,409	$35,552	$43	$(34,714)	$9,290
Liabilities:
Energy commodity derivatives	$—	$39,809	$—	$(38,176)	$1,633
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	3,177	(43)	3,134
Foreign currency exchange derivatives	—	21	—	—	21
Interest rate swap derivatives	—	53,271	—	(8,880)	44,391
Total	$—	$93,101	$3,177	$(47,099)	$49,179

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2018
Assets:
Energy commodity derivatives	$—	$36,252	$—	$(35,982)	$270
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	31	(31)	—
Interest rate swap derivatives	—	10,566	—	(440)	10,126
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,745	—	—	—	1,745
Equity securities (2)	6,157	—	—	—	6,157
Total	$7,902	$46,818	$31	$(36,453)	$18,298
Liabilities:
Energy commodity derivatives	$—	$89,283	$—	$(87,199)	$2,084
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	2,805	(31)	2,774
Power exchange agreement	—	—	2,488	—	2,488
Power option agreement	—	—	1	—	1
Foreign currency exchange derivatives	—	45	—	—	45
Interest rate swap derivatives	—	7,831	—	(970)	6,861
Total	$—	$97,159	$5,294	$(88,200)	$14,253

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
Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed

AVISTA CORPORATION

in the table above excludes cash and cash equivalents of $0.4 million as of September 30, 2019 and $0.5 million as of December 31, 2018.
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
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2019 (dollars in thousands):

Fair Value (Net) at
	September 30, 2019	Valuation Technique	Unobservable Input	Range
Natural gas exchange agreement	$(3,134)	Internally derived weighted average cost of gas	Forward purchase prices	$1.29 - $1.92/mmBTU

			Forward sales prices	$1.44 - $3.65/mmBTU
			Purchase volumes	125,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs

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
The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Three months ended September 30, 2019:
Balance as of July 1, 2019	$(2,992)	$—	$(2,992)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(133)	—	(133)
Settlements	(9)	—	(9)
Ending balance as of September 30, 2019 (2)	$(3,134)	$—	$(3,134)

AVISTA CORPORATION

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Three months ended September 30, 2018:
Balance as of July 1, 2018	$(3,480)	$(6,345)	$(9,825)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	476	436	912
Settlements	—	—	—
Ending balance as of September 30, 2018 (2)	$(3,004)	$(5,909)	$(8,913)
Nine months ended September 30, 2019:
Balance as of January 1, 2019	$(2,774)	$(2,488)	$(5,262)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	8,015	436	8,451
Settlements	(8,375)	2,052	(6,323)
Ending balance as of September 30, 2019 (2)	$(3,134)	$—	$(3,134)

Nine months ended September 30, 2018:
Balance as of January 1, 2018	$(3,164)	$(13,245)	$(16,409)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(89)	1,156	1,067
Settlements	249	6,180	6,429
Ending balance as of September 30, 2018 (2)	$(3,004)	$(5,909)	$(8,913)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 13. COMMON STOCK
The Company has entered into four separate sales agency agreements under which the sales agents may offer and sell new shares of the Company’s common stock from time to time. During the three and nine months ended September 30, 2019 the Company issued 0.6 million shares and 1.0 million shares under the sales agency agreements, respectively. These agreements provide for the offering of a maximum of approximately 4.6 million shares, of which approximately 3.6 million remain unissued as of September 30, 2019. Subject to the satisfaction of customary conditions, the Company has the right to increase the maximum number of shares that may be offered under these agreements subject to regulatory approval.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $1,963 and $2,091, respectively	$7,383	$7,866

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three and nine months ended September 30 (dollars in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 30,		Nine months ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2019	2018	2019	2018	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$(200)	$(228)	$(600)	$(684)	(a)
Amortization of net loss	3,852	2,962	11,268	8,952	(a)
Adjustment due to effects of regulation	(3,447)	(2,476)	(10,057)	(7,493)	(a)
	205	258	611	775	Total before tax
	(43)	(54)	(128)	(163)	Tax expense
	$162	$204	$483	$612	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 7 for additional details).
NOTE 15. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Avista Corp. shareholders	$5,090	$10,119	$146,203	$90,586
Denominator:
Weighted-average number of common shares outstanding-basic	66,265	65,688	65,964	65,668
Effect of dilutive securities:
Performance and restricted stock awards	86	338	86	312
Weighted-average number of common shares outstanding-diluted	66,351	66,026	66,050	65,980
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.08	$0.15	$2.22	$1.38
Diluted	$0.08	$0.15	$2.21	$1.37
There were no shares excluded from the calculation because they were antidilutive.
NOTE 16. COMMITMENTS AND CONTINGENCIES
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

AVISTA CORPORATION

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
Legal Proceedings Related to the Terminated Acquisition by Hydro One
See Note 18 for information regarding the termination of the proposed acquisition of the Company by Hydro One.
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

AVISTA CORPORATION

On June 20, 2019, Avista Corp. filed testimony with the WUTC in the remand case. In Avista Corp.'s testimony, it asserted that the potential amount to return to customers is limited to revenues collected during the 11 month period between the effective date of the 2015 general rate case and the resolution of the subsequent 2016 general rate case, which resolved in December 2016. In the remand testimony the Company also asserted that no refund is due to customers for the 2015 general rate cases because actual 2016 electric rate base was greater than the 2016 electric rate base allowed in the general rate case, which included the prohibited attrition allowance. In addition, while 2016 actual natural gas rate base was slightly lower than the rate base allowed in the general rate case including the attrition allowance, the Company had already provided a refund to customers as a part of its earnings sharing mechanism.
Subsequent to the Company's filing, other parties in the case filed testimony and asserted that Avista Corp. should refund to customers amounts ranging from approximately $3 million to approximately $77 million. These parties justified the proposed refund by claiming that the rates in question were in effect from 2016 to April 2018 as opposed to the 11 months argued by Avista Corp. Further, the parties asserted that the WUTC should, directly or indirectly, correct what they believe is a power supply calculation error (approximately $20 million), an issue that the WUTC already addressed and which the Company believes the Courts did not remand back to the WUTC for further process. While not its primary recommendation for a refund, the WUTC Staff included an alternative refund methodology in its testimony, which Avista Corp. calculates as calling for a refund of approximately $3 million, if limited to the 11 month period. While the Company does not agree as a legal matter with the positions of the other parties to the case, as a practical matter the Company believes that it is probable that it will refund some amount to customers. As such, as of September 30, 2019 the Company recorded a refund liability of approximately $3 million. Since the Company cannot predict the ultimate outcome of this matter at this time, the amount so recorded represents the Company's best current estimate of a potential loss.
Boyds Fire (State of Washington Department of Natural Resources v. Avista)
On August 19, 2019, the Company was served with a complaint filed by the State of Washington Department of Natural Resources, seeking recovery of fire suppression costs and related expenses incurred in connection with a wildfire that occurred in Ferry County, Washington in August 2018. Specifically, the complaint alleges that the fire, which became known as the “Boyds Fire,” was caused by a dead ponderosa pine tree falling into an overhead distribution line, and that, Avista was negligent in failing to identify and remove it before the tree came into contact with the line. Avista Corp. disputes that the tree in question was the cause of the fire, and that it was negligent in failing to identify and remove it. The case is in the early stages of discovery and the plaintiff has not yet provided a statement specifying damages. Because the resolution of this claim remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability, nor is it possible for the Company to estimate the impact of any outcome at this time. The Company intends to vigorously defend itself in the litigation.
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
NOTE 17. INFORMATION BY BUSINESS SEGMENTS
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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2019:
Operating revenues	$274,931	$7,790	$282,721	$1,049	$—	$283,770
Resource costs	98,397	(73)	98,324	—	—	98,324
Other operating expenses (2)	76,749	3,363	80,112	1,450	—	81,562
Depreciation and amortization	47,631	2,421	50,052	134	—	50,186
Income (loss) from operations	28,998	1,780	30,778	(535)	—	30,243
Interest expense (3)	24,634	1,596	26,230	149	(186)	26,193
Income taxes	125	82	207	(338)	—	(131)
Net income (loss) attributable to Avista Corp. shareholders	5,966	197	6,163	(1,073)	—	5,090
Capital expenditures (4)	118,141	2,836	120,977	920	—	121,897
For the three months ended September 30, 2018:
Operating revenues	$279,549	$9,570	$289,119	$6,894	$—	$296,013
Resource costs	98,461	3,058	101,519	—	—	101,519
Other operating expenses (2) (5)	76,355	3,005	79,360	7,347	—	86,707
Depreciation and amortization	44,569	1,466	46,035	207	—	46,242
Income (loss) from operations (5)	35,317	1,787	37,104	(660)	—	36,444
Interest expense (3)	23,560	896	24,456	462	(313)	24,605
Income taxes	2,564	188	2,752	(1,204)	—	1,548
Net income (loss) attributable to Avista Corp. shareholders	11,935	824	12,759	(2,640)	—	10,119
Capital expenditures (4)	108,907	4,176	113,083	257	—	113,340
For the nine months ended September 30, 2019:
Operating revenues	$942,441	$27,414	$969,855	$11,208	$—	$981,063
Resource costs	325,615	(1,505)	324,110	—	—	324,110
Other operating expenses (2)	261,934	9,551	271,485	15,137	—	286,622
Depreciation and amortization	147,208	7,237	154,445	498	—	154,943
Income (loss) from operations	130,200	11,309	141,509	(4,427)	—	137,082
Interest expense (3)	73,214	4,787	78,001	885	(823)	78,063
Income taxes	25,722	1,825	27,547	598	—	28,145
Net income attributable to Avista Corp. shareholders	139,086	4,825	143,911	2,292	—	146,203
Capital expenditures (4)	313,747	7,218	320,965	1,104	—	322,069
For the nine months ended September 30, 2018:
Operating revenues	$970,525	$33,715	$1,004,240	$20,432	$—	$1,024,672
Resource costs	353,148	8,958	362,106	—	—	362,106
Other operating expenses (2)	230,342	9,049	239,391	20,714	—	260,105
Depreciation and amortization	132,022	4,397	136,419	587	—	137,006
Income (loss) from operations	174,310	10,488	184,798	(869)	—	183,929
Interest expense (3)	71,953	2,686	74,639	1,179	(712)	75,106
Income taxes	17,716	2,098	19,814	(2,347)	—	17,467
Net income (loss) attributable to Avista Corp. shareholders	91,727	5,878	97,605	(7,019)	—	90,586
Capital expenditures (4)	288,046	8,169	296,215	809	—	297,024
Total Assets:
As of September 30, 2019:	$5,599,103	$275,618	$5,874,721	$107,386	$(17,324)	$5,964,783
As of December 31, 2018:	$5,458,104	$272,950	$5,731,054	$87,050	$(35,528)	$5,782,576

AVISTA CORPORATION

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.

(2)
Other operating expenses for Avista Utilities for the three and nine months ended September 30, 2019 and 2018 include merger transaction costs which are separately disclosed on the Condensed Consolidated Statements of Income.

(3)	Including interest expense to affiliated trusts.

(4)	The capital expenditures for the other businesses are included in other investing activities on the Condensed Consolidated Statements of Cash Flows.
NOTE 18. TERMINATION OF PROPOSED ACQUISITION BY HYDRO ONE
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
The Company incurred significant transaction costs consisting primarily of consulting, banking fees, legal fees and employee time, and these costs are not being passed through to customers. When the Company was assuming the transaction was going to be completed, a significant portion of these costs were not deductible for income tax purposes. Now that the transaction has been terminated, more of the previously incurred transaction costs are deductible so it has recorded additional tax benefits from these costs in 2019.
See Note 16 for discussion of shareholder lawsuits filed against the Company, the Company’s directors, Hydro One, Olympus Holding Corp., and Olympus Corp. in relation to the Merger Agreement and the proposed acquisition.
NOTE 19. SALE OF METALfx
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
Prior to the completion of the sales transaction, METALfx was not a reportable business segment and was included in other in the business segment footnote at Note 17. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on the Company's ongoing operations,

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Avista Corporation
Spokane, Washington
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of September 30, 2019, and the related condensed consolidated statements of income, comprehensive income and equity for the three-month and nine-month periods ended September 30, 2019 and 2018 and the related cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 6, 2019

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
Business Segments
Our business segments have not changed during the nine months ended September 30, 2019. See the 2018 Form 10-K as well as “Note 17 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.
The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Avista Utilities	$5,966	$11,935	$139,086	$91,727
AEL&P	197	824	4,825	5,878
Other	(1,073)	(2,640)	2,292	(7,019)
Net income attributable to Avista Corp. shareholders	$5,090	$10,119	$146,203	$90,586
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $5.1 million for the three months ended September 30, 2019, a decrease from $10.1 million for the three months ended September 30, 2018. Net income was $146.2 million for the nine months ended September 30, 2019, compared to $90.6 million for the nine months ended September 30, 2018.
For the year-to-date, Avista Utilities' net income increased due to the receipt of a $103 million termination fee from Hydro One (see "Note 18 of the Notes to Condensed Consolidated Financial Statements"), as well as the positive impact of general rate increases and customer growth. These increases were partially offset by final transaction costs for the Hydro One transaction, taxes associated with the termination fee, increased transmission and distribution operating and maintenance costs (other operating expenses), a $7 million donation commitment to the local community and increased depreciation and amortization. For the third quarter, Avista Utilities' net income decreased due to increased transmission and distribution operating and maintenance costs (other operating expenses), an accrual for customer refunds related to our 2015 Washington general rate cases (see "Regulatory Matters"), and increased depreciation and amortization. These were partially offset by the positive impact of general rate increases and customer growth.
AEL&P net income decreased primarily due to an increase in other operating expenses and a decrease in operating revenues.
The increase in net income at our other businesses for the year-to-date was primarily due to the sale of METALfx and increased earnings from our other investments.
More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.
General Rate Cases and Regulatory Lag
We expect to experience regulatory lag during the period 2019 through 2021 due to our continued investment in utility infrastructure and because we did not file general rate cases during 2018 due to the terminated Hydro One transaction. In April, we filed general rates cases in Washington that are two-year rate plans (settlement in principle in November 2019, refer to "Regulatory Matters"). We filed an electric only general rate case in Idaho in June that was settled in October 2019 (subject to IPUC approval). We also filed a natural gas general rate case in Oregon in March (with a settlement approved by the OPUC in October 2019). We expect these cases to provide rate relief in 2020 and start reducing the regulatory lag that we have been experiencing. Going forward, we will continue to strive to reduce the regulatory timing lag and more closely align our earned returns with those authorized by 2022. This will require adequate and timely rate relief in our jurisdictions. See "Regulatory Matters" for additional discussion of the 2019 general rate cases.

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
On June 20, 2019, we filed testimony with the WUTC in the remand case. In our testimony we asserted that the potential amount to return to customers is limited to revenues collected on the basis of rates approved in the 2015 general rate cases, and we also asserted that no refund is due to customers. Subsequent to our filing, other parties in the case filed testimony and asserted that we should refund in the range of approximately $3 million to $77 million to customers. While we do not agree as a legal matter with the positions of the other parties to the case, as a practical matter we believe it is probable that ultimately we will refund some amount to customers. As such, as of September 30, 2019 we have recorded a refund liability of approximately $3 million to Washington customers. Since we cannot predict the ultimate outcome of this matter at this time, the amount so recorded represents the best current estimate of a potential loss. See "Note 16 of the Notes to Condensed Consolidated Financial Statements" for further discussion of this matter.
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
As a part of these general rate cases, we are also seeking to extend our electric and natural gas decoupling mechanisms for an additional five years (through March 31, 2025). During the second quarter of 2019, we filed a motion to consolidate our ERM filing with our 2019 Washington general rate case and our motion was approved by the WUTC.

AVISTA CORPORATION

A settlement in principle has been reached in the current Washington General Rate Case with all parties and all issues with the exception of decoupling and ERM-related issues. The Settlement Stipulation is in the drafting stage, and the parties, including the Public Counsel Unit of the Washington Attorney General’s Office and the Sierra Club, are securing the necessary approvals in their respective organizations. The Settlement Stipulation is anticipated to be filed on or about November 21, 2019, and will require Commission approval. We believe that the terms of the settlement-in-principle are fair for customers and shareholders.
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
2019 General Rate Cases
On October 11, 2019, Avista Corp. and all parties to our electric general rate case reached a settlement agreement that has been submitted to the IPUC for its consideration. If approved, new rates would take effect December 1, 2019.
The proposed rates under the settlement agreement are designed to decrease annual base electric revenues by $7.2 million (or 2.8 percent), effective December 1, 2019. The settlement revenue decreases are based on a 9.5 percent ROE with a common equity ratio of 50 percent and a rate of return ROR on rate base of 7.35 percent, which is a continuation of current levels. This outcome is in line with our expectations.
The primary element of the difference in the agreed upon base revenues in the settlement agreement from our original request is that the settlement includes the continued recovery of costs for our wind generation power purchase agreements, which will include Palouse Wind and Rattlesnake Flat, through the PCA mechanism rather than through base rates.
Our original request included an increase of annual electric base revenues of $5.3 million or 2.1 percent, effective January 1, 2020.

AVISTA CORPORATION

The electric request was based on a proposed ROR on rate base of 7.55 percent with a common equity ratio of 50 percent and a 9.9 percent ROE, as well as the inclusion of wind power purchase costs in base rates rather than receiving recovery through the PCA.
Oregon General Rate Cases
2019 General Rate Case
On October 9, 2019, the OPUC approved the all-party settlement agreements filed in the third quarter of 2019. New rates will take effect on January 15, 2020.
OPUC approved rates designed to increase annual natural gas billed revenues by $3.6 million, or 4.2 percent.
The Commission’s decision reflects a ROR on rate base of 7.24 percent, with a common equity ratio of 50 percent and a 9.4 percent ROE, both of which represent a continuation of existing authorized levels.
In addition, the approved settlement agreements included agreement among the parties to a future independent review of our interest rate hedging practices, with any recommendations based on the results and findings in the final report to be applicable only on a prospective basis and to not apply to any prior interest rate hedging activity.
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
AMI Project
In March 2016, the WUTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our plans to replace our existing electric meters with new two-way digital meters and the related software and support services through our AMI project in Washington State. As of September 30, 2019, the estimated future undepreciated value for the existing electric meters was $21.5 million. In September 2017, the WUTC also approved our request to defer the undepreciated net book value of existing natural gas encoder receiver transmitters (ERT) (consistent with the accounting treatment we obtained on our existing electric meters) that will be retired as part of the AMI project. As of September 30, 2019, the estimated future undepreciated value for the existing natural gas ERTs was $4.4 million. Replacement of the electric meters and natural gas ERTs began during the second half of 2018 and is ongoing.
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
Avista Utilities
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural

AVISTA CORPORATION

gas costs among all jurisdictions were a liability of $3.3 million as of September 30, 2019 and a liability of $40.7 million as of December 31, 2018. The liability decreased from the prior year primarily due to higher natural gas prices in 2019 as compared to the current year PGA rates.
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. See the 2018 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM were a liability of $35.5 million as of September 30, 2019, compared to a liability of $34.4 million as of December 31, 2018. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.
The cumulative rebate balance exceeds $30 million and as a result, our 2019 filing contained a proposed rate refund, effective July 1, 2019 over a three-year period. During the second quarter of 2019 we filed a motion to consolidate this ERM filing with our 2019 Washington general rate case (which was filed on April 30, 2019). In our motion, we requested that the WUTC withhold the refund associated with the ERM for use in the 2019 general rate case rather than passing it back to customers over the three-year period that was proposed in the ERM filing. Our motion was approved by the WUTC and the ERM refund will now be considered with the 2019 Washington general rate case.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a liability of $1.0 million as of September 30, 2019, compared to a liability of $7.6 million as of December 31, 2018. These deferred power cost balances represent amounts due to customers.
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
Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $25.5 million as of September 30, 2019 and $13.9 million as of December 31, 2018. These decoupling assets represent amounts due from customers. Total net earnings sharing balances among all jurisdictions were regulatory liabilities of $0.7 million as of September 30, 2019 and $1.5 million as of December 31, 2018. These earnings sharing liabilities represent amounts due to customers.
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

AVISTA CORPORATION

Three months ended September 30, 2019 compared to the three months ended September 30, 2018
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the third quarter of 2018 to the third quarter of 2019, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased at both Avista Utilities and AEL&P. Avista Utilities' revenues decreased primarily from a provision for customer rate refunds related to the 2015 Washington general rate cases as well as a decrease in decoupling rates and PGA rates, which are included in rates billed to retail customers. These decreases were partially offset by an increase from electric decoupling, general rate increases and customer growth. AEL&P's revenues decreased from a reduction in sales volumes due to weather that was warmer than normal and warmer than the prior year. Also, there was lower hydroelectric generation at AEL&P which prevented them from making sales to a large interruptible customer.
Non-utility revenues decreased due to the sale of METALfx, which occurred in April 2019.
Utility resource costs decreased at both Avista Utilities and AEL&P. While there was a decrease in gross resource costs at Avista Utilities, there was an increase in power purchase prices and thermal fuel costs. The decrease at AEL&P was due to a decrease in deferred power supply expenses, as well as the adoption of the new lease standard on January 1, 2019, which resulted in the reclassification of Snettisham power purchase costs from resource costs to depreciation and amortization and interest expense in 2019. See "Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements" for further information regarding the adoption of the new lease standard.
The increase in utility other operating expenses was due to an increase at Avista Utilities related to an increase in salaries, pensions and benefits. This was partially offset by a decrease in generation and distribution operating and maintenance costs.
The merger transaction costs are related to the terminated Hydro One acquisition. There were no costs in the third quarter of 2019 because the transaction was terminated in the first quarter of 2019. None of the acquisition costs are being passed through to customers.
Utility depreciation and amortization increased due to additions to utility plant and amortization of the Snettisham finance lease, which was reclassed from utility resource costs to depreciation and amortization, effective January 1, 2019. See "Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements" for further information regarding the Snettisham lease and the adoption of the new lease standard.
The increase in other was primarily related to a decrease in non-utility other operating expenses due to the sale of METALfx during the second quarter of 2019 and also due to lower property taxes.
Income taxes decreased primarily due to a decrease in income before taxes. Our effective tax rate was negative 2.6 percent for the third quarter of 2019 compared to 13.3 percent for the third quarter of 2018. We expect our full year 2019 effective tax rate

AVISTA CORPORATION

to be approximately 16 percent to 17 percent. See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the nine months ended September 30, 2018 to the nine months ended September 30, 2019, as well as the various factors that caused such change (dollars in millions):
Utility revenues decreased at both Avista Utilities and AEL&P. Avista Utilities' revenues decreased primarily from a decrease in wholesale electric revenues (due mostly to a decrease in volumes), as well as a decrease in sales of fuel. These items decreased due to lower than normal hydroelectric generation, which resulted in less optimization of the system. These decreases were partially offset by general rate increases and customer growth. AEL&P's revenues decreased from a reduction in sales volumes due to weather that was warmer than normal and warmer than the prior year. Also, there was lower hydroelectric generation at AEL&P which prevented them from making sales to a large interruptible customer.
Utility resource costs decreased at both Avista Utilities and AEL&P. While there was a decrease in gross resource costs at Avista Utilities, there was an increase in power purchase prices, higher thermal fuel costs and lower hydroelectric generation compared to 2018. The decrease at AEL&P was due to a decrease in deferred power supply expenses, as well as the adoption of the new lease standard on January 1, 2019. See "Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements" for further information regarding the adoption of the new lease standard.
The increase in utility other operating expenses was primarily due to an increase at Avista Utilities primarily related to a donation commitment, which was recorded in the second quarter 2019. There were also increases in generation, transmission and distribution operating and maintenance costs.
The merger transaction costs are related to the terminated Hydro One acquisition. These costs increased for the year-to-date 2019 related to financial advisers' fees, legal fees, consulting fees and employee time, whereas 2018 consisted primarily of employee time incurred directly related to the transaction. None of the acquisition costs are being passed through to customers.
Utility depreciation and amortization increased due to additions to utility plant, amortization of the Snettisham lease (See "Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements for further information on the Snettisham lease), and from a March 2019 settlement in Idaho, which allowed us to utilize approximately $6.4 million ($5.1 million when tax-effected) of the electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4 to reflect a remaining useful life of those units through December 31, 2027. This amount was recorded as a one-time charge to depreciation expense in the second quarter of 2019, with an offsetting amount included in income tax expense.
The merger termination fee was received from Hydro One due to the mutual agreement to terminate the proposed acquisition.

AVISTA CORPORATION

See "Note 18 of the Notes to Condensed Consolidated Financial Statements" for additional discussion.
The increase in other was primarily related to the gain on the sale of METALfx during the second quarter of 2019 and a net increase in earnings from our investments. See "Note 19 of the Notes to Condensed Consolidated Financial Statements" for further details of the sales transaction.
Income taxes increased primarily due to increased income before taxes mostly associated with the receipt of the Hydro One termination fee. Our effective tax rate was 16.2 percent for 2019, compared to 16.1 percent for 2018. We expect our full year 2019 effective tax rate to be approximately 16 percent to 17 percent. See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.
Non-GAAP Financial Measures
The following discussion for Avista Utilities includes two financial measures that are considered “non-GAAP financial measures”: electric utility margin and natural gas utility margin. In the AEL&P section, we include a discussion of utility margin, which is also a non-GAAP financial measure.
Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flows that excludes (or includes) amounts that are included (excluded) in the most directly comparable measure calculated and presented in accordance with GAAP. Electric utility margin is electric operating revenues less electric resource costs, while natural gas utility margin is natural gas operating revenues less natural gas resource costs. The most directly comparable GAAP financial measure to electric and natural gas utility margin is utility operating revenues as presented in "Note 17 of the Notes to Condensed Consolidated Financial Statements."
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

AVISTA CORPORATION

Results of Operations - Avista Utilities
Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Utility Operating Revenues
The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues, and deferrals/amortizations to customers related to federal income tax law changes.
Total electric operating revenues in the graph above include intracompany sales of $8.5 million and $11.6 million for the three months ended September 30, 2019 and September 30, 2018, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2019	2018
Current year decoupling deferrals (a)	$5,361	$3,738
Amortization of prior year decoupling deferrals (b)	563	(3,782)
Total electric decoupling revenue	$5,924	$(44)

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

Total electric revenues decreased $0.1 million for the third quarter of 2019 as compared to the third quarter of 2018 primarily due to the following:

•	a $5.7 million decrease in retail electric revenue due to a decrease in total MWhs sold (decreased revenues $4.0 million) and a decrease in revenue per MWh (decreased revenues $1.7 million).

◦
The decrease in total retail MWhs sold was primarily the result of a decrease in industrial sales volumes and a slight decrease in residential sales volumes. These were partially offset by residential and commercial customer growth. Compared to the third quarter of 2018, residential electric use per customer decreased 1 percent and commercial use per customer decreased 1 percent. Cooling degree days in Spokane were 16 percent below normal and 15 percent below the third quarter of 2018, which resulted in a decrease in cooling loads. Heating degree days in Spokane were 14 percent above normal and 18 percent above the third quarter of 2018.

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

•
a $5.1 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $4.5 million) and an increase in sales volumes (increased revenues $0.6 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•	a $2.9 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities.

•
a $6.0 million increase in electric decoupling revenue. Weather was cooler than normal in the third quarter of 2019, reducing the demand for electric cooling, which resulted in decoupling deferral surcharges related to the current year. There was also the amortization of decoupling rebates from prior years.

•
the $2.8 million decrease in other electric revenues was primarily related to a $1.4 million accrual for customer refunds related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.

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

Total natural gas operating revenues in the graph above include intracompany sales of $14.1 million and $12.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2019	2018
Current year decoupling deferrals (a)	$(422)	$1,619
Amortization of prior year decoupling deferrals (b)	535	(969)
Total natural gas decoupling revenue	$113	$650

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

Total natural gas revenues decreased $5.9 million for the third quarter of 2019 as compared to the third quarter of 2018 primarily due to the following:

•	a $1.7 million increase in natural gas retail revenues due to an increase in volumes (increased revenues $3.9 million), partially offset by lower retail rates (decreased revenues $2.2 million).

◦
Retail natural gas sales increased in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to residential and commercial customer growth and higher use per customer. Compared to third quarter of 2018, residential use per customer increased 9 percent and commercial use per customer increased 15 percent. Heating degree days in Spokane were 14 percent above normal, and 18 percent above the third quarter of 2018. Heating degree days in Medford were 117 percent above normal, and 139 percent above the third quarter of 2018.

◦
Lower retail rates were primarily due to PGAs and decoupling rate decreases (as our decoupling surcharges were larger in prior years, which resulted in higher surcharge rates in 2018 as compared to rebates in 2019), partially offset by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019).

•
a $5.4 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $9.0 million), partially offset by an increase in volumes (increased revenues $3.6 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
the $1.6 million decrease in other natural gas revenues was primarily related to a $1.6 million accrual for customer refunds related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.

AVISTA CORPORATION

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended September 30:

	Electric Customers		Natural Gas Customers
	2019	2018	2019	2018
Residential	343,345	339,765	319,634	313,922
Commercial	42,846	42,396	35,604	35,200
Interruptible	—	—	43	39
Industrial	1,301	1,317	243	245
Public street and highway lighting	615	593	—	—
Total retail customers	388,107	384,071	355,524	349,406
Utility Resource Costs
The following graphs present Avista Utilities' resource costs for the three months ended September 30 (dollars in millions):
Total electric resource costs in the graph above include intracompany resource costs of $14.1 million and $12.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively.
Total electric resource costs increased $2.1 million for the third quarter of 2019 as compared to the third quarter of 2018 primarily due to the following:

•
a $3.1 million increase in power purchased due to an increase in wholesale prices (increased costs $8.9 million), partially offset by a decrease in the volume of power purchases (decreased costs $5.8 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $8.5 million and $11.6 million for the three months ended September 30, 2019 and September 30, 2018, respectively.
Total natural gas resource costs decreased $3.6 million for the third quarter of 2019 as compared to the third quarter of 2018 primarily due to the following:

•
a $6.0 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $10.0 million), partially offset by an increase in total therms purchased (increased costs $4.0 million).

•	a $2.1 million increase from net amortizations and deferrals of natural gas costs.
Utility Margin
The following table reconciles Avista Utilities' operating revenues, as presented in "Note 17 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues	$232,320	$232,448	$65,266	$71,189	$(22,655)	$(24,088)	$274,931	$279,549
Resource costs	79,698	77,576	41,354	44,973	(22,655)	(24,088)	98,397	98,461
Utility margin	$152,622	$154,872	$23,912	$26,216	$—	$—	$176,534	$181,088
Electric utility margin decreased $2.2 million and natural gas utility margin decreased $2.3 million.
Electric utility margin decreased primarily due to an increase in net power supply costs due to higher than authorized power purchase prices and thermal fuel costs. For the third quarter of 2019, we had a $2.4 million pre-tax expense under the ERM in Washington, compared to a $0.2 million pre-tax expense for the third quarter of 2018. For the full year of 2019, we expect to be in a benefit position under the ERM within the 75 percent customer/25 percent Company sharing band. Electric utility margin was also negatively affected by an accrual for customer refunds of $1.4 million related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.
Electric utility margin was also positively impacted by a general rate increase in Idaho (effective January 1, 2019), and customer growth.
Natural gas utility margin decreased primarily due to an accrual for customer refunds of $1.6 million related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion. This was partially offset by general rate increases in Idaho (effective January 1, 2019), and customer growth.

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
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Utility Operating Revenues
The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues, and deferrals/amortizations to customers related to federal income tax law changes.
Total electric operating revenues in the graph above include intracompany sales of $34.3 million and $20.5 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the nine months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2019	2018
Current year decoupling deferrals (a)	$7,839	$14,024
Amortization of prior year decoupling deferrals (b)	2,172	(12,058)
Total electric decoupling revenue	$10,011	$1,966

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

Total electric revenues decreased $12.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to the following:

•
an $8.3 million decrease in retail electric revenue due to a decrease in revenue per MWh (decreased revenues $11.8 million), partially offset by an increase in total MWhs sold (increased revenues $3.5 million).

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

◦
The increase in total retail MWhs sold was the result of weather that was cooler than the prior year during the first quarter heating season and September 2019 (which increased electric heating loads), and residential and commercial customer growth. Compared to the nine months ended September 30, 2018, residential electric use per customer increased 2 percent and commercial use per customer was relatively consistent. Heating degree days in Spokane were 4 percent above normal and 14 percent above the first nine months of 2018. Year-to-date 2019 cooling degree days were 8 percent below normal and 6 percent below the prior year, which decreased cooling loads.

AVISTA CORPORATION

•
a $12.2 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $22.1 million), partially offset by an increase in sales prices (increased revenues $9.9 million). The fluctuation in volumes and prices was primarily the result of our optimization activities.

•	a $13.8 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities.

•	an $8.0 million increase in electric revenue due to decoupling.

•
the $14.1 million increase in other electric revenues was primarily related to federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates had the 35 percent corporate tax rate built in from prior general rate cases, we deferred the impact of the change in the first quarter of 2018. Effective May 1, 2018 in Washington and June 1, 2018 in Idaho, base rates reflect the lower 21 percent corporate tax. These were partially offset by the accrual for customer refunds associated with the 2015 Washington general rate case.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the nine months ended September 30 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues, and deferrals/amortizations to customers related to federal income tax law changes.

Total natural gas operating revenues in the graph above include intracompany sales of $44.4 million and $30.0 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in natural gas operating revenues for the nine months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2019	2018
Current year decoupling deferrals (a)	$(3,390)	$4,225
Amortization of prior year decoupling deferrals (b)	4,483	(7,955)
Total natural gas decoupling revenue	$1,093	$(3,730)

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

Total natural gas revenues increased $12.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to the following:

•	a $6.6 million decrease in natural gas retail revenues due to lower retail rates (decreased revenues $27.6 million), partially offset by an increase in volumes (increased revenues $21.0 million).

◦
Retail natural gas sales increased in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to cooler weather during the heating season, and residential and commercial customer growth. Compared to the first nine months of 2018, residential natural gas use per customer increased 9 percent and commercial use per customer increased 11 percent. Heating degree days in Spokane were 4 percent above normal and 14 percent above the first nine months of 2018. Heating degree days in Medford were 2 percent above normal, and 8 percent above the first nine months of 2018.

◦
Lower retail rates were due to PGAs and rate decreases associated with the lower corporate tax rate and decoupling rate decreases (as our decoupling surcharges were larger in prior years, which resulted in higher surcharge rates in 2018 as compared to rebates in 2019), partially offset by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019).

AVISTA CORPORATION

•
an $8.5 million increase in wholesale natural gas revenues due to an increase in volumes (increased revenues $13.0 million), partially offset by a decrease in prices (decreased revenues $4.5 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•	a $4.8 million increase in natural gas revenue due to decoupling.

•
the $5.4 million increase in other natural gas revenues was primarily related to federal income tax law changes that lowered the corporate tax rate from 35 percent to 21 percent. As our customers' rates had the 35 percent corporate tax rate built in from prior general rate cases, we deferred the impact of the change beginning January 1, 2018. Effective May 1, 2018 in Washington, June 1, 2018 in Idaho, base rates reflect the lower 21 percent corporate tax. These were partially offset by the accrual for customer refunds associated with the 2015 Washington general rate case.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the nine months ended September 30:

	Electric Customers		Natural Gas Customers
	2019	2018	2019	2018
Residential	343,875	339,331	320,084	313,650
Commercial	42,881	42,520	35,715	35,395
Interruptible	—	—	44	39
Industrial	1,307	1,317	241	246
Public street and highway lighting	607	591	—	—
Total retail customers	388,670	383,759	356,084	349,330
Utility Resource Costs
The following graphs present Avista Utilities' resource costs for the nine months ended September 30 (dollars in millions):
Total electric resource costs in the graph above include intracompany resource costs of $44.4 million and $30.0 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
Total electric resource costs decreased $13.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to the following:

•
a $0.7 million increase in power purchased due to an increase in wholesale prices (increased costs $21.9 million), partially offset by a decrease in the volume of power purchases (decreased costs $21.2 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the period.

AVISTA CORPORATION

•	a $7.4 million increase in fuel for generation primarily due to an increase in thermal generation, as well as natural gas fuel prices.

•
a $7.9 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	a $17.2 million decrease from amortizations and deferrals of power costs.
Total natural gas resource costs in the graph above include intracompany resource costs of $34.3 million and $20.5 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
Total natural gas resource costs increased $13.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to the following:

•
a $45.9 million increase in natural gas purchased due to an increase in total therms purchased (increased costs $23.8 million) and an increase in the price of natural gas (increased costs $22.1 million). Total therms purchased increased due to an increase in retail sales and wholesale sales.

•	a $34.7 million decrease from amortizations and deferrals of natural gas costs, primarily reflecting higher natural gas prices.
Utility Margin
The following table reconciles Avista Utilities' operating revenues, as presented in "Note 17 of the Notes to Condensed Consolidated Financial Statements" to utility margin for the nine months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues	$718,378	$730,483	$302,709	$290,583	$(78,646)	$(50,541)	$942,441	$970,525
Resource costs	239,143	252,232	165,118	151,457	(78,646)	(50,541)	325,615	353,148
Utility margin	$479,235	$478,251	$137,591	$139,126	$—	$—	$616,826	$617,377
Electric utility margin increased $1.0 million and natural gas utility margin decreased $1.5 million.
Electric utility margin was positively impacted during 2019 by general rate increases in Idaho (effective January 1, 2019) and Washington (effective May 1, 2018), as well as customer growth. This was partially offset by higher net power supply costs for 2019 as compared to 2018 due to higher than authorized power purchase prices and thermal fuel costs. For the nine months ended September 30, 2019, we recognized a pre-tax benefit of $1.1 million under the ERM in Washington compared to a pre-

AVISTA CORPORATION

tax benefit of $5.6 million for the nine months ended September 30, 2018. For the full year of 2019, we expect to be in a benefit position under the ERM within the 75 percent customer/25 percent Company sharing band. In addition, electric utility margin was negatively affected by the accrual for customer refunds of $1.4 million related to the 2015 Washington general rate case.
Natural gas utility margin was negatively affected by the accrual for customer refunds of $1.6 million related to the 2015 Washington general rate case. This was partially offset by general rate increases in Washington (effective May 1, 2018) and Idaho (effective January 1, 2019), and customer growth.
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
Results of Operations - Alaska Electric Light and Power Company
Three months ended September 30, 2019 compared to the three months ended September 30, 2018 and nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Net income for AEL&P was $0.2 million for the three months ended September 30, 2019 compared to $0.8 million for the three months ended September 30, 2018. Net income was $4.8 million for the nine months ended September 30, 2019 compared to $5.9 million for the nine months ended September 30, 2018.
The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating revenues	$7,790	$9,570	$27,414	$33,715
Resource costs	(73)	3,058	(1,505)	8,958
Utility margin	$7,863	$6,512	$28,919	$24,757
Electric revenues decreased for the third quarter and year-to-date 2019 primarily due to lower sales volumes to residential and commercial customers for 2019 as compared to 2018. This resulted from weather that was warmer than normal and warmer than the prior year, as well as lower hydroelectric generation, which prevented AEL&P from making sales to an interruptible customer (discussed further below).
Resource costs decreased from the prior year due to the adoption of the new lease standard on January 1, 2019, which resulted in the reclassification of Snettisham power purchase costs from resource costs to depreciation and amortization and interest expense in 2019. See "Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements" for further information regarding the adoption of the new lease standard. In addition, AEL&P had low hydroelectric generation during the first three quarters of 2019, which limited energy provided to their interruptible customers. A portion of the sales to interruptible customers is used to reduce the overall cost of power to AEL&P's firm customers. When interruptible sales are below a certain threshold, AEL&P recognizes a regulatory asset and records a reduction to deferred power supply costs (resource costs) to reflect a future billable amount to its firm customers when the cost of power rates are reset.
Results of Operations - Other Businesses
Net loss for our other businesses was $1.1 million for the three months ended September 30, 2019 compared to a net loss of $2.6 million for the three months ended September 30, 2018. Net income was $2.3 million for the nine months ended September 30, 2019 compared to net losses of $7.0 million for the nine months ended September 30, 2018.
During the second quarter of 2019, we sold METALfx, which resulted in a net gain after-tax of approximately $2.3 million. See "Note 19 of the Notes to Condensed Consolidated Financial Statements" for further discussion of the sale of METALfx.
In addition, during 2019 we had net investment gains associated with our equity investments compared to net investment losses during 2018.
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

AVISTA CORPORATION

estimates and assumptions were discussed in detail in the 2018 Form 10-K and have not changed materially from that discussion.
Liquidity and Capital Resources
Overall Liquidity
Our sources of overall liquidity and the requirements for liquidity have not materially changed in the nine months ended September 30, 2019. See the 2018 Form 10-K for further discussion.
As of September 30, 2019, we had $179.5 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2021 and AEL&P's $25.0 million credit facility that expires in November 2019, we believe that we have adequate liquidity to meet our needs for the next 12 months. We anticipate pursuing an extension to the AEL&P credit facility or entering into a new agreement during 2019.
Review of Cash Flow Statement
Operating Activities
Net cash provided by operating activities was $340.5 million for the nine months ended September 30, 2019 compared to $365.8 million for the nine months ended September 30, 2018. The decrease in net cash provided by operating activities was primarily due to power and natural gas deferrals which increased during 2019 due to higher natural gas prices during the year (which decreased cash flows by $45.8 million) as compared to an increase to operating cash flows of $6.3 million in 2018. As compared to 2018, changes in accounts receivable resulted in a decrease to operating cash flows of $21.3 million.
The above decreases were partially offset by the receipt of the $103.0 million merger termination fee from Hydro One that is reflected in net income for 2019. The termination fee was used for reimbursing our transaction costs incurred from 2017 to 2019 which totaled approximately $51.0 million, including income taxes. The balance of the termination fee was used for general corporate purposes and reduced our need for external financing. Our total transaction costs were $19.7 million (pre-tax) for 2019 and we also incurred approximately $15.7 million in taxes in 2019 (net of $1.8 million in tax benefits recaptured from 2017 and 2018). In addition, we cash settled interest rate swaps during 2019 and paid a net amount of $13.3 million, compared to net cash paid of $26.6 million for interest rate swap settlements in 2018.
Investing Activities
Net cash used in investing activities was $320.3 million for the nine months ended September 30, 2019, compared to $307.7 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we paid $321.0 million for utility capital expenditures compared to $296.2 million for the nine months ended September 30, 2018. Also, during 2019, we received proceeds from the sale of METALfx (net of cash sold and amounts held in escrow) of $16.4 million. This amount is prior to the payment of transaction costs, which are reflected in operating activities.
Financing Activities
Net cash used by financing activities was $20.4 million for the nine months ended September 30, 2019, compared to $53.1 million for the nine months ended September 30, 2018. During 2019, we issued $42.9 million of common stock, most of which was under our sales agency agreements in the second and third quarters. During 2018, we issued $374.6 million in long-term debt and repaid $276.8 million, as well as paid off $70.4 million of borrowings on our committed line of credit.

AVISTA CORPORATION

Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases (1)	$21,880	0.5%	$107,645	2.8%
Short-term borrowings	119,300	2.9%	190,000	4.9%
Long-term debt to affiliated trusts	51,547	1.3%	51,547	1.3%
Long-term debt and leases (1)	2,000,741	49.0%	1,755,529	45.3%
Total debt	2,193,468	53.7%	2,104,721	54.3%
Total Avista Corporation shareholders’ equity	1,893,568	46.3%	1,773,220	45.7%
Total	$4,087,036	100.0%	$3,877,941	100.0%

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

Our shareholders’ equity increased $120.3 million during the first nine months of 2019 primarily due to net income and the issuance of common stock, partially offset by dividends.
We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
Committed Lines of Credit
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2021. As of September 30, 2019, there was $179.5 million of available liquidity under this line of credit.
The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of September 30, 2019, we were in compliance with this covenant with a ratio of 53.7 percent.
AEL&P has a $25.0 million committed line of credit that expires in November 2019. As of September 30, 2019, there were no borrowings or letters of credit outstanding under this committed line of credit. We are currently working on entering into a new committed line of credit at AEL&P that is expected to be completed during the fourth quarter 2019.
The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2019, AEL&P was in compliance with this covenant with a ratio of 52.3 percent.
Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2019	2018
Borrowings outstanding at end of period	$207,000	$35,000
Letters of credit outstanding at end of period	$13,503	$21,230
Maximum borrowings outstanding during the period	$207,000	$111,000
Average borrowings outstanding during the period	$133,495	$36,299
Average interest rate on borrowings during the period	3.22%	2.43%
Average interest rate on borrowings at end of period	2.94%	2.88%
The increase in the average interest rates as of and for the nine months ended September 30, 2019 was primarily the result of a downgrade in our credit rating by Moody's during December 2018. See the 2018 10-K for further discussion of the downgrade by Moody's.

AVISTA CORPORATION

As of September 30, 2019, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
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
In September 2019, we entered into a bond purchase agreement to issue $180.0 million of first mortgage bonds in November 2019. No further long-term debt issuances are planned for 2019. During 2019, we expect to issue $65.0 million of equity (including $42.9 million issued during the nine months ended September 30, 2019). We intend to use the proceeds from our debt and equity issuances to refinance maturing long-term debt, fund planned capital expenditures, maintain an appropriate capital structure and for other general corporate purposes. This represents an increase from our previous estimates as discussed in the Liquidity section of the 2018 Form 10-K.
After considering the expected issuances of long-term debt and equity during 2019, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.
Capital Expenditures
We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. Our estimated capital expenditures at Avista Utilities have increased from $405.0 million to $435.0 million for 2019 primarily due to additional spending associated with capital for renewable integration and customer growth. See the 2018 Form 10-K for further information on our expected capital expenditures.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had $13.5 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $10.5 million as of December 31, 2018. The increase in letters of credit outstanding was due to additional letters of credit being issued as collateral for energy commodity derivative instruments.
Pension Plan
Avista Utilities
In the nine months ended September 30, 2019 we contributed $22.0 million to the pension plan and we do not expect further contributions in 2019. We expect to contribute a total of $88.0 million to the pension plan in the period 2020 through 2023, with annual contributions of $22.0 million over that period.
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
Contractual Obligations
Our future contractual obligations have not materially changed during the nine months ended September 30, 2019, except for the following:

•
a bond purchase agreement of $180.0 million for the issuance and sale of 3.43 percent first mortgage bonds in the fourth quarter of 2019. See "Note 10 of the Notes to Condensed Consolidated Financial Statements" for additional discussion of the bond issuance; and

•	a contractual obligation for an investment in venture funds that totals $25.0 million over five years.
See the 2018 Form 10-K for our contractual obligations.

AVISTA CORPORATION

Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed during the nine months ended September 30, 2019 except for the following:
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
Clean Energy Commitment
On April 18, 2019, we announced a goal to serve our customers with 100 percent clean electricity by 2045 and to have a carbon-neutral supply of electricity by the end of 2027. To help achieve our goals and add to our clean electricity portfolio, in the last three years, we have implemented three renewable energy projects on behalf of our customers, the Community Solar project (0.4 MW) in Spokane Valley, Washington (owned by Avista Corp.), the Solar Select project (28 MW) in Lind, Washington (PPA) and the Rattlesnake Flat Wind project (144 MW) in Adams County, Washington (PPA).
To achieve our clean energy goals, we assume that energy storage and other technology which is not currently available or not affordable will advance such that it will allow us to meet our goals while also maintaining reliability and affordability for our customers. If the required technology is not available or not affordable in the future, we may not meet our predetermined goals in the timeframe we have forecasted.
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
Second, the EPA finalizes the ACE rule, which comprises EPA’s determination of the Best System of Emissions Reduction (BSER) for existing coal-fired power plants and establishment of the procedures that will govern States’ promulgation of standards of performance for existing EGUs within their borders. EPA sets the final BSER as heat rate efficiency improvements (HRI) based on a range of “candidate technologies” that can be applied to a plant's operating units and requires that each State determine which apply to each coal-fired unit based on consideration of remaining useful plant life.
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
Climate Change - State Legislation and State Regulatory Activities
The states of Washington and Oregon have adopted non-binding targets to reduce GHG emissions. Both states enacted their targets with an expectation of reaching the targets through a combination of renewable energy standards, eventual carbon pricing mechanisms, such as cap and trade regulation or a carbon tax, and assorted “complementary policies.” However, no specific reductions are mandated as yet. In Washington State, Senate Bill 5116 (SB 5116) was passed. The focus of the legislation is to reduce greenhouse gas emissions from specific sectors of the economy through direct regulation. SB 5116 requires Washington utilities to no longer allocate coal-fired resources to Washington retail customers by the end of 2025, and to achieve carbon neutrality by 2030 while meeting a minimum 80 percent of load through delivery of renewable or non-emitting resources to customers. The legislation sets-forth alternative compliance measures that can be pursued by an electric utility to offset emissions from fossil fuel generation. The bill also requires utilities to meet 100 percent of load with renewable and non-emitting resources by 2045, although no penalties for failing to meet that standard were established. Under SB 5116, our hydroelectric and biomass generation facilities are considered resources that can be used to comply with the bill’s clean

AVISTA CORPORATION

energy standards. The bill was passed by both the Senate and House in April 2019 and was signed into law by the Governor on May 7, 2019. The law requires additional rulemaking by several Washington agencies for its measures to be enacted. We intend to seek recovery of any costs associated with the clean energy legislation through the regulatory process.
See the 2018 Form 10-K for further discussion of environmental issues and contingencies.
Enterprise Risk Management
The material risks to our businesses were discussed in our 2018 Form 10-K and have not materially changed during the nine months ended September 30, 2019. Refer to the 2018 Form 10-K for further discussion of our risks and the mitigation of those risks.
Financial Risk
Our financial risks have not materially changed during the nine months ended September 30, 2019. Refer to the 2018 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2018.
Interest Rate Risk
We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 6 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of September 30, 2019 and December 31, 2018 and the amount of additional collateral we would have to post in certain circumstances. In addition, see "Regulatory Matters" for a discussion of commitments we made in Oregon surrounding the independent review of our interest rate hedging practices.
Credit Risk
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of September 30, 2019, we had cash deposited as collateral in the amount of $4.9 million and letters of credit of $9.5 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2018 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2019 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

September 30, 2019
Additional collateral taking into account contractual thresholds	$4,162
Additional collateral without contractual thresholds	4,986
Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of September 30, 2019, we had interest rate swap derivatives outstanding with a notional amount totaling $215.0 million and we had deposited cash in the amount of $8.9 million as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at September 30, 2019, we would potentially be required to post the following additional collateral (in thousands):

September 30, 2019
Additional collateral taking into account contractual thresholds	$14,070
Additional collateral without contractual thresholds	44,391

AVISTA CORPORATION

Energy Commodity Risk
Our energy commodity risks have not materially changed during the nine months ended September 30, 2019, except as discussed below. Refer to the 2018 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2019 that are expected to settle in each respective year (dollars in thousands):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2019	$(18)	$1,515	$(431)	$(219)	$12	$(2,331)	$(667)	$(787)
2020	—	514	(749)	2,332	49	(3,313)	(1,628)	(2,414)
2021	—	—	1	953	—	538	(861)	(27)
2022	—	—	26	114	—	—	—	—
2023	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
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
Regional Energy Markets
The California Independent System Operator (CAISO) operates an Energy Imbalance Market (EIM) in the western United States. Most investor-owned utilities in the Pacific Northwest are either participants in the CAISO EIM or plan to integrate into the market in the near future. Factors to be considered in deciding whether to join the CAISO EIM include the amount of variable generating resources in the utilities’ systems, the ability to manage the variable generating resources within the utilities’ systems, the costs associated with joining the CAISO EIM, and the economic benefits associated with joining the CAISO EIM. As additional utilities join the CAISO EIM, there is a reduction in bilateral market liquidity and opportunities for wholesale transactions close to the operating hour. Based on these considerations, we signed an agreement in April 2019 to join the CAISO EIM. We have begun implementing new processes to enable participation in the EIM in the second half of 2019 and we expect to be full participants by April 2022. We estimate the total cost of joining the EIM to be approximately $25 million for both capital and operating expense spending over the three-year implementation period and we estimate annual benefits of approximately $6 million from market participation. We expect to seek recovery of the net costs through the regulatory process.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

AVISTA CORPORATION

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2019.
There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. Other Information

Item 1. Legal Proceedings
See “Note 16 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”
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
Item 5. Other Information
Termination of Individual Change of Control Agreements and adoption of Executive Change of Control Plan.
General
On November 6, 2019, as part of its regular review of compensation and benefits, the Compensation and Organization Committee of the Board of Directors of the Company (the “Committee”) determined that it would be preferable for the Company to have a single change of control plan covering eligible officers rather than separate change of control agreements with each such eligible officer. In connection with this determination, the Board of Directors on November 6, 2019, adopted the Avista Corporation Executive Change of Control Plan (the “Change of Control Plan”), to be effective January 1, 2020.
Certain officers of the Company are presently party to individual change of control agreements with the Company (the “Individual Agreements”). Participation in the Change of Control Plan by an officer with an Individual Agreement is conditioned upon the timely acceptance by such officer of an offer to terminate the Individual Agreement (the “Offer”) in exchange for, among other things, participation in Change of Control Plan.
The description of the Change of Control Plan and the Offers, each set forth below, do not purport to be complete and are qualified in their entireties by reference to the texts of the Change of Control Plan and related Offer letter, each of which is filed as an exhibit to this report.

AVISTA CORPORATION

Offers of Participation in the Change of Control Plan
Officers who are currently parties to Individual Agreements will be offered the opportunity to terminate their Individual Agreements in return for a one-time payment of $75,000 in cash and participation, effective January 1, 2020, in the Change of Control Plan. If the Offer is timely accepted, (i) the $75,000 payment will be made, subject to applicable tax and other withholdings, on or before March 15, 2020, (ii) the Individual Agreement will terminate on December 31, 2019, and (iii) participation in the Change of Control Plan will commence January 1, 2020. The period for accepting the Offer will open on December 1, 2019, and close on December 30, 2019. Officers other than those who are currently subject to Individual Agreements may also be offered participation, effective January 1, 2020, in the Change of Control Plan, though no $75,000 payment will be made to such officers.
Description of Change of Control Plan
Upon a Change of Control (as defined in the Change of Control Plan) and for the 24-month period immediately thereafter (the “Protection Period”), participants’ continued employment with the successor will be governed by the terms of the Change of Control Plan. Annual base salary and target annual bonus opportunities will be no less than as in effect immediately prior to the Change of Control. In addition, officers will be offered employee benefits and other incentive compensation generally available to other similarly-situated officers of the successor.
Upon the occurrence of a termination of employment by the successor without Cause or by the officer for Good Reason (each as defined in the Change of Control Plan), in either case, during the Protection Period, the participant will receive the following benefits, subject to timely execution and return of a general release of claims:
Severance payment. The officer will receive a lump sum cash severance payment, payable on the 60th day following the date of termination in an amount equal to (i) three times the sum of annual base salary and annual target bonus for fiscal year in which the termination of employment occurs for participants who were named executive officers of the Company as of December 31, 2019, and (ii) two times the sum of annual base salary and annual target bonus for fiscal year in which the termination of employment occurs for all other participants.
Prorata target bonus payment. Participants will receive a lump sum cash payment based on the annual target bonus for fiscal year in which the termination of employment occurs, pro-rated to reflect the portion of the fiscal year elapsed prior to the termination of employment and payable on the 60th day following termination of employment.
COBRA Reimbursement. The participants will receive reimbursement for up to 18 months of premiums for COBRA continuation coverage under the successor’s applicable health plan.
The Change of Control Plan does not provide any gross-ups for excise taxes the participant may be subject to with respect to golden parachute payments. In the event the participant would be subject to a 20 percent golden parachute excise tax under Code Section 4999, the payments and benefits to the participant would be reduced to the maximum amount that does not trigger the excise tax, unless the participant would retain greater value (on an after-tax basis) by receiving all payments and benefits and paying the excise tax, in which event the participant would receive the unreduced amount and be subject to the excise tax.
The Change in Control Plan will become effective January 1, 2020.

AVISTA CORPORATION

Item 6. Exhibits

10.1	Form of Change of Control Agreement between the Company and its Executive Directors (1)
10.2	Change of Control Agreement Letter (1)
15	Letter Re: Unaudited Interim Financial Information (1)
31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)
31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)
32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (2)
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.
(2)	Furnished herewith.

AVISTA CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	November 6, 2019	/s/ Mark T. Thies
Mark T. Thies
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)