Form 10-Q
period 2020-03-31
AVISTA CORP
filed 2020-05-08
CIK 104918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of May 1, 2020, 67,293,360 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

COVID-19	-	Coronavirus disease 2019, a respiratory illness that was declared a pandemic in March 2020
Deadband or ERM deadband	-	The first $4.0 million in annual power supply costs above or below the amount included in base retail rates in Washington under the ERM in the state of Washington
EIM	-	Energy Imbalance Market
Energy	-	The amount of electricity produced or consumed over a period of time, measured in KWh or MWh. Also, refers to natural gas consumed and is measured in dekatherms
EPA	-	Environmental Protection Agency
ERM	-	The Energy Recovery Mechanism, a mechanism for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Washington
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment, the electric and natural gas decoupling mechanism in Idaho
FERC	-	Federal Energy Regulatory Commission
GAAP	-	Generally Accepted Accounting Principles
Heating degree days	-
The measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

Hydro One	-	Hydro One Limited, based in Toronto, Ontario, Canada
IPUC	-	Idaho Public Utilities Commission
Juneau	-	The City and Borough of Juneau, Alaska
KW, KWh	-	Kilowatt (1000 watts): a measure of generating power or capability. Kilowatt-hour (1000 watt hours): a measure of energy produced over a period of time
MPSC	-	Public Service Commission of the State of Montana
MW, MWh	-	Megawatt: 1000 KW. Megawatt-hour: 1000 KWh
Noxon Rapids	-	The Noxon Rapids Hydroelectric Generating Project, located on the Clark Fork River in Montana

AVISTA CORPORATION

OPUC	-	The Public Utility Commission of Oregon
PCA	-	The Power Cost Adjustment mechanism, a procedure for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Idaho
PGA	-	Purchased Gas Adjustment
PPA	-	Power Purchase Agreement
RCA	-	The Regulatory Commission of Alaska
REC	-	Renewable energy credit
ROE	-	Return on equity
ROR	-	Rate of return on rate base
ROU	-	Right-of-use lease asset
SEC	-	U.S. Securities and Exchange Commission
TCJA	-	The "Tax Cuts and Jobs Act," signed into law on December 22, 2017
Therm	-	Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)
Watt	-	Unit of measurement of electric power or capability; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt
WUTC	-	Washington Utilities and Transportation Commission

AVISTA CORPORATION

Forward-Looking Statements
From time to time, we make forward-looking statements such as statements regarding projected or future:

•	financial performance;

•	cash flows;

•	capital expenditures;

•	dividends;

•	capital structure;

•	other financial items;

•	strategic goals and objectives;

•	business environment; and

•	plans for operations.
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
Operational Risk

•
pandemics (including the current COVID-19 pandemic), which could disrupt our business, as well as the global, national and local economy, resulting in a decline in customer demand, deterioration in the creditworthiness of our customers, increases in operating and capital costs, delays in capital projects, disruption in supply chains, and disruption, weakness and volatility in capital markets. In addition, any of these factors could negatively impact our liquidity and limit our access to capital, among other implications;

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

AVISTA CORPORATION

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

•	the outcome of legal proceedings and other contingencies;

•	economic conditions in our service areas, including the economy's effects on customer demand for utility services;

•	economic conditions nationally may affect the valuation of our unregulated portfolio companies;

•	declining energy demand related to customer energy efficiency, conservation measures and/or increased distributed generation;

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

AVISTA CORPORATION

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

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands, except per share amounts
(Unaudited)

	2020	2019
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$393,820	$393,241
Alternative revenue programs	(4,413)	(4,658)
Total utility revenues	389,407	388,583
Non-utility revenues	823	7,898
Total operating revenues	390,230	396,481
Operating Expenses:
Utility operating expenses:
Resource costs	129,547	137,347
Other operating expenses	94,496	83,978
Merger transaction costs	—	19,664
Depreciation and amortization	51,421	48,914
Taxes other than income taxes	30,978	31,943
Non-utility operating expenses:
Other operating expenses	1,360	7,355
Depreciation and amortization	235	209
Total operating expenses	308,037	329,410
Income from operations	82,193	67,071
Interest expense	26,347	25,651
Interest expense to affiliated trusts	270	357
Capitalized interest	(998)	(928)
Merger termination fee	—	(103,000)
Other income-net	(382)	(907)
Income before income taxes	56,956	145,898
Income tax expense	8,532	30,017
Net income	48,424	115,881
Net income attributable to noncontrolling interests	—	(87)
Net income attributable to Avista Corp. shareholders	$48,424	$115,794
Weighted-average common shares outstanding (thousands), basic	67,239	65,733
Weighted-average common shares outstanding (thousands), diluted	67,381	65,941

Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.72	$1.76
Diluted	$0.72	$1.76
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2020	2019
Net income	$48,424	$115,881
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $54 and $43 respectively	205	160
Total other comprehensive income	205	160
Comprehensive income	48,629	116,041
Comprehensive income attributable to noncontrolling interests	—	(87)
Comprehensive income attributable to Avista Corporation shareholders	$48,629	$115,954

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation
Dollars in thousands
(Unaudited)

	March 31,	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$18,919	$9,896
Accounts and notes receivable-less allowances of $4,576 and $2,419, respectively	155,253	166,657
Materials and supplies, fuel stock and stored natural gas	56,681	66,583
Regulatory assets	13,057	21,851
Other current assets	30,328	40,142
Total current assets	274,238	305,129
Net utility property	4,842,318	4,797,007
Goodwill	52,426	52,426
Non-current regulatory assets	750,866	670,802
Other property and investments-net and other non-current assets	254,151	257,092
Total assets	$6,173,999	$6,082,456
Liabilities and Equity:
Current Liabilities:
Accounts payable	$88,184	$110,219
Current portion of long-term debt	52,000	52,000
Short-term borrowings	185,000	185,800
Regulatory liabilities	66,336	51,715
Other current liabilities	174,286	130,979
Total current liabilities	565,806	530,713
Long-term debt	1,843,981	1,843,768
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	207,313	212,006
Deferred income taxes	525,217	528,513
Non-current regulatory liabilities	783,376	775,436
Other non-current liabilities and deferred credits	237,664	201,189
Total liabilities	4,214,904	4,143,172
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 67,292,233 and 67,176,996 shares issued and outstanding, respectively	1,209,312	1,210,741
Accumulated other comprehensive loss	(10,054)	(10,259)
Retained earnings	759,837	738,802
Total Avista Corporation shareholders’ equity	1,959,095	1,939,284
Total liabilities and equity	$6,173,999	$6,082,456
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2020	2019
Operating Activities:
Net income	$48,424	$115,881
Non-cash items included in net income:
Depreciation and amortization	51,421	49,123
Deferred income tax provision and investment tax credits	(6,765)	8,883
Power and natural gas cost amortizations (deferrals), net	6,380	(48,084)
Amortization of debt expense	653	669
Amortization of investment in exchange power	—	613
Stock-based compensation expense	872	4,845
Equity-related AFUDC	(1,599)	(1,485)
Pension and other postretirement benefit expense	7,952	9,084
Other regulatory assets and liabilities and deferred debits and credits	11,902	1,016
Change in decoupling regulatory deferral	4,155	4,471
Gain on sale of investments	(3,242)	—
Other	5,112	(1,943)
Contributions to defined benefit pension plan	(7,300)	(7,300)
Changes in certain current assets and liabilities:
Accounts and notes receivable	6,078	(9,787)
Materials and supplies, fuel stock and stored natural gas	9,901	(394)
Collateral posted for derivative instruments	(14,283)	3,432
Income taxes receivable	10,500	—
Income taxes payable	4,901	19,360
Other current assets	(2,166)	1,705
Accounts payable	(19,527)	16,697
Other current liabilities	21,905	30,095
Net cash provided by operating activities	135,274	196,881

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(95,525)	(93,615)
Issuance of notes receivable by subsidiaries	(2,779)	(200)
Equity and property investments made by subsidiaries	(1,313)	(3,504)
Proceeds from sale of investments made by subsidiaries	5,148	—
Other	(662)	(345)
Net cash used in investing activities	(95,131)	(97,664)
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2020	2019
Financing Activities:
Net decrease in short-term borrowings	$(800)	$(71,000)
Maturity of long-term debt and finance leases	(700)	(665)
Issuance of common stock, net of issuance costs	175	190
Cash dividends paid	(27,389)	(25,615)
Other	(2,406)	(896)
Net cash used in financing activities	(31,120)	(97,986)

Net increase in cash and cash equivalents	9,023	1,231

Cash and cash equivalents at beginning of period	9,896	14,656

Cash and cash equivalents at end of period	$18,919	$14,861
The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation
For the Three Months Ended March 31
Dollars in thousands
(Unaudited)

	2020	2019
Common Stock, Shares:
Shares outstanding at beginning of period	67,176,996	65,688,356
Shares issued	115,237	61,576
Shares outstanding at end of period	67,292,233	65,749,932
Common Stock, Amount:
Balance at beginning of period	$1,210,741	$1,136,491
Equity compensation expense	804	4,452
Issuance of common stock, net of issuance costs	175	190
Payment of minimum tax withholdings for share-based payment awards	(2,408)	(891)
Balance at end of period	1,209,312	1,140,242
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(10,259)	(7,866)
Other comprehensive income	205	160
Balance at end of period	(10,054)	(7,706)
Retained Earnings:
Balance at beginning of period	738,802	644,595
Net income attributable to Avista Corporation shareholders	48,424	115,794
Cash dividends paid on common stock	(27,389)	(25,615)
Balance at end of period	759,837	734,774
Total Avista Corporation shareholders’ equity	1,959,095	1,867,310
Noncontrolling Interests:
Balance at beginning of period	—	825
Net income attributable to noncontrolling interests	—	87
Balance at end of period	—	912
Total equity	$1,959,095	$1,868,222
Dividends declared per common share	$0.4050	$0.3875
The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended March 31, 2020 and March 31, 2019 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).
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
Contingencies
The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual if there is a reasonable possibility that a material loss may be incurred. See Note 15 for further discussion of the Company's commitments and contingencies.
COVID-19
In March 2020, the Company filed an application for authorization to defer certain incremental COVID-19 related costs with the OPUC. In April and May 2020, the Company made similar filings with the IPUC and the WUTC, respectively. In Alaska, a Senate Bill was signed into law that provides for deferral and recovery of incremental COVID-19 related costs subject to approval by the RCA. The recovery of any deferred costs would be determined in future rate making proceedings.
NOTE 2. NEW ACCOUNTING STANDARDS
ASU No. 2016-12 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"
On January 1, 2020, the Company adopted ASU 2016-13, which replaces the incurred loss impairment methodology in previous GAAP with a methodology that reflects expected credit losses, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company analyzed its financial instruments within the scope of this guidance, primarily trade receivables, and it did not have a material impact to the Company's financial statements and does not require additional disclosure in these Notes to the Condensed Consolidated Financial Statements.
ASU 2018-13 "Fair Value Measurement (Topic 820)"
In August 2018, the FASB issued ASU No. 2018-13, which amends the fair value measurement disclosure requirements of ASC 820. The requirements of this ASU include additional disclosure regarding the range and weighted average used to develop significant unobservable inputs for Level 3 fair value estimates and the elimination of certain other previously required disclosures, such as the narrative description of the valuation process for Level 3 fair value measurements. This ASU became effective on January 1, 2020 and the requirements of this ASU did not have a material impact on the Company's fair value disclosures. See Note 11 for the Company's fair value disclosures.
ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)"
In August 2018, the FASB issued ASU No. 2018-14, which amends ASC 715 to add, remove and/or clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. The additional disclosure requirements are primarily narrative discussion of significant changes in the benefit obligations and plan assets. The removed disclosures are primarily information about accumulated other comprehensive income expected to be recognized over the next year and the effects of changes associated with assumed health care costs. This ASU is effective for periods beginning after December 15, 2021 and early adoption is permitted. The Company is in the process of evaluating this standard; however, it has determined that it will not early adopt this standard as of March 31, 2020.

AVISTA CORPORATION

NOTE 3. BALANCE SHEET COMPONENTS
Materials and Supplies, Fuel Stock and Stored Natural Gas
Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Materials and supplies	$49,007	$47,402
Fuel stock	4,740	4,875
Stored natural gas	2,934	14,306
Total	$56,681	$66,583

Other Current Assets
Other current assets consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$2,470	$4,434
Prepayments	22,569	19,652
Income taxes receivable	—	11,047
Other	5,289	5,009
Total	$30,328	$40,142

Net Utility Property
Net utility property consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Utility plant in service	$6,521,033	$6,462,993
Construction work in progress	189,827	164,941
Total	6,710,860	6,627,934
Less: Accumulated depreciation and amortization	1,868,542	1,830,927
Total net utility property	$4,842,318	$4,797,007

Other Property and Investments-Net and Other Non-Current Assets
Other property and investments-net and other non-current assets consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Operating lease ROU assets	$65,303	$69,746
Finance lease ROU assets	50,069	50,980
Non-utility property	26,511	27,159
Equity investments	51,467	51,258
Investment in affiliated trust	11,547	11,547
Notes receivable	14,970	14,060
Deferred compensation assets	8,670	8,948
Other	25,614	23,394
Total	$254,151	$257,092

AVISTA CORPORATION

Other Current Liabilities
Other current liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Accrued taxes other than income taxes	$48,980	$36,965
Employee paid time off accruals	24,084	22,343
Accrued interest	31,033	16,486
Current portion of pensions and other postretirement benefits	9,811	8,826
Income taxes payable	5,199	298
Derivative liabilities	27,409	10,928
Other current liabilities	27,770	35,133
Total other current liabilities	$174,286	$130,979

Other Non-Current Liabilities and Deferred Credits
Other non-current liabilities and deferred credits consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Operating lease liabilities	$62,145	$65,565
Finance lease liabilities	51,016	51,750
Deferred investment tax credits	30,588	30,444
Asset retirement obligations	20,263	20,338
Derivative liabilities	60,278	19,685
Other	13,374	13,407
Total	$237,664	$201,189

Regulatory Assets and Liabilities
Regulatory assets and liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$78	$—	$6,310	$264
Decoupling surcharge	10,927	15,504	12,098	14,806
Pension and other postretirement benefit plans	—	206,112	—	208,754
Interest rate swaps	—	246,566	—	168,594
Deferred income taxes	—	96,525	—	95,752
Settlement with Coeur d'Alene Tribe	—	41,005	—	41,332
AFUDC above FERC allowed rate	—	41,333	—	40,749
Demand side management programs	—	8,670	—	12,170
Utility plant to be abandoned	—	31,678	—	31,291
Other regulatory assets	2,052	63,473	3,443	57,090
Total regulatory assets	$13,057	$750,866	$21,851	$670,802

AVISTA CORPORATION

	March 31, 2020		December 31, 2019
	Current	Non-Current	Current	Non-Current
Regulatory Liabilities
Income tax related liabilities	$23,975	$404,046	$23,803	$407,549
Deferred natural gas costs	5,449	—	3,189	—
Deferral power costs	23,595	20,716	14,155	23,544
Decoupling rebate	363	5,972	255	2,398
Provision for rate refund (Washington remand case)	8,490	—	3,565	—
Utility plant retirement costs	—	317,203	—	312,403
Interest rate swaps	—	16,136	—	17,088
Other regulatory liabilities	4,464	19,303	6,748	12,454
Total regulatory liabilities	$66,336	$783,376	$51,715	$775,436

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

AVISTA CORPORATION

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
Utility-related taxes that were included in revenue from contracts with customers were as follows for the three months ended March 31 (dollars in thousands):

	2020	2019
Utility-related taxes	$18,700	$19,089

Non-Utility Revenues
Revenue from Contracts with Customers
Non-utility revenue from contracts with customers is derived from contracts with one performance obligation. Prior to its sale in April 2019 (See Note 18 for further discussion on the sale of METALfx), METALfx had one performance obligation, the delivery of a product, and revenues were recognized when the risk of loss transferred to the customer, which occurred when products were shipped. The Steam Plant Brew Pub serves food and beverages to customers, its one performance obligation, and recognizes revenues at the time of service to the customer.
Significant Judgments and Unsatisfied Performance Obligations
The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).
The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year and depending on the timing of the customer payments, it can result in an immaterial amount of deferred revenue or a receivable from the customer. As of March 31, 2020, the Company estimates it had unsatisfied capacity performance obligations of $4.7 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue
The following table disaggregates total operating revenue by segment and source for the three months ended March 31 (dollars in thousands):

	2020	2019
Avista Utilities
Revenue from contracts with customers	$351,628	$354,301
Derivative revenues	31,075	24,127
Alternative revenue programs	(4,413)	(4,658)
Deferrals and amortizations for rate refunds to customers	(2,606)	2,135
Other utility revenues	1,521	1,797
Total Avista Utilities	377,205	377,702
AEL&P
Revenue from contracts with customers	12,126	10,736
Deferrals and amortizations for rate refunds to customers	(48)	(48)
Other utility revenues	124	193
Total AEL&P	12,202	10,881
Other
Revenue from contracts with customers	514	7,647
Other revenues	309	251
Total other	823	7,898
Total operating revenues	$390,230	$396,481
Utility Revenue from Contracts with Customers by Type and Service
The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three months ended March 31 (dollars in thousands):

	2020			2019
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$107,977	$5,866	$113,843	$115,392	$5,852	$121,244
Commercial and governmental	78,849	6,199	85,048	79,245	4,821	84,066
Industrial	24,711	—	24,711	25,248	—	25,248
Public street and highway lighting	1,783	61	1,844	1,903	63	1,966
Total retail revenue	213,320	12,126	225,446	221,788	10,736	232,524
Transmission	3,774	—	3,774	5,152	—	5,152
Other revenue from contracts with customers	5,289	—	5,289	8,194	—	8,194
Total revenue from contracts with customers	$222,383	$12,126	$234,509	$235,134	$10,736	$245,870

AVISTA CORPORATION

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three months ended March 31 (dollars in thousands):

	2020	2019
	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$84,173	$77,336
Commercial	39,401	36,595
Industrial and interruptible	2,194	1,627
Total retail revenue	125,768	115,558
Transportation	2,352	2,484
Other revenue from contracts with customers	1,125	1,125
Total revenue from contracts with customers	$129,245	$119,167

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
As part of its resource procurement and management of its natural gas business, Avista Corp. makes continuing projections of its natural gas loads and assesses available natural gas resources including natural gas storage availability. Natural gas resource planning typically includes peak requirements, low and average monthly requirements and delivery constraints from natural gas supply locations to Avista Corp.’s distribution system. However, daily variations in natural gas demand can be significantly different than monthly demand projections. On the basis of these projections, Avista Corp. plans and executes a series of transactions to hedge a portion of its projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend as much as three natural gas operating years (November through October) into the future. Avista Corp. also leaves a significant portion of its natural gas supply requirements unhedged for purchase in short-term and spot markets.
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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of March 31, 2020 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2020	3	395	10,232	61,330	366	1,491	871	27,035
2021	—	123	305	32,120	—	246	1,490	21,700
2022	—	—	450	7,820	—	—	—	2,700

As of March 31, 2020, there are no expected deliveries of energy commodity derivatives after 2022.
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
Foreign Currency Exchange Derivatives
A significant portion of Avista Corp.’s natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Corp.’s short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices. The short-term natural gas transactions are settled within 60 days with U.S. dollars. Avista Corp. hedges a portion of the foreign currency risk by purchasing Canadian currency exchange derivatives when such commodity transactions are initiated. The foreign currency exchange derivatives and the unhedged foreign currency risk have not had a material effect on Avista Corp.’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations are included with natural gas supply costs for ratemaking.
The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Number of contracts	23	20
Notional amount (in United States dollars)	$5,219	$5,932
Notional amount (in Canadian dollars)	7,247	7,828

Interest Rate Swap Derivatives
Avista Corp. is affected by fluctuating interest rates related to a portion of its existing debt, and future borrowing requirements. Avista Corp. hedges a portion of its interest rate risk with financial derivative instruments, which may include interest rate swap

AVISTA CORPORATION

derivatives and U.S. Treasury lock agreements. These interest rate swap derivatives and U.S. Treasury lock agreements are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances.
The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of March 31, 2020 and December 31, 2019 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
March 31, 2020	7	$70,000	2020
	4	45,000	2021
	11	120,000	2022
	1	10,000	2023
December 31, 2019	7	70,000	2020
	3	35,000	2021
	10	110,000	2022

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
Summary of Outstanding Derivative Instruments
The amounts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.
The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2020 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$36	$(103)	$—	$(67)
Interest rate swap derivatives
Other current liabilities	—	(32,967)	12,967	(20,000)
Other non-current liabilities and deferred credits	—	(79,271)	14,123	(65,148)
Energy commodity derivatives
Other current assets	28,964	(26,503)	(695)	1,766
Other property and investments-net and other non-current assets	6,072	(3,626)	—	2,446
Other current liabilities	51	(2,590)	—	(2,539)
Other non-current liabilities and deferred credits	—	(24)	—	(24)
Total derivative instruments recorded on the balance sheet	$35,123	$(145,084)	$26,395	$(83,566)

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2019 (in thousands):

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
The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Energy commodity derivatives
Cash collateral posted	$1,775	$7,812
Letters of credit outstanding	25,000	17,400
Balance sheet offsetting (cash collateral against net derivative positions)	(695)	3,378

Interest rate swap derivatives
Cash collateral posted	27,090	6,770
Letters of credit outstanding	3,910	—
Balance sheet offsetting (cash collateral against net derivative positions)	27,090	6,770
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

AVISTA CORPORATION

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$1	$814
Additional collateral to post	1	814

Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	112,238	34,056
Additional collateral to post	81,280	26,912

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
Avista Utilities
Avista Utilities’ maintained the same pension and other postretirement plans during the three months ended March 31, 2020 as those described as of December 31, 2019. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $7.3 million in cash to the pension plan for the three months ended March 31, 2020 and it expects to contribute a total of $22 million in 2020.
The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Service cost	$5,546	$4,874	$979	$772
Interest cost	6,971	7,138	1,515	1,372
Expected return on plan assets	(9,125)	(7,815)	(630)	(718)
Amortization of prior service cost	75	75	(275)	(275)
Net loss recognition	1,654	2,415	1,243	1,246
Net periodic benefit cost	$5,121	$6,687	$2,832	$2,397

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

AVISTA CORPORATION

NOTE 7. INCOME TAXES
The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three months ended March 31 (dollars in thousands):

	2020		2019
Federal income taxes at statutory rates	$11,961	21.0%	$30,639	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(2,402)	(4.2)	(2,080)	(1.4)
State income tax expense	1,227	2.1	1,659	1.1
Acquisition costs	—	—	(1,824)	(1.2)
Settlement of equity awards	165	0.3	612	0.4
Other	(2,419)	(4.2)	1,011	0.7
Total income tax expense	$8,532	15.0%	$30,017	20.6%

NOTE 8. COMMITTED LINES OF CREDIT
Avista Corp.
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million. The Company expects to amend and extend the revolving line of credit agreement in the second quarter for a revised term of one additional year beyond the current maturity date of April 2021, with the option to extend for an additional one year period. The committed line of credit is secured by non-transferable first mortgage bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.
Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Balance outstanding at end of period	$185,000	$182,300
Letters of credit outstanding at end of period	$32,983	$21,473
Average interest rate at end of period	1.66%	2.64%

As of March 31, 2020 and December 31, 2019, the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Condensed Consolidated Balance Sheet.
AEL&P
AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. As of March 31, 2020 and December 31, 2019, there were borrowings of $0 and $3.5 million, respectively, and there were no letters of credit outstanding under this committed line of credit. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.
NOTE 9. CREDIT AGREEMENT
Credit Agreement
On April 6, 2020, the Company entered into a Credit Agreement with U.S. Bank National Association, as Lender and Administrative Agent, and CoBank, ACB, as Lender in the amount of $100 million at an interest rate of 1-Month LIBOR plus 125 basis points with a maturity date of April 5, 2021. Loans under this agreement are unsecured and have a variable annual interest rate determined by either the Eurodollar rate or the Alternative Base Rate depending on the type of loan selected by Avista Corp.
The Credit Agreement contains customary covenants and default provisions, including a covenant not to permit the ratio of "consolidated total debt" to "consolidated total capitalization" of Avista Corp. to be greater than 65 percent at any time.
The Company has borrowed the entire $100 million available under this agreement, which is being used to provide additional liquidity. The amount can be repaid early; however, the amount repaid cannot be re-borrowed.

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
The distribution rates paid were as follows during the three months ended March 31, 2020 and the year ended December 31, 2019:

	March 31,	December 31,
	2020	2019
Low distribution rate	2.46%	2.79%
High distribution rate	2.79%	3.61%
Distribution rate at the end of the period	2.46%	2.79%

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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$963,500	$1,107,956	$963,500	$1,124,649
Long-term debt (Level 3)	947,000	949,144	947,000	1,048,440
Snettisham finance lease obligation (Level 3)	53,850	56,900	54,550	58,000
Long-term debt to affiliated trusts (Level 3)	51,547	33,506	51,547	41,238

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 65.00 to 133.98, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on March 31, 2020.
The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
March 31, 2020
Assets:
Energy commodity derivatives	$—	$35,061	$—	$(30,849)	$4,212
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	26	(26)	—
Foreign currency exchange derivatives	—	36	—	(36)	—
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	2,642	—	—	—	2,642
Equity securities (2)	5,585	—	—	—	5,585
Total	$8,227	$35,097	$26	$(30,911)	$12,439
Liabilities:
Energy commodity derivatives	$—	$30,464	$—	$(30,154)	$310
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	2,279	(26)	2,253
Foreign currency exchange derivatives	—	103	—	(36)	67
Interest rate swap derivatives	—	112,238	—	(27,090)	85,148
Total	$—	$142,805	$2,279	$(57,306)	$87,778

AVISTA CORPORATION

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2019
Assets:
Energy commodity derivatives	$—	$41,546	$—	$(40,452)	$1,094
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	27	(27)	—
Foreign currency exchange derivatives	—	97	—	—	97
Interest rate swap derivatives	—	1,552	—	(963)	589
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	2,232	—	—	—	2,232
Equity securities (2)	6,271	—	—	—	6,271
Total	$8,503	$43,195	$27	$(41,442)	$10,283
Liabilities:
Energy commodity derivatives	$—	$45,144	$—	$(43,830)	$1,314
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	3,003	(27)	2,976
Interest rate swap derivatives	—	34,056	—	(7,733)	26,323
Total	$—	$79,200	$3,003	$(51,590)	$30,613

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
Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.4 million as of March 31, 2020 and December 31, 2019.

AVISTA CORPORATION

Level 3 Fair Value
The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of March 31, 2020 (dollars in thousands):

Fair Value (Net) at
	March 31, 2020	Valuation Technique	Unobservable Input	Range and Weighted Average Price
Natural gas exchange agreement	$(2,253)	Internally derived weighted average cost of gas	Forward purchase prices	$1.16 - $1.80/mmBTU $1.47 Weighted Average

			Forward sales prices	$1.33 - $3.79/mmBTU $2.96 Weighted Average
			Purchase volumes	155,000 - 310,000 mmBTUs
			Sales volumes	60,000 - 310,000 mmBTUs

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Three months ended March 31, 2020:
Balance as of January 1, 2020	$(2,976)	$—	$(2,976)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	485	—	485
Settlements	238	—	238
Ending balance as of March 31, 2020 (2)	$(2,253)	$—	$(2,253)
Three months ended March 31, 2019:
Balance as of January 1, 2019	$(2,774)	$(2,488)	$(5,262)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	8,977	(1,018)	7,959
Settlements	(8,307)	2,894	(5,413)
Ending balance as of March 31, 2019 (2)	$(2,104)	$(612)	$(2,716)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 12. COMMON STOCK
The Company had entered into four separate sales agency agreements under which the sales agents offered and sold new shares of the Company’s common stock from time to time. During the three months ended March 31, 2020 the Company did not issue shares under the sales agency agreements. These sales agency agreements expired on February 29, 2020. The Company is currently working on entering into new sales agency agreements.
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $2,673 and $2,727, respectively	$10,054	$10,259

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three months ended March 31 (dollars in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	2020	2019	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$(200)	$(200)	(a)
Amortization of net loss	3,100	3,661	(a)
Adjustment due to effects of regulation	(2,641)	(3,258)	(a)
	259	203	Total before tax
	(54)	(43)	Tax expense
	$205	$160	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 6 for additional details).
NOTE 14. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS
The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three months ended March 31 (in thousands, except per share amounts):

	2020	2019
Numerator:
Net income attributable to Avista Corp. shareholders	$48,424	$115,794
Denominator:
Weighted-average number of common shares outstanding-basic	67,239	65,733
Effect of dilutive securities:
Performance and restricted stock awards	142	208
Weighted-average number of common shares outstanding-diluted	67,381	65,941
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.72	$1.76
Diluted	$0.72	$1.76
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
PC Petition for Judicial Review
In March 2016, Public Counsel (PC) filed in Thurston County Superior Court a Petition for Judicial Review of the WUTC's Order 05 and Order 06. In April 2016, this matter was certified for review directly by the Court of Appeals, an intermediate appellate court in the State of Washington.

AVISTA CORPORATION

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
On March 6, 2020, the Company received an order from the WUTC that will require it to refund $8.5 million to electric and natural gas customers. The Company will refund $4.9 million to electric customers and $3.6 million to natural gas customers. The Company previously recorded a customer refund liability of $3.6 million in 2019.
Boyds Fire (State of Washington Department of Natural Resources v. Avista)
On August 19, 2019, the Company was served with a complaint filed by the State of Washington Department of Natural Resources, seeking recovery of fire suppression costs and related expenses incurred in connection with a wildfire that occurred in Ferry County, Washington in August 2018. Specifically, the complaint alleges that the fire, which became known as the “Boyds Fire,” was caused by a dead ponderosa pine tree falling into an overhead distribution line, and that Avista Corp. was negligent in failing to identify and remove it before the tree came into contact with the line. Avista Corp. disputes that the tree in question was the cause of the fire and that it was negligent in failing to identify and remove it. The case is in the early stages of discovery and the plaintiff has not yet provided a statement specifying damages. Because the resolution of this claim remains uncertain, legal counsel cannot express an opinion on the extent, if any, of the Company’s liability, nor is it possible for the Company to estimate the impact of any outcome at this time. The Company intends to vigorously defend itself in the litigation.
Other Contingencies
In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes that any ultimate liability arising from these actions will not have a material impact on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant. See "Note 21 of the Notes to Consolidated Financial Statements" in the 2019 Form 10-K for additional discussion regarding other contingencies.
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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2020:
Operating revenues	$377,205	$12,202	$389,407	$823	$—	$390,230
Resource costs	129,557	(10)	129,547	—	—	129,547
Other operating expenses	91,279	3,217	94,496	1,360	—	95,856
Depreciation and amortization	48,974	2,447	51,421	235	—	51,656
Income (loss) from operations	76,534	6,246	82,780	(587)	—	82,193
Interest expense (3)	24,983	1,589	26,572	131	(86)	26,617
Income taxes	7,404	1,301	8,705	(173)	—	8,532
Net income (loss) attributable to Avista Corp. shareholders	45,979	3,395	49,374	(950)	—	48,424
Capital expenditures (4)	94,056	1,470	95,526	109	—	95,635
For the three months ended March 31, 2019:
Operating revenues	$377,702	$10,881	$388,583	$7,898	$—	$396,481
Resource costs	138,712	(1,365)	137,347	—	—	137,347
Other operating expenses (2)	100,583	3,059	103,642	7,355	—	110,997
Depreciation and amortization	46,507	2,407	48,914	209	—	49,123
Income from operations	60,224	6,513	66,737	334	—	67,071
Interest expense (3)	24,264	1,596	25,860	588	(440)	26,008
Income taxes	28,544	1,363	29,907	110	—	30,017
Net income attributable to Avista Corp. shareholders	111,901	3,552	115,453	341	—	115,794
Capital expenditures (4)	92,309	1,306	93,615	162	—	93,777
Total Assets:
As of March 31, 2020:	$5,808,619	$272,178	$6,080,797	$112,213	$(19,011)	$6,173,999
As of December 31, 2019:	$5,713,268	$271,393	$5,984,661	$113,390	$(15,595)	$6,082,456

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.

(2)
Other operating expenses for Avista Utilities for the three months ended March 31, 2019 include merger transaction costs which are separately disclosed on the Condensed Consolidated Statements of Income.

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

AVISTA CORPORATION

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
When all escrow amounts are released, the sale transaction will provide cash proceeds to Avista Corp., net of payments to the minority holder, contractually obligated compensation payments and other transaction expenses, of $16.5 million. The sale has resulted in a net gain after-tax of $3.3 million, with $2.4 million recognized in the three months ended March 31, 2019. The Company expects to receive the full amount of its portion of the escrow accounts; therefore, the full amounts have been included in the gain calculation. The gross gain is included in "Other income," the transaction expenses paid are included in "Non-utility Other operating expenses" and any taxes associated with the sale are included in "Income tax expense" on the Condensed Consolidated Statements of Income.
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

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Avista Corporation
Spokane, Washington
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of March 31, 2020, and the related condensed consolidated statements of income, comprehensive income, equity and cash flows, for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ Deloitte & Touche LLP
Seattle, Washington
May 7, 2020

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations has been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q. The interim Management’s Discussion and Analysis of Financial Condition and Results of Operations does not contain the full detail or analysis which would be included in a full fiscal year Form 10-K; therefore, it should be read in conjunction with the Company's 2019 Form 10-K.
Business Segments
Our business segments have not changed during the three months ended March 31, 2020. See the 2019 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.
The following table presents net income attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2020	2019
Avista Utilities	$45,979	$111,901
AEL&P	3,395	3,552
Other	(950)	341
Net income attributable to Avista Corp. shareholders	$48,424	$115,794
Executive Level Summary
Overall Results
Net income attributable to Avista Corp. shareholders was $48.4 million for the three months ended March 31, 2020, compared to $115.8 million for the three months ended March 31, 2019.
Avista Utilities' net income decreased due to the receipt, in the first quarter of 2019, of a $103 million termination fee from Hydro One (see "Note 17 of the Notes to Condensed Consolidated Financial Statements") which were partially offset by associated expenses of $19.7 million pre-tax. In addition, during the first quarter of 2020, we recorded an accrual for customer refunds related to the outcome of the 2015 Washington general rate cases outcome (see "Regulatory Matters"), an accrual for disallowed replacement power during an unplanned outage at Colstrip (see "Regulatory Matters"), and we had an increase in other operating expenses and depreciation and amortization, which were partially offset by a decrease in our income tax expense and resource costs.
AEL&P net income decreased slightly, primarily due to a net decrease in income from operations that was caused by an increase in resource costs that was larger than the increase in operating revenues.
The increase in net income at our other businesses for the year-to-date was primarily due to the sale of an equity investment and increased earnings from our other investments.
More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.
COVID-19 Global Pandemic
The COVID-19 global pandemic is currently impacting all aspects of our business, as well as the global, national and local economies. It is likely that the continued spread of COVID-19 and efforts to contain the virus, such as quarantines or closures or reduced operations of businesses, governmental agencies and other institutions, will continue to cause an economic slowdown and possibly a recession, resulting in significant disruptions in various public, commercial or industrial activities and causing employee absences which could interfere with operation and maintenance of the Company’s facilities. These circumstances have affected and will likely continue to adversely affect our operations, results of operations, financial condition and cash flows in the following ways:
Operations
We provide critical services to our customers. Accordingly, it is paramount that we keep our employees who operate our business safe so that we continue to provide reliable service. We implemented business continuity plans in the context of this global pandemic. We believe that we will continue to be able to conduct our utility operations effectively and provide safe and reliable service to our customers.

AVISTA CORPORATION

We have taken precautions concerning employee and facility hygiene, imposed travel limitations on employees and directed our employees to work remotely whenever possible. Protocols have been established and implemented to protect employees and the public when work requires public interaction. We have informed retail customers and state regulators that disconnections and late fees for non-payment are temporarily suspended.
Although we have not experienced any significant issues to date, it is possible that COVID-19 could have a negative impact on the ability of suppliers, vendors or contractors to perform, which could increase operating costs and delay and/or increase the costs of capital projects.
Results of Operations
During the three months ended March 31, 2020, we did not experience a material reduction in overall customer loads or retail revenues as the economic restrictions and closures did not take effect in our service territory until mid-March. In the month of April, there was a decrease of approximately 5 percent on overall electric load, which consisted of approximately a 12 percent decrease in commercial and a 14 percent decrease in industrial, which was partially offset by approximately a 10 percent increase in residential. In contrast, natural gas loads appear to be within normal bounds for the time of year. We expect a gradual economic recovery and prolonged high unemployment that will depress load and customer growth into 2021. We have decoupling and other regulatory mechanisms in Washington, Idaho and Oregon, which mitigate the impact of lower loads and revenues for residential and certain commercial customer classes. There are limitations on increases in decoupling surcharges in a particular year and revenue recognition criteria established by GAAP. Although we expect to ultimately recognize all decoupling revenue, there can be a delay in revenue recognition. Over 90 percent of our utility revenue is covered by regulatory mechanisms.
We have suspended customer disconnections and late fees for non-payment. In combination with the economic downturn, we increased our bad debt expense by $1.6 million in the first quarter and expect bad debt expense to increase by $3.4 million for the remainder of 2020 as compared to our original forecast. We expect to offset at least some of the negative impacts of COVID-19 at Avista Utilities with cost savings, and we have filed petitions for an accounting order in each of our jurisdictions to defer the recognition of COVID-19 expenses as well as identified cost savings of other COVID-19 related benefits.
Coronavirus Aid, Relief, and Economic Security Act (the CARES Act)
On March 27, 2020, the CARES Act, an economic stimulus package in response to COVID-19 was signed into law. The CARES Act contains corporate income tax provisions, including providing temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of social security taxes, and the creation of certain refundable employee retention credits.

Financial Condition, Liquidity and Cash Flows
For 2020, we expect our net cash flows from operations to decrease primarily due to lower expected revenues from retail sales of electricity and natural gas and lower payments from customers.
We do not expect the impact of COVID-19 to change our estimate of utility capital expenditures for 2020. It is possible that a prolonged economic restrictions or business interruption could cause a decrease in our utility capital expenditures.
Disruptions and overall declines in the financial markets have decreased the fair value of pension plan assets and lower discount rates will increase the pension liability. This could ultimately increase future pension plan funding requirements and expenses. The impact on pension plan assets is mitigated as a significant portion of the assets are fixed-income securities with a target of 35 percent invested in equity securities.
As of March 31, 2020, we had $182.0 million of available liquidity under the Avista Corp. $400.0 million committed line of credit and $25.0 million under the AEL&P committed line of credit. As of April 30, 2020, we had $188.1 million of available liquidity under the Avista Corp. $400.0 million committed line of credit and $25.0 million under the AEL&P committed line of credit. In addition, in April 2020, we entered into a one-year credit agreement with two financial institutions in the amount of $100.0 million. We borrowed the entire $100.0 million available under this agreement, which was added to our cash reserves.
After considering the impacts of COVID-19, including the expectation of lower net operating cash flows, and the expected issuances of long-term debt and equity during 2020, we expect net cash flows from operations, together with cash available under our committed lines of credit and the $100.0 million borrowed under the new credit agreement, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

AVISTA CORPORATION

However, disruption, weakness and volatility in the financial markets could increase our costs, and delay our ability, to fund capital requirements from conventional sources. To the extent that access to the capital markets is adversely affected, we may need to consider alternative sources of funding for operations and for working capital, any of which could increase our cost of capital.
In addition to any of the issues identified above, we cannot predict the duration and severity of the COVID-19 global pandemic. The longer and more severe the economic restrictions and business disruption is, the greater the impact on our operations, results of operations, financial condition and cash flows will be.
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
PC Petition for Judicial Review
In March 2016, PC filed in Thurston County Superior Court a Petition for Judicial Review of the WUTC's Orders. In April 2016, this matter was certified for review directly by the Court of Appeals, an intermediate appellate court in the State of Washington.
On August 7, 2018, the Court of Appeals issued a "Published Opinion" (Opinion) which concluded that the WUTC's use of an attrition allowance to calculate Avista Corp.'s rate base violated Washington law. In the Opinion, the Court stated that because the projected additions to rate base in the future were not "used and useful" for service at the time the request for the rate increase was made, they may not lawfully be included in our rate base to justify a rate increase. Accordingly, the Court concluded that the WUTC erred in including an attrition allowance in the calculation of our electric and natural gas rate base. The Court noted, however, that the law does not prohibit an attrition allowance in the calculation, for ratemaking purposes, of recoverable operating and maintenance expense. Since the WUTC order provided one lump sum attrition allowance without distinguishing what portion was for rate base and which was for operating and maintenance expenses or other considerations, the Court struck all portions of the attrition allowance attributable to our rate base and reversed and remanded the case for the WUTC to recalculate our rates without including an attrition allowance in the calculation of rate base.
On March 6, 2020, we received an order from the WUTC that will require us to refund $8.5 million to electric and natural gas customers. We will refund $4.9 million to electric customers and $3.6 million to natural gas customers. We previously recorded a customer refund liability of $3.6 million in 2019. The refund will be returned to customers over one year and began on April 1, 2020.
2019 General Rate Cases
On March 25, 2020, we received an order from the WUTC that approved the partial multi-party settlement agreement that was filed on November 21, 2019. The approved rates are designed to increase annual base electric revenues by $28.5 million, or 5.7 percent, and annual natural gas base revenues by $8.0 million, or 8.5 percent, effective April 1, 2020. The revenue increases are based on a 9.4 percent return on equity with a common equity ratio of 48.5 percent and a rate of return on rate base of 7.21 percent.
As part of the WUTC order, we will return approximately $40 million from the ERM rebate to customers over a two-year period. The ERM rebate includes approximately $3 million that was recently disallowed by the WUTC for the cost of

AVISTA CORPORATION

replacement power during an unplanned outage at the Colstrip generating facility in 2018. The WUTC directed us to return a larger portion of the ERM money during the first year to achieve a net-zero billed impact to electric customers.
Included in the WUTC order is the acceleration of depreciation of Colstrip Units 3 & 4 to reflect a remaining useful life through December 31, 2025. The order utilizes certain electric tax benefits associated with the 2018 tax reform to partially offset these increased costs. The order also sets aside $3 million for community transition efforts to mitigate the impacts of the eventual closure of Colstrip, half funded by customers and half funded by our shareholders. We recorded this liability and recognized the shareholder portion of the expense in the first quarter of 2020.
Lastly, the order includes the extension of electric and natural gas decoupling mechanisms through March 31, 2025.
2020 General Rate Cases
We expect to file electric and natural gas general rate cases with the WUTC in the fourth quarter of 2020.
Idaho General Rate Cases
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
2020 General Rate Cases
We expect to file electric and natural gas general rate cases with the IPUC in the fourth quarter of 2020.
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

AVISTA CORPORATION

2020 General Rate Case
On March 16, 2020, we filed a natural gas general rate case with the OPUC. We have requested an overall increase in base natural gas rates of 9.8 percent (designed to increase annual natural gas revenues by $6.8 million). Our request is based on a proposed ROR of 7.50 percent with a common equity ratio of 50 percent and a 9.9 percent ROE.
Petition for Judicial Review of the Deferral of Capital Projects
In February 2019 and October 2018, the OPUC issued orders which concluded that, contrary to the OPUC's past practice, Oregon statutes that authorize the deferral of expense for later recovery from customers do not authorize the OPUC to allow deferrals of any costs related to capital investments (utility plant). In April 2019, Avista Corp. and other petitioners filed a Petition for Judicial Review with the Oregon Court of Appeals seeking review of the above OPUC orders. The OPUC, on April 6, 2020, rescinded its prior orders that were the subject of the appeal, and issued a proposed order meant to replace the orders on appeal. The affected utilities, including Avista Corp., have advised the OPUC that they do not take exceptions to the proposed order, which reinstates the OPUC’s general authority to approve full revenue requirement deferrals, including a return of and on investment. If the proposed order becomes final, and no party seeks review of the revised order, the Court of Appeals will dismiss the appeal.
AMI Project
In March 2016, the WUTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our plans to replace our existing electric meters with new two-way digital meters and the related software and support services through our AMI project in Washington State. As of March 31, 2020, the estimated future undepreciated value for the existing electric meters was $22.6 million. In September 2017, the WUTC also approved our request to defer the undepreciated net book value of existing natural gas encoder receiver transmitters (ERT) (consistent with the accounting treatment we obtained on our existing electric meters) that will be retired as part of the AMI project. As of March 31, 2020, the estimated future undepreciated value for the existing natural gas ERTs was $3.3 million. Replacement of the electric meters and natural gas ERTs began during the second half of 2018 and is ongoing.
In September 2017, the WUTC approved a Petition to defer the depreciation expense associated with the AMI project, along with a carrying charge, and to seek recovery of the deferral and carrying charge in a future general rate case. Cost savings, such as reduced meter reading costs, will occur during the implementation period, and will offset a portion of the AMI costs not being deferred.
In May 2017, we filed Petitions with the IPUC and the OPUC requesting a depreciable life of 12.5 years for the meter data management system (MDM) related to the AMI project. Both the IPUC and the OPUC approved our request. In addition, in connection with the 2017 Idaho electric general rate case, the settling parties agreed to cost recovery of Idaho's share of the MDM system, effective January 1, 2019. In connection with the approval of the Oregon general rate case settlement, the OPUC approved cost recovery of Oregon's share of the MDM system, effective November 1, 2017.
Avista Utilities
Purchased Gas Adjustments
PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $5.4 million as of March 31, 2020 and a net liability of $3.2 million as of December 31, 2019.
Power Cost Deferrals and Recovery Mechanisms
The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. See the 2019 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM were a liability of $44.1 million as of March 31, 2020, compared to a liability of $37.0 million as of December 31, 2019. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.

AVISTA CORPORATION

The cumulative rebate balance exceeds $30 million and as a result, our 2019 filing contained a proposed rate refund. The ERM proceeding was considered with our 2019 general rate case proceeding and a refund was approved and will be returned to customers over a two-year period. See further discussion in the section "Washington General Rate Cases" above.
Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $0.1 million as of March 31, 2020 and $0.3 million as of December 31, 2019. These deferred power cost balances represent amounts due from customers.
Decoupling and Earnings Sharing Mechanisms
Decoupling (also known as a FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of our jurisdictions, Avista Utilities' electric and natural gas revenues are adjusted so as to be based on the number of customers in certain customer rate classes and assumed "normal" kilowatt hour and therm sales, rather than being based on actual kilowatt hour and therm sales. The difference between revenues based on the number of customers and "normal" sales and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. Only residential and certain commercial customer classes are included in our decoupling mechanisms. See the 2019 Form 10-K for a discussion of the mechanisms in each jurisdiction.
Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $20.1 million as of March 31, 2020 and $24.3 million as of December 31, 2019. These decoupling assets represent amounts due from customers. Total net earnings sharing balances among all jurisdictions were regulatory liabilities of $0.7 million as of March 31, 2020 and December 31, 2019. These earnings sharing liabilities represent amounts due to customers.
See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2020 and 2019 related to the decoupling and earnings sharing mechanisms.
COVID-19
In March 2020, we filed an application for authorization to defer certain incremental COVID-19 related costs with the OPUC. In April and May 2020, we made similar filings with the IPUC and the WUTC, respectively. In Alaska, a Senate Bill was signed into law that provides for deferral and recovery of incremental COVID-19 related costs subject to approval by the RCA. The recovery of any deferred costs would be determined in future rate making proceedings.
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

AVISTA CORPORATION

Three months ended March 31, 2020 compared to the three months ended March 31, 2019
The following graph shows the total change in net income attributable to Avista Corp. shareholders for the first quarter of 2019 to the first quarter of 2020, as well as the various factors that caused such change (dollars in millions):

Utility revenues remained consistent at Avista Utilities when compared to the first quarter of 2019. The outcome from the 2015 Washington general rate cases decreased revenue by $4.9 million. In addition, residential and commercial load was lower than the first quarter of 2019. The above decreases were offset by an increase from electric and natural gas decoupling rates, higher PGA rates and customer growth. AEL&P's revenues increased from an increase in sales volumes due to weather that was cooler than the prior year.
Non-utility revenues decreased due to the sale of METALfx, which occurred in April 2019.
Utility resource costs decreased at Avista Utilities due to lower fuel for generation and other fuel costs, as well as lower natural gas purchases. The increase at AEL&P was due to an increase in deferred power supply expenses.
The increase in utility operating expenses was due to an increase at Avista Utilities primarily related to increases in generation and distribution operating and maintenance costs, an accrual for disallowed replacement power during an unplanned outage at Colstrip (see "Regulatory Matters"), and an increase in bad debt expense.
The merger transaction costs are related to the proposed (now terminated) acquisition by Hydro One. There were no additional costs in 2020 relating to this matter.
Utility depreciation and amortization increased due to additions to utility plant.
The merger termination fee was related to the termination of the proposed Hydro One acquisition.
The increase in other was primarily related to a decrease in non-utility other operating expenses due to the sale of METALfx during the second quarter of 2019 and also due to lower property taxes. In addition, there was a gain from the sale of an equity investment in the first quarter of 2020.
Income taxes decreased primarily due to a decrease in income before taxes. Our effective tax rate was 15.0 percent for the first quarter of 2020 compared to 20.6 percent for the first quarter of 2019. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.
Non-GAAP Financial Measures
The following discussion for Avista Utilities includes two financial measures that are considered “non-GAAP financial measures”: electric utility margin and natural gas utility margin. In the AEL&P section, we include a discussion of utility margin, which is also a non-GAAP financial measure.

AVISTA CORPORATION

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
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
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
Total electric operating revenues in the graph above include intracompany sales of $6.1 million and $19.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended March 31 (dollars in thousands):

	Electric Decoupling Revenues
	2020	2019
Current year decoupling deferrals (a)	$5,131	$(2,681)
Amortization of prior year decoupling deferrals (b)	(4,608)	1,076
Total electric decoupling revenue	$523	$(1,605)

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

Total electric revenues decreased $10.3 million for the first quarter of 2020 as compared to the first quarter of 2019 primarily due to the following:

•
an $8.5 million decrease in retail electric revenue due to a decrease in total MWhs sold (decreased revenues $10.6 million), partially offset by an increase in revenue per MWh (increased revenues $2.1 million).

◦
The decrease in total retail MWhs sold was primarily the result of a decrease in residential, commercial and industrial sales volumes due to weather that was warmer than normal and warmer than the prior year. These were partially offset by residential and commercial customer growth. Compared to the first quarter of 2019, residential electric use per customer decreased 9 percent and commercial use per customer decreased 2 percent. Heating degree days in Spokane were 7 percent below normal and 17 percent below the first quarter of 2019.

◦
The increase in revenue per MWh was primarily due to an increase in decoupling rates (as there was a decoupling surcharge in 2020 compared to a decoupling rebate in 2019). This was partially offset by a general rate decrease in Idaho, effective December 1, 2019.

•
a $6.4 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $5.5 million) and an increase in sales volumes (increased revenues $0.9 million). The fluctuation in volumes and prices was

AVISTA CORPORATION

primarily the result of our optimization activities.

•	a $7.7 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities.

•
a $2.1 million increase in electric decoupling revenue. Weather was warmer than normal in the first quarter of 2020, reducing the demand for electric heating, resulting in decoupling deferral surcharges related to the current year. There was also the amortization of decoupling surcharges from prior years.

•
the $2.8 million decrease in other electric revenues was primarily related to a $1.4 million accrual for customer refunds related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion. In addition, there was a $1.1 million decrease in tax reform amortization associated with the 2018 federal tax rate change.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended March 31 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues, and deferrals/amortizations to customers related to federal income tax law changes.

Total natural gas operating revenues in the graph above include intracompany sales of $12.8 million and $23.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended March 31 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2020	2019
Current year decoupling deferrals (a)	$(3,556)	$(6,106)
Amortization of prior year decoupling deferrals (b)	(1,380)	3,053
Total natural gas decoupling revenue	$(4,936)	$(3,053)

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

Total natural gas revenues decreased $14.7 million for the first quarter of 2020 as compared to the first quarter of 2019 primarily due to the following:

•
a $10.2 million increase in natural gas retail revenues due to an increase in retail rates (increased revenues $22.1 million), partially offset by a decrease in volumes (decreased revenues $11.9 million).

◦	Retail rates increased from higher PGAs, decoupling rate increases and a general rate increase in Oregon, effective January 15, 2020.

◦
Retail natural gas sales decreased in the first quarter of 2020 as compared to the first quarter of 2019 primarily due to lower residential, commercial and industrial usage, partially offset by customer growth. Compared to first quarter of 2019, residential use per customer decreased 12 percent and commercial use per customer decreased 10 percent. Heating degree days in Spokane were 7 percent below normal, and 17 percent below the first quarter of 2019. Heating degree days in Medford were 4 percent above normal, and 3 percent below the first quarter of 2019.

•
a $20.0 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $22.7 million), partially offset by an increase in volumes (increased revenues $2.7 million). Differences between revenues

AVISTA CORPORATION

and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•
the $2.5 million decrease in other natural gas revenues was primarily related to a $3.6 million accrual for customer refunds related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion. This was partially offset by a decrease of $1.4 million in the provision for tax rate refunds associated with the federal income tax law change in 2018.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended March 31:

	Electric Customers		Natural Gas Customers
	2020	2019	2020	2019
Residential	349,368	343,938	326,126	319,483
Commercial	43,300	42,874	36,194	35,707
Interruptible	—	—	43	42
Industrial	1,295	1,314	241	239
Public street and highway lighting	638	601	—	—
Total retail customers	394,601	388,727	362,604	355,471
Utility Resource Costs
The following graphs present Avista Utilities' resource costs for the three months ended March 31 (dollars in millions):
Total electric resource costs in the graph above include intracompany resource costs of $12.8 million and $23.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
Total electric resource costs decreased $18.3 million for the first quarter of 2020 as compared to the first quarter of 2019 primarily due to the following:

•
a $4.2 million decrease in power purchased due to a decrease in the volume of power purchases (decreased costs $5.7 million), partially offset by an increase in wholesale prices (increased costs $1.5 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•
an $8.8 million decrease in fuel for generation primarily related to a decrease in natural gas prices, a decrease in customer volumes sold and an increase in hydroelectric generation as compared to the first quarter of 2019.

•
a $6.3 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as

AVISTA CORPORATION

part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

Total natural gas resource costs in the graph above include intracompany resource costs of $6.1 million and $19.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
Total natural gas resource costs decreased $15.3 million for the first quarter of 2020 as compared to the first quarter of 2019 primarily due to the following:

•	a $59.4 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $59.4 million).

•
a $44.6 million increase from net amortizations and deferrals of natural gas costs, primarily due to a spike in natural gas prices during the first quarter of 2019 from a natural gas supply disruption in Canada, which resulted in significant amount of PGA deferrals during that period.

Utility Margin
The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended March 31 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues	$246,208	$256,467	$149,950	$164,677	$(18,953)	$(43,442)	$377,205	$377,702
Resource costs	75,531	93,881	72,979	88,273	(18,953)	(43,442)	129,557	138,712
Utility margin	$170,677	$162,586	$76,971	$76,404	$—	$—	$247,648	$238,990
Electric utility margin increased $8.1 million and natural gas utility margin increased $0.6 million.
Electric utility margin increased primarily due to a decrease in net power supply costs due to power purchase prices and thermal fuel costs that were lower than those recovered through our rates (authorized costs). For the first quarter of 2020, we had a $5.2 million pre-tax benefit under the ERM in Washington, compared to a $2.5 million pre-tax expense for the first quarter of 2019. For the full year of 2020, we expect to be in a benefit position under the ERM within the 90 percent customer/10 percent Company sharing band. In addition, electric utility margin was positively impacted by customer growth. The above increases were partially offset by an accrual for customer refunds of $1.4 million related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.

AVISTA CORPORATION

Natural gas utility margin increased primarily due to a general rate increase in Oregon, effective January 15, 2020 and customer growth. These increases were mostly offset by an accrual for customer refunds of $3.6 million related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.
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
Results of Operations - Alaska Electric Light and Power Company
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net income for AEL&P was $3.4 million for the three months ended March 31, 2020 compared to $3.6 million for the three months ended March 31, 2019.
The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three months ended March 31 (dollars in thousands):

	2020	2019
Operating revenues	$12,202	$10,881
Resource costs	(10)	(1,365)
Utility margin	$12,212	$12,246
Electric revenues increased for the first quarter of 2020 primarily due to higher sales volumes to residential and commercial customers for 2020 as compared to 2019. This resulted from weather that was cooler than the prior year, as well as more hydroelectric generation than the first quarter of 2019.
AEL&P had low hydroelectric generation during the first quarter of 2019, which limited energy provided to their interruptible customers. A portion of the sales to interruptible customers is used to reduce the overall cost of power to AEL&P's firm customers. When interruptible sales are below a certain threshold, AEL&P recognizes a regulatory asset and records a reduction to deferred power supply costs (resource costs) to reflect a future billable amount to its firm customers when the cost of power rates are reset. During the first quarter of 2020, hydroelectric generation returned to normal levels, which resulted in less resource costs compared to the first quarter of 2019.
Results of Operations - Other Businesses
Net loss for our other businesses was $1.0 million for the three months ended March 31, 2020 compared to net income of $0.3 million for the three months ended March 31, 2019.
During the first quarter of 2020, we had an impairment loss and an accrual for bad debt, which were partially offset by investment gains associated with our equity investments, primarily from a gain on the sale of one of our investments. This is compared to the first quarter of 2019 that resulted in net investment gains.
Due to market deterioration from a possible future recession, further losses could be incurred on our non-utility investments during the remainder of 2020.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2019 Form 10-K and have not changed materially.
Liquidity and Capital Resources
Overall Liquidity

We expect that COVID-19 will have a negative impact on our overall liquidity. For 2020, we expect our net cash flows from operations to decrease primarily due to lower expected revenues from retail sales of electricity and natural gas and lower payments from customers.

AVISTA CORPORATION

In response to potential liquidity needs, in April 2020, we entered into a $100 million credit agreement, see "Note 9 of the Notes to Condensed Consolidated Financial Statements."
Other than COVID-19 impacts, our sources of overall liquidity and the requirements for liquidity have not materially changed in the three months ended March 31, 2020. See the 2019 Form 10-K for further discussion.
As of March 31, 2020, we had $182.0 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. After considering the impacts of COVID-19, with our $400.0 million credit facility that expires in April 2021, AEL&P's $25.0 million credit facility that expires in November 2024 and the new $100.0 million credit agreement that expires in April 2021, we believe that we have adequate liquidity to meet our needs for the next 12 months.
Review of Cash Flow Statement
Operating Activities
Net cash provided by operating activities was $135.3 million for the three months ended March 31, 2020 compared to $196.9 million for the three months ended March 31, 2019. The decrease in net cash provided by operating activities primarily relates to a termination fee of $103.0 million received in 2019 upon the termination of the Hydro One transaction. The termination fee was used for reimbursing our transaction costs incurred from 2017 to 2019 which totaled approximately $51.0 million, including income taxes. The balance of the termination fee was used for general corporate purposes and reduced our need for external financing. Our total transaction costs were $19.7 million (pre-tax) for 2019 and we also incurred approximately $15.7 million in taxes in 2019.
The above decrease in net cash provided by operating activities was partially offset by power and natural gas deferrals which decreased during 2020 due to lower natural gas prices during the year (which increased cash flows by $6.4 million) as compared to an decrease to operating cash flows of $48.1 million in 2019. As compared to 2019, net current assets and liabilities decreased by $43.0 million.
Investing Activities
Net cash used in investing activities was $95.1 million for the three months ended March 31, 2020, compared to $97.7 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we paid $95.5 million for utility capital expenditures compared to $93.6 million for the three months ended March 31, 2019. Also, during the first quarter of 2020, we received proceeds from the sale of an equity investment (net of cash sold and amounts held in escrow) of $5.1 million.
Financing Activities
Net cash used by financing activities was $31.1 million for the three months ended March 31, 2020, compared to $98.0 million for the three months ended March 31, 2019. Due to the termination fee described above, we were able to reduce our short-term borrowings during the first quarter of 2019, as evidenced by the $71.0 million decrease in short-term borrowings during 2019. For 2020, we had a decrease in short-term borrowings of $0.8 million.
Capital Resources
Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$58,946	1.4%	$58,928	1.4%
Short-term borrowings	185,000	4.4%	185,800	4.5%
Long-term debt to affiliated trusts	51,547	1.2%	51,547	1.2%
Long-term debt and leases	1,957,142	46.5%	1,961,083	46.7%
Total debt	2,252,635	53.5%	2,257,358	53.8%
Total Avista Corporation shareholders’ equity	1,959,095	46.5%	1,939,284	46.2%
Total	$4,211,730	100.0%	$4,196,642	100.0%
Our shareholders’ equity increased $19.8 million during the first three months of 2020 primarily due to net income, partially offset by dividends.

AVISTA CORPORATION

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.
Committed Lines of Credit
Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million. We expect to amend and extend the revolving line of credit agreement in the second quarter for a revised term of one additional year beyond the current maturity date of April 2021, with the option to extend for an additional one year period. As of March 31, 2020, there was $182.0 million of available liquidity under this line of credit.
The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2020, we were in compliance with this covenant with a ratio of 53.5 percent.
AEL&P has a $25.0 million committed line of credit that expires in November 2024. As of March 31, 2020, there were no borrowings or letters of credit outstanding under this committed line of credit.
The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of March 31, 2020, AEL&P was in compliance with this covenant with a ratio of 53.0 percent.
Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the three months ended March 31 (dollars in thousands):

	2020	2019
Borrowings outstanding at end of period	$185,000	$119,000
Letters of credit outstanding at end of period	$32,983	$60,103
Maximum borrowings outstanding during the period	$193,000	$111,000
Average borrowings outstanding during the period	$173,684	$36,299
Average interest rate on borrowings during the period	2.33%	2.43%
Average interest rate on borrowings at end of period	1.66%	3.31%
As of March 31, 2020, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.
In April 2020, we entered into a $100.0 million credit agreement with a maturity date of April 2021. We borrowed the entire $100.0 million available under this agreement, which is being used to provide additional liquidity. See "Note 9 of the Notes to Condensed Consolidated Financial Statements."
Loans under this agreement are unsecured and will have a variable annual interest rate determined by either the Eurodollar rate or the Alternative Base Rate depending on the type of loan selected by Avista Corp. The credit agreement contains customary covenants and default provisions, including a covenant not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time.
Liquidity Expectations
During 2020, we expect to issue approximately $165.0 million of long-term debt and up to $70.0 million of equity in order to refinance maturing long-term debt, and fund planned capital expenditures.
After considering the impacts of COVID-19, including the expectation of lower net operating cash flows, and the expected issuances of long-term debt and equity during 2020, we expect net cash flows from operations, together with cash available under our committed lines of credit and the $100.0 million borrowed under the credit agreement entered in April, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.
Capital Expenditures
We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. Our estimated capital expenditures for 2020 through 2022 have not materially changed during the three months ended March 31, 2020. It is possible that prolonged economic restrictions or business interruptions could cause a decrease in our utility capital expenditures. See the 2019 Form 10-K for further information on our expected capital expenditures.

AVISTA CORPORATION

Off-Balance Sheet Arrangements
As of March 31, 2020, we had $33.0 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $21.5 million as of December 31, 2019. The increase in letters of credit outstanding was due to additional letters of credit being issued as collateral for energy commodity derivative instruments.
Pension Plan
Avista Utilities
In the three months ended March 31, 2020 we contributed $7.3 million to the pension plan and we expect to contribute $22.0 million in 2020. We expect to contribute a total of $110.0 million to the pension plan in the period 2020 through 2024, with annual contributions of $22.0 million over that period.
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
Disruptions and overall declines in the financial markets have decreased the fair value of pension plan assets and lower discount rates will increase the pension liability. This could ultimately increase future pension plan funding requirements and expenses. The impact on pension plan assets is mitigated as a significant portion of the assets are fixed-income securities with a target of 35 percent invested in equity securities. The impact on pension expense is also mitigated by pension accounting under GAAP, given that expense is based on the long-term rate of return which should be less affected by short-term market fluctuations.
See "Note 6 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding the pension plan.
Contractual Obligations
Our future contractual obligations have not materially changed during the three months ended March 31, 2020, except for in April 2020, we entered into a $100.0 million credit agreement with a maturity date of April 2021. See "Note 9 of the Notes to Condensed Consolidated Financial Statements."
See the 2019 Form 10-K for our contractual obligations.
Environmental Issues and Contingencies
Our environmental issues and contingencies disclosures have not materially changed during the three months ended March 31, 2020 except for the following:
Coal Ash Management/Disposal
In 2015, the EPA issued a final rule regarding coal combustion residuals (CCRs), also termed coal combustion byproducts or coal ash. The CCR rule has been the subject of ongoing litigation. In August 2018, the D.C. Circuit struck down provisions of the rule. Colstrip, of which we are a 15 percent owner of Units 3 & 4, produces this byproduct. On December 2, 2019, a proposed revision to the rule was published in the Federal Register to address the D.C. Circuit's decision. The rule includes technical requirements for CCR landfills and surface impoundments under Subtitle D of the Resource Conservation and Recovery Act, the nation's primary law for regulating solid waste. The Colstrip owners developed a multi-year compliance plan to address the CCR requirements with existing state obligations expressed largely by the 2012 Administrative Order on Consent (AOC) with Montana Department of Environmental Quality (MDEQ). These requirements continue despite the 2018 federal court ruling.
The AOC requires MDEQ provide an ongoing public process which recently approved the Remedy and Closure plans for the three major areas of Colstrip. The AOC also requires the Colstrip owners to provide financial assurance primarily in the form of surety bonds, to secure each owner’s pro rata share of various anticipated closure and remediation obligations. Avista Corp. is responsible for its share of two major areas; the Plant Site Area and the Effluent Holding Pond (EHP) Area. Generally, the plans include the removal of Boron, Chloride, and Sulfate from the groundwater, closure of the existing ash storage ponds, and installation of a new water treatment system to convert the facility to a dry ash storage. Avista Corp. has posted three surety bonds totaling approximately $23 million. This amount will be updated annually, decreasing over time as remediation activities are completed.

AVISTA CORPORATION

Oregon Legislation and Regulatory Actions
GHG Reduction Targets
The State of Oregon has adopted non-binding targets to reduce GHG (Greenhouse Gas) emissions. The State enacted its targets with an expectation of reaching the targets through a combination of renewable energy standards, eventual carbon pricing mechanisms, such as cap and trade regulation or a carbon tax, and assorted “complementary policies.” However, no specific reductions are mandated as yet. The State’s targets have been evaluated by state institutions against the aims of the Paris Climate Accord of 2016, which include limiting the increase in global average temperatures to at least below 2 degrees Celsius above pre-industrial levels and pursuing efforts to restrict the temperature increase to 1.5 degrees Celsius above pre-industrial levels. On March 10, 2020, Oregon Governor Kate Brown issued Executive Order No. 20-04, “Directing State Agencies to Take Actions to Reduce and Regulate Greenhouse Gas Emissions.” The Executive Order launches rulemaking proceedings for every Oregon agency with jurisdiction over greenhouse gas-related matters, with the aim of reducing Oregon’s overall GHG emissions to 80% below 1990 levels by 2050. The Executive Order requires agencies to submit a preliminary report to the Governor by May 15, 2020 regarding potential regulatory program options. We cannot reasonably predict what regulatory proceedings will arise from the Executive Order, nor how the state legislature may undertake additional requirements or revise the State's targets in the future. We intend to seek recovery of any new costs associated with these reduction targets, or any new reduction targets, through the regulatory process.
Cabinet Gorge Total Dissolved Gas Abatement Plan
Dissolved atmospheric gas levels (referred to as "Total Dissolved Gas" or "TDG") in the Clark Fork River exceed state of Idaho and federal water quality numeric standards downstream of Cabinet Gorge particularly during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement as incorporated in Avista Corp.’s FERC license for the Clark Fork Project, Avista Corp. works in consultation with agencies, tribes and other stakeholders to address this issue through structural modifications to the spillgates, monitoring and analysis. After extensive testing, Clark Fork Settlement Agreement stakeholders have agreed that no further spillway modifications are justified. For the remainder of the FERC License term, Avista Corp. will continue to mitigate remaining impacts of TDG while considering the potential for new approaches to further reduce TDG. The Company continues to work with stakeholders to determine the degree to which TDG abatement reduces future mitigation obligations. The Company has sought, and intends to continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.
See the 2019 Form 10-K for further discussion of environmental issues and contingencies.
Enterprise Risk Management
The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2019 Form 10-K and have not materially changed during the three months ended March 31, 2020, other than the changes noted due to COVID-19. See the 2019 Form 10-K.
Financial Risk
Our financial risks have not materially changed during the three months ended March 31, 2020, other than the changes noted due to COVID-19. Refer to the 2019 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2019.
Interest Rate Risk
We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of March 31, 2020 and December 31, 2019 and the amount of additional collateral we would have to post in certain circumstances. In addition, see "Regulatory Matters" for a discussion of commitments we made in Oregon surrounding the independent review of our interest rate hedging practices.

AVISTA CORPORATION

Credit Risk
Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of March 31, 2020, we had cash deposited as collateral in the amount of $1.8 million and letters of credit of $25.0 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2019 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at March 31, 2020 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

March 31, 2020
Additional collateral taking into account contractual thresholds	$2,897
Additional collateral without contractual thresholds	3,407
Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of March 31, 2020, we had interest rate swap derivatives outstanding with a notional amount totaling $245.0 million and we had cash deposited as collateral in the amount of $27.1 million and letters of credit of $3.9 million outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at March 31, 2020, we would potentially be required to post the following additional collateral (in thousands):

March 31, 2020
Additional collateral taking into account contractual thresholds	$31,850
Additional collateral without contractual thresholds	81,280
Energy Commodity Risk
Our energy commodity risks have not materially changed during the three months ended March 31, 2020, except as discussed below and the COVID-19 related risks. See the 2019 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2020 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2022.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2020	$(2)	$(794)	$(203)	$3,185	$427	$4,230	$(881)	$(4,997)
2021	—	50	39	3,309	—	966	(1,345)	(2,065)
2022	—	—	75	368	—	—	—	(19)
The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2019 that are expected to be delivered in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2022.

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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2020.
There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. Other Information

Item 1. Legal Proceedings
See “Note 15 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”
Item 1A. Risk Factors
Refer to the 2019 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2019 Form 10-K with the exception of the following:
The COVID 19 global pandemic is disrupting our business and could have a negative effect on our results of operations, financial condition and cash flows.
The COVID-19 global pandemic is currently impacting all aspects of our business, as well as the global, national and local economy. We cannot predict the full extent to which COVID-19 will impact on our operations, results of operations, cash flows, financial condition or capital resources. It is possible that the continued spread of COVID-19 and efforts to contain the virus, such as quarantines or closures or reduced operations of businesses, governmental agencies and other institutions, will continue to cause an economic slowdown and possibly a recession, resulting in significant disruptions in various public, commercial or industrial activities and causing employee absences which could interfere with operation and maintenance of the Company’s facilities. Any of these circumstances could adversely affect our operations, results of operations, financial condition and cash flows in the following ways, including, but not limited to:

•	A decrease in customer demand and revenues due to a reduction in economic activity and possibly a recession,

•	An increase in operating expenses, including bad debt expense due to our customers’ inability to pay amounts due to us,

•	A negative impact on the ability of suppliers, vendors or contractors to perform, which could increase costs and delay capital projects,

•	Regulatory commissions may not approve our requests to defer and recover increased expenses,

•	Delays in regulatory filings and the regulatory approval process, which could impact our ability to timely recover our operating expenses and costs associated with investments in utility assets,

AVISTA CORPORATION

•	An increase in cyber and technology risks, including the impact on internal controls, due to a significant number of employees working remotely,

•	A decrease in the fair value of pension plan assets or an increase in the pension liability, which could increase future pension plan funding requirements,

•	A decrease in the fair value of non-utility investments, which could result in losses or impairment,

•	A decrease in net operating cash inflows, which could negatively impact our liquidity and limit our ability to fund capital expenditures, dividends, and other contractual commitments,

•	Disruption, weakness and volatility in the financial markets, which could increase our costs to fund capital requirements,

•
To the extent that access to the capital markets is adversely affected, we may need to consider alternative sources of funding for operations and for working capital, any of which could increase our cost of capital.

We cannot predict the duration and severity of the COVID-19 global pandemic. The longer and more severe the economic restrictions and business disruption is, the greater the impact on our operations, results of operations, financial condition and cash flows will be.
In addition to these risk factors, see also “Forward-Looking Statements” for additional factors which could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements.
Item 6. Exhibits

15	Letter Re: Unaudited Interim Financial Information (1)
31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)
31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)
32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (2)
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

(1)	Filed herewith.
(2)	Furnished herewith.

AVISTA CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	May 7, 2020	/s/ Mark T. Thies
Mark T. Thies
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)