Form 10-Q
period 2020-06-30
AVISTA CORP
filed 2020-08-05
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020 OR

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

As of July 31, 2020, 67,914,755 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

AVISTA CORPORATION

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

Operational Risk

•

pandemics (including the current COVID-19 pandemic), which could disrupt our business, as well as the global, national and local economy, resulting in a decline in customer demand, deterioration in the creditworthiness of our customers, increases in operating and capital costs, workforce shortages, delays in capital projects, disruption in supply chains, and disruption, weakness and volatility in capital markets. In addition, any of these factors could negatively impact our liquidity and limit our access to capital, among other implications;

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

AVISTA CORPORATION

•

wholesale and retail competition including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements;

•	entering into or growth of non-regulated activities may increase earnings volatility;
•	the risk of municipalization or other forms of service territory reduction;

External Mandates Risk

•	changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs and our compliance with these matters;
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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$273,975	$288,826	$667,795	$682,067
Alternative revenue programs	4,362	9,725	(51)	5,067
Total utility revenues	278,337	298,551	667,744	687,134
Non-utility revenues	255	2,261	1,078	10,159
Total operating revenues	278,592	300,812	668,822	697,293
Operating Expenses:
Utility operating expenses:
Resource costs	67,965	88,439	197,512	225,786
Other operating expenses	86,204	87,720	180,700	171,698
Merger transaction costs	—	11	—	19,675
Depreciation and amortization	63,908	55,479	115,329	104,393
Taxes other than income taxes	24,742	22,908	55,720	54,851
Non-utility operating expenses:
Other operating expenses	659	6,332	2,019	13,687
Depreciation and amortization	188	155	423	364
Total operating expenses	243,666	261,044	551,703	590,454
Income from operations	34,926	39,768	117,119	106,839
Interest expense	25,625	25,511	51,972	51,162
Interest expense to affiliated trusts	208	351	478	708
Capitalized interest	(972)	(1,101)	(1,970)	(2,029)
Merger termination fee	—	—	—	(103,000)
Other expense (income)-net	531	(8,268)	149	(9,175)
Income before income taxes	9,534	23,275	66,490	169,173
Income tax expense (benefit)	(7,919)	(1,741)	613	28,276
Net income	17,453	25,016	65,877	140,897
Net loss attributable to noncontrolling interests	—	303	—	216
Net income attributable to Avista Corp. shareholders	$17,453	$25,319	$65,877	$141,113
Weighted-average common shares outstanding (thousands), basic	67,481	65,894	67,360	65,814
Weighted-average common shares outstanding (thousands), diluted	67,589	65,963	67,485	65,883

Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.26	$0.38	$0.98	$2.14
Diluted	$0.26	$0.38	$0.98	$2.14

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$17,453	$25,016	$65,877	$140,897
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $59, $42, $113 and $85 respectively	220	161	425	321
Total other comprehensive income	220	161	425	321
Comprehensive income	17,673	25,177	66,302	141,218
Comprehensive loss attributable to noncontrolling interests	—	303	—	216
Comprehensive income attributable to Avista Corporation shareholders	$17,673	$25,480	$66,302	$141,434

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$116,394	$9,896
Accounts and notes receivable-less allowances of $6,034 and $2,419, respectively	115,241	166,657
Materials and supplies, fuel stock and stored natural gas	67,333	66,583
Regulatory assets	11,177	21,851
Other current assets	42,362	40,142
Total current assets	352,507	305,129
Net utility property	4,883,133	4,797,007
Goodwill	52,426	52,426
Non-current regulatory assets	752,090	670,802
Other property and investments-net and other non-current assets	262,468	257,092
Total assets	$6,302,624	$6,082,456
Liabilities and Equity:
Current Liabilities:
Accounts payable	$110,675	$110,219
Current portion of long-term debt	52,000	52,000
Short-term borrowings	321,000	185,800
Regulatory liabilities	49,629	51,715
Other current liabilities	123,258	130,979
Total current liabilities	656,562	530,713
Long-term debt	1,844,161	1,843,768
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	204,506	212,006
Deferred income taxes	540,494	528,513
Non-current regulatory liabilities	778,826	775,436
Other non-current liabilities and deferred credits	251,490	201,189
Total liabilities	4,327,586	4,143,172
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 67,913,265 and 67,176,996 shares issued and outstanding, respectively	1,234,901	1,210,741
Accumulated other comprehensive loss	(9,834)	(10,259)
Retained earnings	749,971	738,802
Total Avista Corporation shareholders’ equity	1,975,038	1,939,284
Total liabilities and equity	$6,302,624	$6,082,456

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2020	2019
Operating Activities:
Net income	$65,877	$140,897
Non-cash items included in net income:
Depreciation and amortization	115,752	104,757
Deferred income tax provision and investment tax credits	(8,400)	5,577
Power and natural gas cost amortizations (deferrals), net	1,815	(47,716)
Amortization of debt expense	1,365	1,338
Amortization of investment in exchange power	—	1,225
Stock-based compensation expense	2,826	7,009
Equity-related AFUDC	(3,271)	(3,253)
Pension and other postretirement benefit expense	16,481	18,040
Other regulatory assets and liabilities and deferred debits and credits	4,391	1,122
Change in decoupling regulatory deferral	(454)	(5,444)
Gain on sale of METALfx (before payment of transaction costs)	—	(6,477)
Gain on sale of investments	(3,231)	—
Other	9,043	(3,904)
Contributions to defined benefit pension plan	(14,600)	(14,600)
Changes in certain current assets and liabilities:
Accounts and notes receivable	43,701	47,771
Materials and supplies, fuel stock and stored natural gas	(751)	(7,225)
Collateral posted for derivative instruments	(7,209)	47,352
Income taxes receivable	9,106	517
Other current assets	(5,704)	(9,300)
Accounts payable	(29,860)	(19,393)
Other current liabilities	3,011	(5,622)
Net cash provided by operating activities	199,888	252,671

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(189,480)	(199,988)
Issuance of notes receivable by subsidiaries	(4,343)	(900)
Equity and property investments	(2,097)	(6,624)
Proceeds from sale of METALfx (net of cash sold)	—	16,407
Proceeds from sale of investments	5,144	—
Other	(988)	1,072
Net cash used in investing activities	(191,764)	(190,033)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2020	2019
Financing Activities:
Net increase (decrease) in short-term borrowings	$135,200	$(21,000)
Maturity of long-term debt and finance leases	(1,431)	(1,330)
Issuance of common stock, net of issuance costs	23,890	14,929
Cash dividends paid	(54,708)	(51,153)
Other	(4,577)	(1,509)
Net cash provided by (used in) financing activities	98,374	(60,063)

Net increase in cash and cash equivalents	106,498	2,575

Cash and cash equivalents at beginning of period	9,896	14,656

Cash and cash equivalents at end of period	$116,394	$17,231

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Common Stock, Shares:
Shares outstanding at beginning of period	67,292,233	65,749,932	67,176,996	65,688,356
Shares issued	621,032	361,385	736,269	422,961
Shares outstanding at end of period	67,913,265	66,111,317	67,913,265	66,111,317
Common Stock, Amount:
Balance at beginning of period	$1,209,312	$1,140,242	$1,210,741	$1,136,491
Equity compensation expense	1,874	2,043	2,678	6,495
Issuance of common stock, net of issuance costs	23,715	14,739	23,890	14,929
Payment of minimum tax withholdings for share-based payment awards	—	—	(2,408)	(891)
Balance at end of period	1,234,901	1,157,024	1,234,901	1,157,024
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(10,054)	(7,706)	(10,259)	(7,866)
Other comprehensive income	220	161	425	321
Balance at end of period	(9,834)	(7,545)	(9,834)	(7,545)
Retained Earnings:
Balance at beginning of period	759,837	734,774	738,802	644,595
Net income attributable to Avista Corporation shareholders	17,453	25,319	65,877	141,113
Cash dividends paid on common stock	(27,319)	(25,538)	(54,708)	(51,153)
Balance at end of period	749,971	734,555	749,971	734,555
Total Avista Corporation shareholders’ equity	1,975,038	1,884,034	1,975,038	1,884,034
Noncontrolling Interests:
Balance at beginning of period	—	912	—	825
Net loss attributable to noncontrolling interests	—	(303)	—	(216)
Deconsolidation of noncontrolling interests related to sale of METALfx	—	(609)	—	(609)
Balance at end of period	—	—	—	—
Total equity	$1,975,038	$1,884,034	$1,975,038	$1,884,034
Dividends declared per common share	$0.4050	$0.3875	$0.8100	$0.7750

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended June 30, 2020 and June 30, 2019 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).

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

AVISTA CORPORATION

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

COVID-19

In March 2020, the Company filed an application for authorization to defer certain incremental COVID-19 related costs with the OPUC. In April and May 2020, the Company made similar filings with the IPUC and the WUTC, respectively. In Alaska, a Senate Bill was signed into law that provides for deferral and recovery of incremental COVID-19 related costs subject to approval by the RCA. The recovery of any deferred costs would be determined in future rate making proceedings. On July 7, 2020, the IPUC issued an order that allows the Company to defer certain costs related to COVID-19, net of any decreased costs and other benefits related to COVID-19. As approved by the IPUC in July, the Company plans to resume disconnections and accruing late fees for customers in its Idaho service area beginning in early August 2020. The IPUC will determine the appropriateness and prudency of any deferred expenses when the utility seeks recovery.

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

AVISTA CORPORATION

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

ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)"

In August 2018, the FASB issued ASU No. 2018-14, which amends ASC 715 to add, remove and/or clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. The additional disclosure requirements are primarily narrative discussion of significant changes in the benefit obligations and plan assets. The removed disclosures are primarily information about accumulated other comprehensive income expected to be recognized over the next year and the effects of changes associated with assumed health care costs. This ASU is effective for periods beginning after December 15, 2021 and early adoption is permitted. The Company is in the process of evaluating this standard; however, it has determined that it will not early adopt this standard as of June 30, 2020.

NOTE 3. BALANCE SHEET COMPONENTS

Materials and Supplies, Fuel Stock and Stored Natural Gas

Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Materials and supplies	$48,867	$47,402
Fuel stock	5,208	4,875
Stored natural gas	13,258	14,306
Total	$67,333	$66,583

Other Current Assets

Other current assets consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$—	$4,434
Prepayments	21,813	19,652
Income taxes receivable	1,941	11,047
Other	18,608	5,009
Total	$42,362	$40,142

AVISTA CORPORATION

Net Utility Property

Net utility property consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Utility plant in service	$6,613,219	$6,462,993
Construction work in progress	195,937	164,941
Total	6,809,156	6,627,934
Less: Accumulated depreciation and amortization	1,926,023	1,830,927
Total net utility property	$4,883,133	$4,797,007

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Operating lease ROU assets	$72,588	$69,746
Finance lease ROU assets	49,159	50,980
Non-utility property	26,774	27,159
Equity investments	51,748	51,258
Investment in affiliated trust	11,547	11,547
Notes receivable	16,375	14,060
Deferred compensation assets	8,435	8,948
Other	25,842	23,394
Total	$262,468	$257,092

Other Current Liabilities

Other current liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Accrued taxes other than income taxes	$38,734	$36,965
Employee paid time off accruals	25,728	22,343
Accrued interest	16,226	16,486
Current portion of pensions and other postretirement benefits	11,700	8,826
Income taxes payable	—	298
Derivative liabilities	3,064	10,928
Other current liabilities	27,806	35,133
Total other current liabilities	$123,258	$130,979

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Operating lease liabilities	$70,330	$65,565
Finance lease liabilities	50,283	51,750
Deferred investment tax credits	30,162	30,444
Asset retirement obligations	20,236	20,338
Derivative liabilities	67,038	19,685
Other	13,441	13,407
Total	$251,490	$201,189

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$309	$—	$6,310	$264
Decoupling surcharge	10,345	18,514	12,098	14,806
Pension and other postretirement benefit plans	—	203,471	—	208,754
Interest rate swaps	—	244,672	—	168,594
Deferred income taxes	—	98,879	—	95,752
Settlement with Coeur d'Alene Tribe	—	40,677	—	41,332
AFUDC above FERC allowed rate	—	41,912	—	40,749
Demand side management programs	—	6,538	—	12,170
Utility plant to be abandoned	—	30,700	—	31,291
Other regulatory assets	523	66,727	3,443	57,090
Total regulatory assets	$11,177	$752,090	$21,851	$670,802
Regulatory Liabilities
Income tax related liabilities	$13,335	$400,564	$23,803	$407,549
Deferred natural gas costs	2,778	—	3,189	—
Deferred power costs	21,692	20,112	14,155	23,544
Decoupling rebate	796	3,359	255	2,398
Provision for rate refund (Washington remand case)	7,339	—	3,565	—
Utility plant retirement costs	—	322,138	—	312,403
Interest rate swaps	—	15,773	—	17,088
Other regulatory liabilities	3,689	16,880	6,748	12,454
Total regulatory liabilities	$49,629	$778,826	$51,715	$775,436

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

Other Utility Revenue

Other utility revenue includes rent, revenues from the pre-apprentice training school, sales of materials, late fees and other charges that do not represent contracts with customers. Other utility revenue also includes the provision for earnings sharing and the deferral and amortization of refunds to customers associated with the TCJA. This revenue is scoped out of ASC 606, as this revenue does not represent items where a customer is a party that has contracted with the Company to obtain goods or services that are an output of the

AVISTA CORPORATION

Company’s ordinary activities in exchange for consideration. As such, these revenues are presented separately from revenue from contracts with customers.

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

Utility-related taxes that were included in revenue from contracts with customers were as follows for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Utility-related taxes	$12,879	$12,688	$31,578	$31,777

Non-Utility Revenues

Revenue from Contracts with Customers

Non-utility revenue from contracts with customers is derived from contracts with one performance obligation. Prior to its sale in April 2019 (See Note 18 for further discussion on the sale of METALfx), METALfx had one performance obligation, the delivery of a product, and revenues were recognized when the risk of loss transferred to the customer, which occurred when products were shipped. The Steam Plant Kitchen and Brew Pub serves food and beverages to customers, its one performance obligation, and recognizes revenues at the time of service to the customer.

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year, and depending on the timing of the customer payments, it can result in an immaterial amount of deferred revenue or a receivable from the customer. As of June 30, 2020, the Company estimates it had unsatisfied capacity performance obligations of $3.5 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Avista Utilities
Revenue from contracts with customers	$235,405	$231,605	$587,034	$585,907
Derivative revenues	24,211	42,128	55,285	66,255
Alternative revenue programs	4,362	9,725	(51)	5,067
Deferrals and amortizations for rate refunds to customers	2,080	2,512	(525)	4,647
Other utility revenues	2,281	3,838	3,801	5,634
Total Avista Utilities	268,339	289,808	645,544	667,510
AEL&P
Revenue from contracts with customers	9,978	8,620	22,104	19,356
Deferrals and amortizations for rate refunds to customers	(47)	(47)	(95)	(95)
Other utility revenues	67	170	191	363
Total AEL&P	9,998	8,743	22,200	19,624
Other
Revenue from contracts with customers	4	2,024	518	9,671
Other revenues	251	237	560	488
Total other	255	2,261	1,078	10,159
Total operating revenues	$278,592	$300,812	$668,822	$697,293

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and six months ended June 30 (dollars in thousands):

	2020			2019
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$78,760	$4,190	$82,950	$72,886	$3,724	$76,610
Commercial and governmental	68,785	5,729	74,514	76,375	4,837	81,212
Industrial	24,816	—	24,816	26,245	—	26,245
Public street and highway lighting	1,846	59	1,905	1,897	59	1,956
Total retail revenue	174,207	9,978	184,185	177,403	8,620	186,023
Transmission	4,409	—	4,409	4,250	—	4,250
Other revenue from contracts with customers	3,415	—	3,415	4,379	—	4,379
Total revenue from contracts with customers	$182,031	$9,978	$192,009	$186,032	$8,620	$194,652
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$34,826	$—	$34,826	$27,937	$—	$27,937
Commercial	14,142	—	14,142	13,369	—	13,369
Industrial and interruptible	1,543	—	1,543	1,103	—	1,103
Total retail revenue	50,511	—	50,511	42,409	—	42,409
Transportation	1,738	—	1,738	2,039	—	2,039
Other revenue from contracts with customers	1,125	—	1,125	1,125	—	1,125
Total revenue from contracts with customers	$53,374	$—	$53,374	$45,573	$—	$45,573
Six months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$186,737	$10,045	$196,782	$188,279	$9,576	$197,855
Commercial and governmental	147,634	11,938	159,572	155,621	9,658	165,279
Industrial	49,527	—	49,527	51,493	—	51,493
Public street and highway lighting	3,629	121	3,750	3,800	122	3,922
Total retail revenue	387,527	22,104	409,631	399,193	19,356	418,549
Transmission	8,183	—	8,183	9,402	—	9,402
Other revenue from contracts with customers	8,705	—	8,705	12,573	—	12,573
Total electric revenue from contracts with customers	$404,415	$22,104	$426,519	$421,168	$19,356	$440,524
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$118,998	$—	$118,998	$105,272	$—	$105,272
Commercial	53,544	—	53,544	49,964	—	49,964
Industrial and interruptible	3,737	—	3,737	2,730	—	2,730
Total retail revenue	176,279	—	176,279	157,966	—	157,966
Transportation	4,090	—	4,090	4,523	—	4,523
Other revenue from contracts with customers	2,250	—	2,250	2,250	—	2,250
Total natural gas revenue from contracts with customers	$182,619	$—	$182,619	$164,739	$—	$164,739

AVISTA CORPORATION

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

The following table presents the underlying energy commodity derivative volumes as of June 30, 2020 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2020	29	329	9,325	54,560	71	802	1,441	21,460
2021	—	123	5,480	46,425	—	246	1,940	30,745
2022	—	—	450	11,300	—	—	—	4,500
2023	—	—	—	900	—	—	—	—

As of June 30, 2020, there are no expected deliveries of energy commodity derivatives after 2023.

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

The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Number of contracts	19	20
Notional amount (in United States dollars)	$4,901	$5,932
Notional amount (in Canadian dollars)	6,626	7,828

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

AVISTA CORPORATION

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of June 30, 2020 and December 31, 2019 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
June 30, 2020	4	45,000	2021
	11	120,000	2022
	1	10,000	2023
December 31, 2019	7	70,000	2020
	3	35,000	2021
	10	110,000	2022

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

In connection with the pricing of first mortgage bonds that are expected to be issued during the third quarter, effective June 30, 2020 the Company settled seven interest rate swap derivatives (notional aggregate amount of $70.0 million), for a net amount of $33.5 million. The Company paid this amount in July 2020. See Note 1 for the regulatory treatment of settled interest rate swaps.

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2020 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$7	$(25)	$—	$(18)
Interest rate swap derivatives
Other non-current liabilities and deferred credits	—	(78,018)	10,980	(67,038)
Energy commodity derivatives
Other current assets	17,359	(14,604)	(2,116)	639
Other property and investments-net and other non-current assets	2,701	(1,543)	(853)	305
Other current liabilities	12,827	(15,891)	—	(3,064)
Other non-current liabilities and deferred credits	2,009	(2,017)	—	(8)
Total derivative instruments recorded on the balance sheet	$34,903	$(112,098)	$8,011	$(69,184)

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

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Energy commodity derivatives
Cash collateral posted	$—	$7,812
Letters of credit outstanding	15,300	17,400
Balance sheet offsetting (cash collateral against net derivative positions)	(2,969)	3,378
Interest rate swap derivatives
Cash collateral posted	10,980	6,770
Balance sheet offsetting (cash collateral against net derivative positions)	10,980	6,770

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

AVISTA CORPORATION

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$25	$814
Additional collateral to post	25	814
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	78,018	34,056
Additional collateral to post	67,038	26,912

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

Avista Utilities’ maintained the same pension and other postretirement plans during the six months ended June 30, 2020 as those described as of December 31, 2019. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $14.6 million in cash to the pension plan for the six months ended June 30, 2020 and it expects to contribute a total of $22 million in 2020.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Three months ended June 30:
Service cost	$5,550	$4,948	$980	$753
Interest cost	6,967	7,100	1,524	1,164
Expected return on plan assets	(8,625)	(7,953)	(590)	(611)
Amortization of prior service cost	75	75	(275)	(275)
Net loss recognition	1,679	2,426	1,243	1,329
Net periodic benefit cost	$5,646	$6,596	$2,882	$2,360
Six months ended June 30:
Service cost	$11,096	$9,822	$1,959	$1,525
Interest cost	13,938	14,238	3,039	2,536
Expected return on plan assets	(17,750)	(15,768)	(1,220)	(1,329)
Amortization of prior service cost	150	150	(550)	(550)
Net loss recognition	3,333	4,841	2,486	2,575
Net periodic benefit cost	$10,767	$13,283	$5,714	$4,757

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

AVISTA CORPORATION

NOTE 7. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provisions for income taxes. An estimate of annual income tax expense (or benefit) is made each interim period using estimates for annual pre-tax income, income tax adjustments, and tax credits. The estimated annual effective tax rates do not include discrete events such as tax law changes, examination settlements, accounting method changes, or adjustments to tax expense or benefits attributable to prior years. Discrete events are recorded in the interim period in which they occur or become known. The estimated annual tax rate is applied to year-to-date pre-tax income to determine income tax expense (or benefit) for the interim period consistent with the annual estimate. In subsequent interim periods, income tax expense (or benefit) for the period is computed as the difference between the year-to-date amount reported for the previous interim period and the current period’s year-to-date amount.

The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
Federal income taxes at statutory rates	$2,002	21.0%	$4,874	21.0%	$13,963	21.0%	$35,513	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(2,415)	(25.3)	(2,139)	(9.2)	(4,817)	(7.2)	(4,219)	(2.5)
State income tax expense	(325)	(3.4)	(8)	—	902	1.4	1,651	1.0
Acquisition costs	—	—	112	0.5	—	—	(1,712)	(1.0)
Non-plant excess deferred turnaround (1)	(8,390)	(88.0)	(5,091)	(21.9)	(8,476)	(12.7)	(5,601)	(3.3)
Tax loss on sale of METALfx	—	—	(1,259)	(5.4)	—	—	(1,259)	(0.8)
Valuation allowance	—	—	1,245	5.3	—	—	1,245	0.7
Settlement of equity awards	—	—	—	—	165	0.1	612	0.4
Other	1,209	12.7	525	2.2	(1,124)	(1.7)	2,046	1.2
Total income tax expense	$(7,919)	(83.0)%	$(1,741)	(7.5)%	$613	0.9%	$28,276	16.7%
(1)

In March 2020, the WUTC approved an all-party settlement agreement related to electric tax benefits that were set aside for Colstrip in the 2020 general rate case order. In the approved settlement agreement, the parties agreed to utilize approximately $10.9 million ($8.4 million when tax-effected) of the electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4, to reflect a remaining useful life of those units through December 31, 2025. In the second quarter 2020, the Company recorded a one-time increase to depreciation expense with an offsetting decrease to income tax expense.

In March 2019, the IPUC approved an all-party settlement agreement related to electric tax benefits that were set aside for Colstrip in the 2020 general rate case order. In the approved settlement agreement, the parties agreed to utilize approximately $6.4 million ($5.1 million when tax-effected) of the electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4, to reflect a remaining useful life of those units through December 31, 2027. In the second quarter 2019, the Company recorded a one-time increase to depreciation expense with an offsetting decrease to income tax expense.

AVISTA CORPORATION

NOTE 8. COMMITTED LINES OF CREDIT

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million. During the second quarter, the Company amended and extended, for one additional year, the revolving line of credit agreement for a revised expiration date of April 2022, with the option to extend for an additional one year period. The committed line of credit is secured by non-transferable first mortgage bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Balance outstanding at end of period	$221,000	$182,300
Letters of credit outstanding at end of period	$19,373	$21,473
Average interest rate at end of period	1.22%	2.64%

As of June 30, 2020 and December 31, 2019, the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Condensed Consolidated Balance Sheet.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. As of June 30, 2020 and December 31, 2019, there were borrowings of $0 and $3.5 million, respectively, and there were no letters of credit outstanding under this committed line of credit. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

NOTE 9. CREDIT AGREEMENT

Credit Agreement

On April 6, 2020, the Company entered into a Credit Agreement with U.S. Bank National Association, as Lender and Administrative Agent, and CoBank, ACB, as Lender, in the amount of $100 million at an interest rate of 1-Month LIBOR plus 125 basis points with an expiration date of April 5, 2021. Indebtedness under this agreement is unsecured.

The Credit Agreement contains customary covenants and default provisions, including a covenant not to permit the ratio of "consolidated total debt" to "consolidated total capitalization" of Avista Corp. to be greater than 65 percent at any time.

The Company has borrowed the entire $100 million available under this agreement, which is being used to provide additional liquidity. The borrowing can be prepaid; however, the amount prepaid cannot be re-borrowed.

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

The distribution rates paid were as follows during the six months ended June 30, 2020 and the year ended December 31, 2019:

	June 30,	December 31,
	2020	2019
Low distribution rate	1.23%	2.79%
High distribution rate	2.79%	3.61%
Distribution rate at the end of the period	1.23%	2.79%

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$963,500	$1,173,171	$963,500	$1,124,649
Long-term debt (Level 3)	947,000	1,097,318	947,000	1,048,440
Snettisham finance lease obligation (Level 3)	53,150	59,400	54,550	58,000
Long-term debt to affiliated trusts (Level 3)	51,547	36,083	51,547	41,238

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 70.00 to 142.77, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on June 30, 2020.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
June 30, 2020
Assets:
Energy commodity derivatives	$—	$34,896	$—	$(33,952)	$944
Foreign currency exchange derivatives	—	7	—	(7)	—
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	2,559	—	—	—	2,559
Equity securities (2)	5,464	—	—	—	5,464
Total	$8,023	$34,903	$—	$(33,959)	$8,967
Liabilities:
Energy commodity derivatives	$—	$31,427	$—	$(30,983)	$444
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	2,628	—	2,628
Foreign currency exchange derivatives	—	25	—	(7)	18
Interest rate swap derivatives	—	78,018	—	(10,980)	67,038
Total	$—	$109,470	$2,628	$(41,970)	$70,128
December 31, 2019
Assets:
Energy commodity derivatives	$—	$41,546	$—	$(40,452)	$1,094
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	27	(27)	—
Foreign currency exchange derivatives	—	97	—	—	97
Interest rate swap derivatives	—	1,552	—	(963)	589
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	2,232	—	—	—	2,232
Equity securities (2)	6,271	—	—	—	6,271
Total	$8,503	$43,195	$27	$(41,442)	$10,283
Liabilities:
Energy commodity derivatives	$—	$45,144	$—	$(43,830)	$1,314
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	3,003	(27)	2,976
Interest rate swap derivatives	—	34,056	—	(7,733)	26,323
Total	$—	$79,200	$3,003	$(51,590)	$30,613

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

AVISTA CORPORATION

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

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.4 million as of June 30, 2020 and December 31, 2019.

Level 3 Fair Value

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of June 30, 2020 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	June 30, 2020	Technique	Input	Average Price
Natural gas exchange agreement	$(2,628)	Internally derived weighted average cost of gas	Forward purchase prices	$1.55/mmBTU $1.55 Weighted Average
			Forward sales prices	$1.85 - $3.88/mmBTU $3.27 Weighted Average
			Purchase volumes	75,000 mmBTUs
			Sales volumes	140,000 - 310,000 mmBTUs

AVISTA CORPORATION

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Three months ended June 30, 2020:
Balance as of April 1, 2020	$(2,253)	$—	$(2,253)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(391)	—	(391)
Settlements	16	—	16
Ending balance as of June 30, 2020 (2)	$(2,628)	$—	$(2,628)
Three months ended June 30, 2019:
Balance as of April 1, 2019	$(2,104)	$(612)	$(2,716)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(829)	1,454	625
Settlements	(59)	(842)	(901)
Ending balance as of June 30, 2019 (2)	$(2,992)	$—	$(2,992)
Six months ended June 30, 2020:
Balance as of January 1, 2020	$(2,976)	$—	$(2,976)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	94	—	94
Settlements	254	—	254
Ending balance as of June 30, 2020 (2)	$(2,628)	$—	$(2,628)
Six months ended June 30, 2019:
Balance as of January 1, 2019	$(2,774)	$(2,488)	$(5,262)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	8,148	436	8,584
Settlements	(8,366)	2,052	(6,314)
Ending balance as of June 30, 2019 (2)	$(2,992)	$—	$(2,992)

(1)

All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.

AVISTA CORPORATION

NOTE 12. COMMON STOCK

During the second quarter of 2020, the Company entered into four separate sales agency agreements under which the sales agents may offer and sell new shares of the Company’s common stock from time to time. The Company issued 0.6 million shares during the three and six months ended June 30, 2020, under the new sales agency agreements. These agreements provide for the offering of a maximum of approximately 3.2 million shares, of which approximately 2.6 million remain unissued as of June 30, 2020. Prior to the new agreements, the Company was party to four separate sales agency agreements that expired on February 29, 2020. The Company did not issue any shares under the expired agreements in 2020.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $2,614 and $2,727, respectively	$9,834	$10,259

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three and six months ended June 30 (dollars in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended June 30,		Six months ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2020	2019	2020	2019	Affected Line Item in Statement of Income
Amortization of defined benefit pension items
Amortization of net prior service cost	$(200)	$(200)	$(400)	$(400)	(a)
Amortization of net loss	3,121	3,755	6,221	7,416	(a)
Adjustment due to effects of regulation	(2,642)	(3,352)	(5,283)	(6,610)	(a)
	279	203	538	406	Total before tax
	(59)	(42)	(113)	(85)	Tax expense
	$220	$161	$425	$321	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 6 for additional details).

AVISTA CORPORATION

NOTE 14. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Avista Corp. shareholders	$17,453	$25,319	$65,877	$141,113
Denominator:
Weighted-average number of common shares outstanding-basic	67,481	65,894	67,360	65,814
Effect of dilutive securities:
Performance and restricted stock awards	108	69	125	69
Weighted-average number of common shares outstanding-diluted	67,589	65,963	67,485	65,883
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.26	$0.38	$0.98	$2.14
Diluted	$0.26	$0.38	$0.98	$2.14

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

Boyds Fire (State of Washington Department of Natural Resources v. Avista)

On August 19, 2019, the Company was served with a complaint, captioned “State of Washington Department of Natural Resources v. Avista Corporation,” seeking recovery up to $4.4 million for fire suppression and investigation costs and related expenses incurred in connection with a wildfire that occurred in Ferry County, Washington in August 2018.  Specifically, the complaint alleges that the fire, which became known as the “Boyds Fire,” was caused by a dead ponderosa pine tree falling into an overhead distribution line, and that Avista Corp. was negligent in failing to identify and remove the tree before it came into contact with the line.  Avista Corp. disputes that the tree in question was the cause of the fire and that it was negligent in failing to identify and remove it.

Two additional lawsuits have also been filed in connection with the Boyds Fire.  The first, captioned “Cox et al. v. Avista Corporation,” was filed on behalf of seven private landowners who seek recovery of property damages related to the fire.  The second, captioned “Liberty Insurance Corporation et al. v. Avista Corporation,” was filed on behalf of three insurance companies, which seek recovery of their subrogated interest in property damages alleged to have been incurred by four landowners in connection with the fire.

All three suits were filed in the Superior Court of Ferry County, Washington. The Company intends to vigorously defend itself in the litigation.  However, the Company cannot predict the outcome of this matter.

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2020:
Operating revenues	$268,340	$9,997	$278,337	$255	$—	$278,592
Resource costs	67,069	896	67,965	—	—	67,965
Other operating expenses	83,140	3,064	86,204	659	—	86,863
Depreciation and amortization	61,462	2,446	63,908	188	—	64,096
Income (loss) from operations	32,217	3,302	35,519	(593)	—	34,926
Interest expense (2)	24,188	1,561	25,749	130	(47)	25,832
Income taxes	(8,004)	480	(7,524)	(395)	—	(7,919)
Net income (loss) attributable to Avista Corp. shareholders	17,605	1,328	18,933	(1,480)	—	17,453
Capital expenditures (3)	91,867	2,087	93,954	477	—	94,431
For the three months ended June 30, 2019:
Operating revenues	$289,808	$8,743	$298,551	$2,261	$—	$300,812
Resource costs	88,506	(67)	88,439	—	—	88,439
Other operating expenses (4)	84,602	3,129	87,731	6,332	—	94,063
Depreciation and amortization	53,070	2,409	55,479	155	—	55,634
Income (loss) from operations	40,978	3,016	43,994	(4,226)	—	39,768
Interest expense (2)	24,316	1,595	25,911	148	(197)	25,862
Income taxes	(2,947)	380	(2,567)	826	—	(1,741)
Net income attributable to Avista Corp. shareholders	21,219	1,076	22,295	3,024	—	25,319
Capital expenditures (3)	103,297	3,076	106,373	22	—	106,395
For the six months ended June 30, 2020:
Operating revenues	$645,545	$22,199	$667,744	$1,078	$—	$668,822
Resource costs	196,625	887	197,512	—	—	197,512
Other operating expenses	174,420	6,280	180,700	2,019	—	182,719
Depreciation and amortization	110,436	4,893	115,329	423	—	115,752
Income (loss) from operations	108,935	9,548	118,483	(1,364)	—	117,119
Interest expense (2)	49,171	3,149	52,320	262	(132)	52,450
Income taxes	(600)	1,781	1,181	(568)	—	613
Net income attributable to Avista Corp. shareholders	63,584	4,723	68,307	(2,430)	—	65,877
Capital expenditures (3)	185,923	3,557	189,480	586	—	190,066
For the six months ended June 30, 2019:
Operating revenues	$667,510	$19,624	$687,134	$10,159	$—	$697,293
Resource costs	227,218	(1,432)	225,786	—	—	225,786
Other operating expenses (4)	185,185	6,188	191,373	13,687	—	205,060
Depreciation and amortization	99,577	4,816	104,393	364	—	104,757
Income (loss) from operations	101,202	9,529	110,731	(3,892)	—	106,839
Interest expense (2)	48,580	3,191	51,771	736	(637)	51,870
Income taxes	25,597	1,743	27,340	936	—	28,276
Net income (loss) attributable to Avista Corp. shareholders	133,120	4,628	137,748	3,365	—	141,113
Capital expenditures (3)	195,606	4,382	199,988	184	—	200,172
Total Assets:
As of June 30, 2020:	$5,932,490	$273,314	$6,205,804	$111,591	$(14,771)	$6,302,624
As of December 31, 2019:	$5,713,268	$271,393	$5,984,661	$113,390	$(15,595)	$6,082,456

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.
(3)	The capital expenditures for the other businesses are included in other investing activities on the Condensed Consolidated Statements of Cash Flows.
(4)	Other operating expenses for Avista Utilities for the six months ended June 30, 2019 include merger transaction costs which are separately disclosed on the Condensed Consolidated Statements of Income.

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

When all escrow amounts are released, the sale transaction will provide cash proceeds to Avista Corp., net of payments to the minority holder, contractually obligated compensation payments and other transaction expenses, of $16.5 million and result in a net gain of $2.3 million recognized in the six months ended June 30, 2019. The Company expects to receive the full amount of its portion of the escrow accounts; therefore, the full amounts have been included in the gain calculation. The gross gain is included in "Other income," the transaction expenses paid are included in "Non-utility Other operating expenses" and any taxes associated with the sale are included in "Income tax expense" on the Condensed Consolidated Statements of Income.

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

To the Shareholders and Board of Directors of

Avista Corporation

Spokane, Washington

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of June 30, 2020, the related condensed consolidated statements of income, comprehensive income and equity, for the three-month and six-month periods ended June 30, 2020 and 2019 and of cash flows for the six-month periods ended June 30, 2020 and 2019 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Portland, Oregon

August 4, 2020

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

Business Segments

Our business segments have not changed during the six months ended June 30, 2020. See the 2019 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Avista Utilities	$17,605	$21,219	$63,584	$133,120
AEL&P	1,328	1,076	4,723	4,628
Other	(1,480)	3,024	(2,430)	3,365
Net income attributable to Avista Corp. shareholders	$17,453	$25,319	$65,877	$141,113

Executive Level Summary

Overall Results

Net income attributable to Avista Corp. shareholders was $17.5 million for the three months ended June 30, 2020, compared to $25.3 million for the three months ended June 30, 2019. Net income was $65.9 million for the six months ended June 30, 2020, compared to $141.1 million for the six months ended June 30, 2019.

Avista Utilities' net income for the three and six months ended June 30, 2020 decreased. For the second quarter, our earnings decreased due to lower utility margin from higher power supply costs and decreased loads from COVID-19, which was partially offset by rate relief in Washington and Oregon, and customer growth. In addition, we had lower operating expenses in the second quarter of 2020 compared to the second quarter of 2019. For the year-to-date, earnings decreased primarily due to the receipt, in the first quarter of 2019, of a $103 million termination fee from Hydro One (see "Note 17 of the Notes to Condensed Consolidated Financial Statements") which was partially offset by associated expenses of $19.7 million pre-tax. In addition, in the first half of 2020, we recorded an accrual for customer refunds related to the outcome of the 2015 Washington general rate cases outcome (see "Regulatory Matters"), an accrual for disallowed replacement power during an unplanned outage at Colstrip (see "Regulatory Matters"), and we had an increase in other operating expenses and depreciation and amortization, which were partially offset by a decrease in our income tax expense and resource costs.

AEL&P net income increased slightly, primarily due to higher sales volumes to residential and commercial customers in 2020 as a result of cooler than usual weather.

The decrease in net income at our other businesses for the year-to-date was primarily due to the sale of METALfx in 2019. In addition, we had impairment losses and accruals for bad debt in the first half of 2020, which was partially offset by investment gains associated with our equity investments.

More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.

AVISTA CORPORATION

COVID-19 Global Pandemic

The COVID-19 global pandemic is currently impacting all aspects of our business, as well as the global, national and local economies. It is likely that the continued spread of COVID-19 and efforts to contain the virus will continue to cause an economic slowdown and possibly a recession, resulting in significant disruptions in various public, commercial or industrial activities and causing employee absences which could interfere with operation and maintenance of the Company’s facilities. These circumstances have affected and will likely continue to adversely affect our operations, results of operations, financial condition and cash flows in the following ways:

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

During the second quarter of 2020, we began to experience supply chain delays due to the effects of the COVID-19 pandemic that have impacted the delivery times of some of our materials and equipment, with delays ranging from a couple weeks up to six weeks in some cases. At this time, the delays are being managed with minimal impact. The issues that could potentially result from future delays are being proactively mitigated through several planning and review activities, but could have an impact on our planned projects going forward.

Although we have not experienced any significant issues to date, it is possible that COVID-19 could have a negative impact on the ability of vendors or contractors to perform, which could increase operating costs and delay and/or increase the costs of capital projects.

Results of Operations

During the three months ended June 30, 2020, we experienced a material reduction in overall customer loads and retail revenues as the economic restrictions and closures continued in our service areas. In the three months ended June 30, 2020, when compared to normal, there was a decrease of approximately 6 percent on overall electric load, which consisted of approximately a 10 percent decrease in commercial and a 14 percent decrease in industrial, which was partially offset by an increase of 4 percent in residential. We expect a gradual economic recovery and prolonged high unemployment that will depress load and customer growth into 2021. We have decoupling and other regulatory mechanisms in Washington, Idaho and Oregon, which mitigate the impact of changes in loads and revenues for residential and certain commercial customer classes. There are limitations on increases in decoupling surcharges in a particular year and revenue recognition criteria established by GAAP. Although we expect to ultimately recognize all decoupling revenue, there can be a delay in revenue recognition. Over 90 percent of our utility revenue is covered by regulatory mechanisms.

We have suspended customer disconnections and late fees for non-payment; however in Idaho, the IPUC has approved resuming disconnections. Due to the economic downturn, our bad debt expense increased by $1.7 million in the second quarter and $3.3 million for the six months ended June 30, 2020 as compared to expectations. We expect bad debt expense to increase by $2.4 million for the remainder of 2020 as compared to our original forecast. In the second quarter of 2020, we deferred $1.1 million of the incremental bad debt expense.

We expect to offset at least some of the negative impacts of COVID-19 at Avista Utilities with cost savings and benefits from the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). We have filed petitions for an accounting order in each of our jurisdictions to defer the recognition of COVID-19 expenses as well as identified cost savings of other COVID-19 related benefits. See “Note 1 of Notes to Condensed Consolidated Financial Statements.”

AVISTA CORPORATION

CARES Act

On March 27, 2020, the CARES Act, an economic stimulus package in response to COVID-19, was signed into law. The CARES Act contains corporate income tax provisions, including providing temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of social security taxes, and the creation of certain refundable employee retention credits. We expect to be able to utilize $6.6 million ($7.9 million pre-tax) of benefits from the CARES Act to offset increased costs and lower utility margin associated with the COVID-19 pandemic. The benefits we expect to utilize are primarily derived from net operating loss carrybacks.

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

Disruptions and overall declines in the financial markets have decreased the fair value of pension plan assets and lower discount rates will increase the pension liability. This could ultimately increase future pension plan funding requirements and expenses. The impact on pension plan assets is mitigated as a significant portion of the assets are fixed-income securities with a target of 49 percent.

As of June 30, 2020, we had $159.6 million of available liquidity under the Avista Corp. $400.0 million committed line of credit and $25.0 million under the AEL&P committed line of credit. In addition, in April 2020, we entered into a one-year credit agreement with two financial institutions in the amount of $100.0 million. We borrowed the entire $100.0 million available under this agreement.

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

Executive Order re Securing the United States Bulk Power System

On May 1, 2020, the President of the United States signed an Executive Order titled “Securing the United States Bulk-Power System.”  The executive order purports to limit the acquisition, importation, transfer or installation of bulk power system equipment sourced from foreign adversaries.  At this time, and pending future rulemaking, the full scope of the order is not yet known.  We are currently evaluating the potential impacts of the order, and will seek recovery of any associated costs through the ratemaking process.

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

On March 6, 2020, we received an order from the WUTC that requires us to refund $8.5 million to electric and natural gas customers. We will refund $4.9 million to electric customers and $3.6 million to natural gas customers. We previously recorded a customer refund liability of $3.6 million in 2019. The refund will be returned to customers over one year and began on April 1, 2020.

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

As part of the WUTC order, we will return approximately $40 million from the ERM rebate to customers over a two-year period. The ERM rebate includes approximately $3 million that was recently disallowed by the WUTC for the cost of replacement power during an unplanned outage at the Colstrip generating facility in 2018. The WUTC directed us to return a larger portion of the ERM money during the first year to achieve a net-zero billed impact to electric customers.

AVISTA CORPORATION

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

Lastly, the order includes the extension of electric and natural gas decoupling mechanisms through March 31, 2025, with one modification in that new customers added after any test period would not be decoupled until included in a future test period.

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

AVISTA CORPORATION

On May 18, 2020, the Parties in the general rate case, including the OPUC Staff, reached a Partial Settlement Stipulation on Cost of Capital. The agreed-upon ROE is 9.4 percent, with a common equity ratio of 50 percent and a proposed ROR of 7.24 percent. This settlement reduces the overall revenue increase by $1.1 million.

Petition for Judicial Review of the Deferral of Capital Projects

In February 2019 and October 2018, the OPUC issued orders which concluded that, contrary to the OPUC's past practice, Oregon statutes that authorize the deferral of expense for later recovery from customers do not authorize the OPUC to allow deferrals of any costs related to capital investments (utility plant). In April 2019, Avista Corp. and other petitioners filed a Petition for Judicial Review with the Oregon Court of Appeals seeking review of the above OPUC orders. The OPUC, on April 6, 2020, rescinded its prior orders that were the subject of the appeal, and issued a proposed order meant to replace the orders on appeal. The affected utilities, including Avista Corp., advised the OPUC that they do not take exceptions to the proposed order, which reinstates the OPUC’s general authority to approve full revenue requirement deferrals, including a return of and on investment. The OPUC issued their official order on April 30, 2020.

AMI Project

In March 2016, the WUTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our plans to replace our existing electric meters with new two-way digital meters and the related software and support services through our AMI project in Washington State. As of June 30, 2020, the estimated future undepreciated value for the existing electric meters was $22.2 million. In September 2017, the WUTC also approved our request to defer the undepreciated net book value of existing natural gas encoder receiver transmitters (ERT) (consistent with the accounting treatment we obtained on our existing electric meters) that will be retired as part of the AMI project. As of June 30, 2020, the estimated future undepreciated value for the existing natural gas ERTs was $2.8 million. Replacement of the electric meters and natural gas ERTs began during the second half of 2018 and is ongoing.

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

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a liability of $2.8 million as of June 30, 2020 and a net liability of $3.2 million as of December 31, 2019.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. See the 2019 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM

AVISTA CORPORATION

were a liability of $41.8 million as of June 30, 2020, compared to a liability of $37.0 million as of December 31, 2019. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.

The cumulative rebate balance exceeds $30 million and as a result, our 2019 filing contained a proposed rate refund. The ERM proceeding was considered with our 2019 general rate case proceeding and a refund was approved and will be returned to customers over a two-year period. See further discussion in the section "Washington General Rate Cases" above.

Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $0.1 million as of June 30, 2020 and $0.3 million as of December 31, 2019. These deferred power cost balances represent amounts due from customers.

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

Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $24.7 million as of June 30, 2020 and $24.3 million as of December 31, 2019. These decoupling assets represent amounts due from customers. Total net earnings sharing balances among all jurisdictions were regulatory liabilities of $0.7 million as of June 30, 2020 and December 31, 2019. These earnings sharing liabilities represent amounts due to customers.

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

AVISTA CORPORATION

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following graph shows the total change in net income attributable to Avista Corp. shareholders for the second quarter of 2019 compared to the second quarter of 2020, as well as the various factors that caused such change (dollars in millions):

Utility revenues decreased at Avista Utilities when compared to the second quarter of 2019. Electric commercial and industrial loads were lower than the second quarter of 2019 by 13 percent and 8 percent, respectively. The effect of the above decreases in load was partially offset by the effect of an increase in electric and natural gas decoupling rates, higher PGA rates and customer growth. AEL&P's revenues increased from an increase in sales volumes due to weather that was cooler than the prior year.

Non-utility revenues decreased due to the sale of METALfx, which occurred in April 2019.

Utility resource costs decreased at Avista Utilities due to lower fuel for generation and other fuel costs, as well as lower natural gas purchases. The increase at AEL&P was due to an increase in deferred power supply expenses.

The decrease in utility operating expenses was primarily due to decreases in Avista Utilities’ generation and distribution operating and maintenance costs, which was partially offset by an increase in bad debt expense. Additionally, there was a $7.0 million donation commitment made in the second quarter of 2019 that was a one-time donation.

Utility depreciation and amortization increased due to additions to utility plant. Also, in the second quarter of 2020 we were able to utilize approximately $10.9 million ($8.4 million when tax-effected) of electric tax benefits to offset costs associated accelerating the depreciation of Colstrip Units 3 & 4 based on a settlement in Washington. This amount was recorded as a one-time increase to depreciation expense in the second quarter of 2020 and was offset with a decrease to income tax expense. In the second quarter of 2019, a similar item was recorded in Idaho in the amount of $6.4 million ($5.1 million when tax-effected).

The decrease in other was primarily related to a gain on the sale of METALfx during the second quarter of 2019. In addition, there were net losses on investments.

Income taxes decreased primarily due to a decrease in income before taxes. Our effective tax rate was negative 83 percent for the second quarter of 2020 compared to negative 7.5 percent for the second quarter of 2019. The decrease in the tax rate was primarily due to the offset of deferred income taxes against accelerated depreciation for Colstrip as provided in the 2019 Washington general rate case settlement, which was recorded in the second quarter. This amounted to $8.4 million in 2020 as compared to $5.1 million in 2019.

AVISTA CORPORATION

See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The following graph shows the total change in net income attributable to Avista Corp. shareholders for the first half of 2020 compared to the first half of 2019, as well as the various factors that caused such change (dollars in millions):

Utility revenues decreased at Avista Utilities primarily due to a decrease in commercial and industrial electric load as discussed in the COVID-19 section above. The outcome from the 2015 Washington general rate cases decreased revenue by $4.9 million. The above decreases were partially offset by an increase from electric and natural gas decoupling rates, higher PGA rates and customer growth. AEL&P's revenues increased from an increase in sales volumes due to weather that was cooler than the prior year.

Non-utility revenues decreased due to the sale of METALfx, which occurred in April 2019.

Utility resource costs decreased at Avista Utilities due to lower fuel for generation and other fuel costs, as well as lower natural gas purchases. The increase at AEL&P was due to an increase in deferred power supply expenses.

The increase in utility operating expenses was due to an increase at Avista Utilities primarily related to increases in generation and distribution operating and maintenance costs, an accrual for disallowed replacement power during an unplanned outage at Colstrip (see "Regulatory Matters"), and an increase in bad debt expense. Additionally, there was a $7.0 million donation commitment made in the second quarter of 2019 that was a one-time donation.

The merger transaction costs are related to the proposed (now terminated) acquisition by Hydro One. There were no additional costs in 2020 relating to this matter.

Utility depreciation and amortization increased due to additions to utility plant. Also, in the second quarter of 2020 we were able to utilize approximately $10.6 million ($8.4 million when tax-effected) of electric tax benefits to offset costs associated accelerating the depreciation of Colstrip Units 3 & 4 based on a settlement in Washington. This amount was recorded as a one-time increase to

AVISTA CORPORATION

depreciation expense in the second quarter of 2020 and was offset with a decrease in income tax expense. In the second quarter of 2019, a similar item was recorded in Idaho in the amount of $6.4 million ($5.1 million when tax-effected).

The merger termination fee was related to the termination of the proposed Hydro One acquisition.

Income taxes decreased primarily due to a decrease in income before taxes. Our effective tax rate was 0.9 percent for 2020 compared to 16.7 percent for the second quarter of 2019. The decrease in the tax rate was primarily due to the offset of deferred income taxes against accelerated depreciation for Colstrip as provided in the 2019 Washington general rate case settlement, which was recorded in the second quarter. This amounted to $8.4 million in 2020 as compared to $5.1 million in 2019. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

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

AVISTA CORPORATION

Results of Operations - Avista Utilities

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30, 2020 and 2019 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues, and deferrals/amortizations to customers related to federal income tax law changes.

AVISTA CORPORATION

Total electric operating revenues in the graph above include intracompany sales of $8.8 million and $6.0 million for the three months ended June 30, 2020 and 2019, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended June 30 (dollars in thousands):

	Electric Decoupling Revenues
	2020	2019
Current year decoupling deferrals (a)	$5,842	$5,159
Amortization of prior year decoupling deferrals (b)	(3,658)	533
Total electric decoupling revenue	$2,184	$5,692

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

Total electric revenues decreased $15.8 million for the second quarter of 2020 as compared to the second quarter of 2019 primarily due to the following:

•

a $3.2 million decrease in retail electric revenue due to a decrease in total MWhs sold (decreased revenues $8.1 million), partially offset by an increase in revenue per MWh (increased revenues $4.9 million).

o

The decrease in total retail MWhs sold was primarily the result of a decrease in commercial and industrial sales volumes mostly due to COVID-19 impacts, partially offset by an increase in residential volumes and customer growth. In addition, weather was cooler than normal and cooler than the prior year. Compared to the second quarter

AVISTA CORPORATION

of 2019, residential electric use per customer increased 5 percent, commercial use per customer decreased 14 percent and industrial use per customer decreased 8 percent. Cooling degree days in Spokane were 21 percent below normal and 42 percent below the prior year. Heating degree days in Spokane were 4 percent below normal, but 23 percent above the second quarter of 2019.

o

The increase in revenue per MWh was primarily due to an increase in decoupling rates (as there was a decoupling surcharge in 2020 compared to a decoupling rebate in 2019) and also a general rate increase in Washington, effective April 1, 2020. This was partially offset by a general rate decrease in Idaho, effective December 1, 2019.

•

a $6.2 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $3.5 million) and a decrease in sales volumes (decreased revenues $2.7 million). The fluctuation in volumes and sales prices we received were primarily the result of our optimization activities.

•	a $3.1 million decrease in sales of fuel as part of thermal generation resource optimization activities.
•

a $3.5 million decrease in electric decoupling revenue primarily due to the amortization of decoupling surcharges from prior years and current year decoupling rebates to residential customers due to higher usage compared to normal, partially related to the Stay-at-Home orders from the Washington and Idaho governments. The above amounts were partially offset by decoupling surcharges to non-residential customers as commercial usage was down compared to normal during the second quarter primarily due to COVID-19 impacts.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended June 30, 2020 and 2019 (dollars in millions and therms in thousands):

(1)

This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues, and deferrals/amortizations to customers related to federal income tax law changes.

AVISTA CORPORATION

Total natural gas operating revenues in the graph above include intracompany sales of $11.2 million and $6.5 million for the three months ended June 30, 2020 and 2019, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended June 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2020	2019
Current year decoupling deferrals (a)	$2,657	$3,138
Amortization of prior year decoupling deferrals (b)	(479)	895
Total natural gas decoupling revenue	$2,178	$4,033

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

Total natural gas revenues increased $1.8 million for the second quarter of 2020 as compared to the second quarter of 2019 primarily due to the following:

•	an $8.1 million increase in natural gas retail revenues due to an increase in retail rates (increased revenues $5.7 million) and an increase in volumes (increased revenues $2.4 million).
o	Retail rates increased from higher PGA rates, decoupling rate increases and general rate increases in Oregon, effective January 15, 2020 and Washington, effective April 1, 2020.

AVISTA CORPORATION

o

Retail natural gas sales volumes increased in the second quarter of 2020 as compared to the second quarter of 2019 primarily due to higher residential usage, resulting from cooler weather in the second quarter and the Stay-at-Home orders associated with COVID-19, partially offset by lower commercial and industrial usage also related to COVID-19. There was also customer growth during the second quarter. Compared to second quarter of 2019, residential use per customer increased 9 percent, commercial use per customer decreased 9 percent and industrial use per customer decreased 9 percent. Heating degree days in Spokane were 4 percent below normal, but 23 percent above the second quarter of 2019. Heating degree days in Medford were 11 percent below normal, but 13 percent above the second quarter of 2019.

•

a $3.0 million decrease in wholesale natural gas revenues due to a decrease in volumes (decreased revenues $2.2 million) and a decrease in prices (decreased revenues $0.8 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•

a $1.9 million decrease in natural gas decoupling revenue primarily related to the amortization of decoupling surcharges from prior years. During the current year commercial usage was down compared to normal during the second quarter due to COVID-19 impacts, which resulted in decoupling surcharges. There were also decoupling surcharges for residential customers. The deferrals in the current year were not as large as those during the second quarter of 2019 as weather varied more than normal in 2019 as compared to 2020.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended June 30, 2020 and 2019:

	Electric Customers		Natural Gas Customers
	2020	2019	2020	2019
Residential	349,472	344,342	326,504	321,126
Commercial	43,388	42,922	36,149	35,835
Interruptible	—	—	38	48
Industrial	1,298	1,307	241	241
Public street and highway lighting	648	606	—	—
Total retail customers	394,805	389,177	362,932	357,250

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the three months ended June 30, 2020 and 2019 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $11.2 million and $6.5 million for the three months ended June 30, 2020 and June 30, 2019, respectively.

Total electric resource costs decreased $13.5 million for the second quarter of 2020 as compared to the second quarter of 2019 primarily due to the following:

•

a $3.8 million decrease in power purchased due to a decrease in in wholesale prices (decreased costs $6.6 million), partially offset by an increase in the volume of power purchases (increased costs $2.8 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•

a $1.0 million decrease in fuel for generation primarily related to a decrease in natural gas prices and a decrease in customer volumes sold (which required less generation to service this load) as compared to the second quarter of 2019.

•

a $0.3 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	an $8.9 million decrease in other electric resource costs, primarily related to increased amortizations associated with the Washington ERM and a residential exchange credit.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $8.8 million and $6.0 million for the three months ended June 30, 2020 and June 30, 2019, respectively.

Total natural gas resource costs decreased $0.5 million for the second quarter of 2020 as compared to the second quarter of 2019 primarily due to the following:

•

a $0.7 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $3.2 million), partially offset by a decrease in volumes (decreased costs $2.5 million).

•	a $1.2 million decrease from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues	$213,785	$229,591	$74,555	$72,766	$(20,000)	$(12,549)	$268,340	$289,808
Resource costs	52,092	65,564	34,977	35,491	(20,000)	(12,549)	$67,069	$88,506
Utility margin	$161,693	$164,027	$39,578	$37,275	$—	$—	$201,271	$201,302

Electric utility margin decreased $2.3 million and natural gas utility margin increased $2.3 million.

Electric utility margin decreased primarily due to an increase in net power supply costs as compared to the prior year as costs in the prior year were lower than those recovered through our rates (authorized costs). For the second quarter of 2020, we had a $0.4 million pre-tax benefit under the ERM in Washington, compared to a $6.0 million pre-tax benefit for the second quarter of 2019. For the full year of 2020, we expect to be in a benefit position under the ERM within the 90 percent customer/10 percent Company sharing band. In addition, during the second quarter of 2020, we experienced lower commercial and industrial loads, mainly due to COVID-19, and

AVISTA CORPORATION

a portion of these loads, primarily industrial loads, are not covered by our decoupling mechanisms. The above decreases were partially offset by customer growth and general rate increases in Washington, effective April 1, 2020.

Natural gas utility margin increased primarily due to a general rate increase in Oregon, effective January 15, 2020 and Washington, effective April 1, 2020, and customer growth.

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

Six months ended June 30, 2020 compared to the Six months ended June 30, 2019

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30, 2020 and 2019 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues, and deferrals/amortizations to customers related to federal income tax law changes.

AVISTA CORPORATION

Total electric operating revenues in the graph above include intracompany sales of $14.9 million and $25.7 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the six months ended June 30 (dollars in thousands):

	Electric Decoupling Revenues
	2020	2019
Current year decoupling deferrals (a)	$10,973	$2,478
Amortization of prior year decoupling deferrals (b)	(8,266)	1,609
Total electric decoupling revenue	$2,707	$4,087

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

Total electric revenues decreased $26.1 million for the first half of 2020 as compared to the first half of 2019 primarily due to the following:

•

an $11.7 million decrease in retail electric revenue due to a decrease in total MWhs sold (decreased revenues $18.7 million), partially offset by an increase in revenue per MWh (increased revenues $7.0 million).

AVISTA CORPORATION

o

The decrease in total retail MWhs sold was primarily the result of a decrease in sales volumes in all customer classes due to a combination of impacts associated with COVID-19, as well as weather that was milder than normal and the prior year. These were partially offset by residential and commercial customer growth. Compared to the first half of 2019, residential electric use per customer decreased 4 percent, commercial use per customer decreased 8 percent and industrial use per customer decreased 6 percent. Heating degree days in Spokane were 6 percent below normal and 9 percent below the first half of 2019. Cooling degree days were 21 percent below normal and 42 percent below the first half of 2019.

o

The increase in revenue per MWh was primarily due to an increase in decoupling rates (as there was a decoupling surcharge in 2020 compared to a decoupling rebate in 2019) and a general rate increase in Washington, effective April 1, 2020. This was partially offset by a general rate decrease in Idaho, effective December 1, 2019.

•	a $10.8 million decrease in sales of fuel as part of thermal generation resource optimization activities.
•

a $1.4 million decrease in electric decoupling revenue primarily related to the amortization of decoupling surcharges from prior years. This was partially offset by decoupling surcharges for non-residential customers as commercial usage was down compared to normal during the second quarter due to COVID-19 impacts. In addition, weather was milder than normal, which also resulted in decoupling surcharges.

•

the $2.5 million decrease in other electric revenues was primarily related to a $1.4 million accrual for customer refunds related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the six months ended June 30, 2020 and 2019 (dollars in millions and therms in thousands):

(1)

This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues, and deferrals/amortizations to customers related to federal income tax law changes.

AVISTA CORPORATION

Total natural gas operating revenues in the graph above include intracompany sales of $24.1 million and $30.3 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the six months ended June 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2020	2019
Current year decoupling deferrals (a)	$(899)	$(2,968)
Amortization of prior year decoupling deferrals (b)	(1,859)	3,948
Total natural gas decoupling revenue	$(2,758)	$980

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

Total natural gas revenues decreased $12.9 million for the first half of 2020 as compared to the first half of 2019 primarily due to the following:

•

an $18.3 million increase in natural gas retail revenues due to an increase in retail rates (increased revenues $28.4 million), partially offset by a decrease in volumes (decreased revenues $10.1 million).

o	Retail rates increased from higher PGA rates, decoupling rate increases and general rate increases in Oregon, effective January 15, 2020 and Washington, effective April 1, 2020.
o

Retail natural gas sales decreased in the first half of 2020 as compared to the first half of 2019 primarily due to lower residential and commercial usage, partially offset by customer growth. Compared to the first half of 2019,

AVISTA CORPORATION

residential use per customer decreased 7 percent and commercial use per customer decreased 10 percent. Heating degree days in Spokane were 6 percent below normal, and 9 percent below the first half of 2019. Heating degree days in Medford were normal, and comparable to the first half of 2019.

•

a $23.0 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $22.8 million) and a decrease in volumes (decreased revenues $0.2 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•

a $3.8 million decrease in natural gas decoupling revenue primarily related to the amortization of decoupling surcharges from prior years. Also, during the first quarter, there were decoupling rebates to customers and this was partially offset by customer surcharges during the second quarter, mainly due to weather that was milder than normal and due to the impacts of COVID-19.

•

the $3.4 million decrease in other natural gas revenues was primarily related to a $3.6 million accrual for customer refunds related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the six months ended June 30, 2020 and 2019:

	Electric Customers		Natural Gas Customers
	2020	2019	2020	2019
Residential	349,420	344,140	326,315	320,309
Commercial	43,344	42,898	36,172	35,771
Interruptible	—	—	41	45
Industrial	1,296	1,310	241	240
Public street and highway lighting	643	604	—	—
Total retail customers	394,703	388,952	362,768	356,365

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the six months ended June 30, 2020 and 2019 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $24.1 million and $30.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Total electric resource costs decreased $31.8 million for the first half of 2020 as compared to the first half of 2019 primarily due to the following:

•

an $8.0 million decrease in power purchased due to a decrease in wholesale prices (decreased costs $5.6 million) and a decrease in the volume of power purchases (decreased costs $2.4 million). The fluctuation in volumes and prices was primarily the result of our optimization activities during the quarter.

•

a $9.8 million decrease in fuel for generation primarily related to a decrease in natural gas prices and a decrease in customer volumes sold (which resulted in less generation required to serve our load).

•

a $6.0 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•

an $8.0 million decrease in other electric resource costs, primarily related to increased amortizations associated with the Washington ERM, a residential exchange credit and demand side management programs.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $14.9 million and $25.7 million for the three months ended June 30, 2020 and June 30, 2019, respectively.

Total natural gas resource costs decreased $15.8 million for the first half of 2020 as compared to the first half of 2019 primarily due to the following:

•	a $58.7 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $56.1 million) and a decrease in volumes purchased (decreased costs $2.6 million).
•

a $42.9 million increase from net amortizations and deferrals of natural gas costs, primarily due to a spike in natural gas prices during the first quarter of 2019 from a natural gas supply disruption in Canada, which resulted in a significant amount of PGA deferrals during that period.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the six months ended June 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues	$459,993	$486,058	$224,505	$237,443	$(38,953)	$(55,991)	$645,545	$667,510
Resource costs	127,623	159,445	107,955	123,764	(38,953)	(55,991)	196,625	227,218
Utility margin	$332,370	$326,613	$116,550	$113,679	$—	$—	$448,920	$440,292

Electric utility margin increased $5.8 million and natural gas utility margin increased $2.9 million.

Electric utility margin increased primarily due to a decrease in net power supply costs due to power purchase prices and thermal fuel costs that were lower than those recovered through our rates (authorized costs). For the first half of 2020, we had a $5.6 million pre-tax benefit under the ERM in Washington, compared to a $3.5 million pre-tax benefit for the first half of 2019. For the full year of 2020, we expect to be in a benefit position under the ERM within the 90 percent customer/10 percent Company sharing band. In addition, electric utility margin was positively impacted by a general rate increase in Washington, effective April 1, 2020 and customer

AVISTA CORPORATION

growth. The above increases were partially offset by lower commercial and industrial loads in the second quarter of 2020, mainly due to COVID-19 and a portion of these loads, especially the industrial loads are not covered by our decoupling mechanisms. Also, in the first quarter of 2020 we had an accrual for customer refunds of $1.4 million related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion

Natural gas utility margin increased primarily due to general rate increases in Oregon, effective January 15, 2020 and Washington, effective April 1, 2020 and customer growth. These increases were partially offset by an accrual for customer refunds of $3.6 million related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.

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

Results of Operations - Alaska Electric Light and Power Company

Three months ended June 30, 2020 compared to the three months ended June 30, 2019 and six months ended June 30, 2020 compared to the six months ended June 30, 2019

Net income for AEL&P was $1.3 million for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019. Net income was $4.7 million for the six months ended June 30, 2020 compared to $4.6 million for the six months ended June 30, 2019.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating revenues	$9,997	$8,743	$22,199	$19,624
Resource costs (benefit)	896	(67)	887	(1,432)
Utility margin	$9,101	$8,810	$21,312	$21,056

Electric revenues increased for the second quarter of 2020 primarily due to higher sales volumes to residential and commercial customers for 2020 as compared to 2019. This resulted from weather that was cooler than the prior year, as well as more hydroelectric generation than the second quarter of 2019.

AEL&P had low hydroelectric generation during the first half of 2019, which limited energy provided to their interruptible customers. A portion of the sales to interruptible customers is used to reduce the overall cost of power to AEL&P's firm customers. When interruptible sales are below a certain threshold, AEL&P recognizes a regulatory asset and records a reduction to deferred power supply costs (resource costs) to reflect a future billable amount to its firm customers when the cost of power rates are reset. During the first half of 2020, hydroelectric generation returned to normal levels, which resulted in less resource costs compared to the first half of 2019. While the COVID-19 pandemic and a challenged Alaska economy may introduce unpredictability into the remainder of 2020, AEL&P has the capacity to manage costs to adapt.

AVISTA CORPORATION

Results of Operations - Other Businesses

Net loss for our other businesses was $1.5 million for the three months ended June 30, 2020 compared to net income of $3.0 million for the three months ended June 30, 2019. Net loss was $2.4 million for the six months ended June 30, 2020 compared to net income of $3.4 million for the six months ended June 30, 2019.

During the second quarter of 2020, we had net investment losses on some of our investments. This is compared to the second quarter of 2019 that resulted in net investment gains, primarily related to the sale of METALfx. See “Note 18 of the Notes to Condensed Consolidated Financial Statements” for further discussion on the sale of METALfx.

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

Other than COVID-19 impacts, our sources of overall liquidity and the requirements for liquidity have not materially changed in the six months ended June 30, 2020. See the 2019 Form 10-K for further discussion.

As of June 30, 2020, we had $159.6 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. After considering the impacts of COVID-19, with our $400.0 million credit facility that expires in April 2022, AEL&P's $25.0 million credit facility that expires in November 2024 and the $100.0 million credit agreement that expires in April 2021, we believe that we have adequate liquidity to meet our needs for the next 12 months.

Review of Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $199.9 million for the six months ended June 30, 2020 compared to $252.7 million for the six months ended June 30, 2019. The decrease in net cash provided by operating activities primarily relates to a termination fee of $103.0 million received in 2019 upon the termination of the Hydro One transaction. The termination fee was used for reimbursing our transaction costs incurred from 2017 to 2019 which totaled approximately $51.0 million, including income taxes. The balance of the termination fee was used for general corporate purposes and reduced our need for external financing. Our total transaction costs were $19.7 million (pre-tax) for 2019 and we also incurred approximately $15.7 million in taxes in 2019.

The above decrease in net cash provided by operating activities was partially offset by power and natural gas deferrals which decreased during 2020 due to lower natural gas prices during the year (which increased cash flows by $1.8 million) as compared to a decrease to operating cash flows of $47.7 million in 2019. As compared to 2019, net current assets and liabilities decreased by $41.8 million.

AVISTA CORPORATION

Investing Activities

Net cash used in investing activities was $191.8 million for the six months ended June 30, 2020, compared to $190.0 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, we paid $189.5 million for utility capital expenditures compared to $200.0 million for the six months ended June 30, 2019. Also, during 2020, we received proceeds from the sale of an equity investment (net of cash sold and amounts held in escrow) of $5.1 million.

Financing Activities

Net cash provided by financing activities was $98.4 million for the six months ended June 30, 2020, compared to cash used of $60.1 million for the six months ended June 30, 2019. Due to the termination fee described above, we were able to reduce our short-term borrowings during the first quarter of 2019, as evidenced by the $21.0 million decrease in short-term borrowings during 2019. For 2020, we had an increase of $135.2 million in short term borrowings, primarily related to the credit agreement entered into in April 2020. See “Note 9 of Notes to Condensed Consolidated Financial Statements” for further discussion.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$59,087	1.4%	$58,928	1.4%
Short-term borrowings	321,000	7.3%	185,800	4.4%
Long-term debt to affiliated trusts	51,547	1.2%	51,547	1.2%
Long-term debt and leases	1,964,773	44.9%	1,961,083	46.7%
Total debt	2,396,407	54.8%	2,257,358	53.8%
Total Avista Corporation shareholders’ equity	1,975,038	45.2%	1,939,284	46.2%
Total	$4,371,445	100.0%	$4,196,642	100.0%

Our shareholders’ equity increased $35.8 million during the first six months of 2020 primarily due to net income and the issuance of common stock, partially offset by dividends.

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.

Committed Lines of Credit

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million. During the second quarter, we amended and extended, for one additional year, the revolving line of credit agreement for a revised expiration date of April 2022, with the option to extend for an additional one year period. The committed line of credit is secured by non-transferable first mortgage bonds we issued to the agent bank that would only become due and payable in the event, and then only to the extent, that we default on our obligations under the committed line of credit.

The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of June 30, 2020, we were in compliance with this covenant with a ratio of 54.8 percent.

AEL&P has a $25.0 million committed line of credit that expires in November 2024. As of June 30, 2020, there were no borrowings or letters of credit outstanding under this committed line of credit.

AVISTA CORPORATION

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of June 30, 2020, AEL&P was in compliance with this covenant with a ratio of 52.6 percent.

Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the six months ended June 30 (dollars in thousands):

	2020	2019
Borrowings outstanding at end of period	$221,000	$169,000
Letters of credit outstanding at end of period	$19,373	$18,603
Maximum borrowings outstanding during the period	$221,000	$190,000
Average borrowings outstanding during the period	$181,373	$114,331
Average interest rate on borrowings during the period	1.77%	3.31%
Average interest rate on borrowings at end of period	1.22%	3.26%

As of June 30, 2020, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

In April 2020, we entered into a $100.0 million credit agreement with an expiration date of April 2021. We borrowed the entire $100.0 million available under this agreement. See "Note 9 of the Notes to Condensed Consolidated Financial Statements."

The credit agreement contains customary covenants and default provisions, including a covenant not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time.

Liquidity Expectations

During 2020, we expect to issue approximately $165.0 million of long-term debt and up to $70.0 million of equity (including $23.9 million issued during the six months ended June 30, 2020) in order to refinance maturing long-term debt, and fund planned capital expenditures.

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

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. Our estimated capital expenditures for 2020 through 2022 have not materially changed during the six months ended June 30, 2020. It is possible that prolonged economic restrictions or business interruptions could cause a decrease in our utility capital expenditures. See the 2019 Form 10-K for further information on our expected capital expenditures.

AVISTA CORPORATION

Off-Balance Sheet Arrangements

As of June 30, 2020, we had $19.4 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $21.5 million as of December 31, 2019.

Pension Plan

Avista Utilities

In the six months ended June 30, 2020 we contributed $14.6 million to the pension plan and we expect to contribute $22.0 million in 2020. We expect to contribute a total of $150.0 million to the pension plan in the period 2020 through 2024, with annual contributions of $42.0 million in 2021 and 2022 and $22.0 million in 2023 and 2024.

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

Contractual Obligations

Our future contractual obligations have not materially changed during the six months ended June 30, 2020, except for in April 2020, we entered into a $100.0 million credit agreement with a maturity date of April 2021 and the extension of the $400.0 million committed line of credit with an expiration date of April 2022. See "Note 9 of the Notes to Condensed Consolidated Financial Statements."

See the 2019 Form 10-K for our contractual obligations.

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the six months ended June 30, 2020 except as discussed below:

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

AVISTA CORPORATION

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

Oregon Legislation and Regulatory Actions

GHG Reduction Targets

The State of Oregon has adopted non-binding targets to reduce GHG (Greenhouse Gas) emissions. The State enacted its targets with an expectation of reaching the targets through a combination of renewable energy standards, eventual carbon pricing mechanisms, such as cap and trade regulation or a carbon tax, and assorted “complementary policies.”  However, no specific reductions are mandated as yet. The State’s targets have been evaluated by state institutions against the aims of the Paris Climate Accord of 2016, which include limiting the increase in global average temperatures to at least below 2 degrees Celsius above pre-industrial levels and pursuing efforts to restrict the temperature increase to 1.5 degrees Celsius above pre-industrial levels. On March 10, 2020, Oregon Governor Kate Brown issued Executive Order No. 20-04, “Directing State Agencies to Take Actions to Reduce and Regulate Greenhouse Gas Emissions.” The Executive Order launches rulemaking proceedings for every Oregon agency with jurisdiction over greenhouse gas-related matters, with the aim of reducing Oregon’s overall GHG emissions to 80% below 1990 levels by 2050. Oregon agencies, including the Department of Environmental Quality (DEQ) and the Public Utility Commission, issued reports discussing general intent to carry out the Executive Order. DEQ is tasked with developing rules for a cap and reduce program that would apply to Avista’s gas distribution business in Oregon. The agency intends to conduct informal and broad stakeholder consultation during the remainder of 2020. We cannot reasonably predict what regulatory proceedings will arise from the Executive Order, nor how the state legislature may undertake additional requirements or revise the State's targets in the future. We intend to seek recovery of any new costs associated with these reduction targets, or any new reduction targets, through the regulatory process.

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

Hazardous Air Pollutants (HAPs)

In April 2016, the Mercury Air Toxic Standards (MATS), an EPA rule for coal-and oil-fired sources, became effective for all Colstrip units.  Colstrip has already implemented applicable MATS control measures to comply with the MATS rule, and continues to monitor potential changes in the rule to determine additional compliance obligations, if any.  Colstrip performs compliance assurance stack testing on a quarterly basis to meet the MATS site-wide limitation for Particulate Matter (PM) emissions (0.03 lbs./MMBtu). In June 2018, the Montana Department of Environmental Quality (MDEQ) was notified of a PM emission deviation by Talen Montana, LLC (Talen), the plant operator, for the testing performed on June 21, 2018. As a result, Unit 3 was promptly removed from service. For similar reasons, Unit 4 was removed from service on June 29, 2018.

Talen proposed, and the MDEQ acknowledged, that limited operation of Units 3 & 4 for the evaluation of a corrective action and/or data gathering related to potential corrective action was a prudent approach to solving the issue. An extensive inspection was conducted including: the coal supply, coal mills, boiler, combustion, ductwork, air preheater, scrubbers, and the stack. Talen

AVISTA CORPORATION

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

Due to the June 2018 failure to meet the MATS standard, Colstrip Units 3 & 4 were subject to potential MDEQ enforcement action. In lieu of such an action, in December 2019, Talen and MDEQ entered a Stipulated Consent Decree providing for a cash penalty, partially offset by an agreement by Talen to fund specified Supplemental Environmental Projects, as well as additional monitoring activities. The total amount of the cash penalty allocable to the Company is not material.  However, PacifiCorp, PSE, and the Company engaged in a consolidated proceeding before the WUTC to determine the recoverability of replacement power costs incurred during the period that Units 3 & 4 were out of service. On March 25, 2020, the Company received an order from the WUTC, which, among other outcomes, rebated approximately $3 million that was disallowed by the Commission for the cost of replacement power during the unplanned outage at Colstrip in 2018.

Colstrip Coal Contract

Colstrip, which is operated by Talen, is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements. The contract for coal supply extended through 2019. Several of the co-owners of Colstrip, including the Company, have since negotiated an extension to the coal contract that runs through December 31, 2025. In January 2020, the Staff of the WUTC submitted a Petition to Initiate Joint Investigation to the WUTC to investigate the contract. In their petition, the WUTC Staff is proposing one proceeding involving the three joint owners of Colstrip Units 3 & 4 and the focus of their proposed investigation is to review the overall prudency of the new contract and any production tax credits associated with the contract. On March 13, 2020, the WUTC denied the WUTC Staff’s position.

Wildfire Resiliency Plan

We are implementing additional measures to enhance our ability to mitigate the potential for, and impact of, wildfires within our service territories. Building on prevention and response strategies that have been in place many years, we created a new comprehensive 10-year Wildfire Resiliency Plan that includes improved defense strategies and operating practices for a more resilient system.

We have spent the last year developing the Wildfire Resiliency Plan through a series of internal workshops, industry research and engagement with state and local fire agencies. Improvements to infrastructure and operational practices were identified as key components to the plan. These key components are categorized into the following categories: grid hardening, vegetation management, situational awareness, operations and emergency response, and worker and public safety.

We expect to spend approximately $330 million implementing the plan components over the life of the 10-year plan.

Request for Proposals for Renewable Energy

We are seeking proposals from renewable energy project developers who are capable of constructing, owning, and operating up to 120 average MW’s (aMW’s) whether through one or multiple proposals with a minimum net annual output of 20 aMW. We are not considering a self-build option for this facility or facilities.

Our intent is to secure the output from renewable generation resources, including electricity, capacity and associated environmental attributes. Our interest in acquiring new renewable energy resources is to offset market purchases and fossil-fuel thermal generation. This is consistent with our 2020 Integrated Resource Plan which identifies that the utility will consider acquiring additional resources if such resources have lower long-term cost than electric market alternatives.

See the 2019 Form 10-K for further discussion of environmental issues and contingencies.

AVISTA CORPORATION

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2019 Form 10-K and have not materially changed during the six months ended June 30, 2020, other than the changes noted due to COVID-19. See the 2019 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the six months ended June 30, 2020, other than the changes noted due to COVID-19. Refer to the 2019 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2019.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of June 30, 2020 and December 31, 2019 and the amount of additional collateral we would have to post in certain circumstances. In addition, see "Regulatory Matters" for a discussion of commitments we made in Oregon surrounding the independent review of our interest rate hedging practices.

Credit Risk

Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of June 30, 2020, we had no cash deposited as collateral and letters of credit of $15.3 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2019 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at June 30, 2020 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

June 30, 2020
Additional collateral taking into account contractual thresholds	$14,051
Additional collateral without contractual thresholds	13,562

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of June 30, 2020, we had interest rate swap derivatives outstanding with a notional amount totaling $175.0 million and we had cash deposited as collateral in the amount of $11.0 million and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at June 30, 2020, we would potentially be required to post the following additional collateral (in thousands):

June 30, 2020
Additional collateral taking into account contractual thresholds	$34,710
Additional collateral without contractual thresholds	67,038

AVISTA CORPORATION

Energy Commodity Risk

Our energy commodity risks have not materially changed during the six months ended June 30, 2020, except as discussed below and the COVID-19 related risks. See the 2019 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2020 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2023.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2020	$100	$(627)	$(293)	$6,131	$15	$1,205	$(952)	$(6,163)
2021	—	(79)	78	4,168	—	1,228	(1,634)	(2,984)
2022	—	—	143	692	—	—	—	(173)
2023	—	—	—	(16)	—	—	—	—

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and

AVISTA CORPORATION

procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2020.

There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The COVID-19 global pandemic is currently impacting all aspects of our business, as well as the global, national and local economy. We cannot predict the full extent to which COVID-19 will impact our operations, results of operations, cash flows, financial condition or capital resources. It is possible that the continued spread of COVID-19 and efforts to contain the virus will continue to cause an economic slowdown and possibly a recession, resulting in significant disruptions in various public, commercial or industrial activities and causing employee absences which could interfere with operation and maintenance of the Company’s facilities. Any of these circumstances could adversely affect our operations, results of operations, financial condition and cash flows in the following ways, including, but not limited to:

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

AVISTA CORPORATION

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

AVISTA CORPORATION

Item 6. Exhibits

15	Letter Re: Unaudited Interim Financial Information (1)

31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)

31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (2)

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its inline XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

(1)	Filed herewith.
(2)	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	August 4, 2020	/s/ Mark T. Thies
Mark T. Thies
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)