Form 10-Q
period 2020-09-30
AVISTA CORP
filed 2020-11-04
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020 OR

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

As of October 30, 2020, 68,735,948 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$276,351	$276,683	$944,146	$958,750
Alternative revenue programs	(3,972)	6,038	(4,023)	11,105
Total utility revenues	272,379	282,721	940,123	969,855
Non-utility revenues	267	1,049	1,345	11,208
Total operating revenues	272,646	283,770	941,468	981,063
Operating Expenses:
Utility operating expenses:
Resource costs	78,785	98,324	276,297	324,110
Other operating expenses	85,551	80,112	266,251	251,810
Merger transaction costs	—	—	—	19,675
Depreciation and amortization	53,953	50,052	169,282	154,445
Taxes other than income taxes	24,016	23,455	79,736	78,306
Non-utility operating expenses:
Other operating expenses	1,697	1,450	3,716	15,137
Depreciation and amortization	146	134	569	498
Total operating expenses	244,148	253,527	795,851	843,981
Income from operations	28,498	30,243	145,617	137,082
Interest expense	25,812	25,859	77,784	77,021
Interest expense to affiliated trusts	128	334	606	1,042
Capitalized interest	(1,009)	(1,089)	(2,979)	(3,118)
Merger termination fee	—	—	—	(103,000)
Other expense (income)-net	(2,168)	180	(2,019)	(8,995)
Income before income taxes	5,735	4,959	72,225	174,132
Income tax expense (benefit)	859	(131)	1,472	28,145
Net income	4,876	5,090	70,753	145,987
Net loss attributable to noncontrolling interests	—	—	—	216
Net income attributable to Avista Corp. shareholders	$4,876	$5,090	$70,753	$146,203
Weighted-average common shares outstanding (thousands), basic	68,194	66,265	67,638	65,964
Weighted-average common shares outstanding (thousands), diluted	68,337	66,351	67,769	66,050

Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.07	$0.08	$1.05	$2.22
Diluted	$0.07	$0.08	$1.04	$2.21

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$4,876	$5,090	$70,753	$145,987
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $58, $43, $171 and $128 respectively	220	162	645	483
Total other comprehensive income	220	162	645	483
Comprehensive income	5,096	5,252	71,398	146,470
Comprehensive loss attributable to noncontrolling interests	—	—	—	216
Comprehensive income attributable to Avista Corporation shareholders	$5,096	$5,252	$71,398	$146,686

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$84,747	$9,896
Accounts and notes receivable-less allowances of $11,322 and $2,419, respectively	108,118	166,657
Materials and supplies, fuel stock and stored natural gas	69,026	66,583
Regulatory assets	11,194	21,851
Other current assets	26,577	40,142
Total current assets	299,662	305,129
Net utility property	4,930,359	4,797,007
Goodwill	52,426	52,426
Non-current regulatory assets	737,541	670,802
Other property and investments-net and other non-current assets	263,143	257,092
Total assets	$6,283,131	$6,082,456
Liabilities and Equity:
Current Liabilities:
Accounts payable	$83,697	$110,219
Current portion of long-term debt	52,000	52,000
Short-term borrowings	150,000	185,800
Regulatory liabilities	48,902	51,715
Other current liabilities	140,240	130,979
Total current liabilities	474,839	530,713
Long-term debt	2,009,300	1,843,768
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	199,912	212,006
Deferred income taxes	550,571	528,513
Non-current regulatory liabilities	773,641	775,436
Other non-current liabilities and deferred credits	240,470	201,189
Total liabilities	4,300,280	4,143,172
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 68,734,461 and 67,176,996 shares issued and outstanding, respectively	1,265,191	1,210,741
Accumulated other comprehensive loss	(9,614)	(10,259)
Retained earnings	727,274	738,802
Total Avista Corporation shareholders’ equity	1,982,851	1,939,284
Total liabilities and equity	$6,283,131	$6,082,456

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Nine Months Ended September 30,

Dollars in thousands

(Unaudited)

	2020	2019
Operating Activities:
Net income	$70,753	$145,987
Non-cash items included in net income:
Depreciation and amortization	169,851	154,943
Deferred income tax provision and investment tax credits	(2,200)	10,219
Power and natural gas cost amortizations (deferrals), net	(6,470)	(45,835)
Amortization of debt expense	2,329	2,008
Amortization of investment in exchange power	—	1,633
Stock-based compensation expense	3,705	8,951
Equity-related AFUDC	(5,030)	(5,021)
Pension and other postretirement benefit expense	25,010	27,139
Other regulatory assets and liabilities and deferred debits and credits	12,456	1,871
Change in decoupling regulatory deferral	3,340	(11,540)
Gain on sale of METALfx (before payment of transaction costs)	—	(6,477)
Gain on sale of investments	(3,914)	—
Other	12,807	(5,095)
Contributions to defined benefit pension plan	(22,000)	(22,000)
Cash paid for settlement of interest rate swap agreements	(33,499)	(13,325)
Changes in certain current assets and liabilities:
Accounts and notes receivable	45,552	54,554
Materials and supplies, fuel stock and stored natural gas	(2,444)	(7,298)
Collateral posted for derivative instruments	10,105	64,770
Income taxes receivable	3,549	(9,116)
Other current assets	6,352	(2,307)
Accounts payable	(23,328)	(8,366)
Other current liabilities	15,604	4,796
Net cash provided by operating activities	282,528	340,491

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(297,834)	(320,964)
Issuance of notes receivable by subsidiaries	(4,343)	(6,036)
Equity and property investments	(3,994)	(10,031)
Proceeds from sale of METALfx (net of cash sold)	—	16,407
Proceeds from sale of investments	6,644	—
Other	(1,478)	309
Net cash used in investing activities	(301,005)	(320,315)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Nine Months Ended September 30,

Dollars in thousands

(Unaudited)

	2020	2019
Financing Activities:
Net increase (decrease) in short-term borrowings	$(35,800)	$17,000
Proceeds from issuance of long-term debt	165,000	—
Maturity of long-term debt and finance leases	(2,129)	(1,995)
Issuance of common stock, net of issuance costs	53,356	42,899
Cash dividends paid	(82,281)	(76,772)
Other	(4,818)	(1,510)
Net cash provided by (used in) financing activities	93,328	(20,378)

Net increase (decrease) in cash and cash equivalents	74,851	(202)

Cash and cash equivalents at beginning of period	9,896	14,656

Cash and cash equivalents at end of period	$84,747	$14,454

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Stock, Shares:
Shares outstanding at beginning of period	67,913,265	66,111,317	67,176,996	65,688,356
Shares issued	821,196	597,672	1,557,465	1,020,633
Shares outstanding at end of period	68,734,461	66,708,989	68,734,461	66,708,989
Common Stock, Amount:
Balance at beginning of period	$1,234,901	$1,157,024	$1,210,741	$1,136,491
Equity compensation expense	824	1,931	3,502	8,426
Issuance of common stock, net of issuance costs	29,466	27,970	53,356	42,899
Payment of minimum tax withholdings for share-based payment awards	—	—	(2,408)	(891)
Balance at end of period	1,265,191	1,186,925	1,265,191	1,186,925
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(9,834)	(7,545)	(10,259)	(7,866)
Other comprehensive income	220	162	645	483
Balance at end of period	(9,614)	(7,383)	(9,614)	(7,383)
Retained Earnings:
Balance at beginning of period	749,971	734,555	738,802	644,595
Net income attributable to Avista Corporation shareholders	4,876	5,090	70,753	146,203
Cash dividends paid on common stock	(27,573)	(25,619)	(82,281)	(76,772)
Balance at end of period	727,274	714,026	727,274	714,026
Total Avista Corporation shareholders’ equity	1,982,851	1,893,568	1,982,851	1,893,568
Noncontrolling Interests:
Balance at beginning of period	—	—	—	825
Net loss attributable to noncontrolling interests	—	—	—	(216)
Deconsolidation of noncontrolling interests related to sale of METALfx	—	—	—	(609)
Balance at end of period	—	—	—	—
Total equity	$1,982,851	$1,893,568	$1,982,851	$1,893,568
Dividends declared per common share	$0.4050	$0.3875	$1.2150	$1.1625

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended September 30, 2020 and September 30, 2019 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).

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

COVID-19

In March, April and May 2020, the Company filed applications with the OPUC, IPUC and WUTC for authorization to defer certain incremental COVID-19 related costs, net of any decreased costs and other benefits. In Alaska, a Senate Bill was signed into law that provides for deferral and recovery of incremental COVID-19 related costs subject to approval by the RCA.

In July 2020, the IPUC issued an order that allows the Company to defer certain net COVID-19 related costs and benefits. As such the Company has deferred approximately $2.5 million in incremental bad debt expense for the nine months ended September 30, 2020.

In October 2020, the OPUC approved the Company’s deferred accounting application to defer certain net COVID-19 related costs and benefits. The Company expects to file a stipulation associated with this deferred accounting order in the fourth quarter of 2020, which will detail the specifics of the deferral. As of September 30, 2020, the Company has not deferred any costs attributable to Oregon.

No response has yet been received from the WUTC. Accordingly, the Company has not been deferring costs attributable to Washington.

The respective regulatory authorities will determine the appropriateness and prudency of any deferred expenses when the Company seeks recovery. See “Regulatory Deferred Charges and Credits” in Note 1 of Consolidated Financial Statements in the 2019 Form 10-K.

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

AVISTA CORPORATION

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

ASU 2018-13 "Fair Value Measurement (Topic 820)"

In August 2018, the FASB issued ASU No. 2018-13, which amends the fair value measurement disclosure requirements of ASC 820. The requirements of this ASU include additional disclosure regarding the range and weighted average used to develop significant unobservable inputs for Level 3 fair value estimates and the elimination of certain other previously required disclosures, such as the narrative description of the valuation process for Level 3 fair value measurements. This ASU became effective on January 1, 2020 and the requirements of this ASU did not have a material impact on the Company's fair value disclosures. See Note 12 for the Company's fair value disclosures.

ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)"

In August 2018, the FASB issued ASU No. 2018-14, which amends ASC 715 to add, remove and/or clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. The additional disclosure requirements are primarily narrative discussion of significant changes in the benefit obligations and plan assets. The removed disclosures are primarily information about accumulated other comprehensive income expected to be recognized over the next year and the effects of changes associated with assumed health care costs. This ASU is effective for periods beginning after December 15, 2021 and early adoption is permitted. The Company is in the process of evaluating this standard; however, it has determined that it will not early adopt this standard as of September 30, 2020.

NOTE 3. BALANCE SHEET COMPONENTS

Materials and Supplies, Fuel Stock and Stored Natural Gas

Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Materials and supplies	$50,599	$47,402
Fuel stock	4,919	4,875
Stored natural gas	13,508	14,306
Total	$69,026	$66,583

Other Current Assets

Other current assets consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$—	$4,434
Prepayments	15,078	19,652
Income taxes receivable	6,951	11,047
Other	4,548	5,009
Total	$26,577	$40,142

AVISTA CORPORATION

Net Utility Property

Net utility property consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Utility plant in service	$6,677,671	$6,462,993
Construction work in progress	209,098	164,941
Total	6,886,769	6,627,934
Less: Accumulated depreciation and amortization	1,956,410	1,830,927
Total net utility property	$4,930,359	$4,797,007

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Operating lease ROU assets	$71,972	$69,746
Finance lease ROU assets	48,249	50,980
Non-utility property	22,397	27,159
Equity investments	56,448	51,258
Investment in affiliated trust	11,547	11,547
Notes receivable	14,265	14,060
Deferred compensation assets	9,030	8,948
Other	29,235	23,394
Total	$263,143	$257,092

Other Current Liabilities

Other current liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Accrued taxes other than income taxes	$41,136	$36,965
Employee paid time off accruals	25,796	22,343
Accrued interest	29,608	16,486
Current portion of pensions and other postretirement benefits	9,202	8,826
Derivative liabilities	4,398	10,928
Other current liabilities	30,100	35,431
Total other current liabilities	$140,240	$130,979

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Operating lease liabilities	$70,758	$65,565
Finance lease liabilities	49,549	51,750
Deferred investment tax credits	30,021	30,444
Asset retirement obligations	19,743	20,338
Derivative liabilities	56,498	19,685
Other	13,901	13,407
Total	$240,470	$201,189

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$—	$—	$6,310	$264
Decoupling surcharge	8,414	16,742	12,098	14,806
Pension and other postretirement benefit plans	—	200,829	—	208,754
Interest rate swaps	—	232,088	—	168,594
Deferred income taxes	—	99,289	—	95,752
Settlement with Coeur d'Alene Tribe	—	40,349	—	41,332
AFUDC above FERC allowed rate	—	44,504	—	40,749
Demand side management programs	—	4,147	—	12,170
Utility plant to be abandoned	—	27,200	—	31,291
Other regulatory assets	2,780	72,393	3,443	57,090
Total regulatory assets	$11,194	$737,541	$21,851	$670,802
Regulatory Liabilities
Income tax related liabilities	$13,598	$397,082	$23,803	$407,549
Deferred natural gas costs	—	—	3,189	—
Deferred power costs	22,384	17,166	14,155	23,544
Decoupling rebate	1,663	2,583	255	2,398
Provision for rate refund (Washington remand case)	5,967	—	3,565	—
Utility plant retirement costs	—	322,129	—	312,403
Interest rate swaps	—	15,409	—	17,088
Other regulatory liabilities	5,290	19,272	6,748	12,454
Total regulatory liabilities	$48,902	$773,641	$51,715	$775,436

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

Utility-related taxes that were included in revenue from contracts with customers were as follows for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Utility-related taxes	$12,411	$11,867	$43,989	$43,644

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

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year, and depending on the timing of the customer payments, it can result in an immaterial amount of deferred revenue or a receivable from the customer. As of September 30, 2020, the Company estimates it had unsatisfied capacity performance obligations of $2.4 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Avista Utilities
Revenue from contracts with customers	$240,036	$234,534	$827,071	$820,438
Derivative revenues	24,075	33,372	79,361	99,628
Alternative revenue programs	(3,972)	6,038	(4,023)	11,105
Deferrals and amortizations for rate refunds to customers	1,742	(927)	1,216	3,720
Other utility revenues	1,683	1,914	5,484	7,550
Total Avista Utilities	263,564	274,931	909,109	942,441
AEL&P
Revenue from contracts with customers	8,797	7,687	30,900	27,043
Deferrals and amortizations for rate refunds to customers	(48)	(48)	(143)	(143)
Other utility revenues	66	151	257	514
Total AEL&P	8,815	7,790	31,014	27,414
Other
Revenue from contracts with customers	3	731	521	10,402
Other revenues	264	318	824	806
Total other	267	1,049	1,345	11,208
Total operating revenues	$272,646	$283,770	$941,468	$981,063

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and nine months ended September 30 (dollars in thousands):

	2020			2019
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$85,494	$3,150	$88,644	$78,548	$2,764	$81,312
Commercial and governmental	79,242	5,582	84,824	81,352	4,857	86,209
Industrial	28,472	—	28,472	28,453	—	28,453
Public street and highway lighting	1,845	65	1,910	1,849	66	1,915
Total retail revenue	195,053	8,797	203,850	190,202	7,687	197,889
Transmission	5,938	—	5,938	4,058	—	4,058
Other revenue from contracts with customers	4,551	—	4,551	5,860	—	5,860
Total electric revenue from contracts with customers	$205,542	$8,797	$214,339	$200,120	$7,687	$207,807
Nine months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$272,231	$13,236	$285,467	$266,826	$12,340	$279,166
Commercial and governmental	226,876	17,479	244,355	236,973	14,515	251,488
Industrial	77,999	—	77,999	79,946	—	79,946
Public street and highway lighting	5,474	185	5,659	5,648	188	5,836
Total retail revenue	582,580	30,900	613,480	589,393	27,043	616,436
Transmission	14,121	—	14,121	13,460	—	13,460
Other revenue from contracts with customers	13,256	—	13,256	18,433	—	18,433
Total electric revenue from contracts with customers	$609,957	$30,900	$640,857	$621,286	$27,043	$648,329

AVISTA CORPORATION

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and nine months ended September 30 (dollars in thousands):

	2020	2019
	Avista Utilities	Avista Utilities
Three months ended September 30:
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$20,835	$20,271
Commercial and governmental	9,340	10,093
Industrial and interruptible	1,538	1,000
Total retail revenue	31,713	31,364
Transmission	1,656	1,925
Other revenue from contracts with customers	1,125	1,125
Total natural gas revenue from contracts with customers	$34,494	$34,414
Nine months ended September 30:
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$139,833	$125,543
Commercial and governmental	62,883	60,056
Industrial and interruptible	5,276	3,730
Total retail revenue	207,992	189,329
Transmission	5,747	6,448
Other revenue from contracts with customers	3,375	3,375
Total natural gas revenue from contracts with customers	$217,114	$199,152

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

AVISTA CORPORATION

may extend as much as three natural gas operating years (November through October) into the future. Avista Corp. also leaves a significant portion of its natural gas supply requirements unhedged for purchase in short-term and spot markets.

Avista Corp. plans for sufficient natural gas delivery capacity to serve its retail customers for a theoretical peak day event. Avista Corp. generally has more pipeline and storage capacity than what is needed during periods other than a peak-day. Avista Corp. optimizes its natural gas resources by using market opportunities to generate economic value that mitigates the fixed costs. Avista Corp. also optimizes its natural gas storage capacity by purchasing and storing natural gas when prices are traditionally lower, typically in the summer, and withdrawing during higher priced months, typically during the winter. However, if market conditions and prices indicate that Avista Corp. should buy or sell natural gas at other times during the year, Avista Corp. engages in optimization transactions to capture value in the marketplace. Natural gas optimization activities include, but are not limited to, wholesale market sales of surplus natural gas supplies, purchases and sales of natural gas to optimize use of pipeline and storage capacity, and participation in the transportation capacity release market.

The following table presents the underlying energy commodity derivative volumes as of September 30, 2020 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2020	—	262	8,502	32,730	38	409	2,138	12,650
2021	—	123	6,380	54,455	—	307	2,840	34,710
2022	—	—	450	17,080	—	—	—	6,020
2023	—	—	—	2,700	—	—	—	—

As of September 30, 2020, there are no expected deliveries of energy commodity derivatives after 2023.

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

Foreign Currency Exchange Derivatives

A significant portion of Avista Corp.’s natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Corp.’s short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices. The short-

AVISTA CORPORATION

term natural gas transactions are settled within 60 days with U.S. dollars. Avista Corp. hedges a portion of the foreign currency risk by purchasing Canadian currency exchange derivatives when such commodity transactions are initiated. The foreign currency exchange derivatives and the unhedged foreign currency risk have not had a material effect on Avista Corp.’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations are included with natural gas supply costs for ratemaking.

The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Number of contracts	24	20
Notional amount (in United States dollars)	$5,887	$5,932
Notional amount (in Canadian dollars)	7,777	7,828

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

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of September 30, 2020 and December 31, 2019 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
September 30, 2020	4	45,000	2021
	11	120,000	2022
	1	10,000	2023
December 31, 2019	7	70,000	2020
	3	35,000	2021
	10	110,000	2022

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

In connection with the pricing of first mortgage bonds that were issued during the third quarter, effective June 30, 2020 the Company settled seven interest rate swap derivatives (notional aggregate amount of $70.0 million), for a net amount of $33.5 million. The Company paid this amount in July 2020. See Note 1 for the regulatory treatment of settled interest rate swaps.

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2020 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted (1)	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$7	$(52)	$—	$(45)
Interest rate swap derivatives
Other non-current liabilities and deferred credits	—	(66,598)	10,100	(56,498)
Energy commodity derivatives
Other current assets	27,305	(22,188)	(4,551)	566
Other property and investments-net and other non-current assets	8,221	(3,976)	(1,072)	3,173
Other current liabilities	136	(4,534)	—	(4,398)
Total derivative instruments recorded on the balance sheet	$35,669	$(97,348)	$4,477	$(57,202)
(1)

Positive amounts represent cash collateral posted by the Company with other counterparties and negative amounts represent an obligation to return cash to the Company’s counterparties under master netting and collateral agreements.

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

AVISTA CORPORATION

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Energy commodity derivatives
Cash collateral posted	$—	$7,812
Letters of credit outstanding	21,500	17,400
Balance sheet offsetting	(5,623)	3,378
Interest rate swap derivatives
Cash collateral posted	10,100	6,770
Balance sheet offsetting	10,100	6,770

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$3	$814
Additional collateral to post	3	814
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	66,598	34,056
Additional collateral to post	56,498	26,912

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

Avista Utilities’ maintained the same pension and other postretirement plans during the nine months ended September 30, 2020 as those described as of December 31, 2019. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $22 million in cash to the pension plan for the nine months ended September 30, 2020 and does not expect any further contributions in 2020.

AVISTA CORPORATION

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Three months ended September 30:
Service cost	$5,549	$4,948	$982	$754
Interest cost	6,968	7,134	1,524	1,140
Expected return on plan assets	(8,625)	(7,913)	(590)	(616)
Amortization of prior service cost	75	75	(275)	(275)
Net loss recognition	1,678	2,553	1,243	1,299
Net periodic benefit cost	$5,645	$6,797	$2,884	$2,302
Nine months ended September 30:
Service cost	$16,645	$14,770	$2,941	$2,279
Interest cost	20,906	21,372	4,563	3,676
Expected return on plan assets	(26,375)	(23,681)	(1,810)	(1,945)
Amortization of prior service cost	225	225	(825)	(825)
Net loss recognition	5,011	7,394	3,729	3,874
Net periodic benefit cost	$16,412	$20,080	$8,598	$7,059

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

The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
Federal income taxes at statutory rates	$1,204	21.0%	$1,041	21.0%	$15,167	21.0%	$36,554	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(2,427)	(42.3)	(2,139)	(43.1)	(7,244)	(10.0)	(6,358)	(3.7)
State income tax expense	(363)	(6.3)	(800)	(16.1)	539	0.7	851	0.5
Settlement of prior year tax returns	524	9.1	(604)	(12.2)	1,565	2.2	1,995	1.1
Acquisition costs	—	—	—	—	—	—	(1,712)	(1.0)
Non-plant excess deferred turnaround (1)	—	—	(20)	(0.4)	(8,476)	(11.8)	(5,621)	(3.2)
Tax loss on sale of METALfx	—	—	(13)	(0.2)	—	—	(1,272)	(0.7)
Valuation allowance	—	—	—	—	—	—	1,245	0.7
Settlement of equity awards	—	—	—	—	165	0.2	612	0.4
Other	1,921	33.5	2,404	48.4	(244)	(0.3)	1,851	1.1
Total income tax expense	$859	15.0%	$(131)	(2.6)%	$1,472	2.0%	$28,145	16.2%
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

AVISTA CORPORATION

2019 Tax Return

In October 2020, the Company filed its 2019 tax return including multiple change in accounting methods for tax. These changes will be re-characterizing certain previous capital expenditures to expense for tax purposes. The resulting effect will increase deferred taxes by approximately $62 million. The Company intends to use the increase in deferred taxes as a tax credit to customers in order to offset potential base rate increases associated with general rate case filings.

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

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Balance outstanding at end of period	$50,000	$182,300
Letters of credit outstanding at end of period	$25,573	$21,473
Average interest rate at end of period	1.20%	2.64%

As of September 30, 2020 and December 31, 2019, the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Condensed Consolidated Balance Sheet.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. As of September 30, 2020 and December 31, 2019, there were borrowings of $0 and $3.5 million, respectively, and there were no letters of credit outstanding under this committed line of credit. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

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

AVISTA CORPORATION

NOTE 10. LONG-TERM DEBT

On September 30, 2020, the Company issued and sold $165.0 million of 3.07 percent first mortgage bonds due in 2050 pursuant to a bond purchase agreement with institutional investors in the private placement market. In connection with the pricing of the first mortgage bonds in June 2020, the Company cash-settled seven interest rate swap derivatives (notional aggregate amount of $70.0 million) and paid a net amount of $33.5 million, which will be amortized as a component of interest expense over the life of the debt. The Company paid this amount in July 2020. See Note 5 for a discussion of interest rate swap derivatives.

The total net proceeds from the sale of the new bonds will be used to repay a portion of the borrowings outstanding under the Company’s $400.0 million committed line of credit and repay maturing long-term debt of $52.0 million.

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

The distribution rates paid were as follows during the nine months ended September 30, 2020 and the year ended December 31, 2019:

	September 30,	December 31,
	2020	2019
Low distribution rate	1.12%	2.79%
High distribution rate	2.79%	3.61%
Distribution rate at the end of the period	1.12%	2.79%

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$963,500	$1,177,454	$963,500	$1,124,649
Long-term debt (Level 3)	1,112,000	1,265,095	947,000	1,048,440
Snettisham finance lease obligation (Level 3)	52,450	60,500	54,550	58,000
Long-term debt to affiliated trusts (Level 3)	51,547	41,238	51,547	41,238

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 80.00 to 143.51, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on September 30, 2020 and December 31, 2019.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2020
Assets:
Energy commodity derivatives	$—	$35,662	$—	$(31,923)	$3,739
Foreign currency exchange derivatives	—	7	—	(7)	—
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	2,498	—	—	—	2,498
Equity securities (2)	5,824	—	—	—	5,824
Total	$8,322	$35,669	$—	$(31,930)	$12,061
Liabilities:
Energy commodity derivatives	$—	$27,024	$—	$(26,300)	$724
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	3,674	—	3,674
Foreign currency exchange derivatives	—	52	—	(7)	45
Interest rate swap derivatives	—	66,598	—	(10,100)	56,498
Total	$—	$93,674	$3,674	$(36,407)	$60,941
December 31, 2019
Assets:
Energy commodity derivatives	$—	$41,546	$—	$(40,452)	$1,094
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	27	(27)	—
Foreign currency exchange derivatives	—	97	—	—	97
Interest rate swap derivatives	—	1,552	—	(963)	589
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	2,232	—	—	—	2,232
Equity securities (2)	6,271	—	—	—	6,271
Total	$8,503	$43,195	$27	$(41,442)	$10,283
Liabilities:
Energy commodity derivatives	$—	$45,144	$—	$(43,830)	$1,314
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	3,003	(27)	2,976
Interest rate swap derivatives	—	34,056	—	(7,733)	26,323
Total	$—	$79,200	$3,003	$(51,590)	$30,613
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

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.5 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively.

Level 3 Fair Value

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2020 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	September 30, 2020	Technique	Input	Average Price
Natural gas exchange agreement	$(3,674)	Internally derived weighted average cost of gas	Forward sales prices	$2.51 - $4.77/mmBTU $3.97 Weighted Average
			Sales volumes	140,000 - 310,000 mmBTUs

AVISTA CORPORATION

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Three months ended September 30, 2020:
Balance as of July 1, 2020	$(2,628)	$—	$(2,628)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(1,046)	—	(1,046)
Settlements	—	—	—
Ending balance as of September 30, 2020 (2)	$(3,674)	$—	$(3,674)
Three months ended September 30, 2019:
Balance as of July 1, 2019	$(2,992)	$—	$(2,992)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(133)	—	(133)
Settlements	(9)	—	(9)
Ending balance as of September 30, 2019 (2)	$(3,134)	$—	$(3,134)
Nine months ended September 30, 2020:
Balance as of January 1, 2020	$(2,976)	$—	$(2,976)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(952)	—	(952)
Settlements	254	—	254
Ending balance as of September 30, 2020 (2)	$(3,674)	$—	$(3,674)
Nine months ended September 30, 2019:
Balance as of January 1, 2019	$(2,774)	$(2,488)	$(5,262)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	8,015	436	8,451
Settlements	(8,375)	2,052	(6,323)
Ending balance as of September 30, 2019 (2)	$(3,134)	$—	$(3,134)

(1)

All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.

NOTE 13. COMMON STOCK

During the second quarter of 2020, the Company entered into four separate sales agency agreements under which the sales agents may offer and sell new shares of the Company’s common stock from time to time. The Company issued 0.8 million shares and 1.4 million shares during the three and nine months ended September 30, 2020, respectively, under the new sales agency agreements. These agreements provide for the offering of a maximum of approximately 3.2 million shares, of which approximately 1.8 million shares remain unissued as of September 30, 2020.

AVISTA CORPORATION

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $2,556 and $2,727, respectively	$9,614	$10,259

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three and nine months ended September 30 (dollars in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 30,		Nine months ended September 30,
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2020	2019	2020	2019
Amortization of defined benefit pension items
Amortization of net prior service cost (a)	$(200)	$(200)	$(600)	$(600)
Amortization of net loss (a)	3,120	3,852	9,341	11,268
Adjustment due to effects of regulation (a)	(2,642)	(3,447)	(7,925)	(10,057)
Total before tax (b)	278	205	816	611
Tax expense (b)	(58)	(43)	(171)	(128)
Net of tax (b)	$220	$162	$645	$483
(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 6 for additional details).
(b)	Description is also the affected line item on the Condensed Consolidated Statement of Income

NOTE 15. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORP. SHAREHOLDERS

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Avista Corp. shareholders	$4,876	$5,090	$70,753	$146,203
Denominator:
Weighted-average number of common shares outstanding-basic	68,194	66,265	67,638	65,964
Effect of dilutive securities:
Performance and restricted stock awards	143	86	131	86
Weighted-average number of common shares outstanding-diluted	68,337	66,351	67,769	66,050
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$0.07	$0.08	$1.05	$2.22
Diluted	$0.07	$0.08	$1.04	$2.21

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

In August 2018, the Court of Appeals issued a "Published Opinion" (Opinion) which concluded that the WUTC's use of an attrition allowance to calculate Avista Corp.'s rate base violated Washington law. In the Opinion, the Court stated that because the projected additions to rate base in the future were not "used and useful" for service at the time the request for the rate increase was made, they may not lawfully be included in the Company's rate base to justify a rate increase. Accordingly, the Court concluded that the WUTC erred in including an attrition allowance in the calculation of Avista Corp.’s electric and natural gas rate base. The Court noted, however, that the law does not prohibit an attrition allowance in the calculation, for ratemaking purposes, of recoverable operating and maintenance expense. Since the WUTC order provided one lump sum attrition allowance without distinguishing what portion was for rate base and which was for operating and maintenance expenses or other considerations, the Court struck all portions of the attrition allowance attributable to Avista Corp.'s rate base and reversed and remanded the case for the WUTC to recalculate Avista Corp.’s rates without including an attrition allowance in the calculation of rate base.

In March 2020, the Company received an order from the WUTC that will require it to refund $8.5 million to electric and natural gas customers. The Company will refund $4.9 million to electric customers and $3.6 million to natural gas customers. The Company previously recorded a customer refund liability of $3.6 million in 2019.

Boyds Fire (State of Washington Department of Natural Resources v. Avista)

In August 2019, the Company was served with a complaint, captioned “State of Washington Department of Natural Resources v. Avista Corporation,” seeking recovery up to $4.4 million for fire suppression and investigation costs and related expenses incurred in connection with a wildfire that occurred in Ferry County, Washington in August 2018. Specifically, the complaint alleges that the fire, which became known as the “Boyds Fire,” was caused by a dead ponderosa pine tree falling into an overhead distribution line, and that Avista Corp. was negligent in failing to identify and remove the tree before it came into contact with the line. Avista Corp. disputes that the tree in question was the cause of the fire and that it was negligent in failing to identify and remove it. Additional lawsuits have subsequently been filed by private landowners seeking property damages, and holders of insurance subrogation claims seeking recovery of insurance proceeds paid.

All four suits were filed in the Superior Court of Ferry County, Washington. The Company intends to vigorously defend itself in the litigation. However, the Company cannot predict the outcome of these matters.

Labor Day Windstorm

On September 7, 2020, a severe windstorm swept through eastern Washington and northern Idaho. The extreme weather event resulted in customer outages, was the proximate cause of multiple wildfires in the region and impacted electric utilities throughout the Pacific

AVISTA CORPORATION

Northwest. With respect to wildfires, the Company’s investigation determined that the primary cause of the fires was extreme high winds. To date, the Company has not found any evidence that the fires were caused by any deficiencies in its equipment, maintenance activities or vegetation management practices. However, the Company has become aware of instances where, during the course of the storm, otherwise healthy trees and limbs, located in areas outside its maintenance right-of-way, broke under the extraordinary wind conditions and caused damage to its energy delivery system at or near what is believed to be the potential area of origin of a wildfire. Those instances include what has been referred to as: the Babb Road fire (near Malden and Pine City, Washington); the Christensen Road fire (near Airway Heights, Washington); and the Mile Marker 49 fire (near Orofino, Idaho). These wildfires covered, in total, approximately 22,000 acres. The Company currently estimates approximately 230 residential, commercial and other structures were impacted. Parallel investigations by applicable state agencies, including the Washington Department of Natural Resources, are ongoing, and the Company is cooperating with those efforts.

The Company’s investigation has found no evidence of negligence, and the Company intends to vigorously defend any claims for damages that may be asserted against it with respect to the wildfires arising out of the extreme wind event.

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2020:
Operating revenues	$263,564	$8,815	$272,379	$267	$—	$272,646
Resource costs	77,843	942	78,785	—	—	78,785
Other operating expenses	82,151	3,400	85,551	1,697	—	87,248
Depreciation and amortization	51,499	2,454	53,953	146	—	54,099
Income (loss) from operations	28,284	1,790	30,074	(1,576)	—	28,498
Interest expense (2)	24,277	1,561	25,838	131	(29)	25,940
Income taxes	1,060	59	1,119	(260)	—	859
Net income (loss) attributable to Avista Corp. shareholders	5,546	268	5,814	(938)	—	4,876
Capital expenditures (3)	105,494	2,860	108,354	803	—	109,157
For the three months ended September 30, 2019:
Operating revenues	$274,931	$7,790	$282,721	$1,049	$—	$283,770
Resource costs	98,397	(73)	98,324	—	—	98,324
Other operating expenses (4)	76,749	3,363	80,112	1,450	—	81,562
Depreciation and amortization	47,631	2,421	50,052	134	—	50,186
Income (loss) from operations	28,998	1,780	30,778	(535)	—	30,243
Interest expense (2)	24,634	1,596	26,230	149	(186)	26,193
Income taxes	125	82	207	(338)	—	(131)
Net income (loss) attributable to Avista Corp. shareholders	5,966	197	6,163	(1,073)	—	5,090
Capital expenditures (3)	118,141	2,836	120,977	920	—	121,897
For the nine months ended September 30, 2020:
Operating revenues	$909,109	$31,014	$940,123	$1,345	$—	$941,468
Resource costs	274,468	1,829	276,297	—	—	276,297
Other operating expenses	256,570	9,681	266,251	3,716	—	269,967
Depreciation and amortization	161,934	7,348	169,282	569	—	169,851
Income (loss) from operations	137,219	11,337	148,556	(2,939)	—	145,617
Interest expense (2)	73,449	4,709	78,158	393	(161)	78,390
Income taxes	460	1,840	2,300	(828)	—	1,472
Net income (loss) attributable to Avista Corp. shareholders	69,130	4,991	74,121	(3,368)	—	70,753
Capital expenditures (3)	291,417	6,417	297,834	1,389	—	299,223
For the nine months ended September 30, 2019:
Operating revenues	$942,441	$27,414	$969,855	$11,208	$—	$981,063
Resource costs	325,615	(1,505)	324,110	—	—	324,110
Other operating expenses (4)	261,934	9,551	271,485	15,137	—	286,622
Depreciation and amortization	147,208	7,237	154,445	498	—	154,943
Income (loss) from operations	130,200	11,309	141,509	(4,427)	—	137,082
Interest expense (2)	73,214	4,787	78,001	885	(823)	78,063
Income taxes	25,722	1,825	27,547	598	—	28,145
Net income attributable to Avista Corp. shareholders	139,086	4,825	143,911	2,292	—	146,203
Capital expenditures (3)	313,747	7,218	320,965	1,104	—	322,069
Total Assets:
As of September 30, 2020:	$5,916,490	$269,907	$6,186,397	$108,681	$(11,947)	$6,283,131
As of December 31, 2019:	$5,713,268	$271,393	$5,984,661	$113,390	$(15,595)	$6,082,456

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.
(3)	The capital expenditures for the other businesses are included in other investing activities on the Condensed Consolidated Statements of Cash Flows.
(4)

Other operating expenses for Avista Utilities for the nine months ended September 30, 2019 include merger transaction costs which are separately disclosed on the Condensed Consolidated Statements of Income.

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

When all escrow amounts are released, the sale transaction will provide cash proceeds to Avista Corp., net of payments to the minority holder, contractually obligated compensation payments and other transaction expenses, of $16.5 million and result in a net gain of $2.3 million recognized in the nine months ended September 30, 2019. The Company expects to receive the full amount of its portion of the escrow accounts; therefore, the full amounts have been included in the gain calculation. The gross gain is included in "Other income," the transaction expenses paid are included in "Non-utility Other operating expenses" and any taxes associated with the sale are included in "Income tax expense" on the Condensed Consolidated Statements of Income.

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

To the Shareholders and Board of Directors of

Avista Corporation

Spokane, Washington

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of September 30, 2020, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and nine-month periods ended September 30, 2020 and 2019 and of cash flows for the nine-month periods ended September 30, 2020 and 2019 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 3, 2020

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

Business Segments

Our business segments have not changed during the nine months ended September 30, 2020. See the 2019 Form 10-K as well as “Note 17 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Avista Utilities	$5,546	$5,966	$69,130	$139,086
AEL&P	268	197	4,991	4,825
Other	(938)	(1,073)	(3,368)	2,292
Net income attributable to Avista Corp. shareholders	$4,876	$5,090	$70,753	$146,203

Executive Level Summary

Overall Results

Net income attributable to Avista Corp. shareholders was $4.9 million for the three months ended September 30, 2020, compared to $5.1 million for the three months ended September 30, 2019. Net income was $70.8 million for the nine months ended September 30, 2020, compared to $146.2 million for the nine months ended September 30, 2019.

Avista Utilities' net income for the three and nine months ended September 30, 2020 decreased compared to the three and nine months ended September 30, 2019. For the third quarter, our earnings decreased due to higher operating expenses, primarily from increased bad debt, and decreased loads resulting from COVID-19, which was partially offset by higher utility margin due to lower power supply costs, rate relief in Washington and Oregon, and customer growth. For the year-to-date, earnings were lower than in 2019 primarily due to the receipt, in the first quarter of 2019, of a $103 million termination fee from Hydro One (see "Note 18 of the Notes to Condensed Consolidated Financial Statements") which was partially offset by associated expenses of $19.7 million pre-tax. In addition, in the first nine months of 2020, we recorded an accrual for customer refunds related to the outcome of the 2015 Washington general rate cases outcome (see "Regulatory Matters"), an accrual for disallowed replacement power during an unplanned outage at Colstrip (see "Regulatory Matters"). For the year-to-date period, we also had an increase in other operating expenses and depreciation and amortization, which were partially offset by a decrease in our income tax expense and resource costs.

AEL&P net income increased slightly, primarily due to higher sales volumes to residential and commercial customers in 2020 as a result of cooler than usual weather.

The decrease in net income at our other businesses for the year-to-date was primarily due to the sale of METALfx in 2019. In addition, we had impairment losses and the write-off of a note receivable in the first three quarters of 2020, which was partially offset by investment gains associated with our equity investments.

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

During the third quarter of 2020, we continued to experience supply chain delays due to the effects of the COVID-19 pandemic that have impacted the delivery times of some of our materials and equipment, with delays ranging from a couple weeks up to eight weeks in some cases. At this time, the delays are being managed with minimal impact. The issues that could potentially result from future delays are being proactively mitigated through several planning and review activities, but could have an impact on our planned projects going forward.

Although we have not experienced any significant issues to date, it is possible that COVID-19 could have a negative impact on the ability of vendors or contractors to perform, which could increase operating costs and delay and/or increase the costs of capital projects.

Results of Operations

In the three months ended September 30, 2020, when compared to normal, there was a decrease of approximately 2 percent on overall electric load, which consisted of approximately a 6 percent decrease in both commercial and industrial, which was partially offset by an increase of 5 percent in residential. We expect a gradual economic recovery and prolonged high unemployment that will depress load and customer growth into 2021. We have decoupling and other regulatory mechanisms in Washington, Idaho and Oregon, which mitigate the impact of changes in loads and revenues for residential and certain commercial customer classes. There are limitations on increases in decoupling surcharges in a particular year and revenue recognition criteria established by GAAP. Although we expect to ultimately recognize all decoupling revenue, there can be a delay in revenue recognition. Over 90 percent of our utility revenue is covered by regulatory mechanisms.

We have suspended customer disconnections and late fees for non-payment; however, in Idaho, the IPUC approved resuming disconnections and late fees. Due to the economic downturn, our bad debt expense increased by $4.7 million in the third quarter and $8.0 million for the nine months ended September 30, 2020 as compared to our original forecast. We expect bad debt expense to increase by an additional $3.5 million for the remainder of 2020 as compared to our original forecast. In the first nine months of 2020, we deferred $2.5 million of the incremental bad debt expense related to our Idaho operations.

We expect to offset some of the negative impacts of COVID-19 at Avista Utilities with cost savings and benefits from the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). We have filed petitions for an accounting order in each of our jurisdictions to defer the recognition of COVID-19 expenses as well as identified cost savings of other COVID-19 related benefits. See “Note 1 of Notes to Condensed Consolidated Financial Statements.”

AVISTA CORPORATION

CARES Act

In March 2020, the CARES Act, an economic stimulus package in response to COVID-19, was signed into law. The CARES Act contains corporate income tax provisions, including providing temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of social security taxes, and the creation of certain refundable employee retention credits. We expect to be able to utilize $6.6 million ($7.9 million pre-tax) of benefits from the CARES Act to offset increased costs associated with the COVID-19 pandemic. The benefits we expect to utilize are primarily derived from net operating loss carrybacks.

Financial Condition, Liquidity and Cash Flows

For 2020, we expect our net cash flows from operations to decrease primarily due to lower revenues from retail sales of electricity and natural gas and lower payments from customers.

We do not expect the impact of COVID-19 to change our estimate of utility capital expenditures for 2020.

As of September 30, 2020, we had $324.4 million of available liquidity under the Avista Corp. $400.0 million committed line of credit and $25.0 million under the AEL&P committed line of credit. In April 2020, we entered into a one-year credit agreement with two financial institutions in the amount of $100.0 million. We borrowed the entire $100.0 million available under this agreement.

After considering the impacts of COVID-19, including lower net operating cash flows, and the issuances of long-term debt and equity during 2020, we expect net cash flows from operations, together with cash available under our committed lines of credit and the $100.0 million borrowed under the new credit agreement, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

In addition to any of the issues identified above, we cannot predict the duration and severity of the COVID-19 global pandemic. The longer and more severe the economic restrictions and business disruption is, the greater the impact on our operations, results of operations, financial condition and cash flows will be.

Executive Order re Securing the United States Bulk Power System

In May 2020, the President of the United States signed an Executive Order titled “Securing the United States Bulk-Power System.”  The executive order purports to limit the acquisition, importation, transfer or installation of bulk power system equipment sourced from foreign adversaries.  At this time, and pending future rulemaking, the full scope of the order is not yet known. We are currently evaluating the potential impacts of the order, and will seek recovery of any associated costs through the ratemaking process.

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

In August 2018, the Court of Appeals issued a "Published Opinion" (Opinion) which concluded that the WUTC's use of an attrition allowance to calculate Avista Corp.'s rate base violated Washington law. In the Opinion, the Court stated that because the projected additions to rate base in the future were not "used and useful" for service at the time the request for the rate increase was made, they may not lawfully be included in our rate base to justify a rate increase. Accordingly, the Court concluded that the WUTC erred in including an attrition allowance in the calculation of our electric and natural gas rate base. The Court noted, however, that the law does not prohibit an attrition allowance in the calculation, for ratemaking purposes, of recoverable operating and maintenance expense. Since the WUTC order provided one lump sum attrition allowance without distinguishing what portion was for rate base and which was for operating and maintenance expenses or other considerations, the Court struck all portions of the attrition allowance attributable to our rate base and reversed and remanded the case for the WUTC to recalculate our rates without including an attrition allowance in the calculation of rate base.

In March 2020, we received an order from the WUTC that requires us to refund $8.5 million to electric and natural gas customers. We are refunding $4.9 million to electric customers and $3.6 million to natural gas customers. We previously recorded a customer refund liability of $3.6 million in 2019. The refund will be returned to customers over a twelve-month period that began on April 1, 2020.

2019 General Rate Cases

In March 2020, we received an order from the WUTC that approved the partial multi-party settlement agreement that was filed in November 2019. The approved rates are designed to increase annual base electric revenues by $28.5 million, or 5.7 percent, and annual natural gas base revenues by $8.0 million, or 8.5 percent, effective April 1, 2020. The revenue increases are based on a 9.4 percent return on equity (ROE) with a common equity ratio of 48.5 percent and a rate of return on rate (ROR) base of 7.21 percent.

As part of the WUTC order, we are returning approximately $40 million from the ERM rebate to customers over a two-year period. The ERM rebate includes approximately $3 million that was recently disallowed by the WUTC for the cost of replacement power during an unplanned outage at the Colstrip generating facility in 2018. The WUTC directed us to return a larger portion of the ERM rebate during the first year to achieve a net-zero billed impact to electric customers.

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

2020 General Rate Cases

In October 2020, we filed electric and natural gas general rate cases with the WUTC. We have requested an overall increase in base electric revenues of $44.2 million (or 8.3 percent), which would be entirely offset by a tax credit to customers of the same amount.

AVISTA CORPORATION

Additionally, we have requested an overall increase in base natural gas revenues of $12.8 million (or 12.2 percent), which would be entirely offset by a tax credit to customers of the same amount. The revenue increases are based on a 9.9 percent ROE with a common equity ratio of 50 percent and a ROR of 7.43 percent.

Included in our general rate case requests are the recovery of our Advanced Metering Infrastructure (AMI) Project costs. AMI project costs represented 42 percent of our electric base rate request and 54 percent of our natural gas base rate request.

See “Note 7 of the Notes to Condensed Consolidated Financial Statements” for further discussion on the tax credit to customers.

Idaho General Rate Cases

2019 General Rate Cases

In October 2019, Avista Corp. and all parties to our electric general rate case reached a settlement agreement that was approved by the IPUC. New rates went into effect on December 1, 2019.

The rates that went into effect are designed to decrease annual base electric revenues by $7.2 million (or 2.8 percent), effective December 1, 2019. The settlement revenue decreases are based on a 9.5 percent ROE with a common equity ratio of 50 percent and a ROR on rate base of 7.35 percent, which is a continuation of current levels. This outcome is in line with our expectations.

The primary element of the difference in the agreed upon base revenues in the settlement agreement from our original request is that the settlement includes the continued recovery of costs for our wind generation power purchase agreements, which will include Palouse Wind and Rattlesnake Flat, through the PCA mechanism rather than through base rates.

2021 General Rate Cases

We expect to file electric and natural gas general rate cases with the IPUC in the first quarter of 2021. We delayed the filing of this case in order to capture in rates a level of plant and costs that will be more reflective of the rate effective period.

Oregon General Rate Cases

2019 General Rate Case

In October 2019, the OPUC approved the all-party settlement agreements filed in the third quarter of 2019. New rates went into effect on January 15, 2020.

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

2020 General Rate Case

In March 2020, we filed a natural gas general rate case with the OPUC. We have requested an overall increase in base natural gas rates of 9.8 percent (designed to increase annual natural gas revenues by $6.8 million). Our request was based on a proposed ROR on rate base of 7.50 percent with a common equity ratio of 50 percent and a 9.9 percent ROE.

Through several settlement stipulations the parties have resolved all issues in the general rate case. The settlements are designed to increase annual base revenue by $4.4 million, or 6.3 percent effective January 15, 2021. The agreed-upon ROE is 9.4 percent, with a common equity ratio of 50 percent and a proposed ROR of 7.24 percent. The settlements are before the OPUC, and we expect an order in the fourth quarter of 2020.

AVISTA CORPORATION

AMI Project

In March 2016, the WUTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our ongoing project to replace our existing electric meters with new two-way digital meters and the related software and support services through our AMI project in Washington State. As of September 30, 2020, the estimated future undepreciated value for the existing electric meters was $21.8 million. In September 2017, the WUTC also approved our request to defer the undepreciated net book value of existing natural gas encoder receiver transmitters (ERT) (consistent with the accounting treatment we obtained on our existing electric meters) that are being retired as part of the AMI project. As of September 30, 2020, the estimated future undepreciated value for the existing natural gas ERTs was $2.3 million.

In September 2017, the WUTC approved a Petition to defer the depreciation expense associated with the AMI project, along with a carrying charge. We have included a request to seek recovery of our AMI costs in our 2020 Washington general rate cases.

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

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions was an asset of $1.7 million as of September 30, 2020 and a net liability of $3.2 million as of December 31, 2019.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. See the 2019 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM were a liability of $39.6 million as of September 30, 2020, compared to a liability of $37.0 million as of December 31, 2019. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.

The cumulative rebate balance exceeds $30 million and as a result, our 2019 filing contained a proposed rate refund. The ERM proceeding was considered with our 2019 general rate case proceeding and a refund was approved and is being returned to customers over a two-year period that began on April 1, 2020. See further discussion in the section "Washington General Rate Cases" above.

Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $0.7 million as of September 30, 2020 and $0.3 million as of December 31, 2019. These deferred power cost balances represent amounts due from customers.

AVISTA CORPORATION

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

Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $20.9 million as of September 30, 2020 and $24.3 million as of December 31, 2019. These decoupling assets represent amounts due from customers. Total net earnings sharing balances among all jurisdictions were regulatory liabilities of $0.7 million as of September 30, 2020 and December 31, 2019. These earnings sharing liabilities represent amounts due to customers.

See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2020 and 2019 related to the decoupling and earnings sharing mechanisms.

COVID-19 Deferrals

See “Note 1 of the Notes to Condensed Consolidated Financial Statements” for discussion on COVID-19 deferrals.

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

AVISTA CORPORATION

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following graph shows the total change in net income attributable to Avista Corp. shareholders for the third quarter of 2020 compared to the third quarter of 2019, as well as the various factors that caused such change (dollars in millions):

Utility revenues decreased at Avista Utilities when compared to the third quarter of 2019. The decrease was primarily a result of a decrease in sales of fuel and wholesale natural gas sales, both of which were a result of our optimization activities. There was a decrease in electric decoupling revenue primarily due to the amortization of decoupling surcharges from prior years and current year decoupling rebates to residential customers due to higher usage compared to normal. The above decreases were partially offset by an overall increase in electric load of 0.5 percent when compared to the third quarter of 2019, which consisted of a 7 percent increase in residential load and decreases of 5 percent and 3 percent in commercial and industrial load, respectively. AEL&P's revenues increased from an increase in sales volumes due to weather that was cooler than the prior year.

Utility resource costs decreased at Avista Utilities due to lower fuel for generation and other fuel costs, as well as lower natural gas purchases. There was an increase at AEL&P due to an increase in deferred power supply expenses.

The increase in utility operating expenses was primarily due to increases in bad debt expense, which were partially offset by decreases in Avista Utilities’ generation and distribution operating and maintenance costs.

Utility depreciation and amortization increased due to additions to utility plant.

The increase in other was primarily related to a decrease in net loss on investments in the third quarter of 2020 compared to the third quarter of 2019.

Income taxes increased primarily due to an annual book to tax return adjustment that increased expenses in the third quarter of 2020 compared to a favorable adjustment in 2019.

AVISTA CORPORATION

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The following graph shows the total change in net income attributable to Avista Corp. shareholders for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as well as the various factors that caused such change (dollars in millions):

Utility revenues decreased at Avista Utilities primarily due to an overall decrease in electric load of 3 percent when compared to the year-to-date 2019, which consisted of a 6 percent and a 5 percent decrease in commercial and industrial load, respectively. The decreases in commercial and industrial were partially offset by a 1 percent increase in residential electric load when compared to the year-to-date 2019. The outcome from the 2015 Washington general rate cases decreased revenue by $4.9 million. The above decreases were partially offset by an increase from electric and natural gas decoupling rates, higher PGA rates and customer growth. AEL&P's revenues increased from an increase in sales volumes due to weather that was cooler than the prior year.

Non-utility revenues decreased due to the sale of METALfx, which occurred in April 2019.

Utility resource costs decreased at Avista Utilities due to lower fuel for generation and other fuel costs, as well as lower natural gas purchases. There was an increase at AEL&P due to an increase in deferred power supply expenses.

The increase in utility operating expenses was due to an increase at Avista Utilities primarily related to increases in generation and distribution operating and maintenance costs, an accrual for disallowed replacement power during an unplanned outage at Colstrip (see "Regulatory Matters"), and an increase in bad debt expense. There was a decrease in utility operating expenses due to a $7.0 million donation commitment made in the second quarter of 2019 that was a one-time donation.

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

Income taxes decreased primarily due to a decrease in income before taxes. Our effective tax rate was 2.0 percent for the nine months ended September 30, 2020, compared to 16.2 percent for nine months ended September 30, 2019. The tax rate was lower in both 2020 and 2019 due to the offset of deferred income taxes against accelerated depreciation for Colstrip as provided in the 2019 Washington general rate case settlement, which was recorded in the second quarter 2020. This amounted to $8.4 million in 2020 as compared to $5.1 million in 2019. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

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

AVISTA CORPORATION

Results of Operations - Avista Utilities

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30, 2020 and 2019 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues, and deferrals/amortizations to customers related to federal income tax law changes.

AVISTA CORPORATION

Total electric operating revenues in the graph above include intracompany sales of $10.2 million and $8.5 million for the three months ended September 30, 2020 and 2019, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2020	2019
Current year decoupling deferrals (a)	$(1,316)	$5,361
Amortization of prior year decoupling deferrals (b)	(4,067)	563
Total electric decoupling revenue	$(5,383)	$5,924

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

Total electric revenues decreased $6.9 million for the third quarter of 2020 as compared to the third quarter of 2019. The primary fluctuations that occurred during the period were as follows:

•	a $4.9 million increase in retail electric revenue due to an increase in revenue per MWh (increased revenues $4.3 million) and an increase in total MWhs sold (increased revenues $0.6 million).
o

The increase in total retail MWhs sold was primarily the result of an increase in residential sales volumes and customer growth. This was partially offset by a decrease in commercial and industrial sales volumes mostly due to COVID-19 impacts. In addition, weather was warmer than normal and warmer than the prior year, which increased cooling loads. Compared to the third quarter of 2019, residential electric use per customer increased 5 percent,

AVISTA CORPORATION

commercial use per customer decreased 6 percent and industrial use per customer decreased 1 percent. Cooling degree days in Spokane were 5 percent above normal and 26 percent above the prior year. Heating degree days in Spokane were 36 percent below normal, and 44 percent below the third quarter of 2019.

o

The increase in revenue per MWh was primarily due to an increase in decoupling rates (as there was a decoupling surcharge in 2020 compared to a decoupling rebate in 2019) and also a general rate increase in Washington, effective April 1, 2020. This was partially offset by a general rate decrease in Idaho, effective December 1, 2019.

•

a $0.6 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $2.0 million), partially offset by a decrease in sales volumes (decreased revenues $1.4 million). The fluctuation in volumes was primarily the result of how much we were able to optimize our generation assets as compared to the prior year.

•	a $4.6 million decrease in sales of fuel as part of thermal generation resource optimization activities.
•

an $11.3 million decrease in electric decoupling revenue primarily due to the amortization of decoupling surcharges from prior years and current year decoupling rebates to residential customers due to higher usage compared to normal, partially related to the Stay-at-Home orders from the Washington government and warmer than normal weather. The above amounts were partially offset by decoupling surcharges to non-residential customers as commercial usage was down compared to normal during the third quarter primarily due to COVID-19 impacts.

•	a $3.6 million increase in other primarily related to an increase in transmission revenue and the amortization of the 2015 remand accrual.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended September 30, 2020 and 2019 (dollars in millions and therms in thousands):

(1)

This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues, and deferrals/amortizations to customers related to federal income tax law changes.

AVISTA CORPORATION

Total natural gas operating revenues in the graph above include intracompany sales of $13.8 million and $14.1 million for the three months ended September 30, 2020 and 2019, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2020	2019
Current year decoupling deferrals (a)	$1,540	$(422)
Amortization of prior year decoupling deferrals (b)	(129)	535
Total natural gas decoupling revenue	$1,411	$113
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

Total natural gas revenues decreased $3.2 million for the third quarter of 2020 as compared to the third quarter of 2019. The primary fluctuations that occurred during the period were as follows:

•

a $0.3 million increase in natural gas retail revenues (including industrial, which is included in other) due to an increase in retail rates (increased revenues $3.2 million), mostly offset by a decrease in volumes (decreased revenues $2.9 million).

o	Retail rates increased from higher PGA rates, decoupling rate increases and general rate increases in Oregon, effective January 15, 2020 and Washington, effective April 1, 2020.

AVISTA CORPORATION

o

Retail natural gas sales volumes decreased in the third quarter of 2020 as compared to the third quarter of 2019 primarily due to lower commercial and industrial usage related to COVID-19, as well as lower residential usage. The residential usage decrease was primarily related to weather that was warmer than the prior year and warmer than normal which decreased heating loads. The decrease in usage was partially offset by customer growth in the third quarter. Compared to the third quarter of 2019, residential use per customer decreased 10 percent, commercial use per customer decreased 22 percent and industrial use per customer decreased 6 percent. Heating degree days in Spokane were 36 percent below normal and 44 percent below the third quarter of 2019. Heating degree days in Medford were 57 percent below normal and 79 percent below the third quarter of 2019.

•

a $5.7 million decrease in wholesale natural gas revenues due to a decrease in volumes (decreased revenues $6.0 million), partially offset by an increase in prices (increased revenues $0.3 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•

a $1.3 million increase in natural gas decoupling revenue primarily related to decoupling surcharges in the third quarter 2020 resulting from weather that was warmer than normal and lower commercial usage due to COVID-19 impacts.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended September 30, 2020 and 2019:

	Electric Customers		Natural Gas Customers
	2020	2019	2020	2019
Residential	350,831	343,345	327,073	319,634
Commercial	43,510	42,846	36,074	35,604
Interruptible	—	—	40	43
Industrial	1,297	1,301	239	243
Public street and highway lighting	629	615	—	—
Total retail customers	396,267	388,107	363,426	355,524

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the three months ended September 30, 2020 and 2019 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $13.8 million and $14.1 million for the three months ended September 30, 2020 and 2019, respectively.

Total electric resource costs decreased $14.2 million for the third quarter of 2020 as compared to the third quarter of 2019. The primary fluctuations that occurred during the period were as follows:

•

a $2.6 million decrease in power purchased due to a decrease in wholesale prices (decreased costs $6.1 million), partially offset by an increase in the volume of power purchases (increased costs $3.5 million). The fluctuation in volumes was primarily the result of how much we were able to optimize our generation assets as compared to the prior year.

•

a $5.7 million decrease in fuel for generation primarily related to lower thermal generation due to higher hydroelectric generation as compared to the third quarter of 2019. There was also a decrease in total MWhs sold (which required less fuel for electric generation).

•

a $2.5 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	a $3.3 million decrease in other electric resource costs, primarily related to increased amortizations associated with the Washington ERM and a residential exchange credit.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $10.2 million and $8.5 million for the three months ended September 30, 2020 and 2019, respectively.

Total natural gas resource costs decreased $5.1 million for the third quarter of 2020 as compared to the third quarter of 2019 primarily due to the following:

•

a $4.2 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $12.3 million), partially offset by a decrease in volumes (decreased costs $8.1 million).

•	a $9.2 million decrease from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 17 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues	$225,416	$232,320	$62,107	$65,266	$(23,959)	$(22,655)	$263,564	$274,931
Resource costs	65,527	79,698	36,275	41,354	(23,959)	(22,655)	$77,843	$98,397
Utility margin	$159,889	$152,622	$25,832	$23,912	$—	$—	$185,721	$176,534

Electric utility margin increased $7.3 million and natural gas utility margin increased $1.9 million.

Electric utility margin increased primarily due to a decrease in net power supply costs as compared to the prior year as costs in the prior year were higher than those recovered through our rates (authorized costs), whereas in 2020 they were lower than authorized costs. For the third quarter of 2020, we had a $0.3 million pre-tax benefit under the ERM in Washington, compared to a $2.4 million pre-tax expense for the third quarter of 2019. We also had customer growth and general rate increases in Washington, effective April 1, 2020, which contributed to additional margin. The above increases were partially offset by lower commercial and industrial loads, mainly due to COVID-19, and a portion of these loads, primarily industrial loads, are not covered by our decoupling mechanisms.

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

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30, 2020 and 2019 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues, and deferrals/amortizations to customers related to federal income tax law changes.

AVISTA CORPORATION

Total electric operating revenues in the graph above include intracompany sales of $25.1 million and $34.3 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the nine months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2020	2019
Current year decoupling deferrals (a)	$9,657	$7,839
Amortization of prior year decoupling deferrals (b)	(12,333)	2,172
Total electric decoupling revenue	$(2,676)	$10,011

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

Total electric revenues decreased $33.0 million for the first nine months of 2020 as compared to the first nine months of 2019. The primary fluctuations that occurred during the period were as follows:

•

a $6.8 million decrease in retail electric revenue due to a decrease in total MWhs sold (decreased revenues $18.2 million), partially offset by an increase in revenue per MWh (increased revenues $11.4 million).

AVISTA CORPORATION

o

The decrease in total retail MWhs sold was primarily the result of a decrease in sales volumes to commercial customers and Washington industrial customers due to a combination of impacts associated with COVID-19, as well as weather that was milder than normal and the prior year during the first nine months of the year. These were partially offset by residential and commercial customer growth. Compared to the first nine months of 2019, residential electric use per customer decreased 1 percent, commercial use per customer decreased 7 percent and industrial use per customer increased 1 percent. The industrial increase was all related to Idaho as Washington saw a 9 percent decrease in industrial use per customer. Heating degree days in Spokane were 8 percent below normal and 11 percent below the first nine months of 2019. Cooling degree days were 2 percent above normal, but 12 percent below the first nine months of 2019.

o

The increase in revenue per MWh was primarily due to an increase in decoupling rates (as there was a decoupling surcharge in 2020 compared to a decoupling rebate in 2019) and a general rate increase in Washington, effective April 1, 2020. This was partially offset by a general rate decrease in Idaho, effective December 1, 2019.

•	a $15.4 million decrease in sales of fuel as part of thermal generation resource optimization activities.
•

a $12.7 million decrease in electric decoupling revenue primarily related to the amortization of decoupling surcharges from prior years. This was partially offset by decoupling surcharges for non-residential customers as commercial usage was down compared to normal during the second and third quarters due to COVID-19 impacts. In addition, weather was milder than normal in the first half of 2020, which also resulted in decoupling surcharges.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the nine months ended September 30, 2020 and 2019 (dollars in millions and therms in thousands):

(1)

This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues, and deferrals/amortizations to customers related to federal income tax law changes.

AVISTA CORPORATION

Total natural gas operating revenues in the graph above include intracompany sales of $37.8 million and $44.4 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the nine months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2020	2019
Current year decoupling deferrals (a)	$641	$(3,390)
Amortization of prior year decoupling deferrals (b)	(1,988)	4,483
Total natural gas decoupling revenue	$(1,347)	$1,093

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

Total natural gas revenues decreased $16.1 million for the first nine months of 2020 as compared to the first nine months of 2019. The primary fluctuations that occurred during the period were as follows:

•

an $18.7 million increase in natural gas retail revenues due to an increase in retail rates (increased revenues $31.4 million), partially offset by a decrease in volumes (decreased revenues $12.7 million).

o	Retail rates increased from higher PGA rates, decoupling rate increases and general rate increases in Oregon, effective January 15, 2020 and Washington, effective April 1, 2020.
o

Retail natural gas sales decreased in the first nine months of 2020 as compared to the first nine months of 2019 primarily due to lower residential, commercial and industrial usage, partially offset by customer growth. Compared

AVISTA CORPORATION

to the first nine months of 2019, residential use per customer decreased 8 percent, commercial use per customer decreased 12 percent and industrial use per customer decreased 11 percent. Heating degree days in Spokane were 8 percent below normal, and 11 percent below the first nine months of 2019. Heating degree days in Medford were normal, but 4 percent below the first nine months of 2019.

•

a $28.7 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $22.8 million) and a decrease in volumes (decreased revenues $5.9 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•

a $2.4 million decrease in natural gas decoupling revenue primarily related to the amortization of decoupling surcharges from prior years. Also, during the first quarter, there were decoupling rebates to customers and this was partially offset by customer surcharges during the second and third quarters, mainly due to weather that was milder than normal and due to the impacts of COVID-19.

•

the $2.1 million decrease in other natural gas revenues was primarily related to a $3.6 million accrual for customer refunds related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the nine months ended September 30, 2020 and 2019:

	Electric Customers		Natural Gas Customers
	2020	2019	2020	2019
Residential	349,890	343,875	326,568	320,084
Commercial	43,399	42,881	36,139	35,715
Interruptible	—	—	40	44
Industrial	1,297	1,307	240	241
Public street and highway lighting	639	607	—	—
Total retail customers	395,225	388,670	362,987	356,084

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the nine months ended September 30, 2020 and 2019 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $37.8 million and $44.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Total electric resource costs decreased $46.0 million for the first nine months of 2020 as compared to the first nine months of 2019. The primary fluctuations that occurred during the period were as follows:

•

a $10.6 million decrease in power purchased due to a decrease in wholesale prices (decreased costs $11.6 million), partially offset by an increase in the volume of power purchases (increased costs $1.0 million). The fluctuation in volumes was primarily the result of changes in how we were able to optimize our generation assets as compared to the prior year.

•

a $15.5 million decrease in fuel for generation primarily related to lower thermal generation due to higher hydroelectric generation as compared to the first nine months of 2019. There was also a decrease in total MWhs sold (which required less fuel for electric generation).

•

an $8.5 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•

an $11.3 million decrease in other electric resource costs, primarily related to increased amortizations associated with the Washington ERM, a residential exchange credit and demand side management programs.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $25.1 million and $34.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Total natural gas resource costs decreased $20.9 million for the first nine months of 2020 as compared to the first nine months of 2019. The primary fluctuations that occurred during the period were as follows:

•	a $54.5 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $44.1 million) and a decrease in volumes purchased (decreased costs $10.4 million).
•

a $33.7 million increase from net amortizations and deferrals of natural gas costs, primarily due to a spike in natural gas prices during the first quarter of 2019 from a natural gas supply disruption in Canada, which resulted in a significant amount of PGA deferrals during that period.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 17 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the nine months ended September 30 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues	$685,409	$718,378	$286,612	$302,709	$(62,912)	$(78,646)	$909,109	$942,441
Resource costs	193,150	239,143	144,230	165,118	(62,912)	(78,646)	$274,468	$325,615
Utility margin	$492,259	$479,235	$142,382	$137,591	$—	$—	$634,641	$616,826

Electric utility margin increased $13.0 million and natural gas utility margin increased $4.8 million.

AVISTA CORPORATION

For the first nine months of 2020, we had a $5.9 million pre-tax benefit under the ERM in Washington, compared to a $1.1 million pre-tax benefit for the first nine months of 2019. For the full year of 2020, we expect to be in a benefit position under the ERM within the 90 percent customer/10 percent Company sharing band. In addition, electric utility margin was positively impacted by a general rate increase in Washington, effective April 1, 2020 and customer growth. The above increase was partially offset by lower commercial and industrial loads in the second and third quarters of 2020, mainly due to COVID-19. A portion of the commercial loads and all of the industrial loads are not covered by our decoupling mechanisms. Also, in the first quarter of 2020 we had an accrual for customer refunds of $1.4 million related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.

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

Results of Operations - Alaska Electric Light and Power Company

Three months ended September 30, 2020 compared to the three months ended September 30, 2019 and nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Net income for AEL&P was $0.3 million for the three months ended September 30, 2020 compared to $0.2 million for the three months ended September 30, 2019. Net income was $5.0 million for the nine months ended September 30, 2020 compared to $4.8 million for the nine months ended September 30, 2019.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three and nine months ended September 30, 2020 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating revenues	$8,815	$7,790	$31,014	$27,414
Resource costs (benefit)	942	(73)	1,829	(1,505)
Utility margin	$7,873	$7,863	$29,185	$28,919

Electric revenues increased for the third quarter of 2020 primarily due to higher sales volumes to residential and commercial customers for 2020 as compared to 2019. This resulted from weather that was cooler than the prior year, as well as more hydroelectric generation than the third quarter of 2019.

AEL&P had low hydroelectric generation during the first three quarters of 2019, which limited energy provided to their interruptible customers. A portion of the sales to interruptible customers is used to reduce the overall cost of power to AEL&P's firm customers. When interruptible sales are below a certain threshold, AEL&P recognizes a regulatory asset and records a reduction to deferred power supply costs (resource costs) to reflect a future billable amount to its firm customers when the cost of power rates are reset. During the first three quarters of 2020, hydroelectric generation returned to normal levels, which resulted in less resource costs compared to the first three quarters of 2019. While the COVID-19 pandemic and a challenged Alaska economy may introduce unpredictability into the remainder of 2020, AEL&P has the capacity to manage costs.

AVISTA CORPORATION

Results of Operations - Other Businesses

Our other businesses had a net loss of $0.9 million for the three months ended September 30, 2020 compared to a net loss of $1.1 million for the three months ended September 30, 2019. A net loss of $3.4 million was recognized for the nine months ended September 30, 2020 compared to net income of $2.3 million for the nine months ended September 30, 2019.

During the first three quarters of 2020, we had impairment losses on some of our investments and the write-off of a note receivable. This is compared to the first three quarters of 2019 that resulted in net investment gains, primarily related to the sale of METALfx. See “Note 19 of the Notes to Condensed Consolidated Financial Statements” for further discussion on the sale of METALfx.

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

Other than COVID-19 impacts, our sources of overall liquidity and the requirements for liquidity have not materially changed in the nine months ended September 30, 2020. See the 2019 Form 10-K for further discussion.

As of September 30, 2020, we had $324.4 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. After considering the impacts of COVID-19, with our $400.0 million credit facility that expires in April 2022 and AEL&P's $25.0 million credit facility that expires in November 2024, we believe that we have adequate liquidity to meet our needs for the next 12 months.

Review of Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $282.5 million for the nine months ended September 30, 2020 compared to $340.5 million for the nine months ended September 30, 2019. The decrease in net cash provided by operating activities primarily relates to a termination fee of $103.0 million (less transaction costs and income taxes of $19.7 million (pre-tax) and $15.7 million, respectively, in 2019) received in 2019 upon the termination of the Hydro One transaction. In addition, we settled interest rate swaps during 2020 and paid a net amount of $33.5 million, compared to a net cash paid of $13.3 million for interest rate swap settlements in 2019.

The above decrease in net cash provided by operating activities was partially offset by power and natural gas deferrals which decreased during 2020 due to lower natural gas prices during the year, which decreased cash flows by $6.5 million as compared to a decrease to operating cash flows of $45.8 million in 2019. As compared to 2019, certain net current assets and liabilities decreased by $41.6 million.

AVISTA CORPORATION

Investing Activities

Net cash used in investing activities was $301.0 million for the nine months ended September 30, 2020, compared to $320.3 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we paid $297.8 million for utility capital expenditures compared to $321.0 million for the nine months ended September 30, 2019. Also, during 2020, we received proceeds from the sale of equity investments (net of cash sold and amounts held in escrow) of $6.6 million.

Financing Activities

Net cash provided by financing activities was $93.3 million for the nine months ended September 30, 2020, compared to cash used of $20.4 million for the nine months ended September 30, 2019. During the third quarter of 2020, we issued long-term debt of $165.0 million. See “Note 10 of Notes to Condensed Consolidated Financial Statements” for further discussion on the issuance of long-term debt. In addition, during the nine months ended September 30, 2020 we decreased our short-term borrowings by $35.8 million as compared to an increase in our short-term borrowings of $17.0 million for the nine months ended September 30, 2019.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases (1)	$59,122	1.4%	$58,928	1.4%
Short-term borrowings	150,000	3.4%	185,800	4.4%
Long-term debt to affiliated trusts	51,547	1.2%	51,547	1.2%
Long-term debt and leases (1)	2,129,606	48.7%	1,961,083	46.7%
Total debt	2,390,275	54.7%	2,257,358	53.8%
Total Avista Corporation shareholders’ equity	1,982,851	45.3%	1,939,284	46.2%
Total	$4,373,126	100.0%	$4,196,642	100.0%

(1)

Lease amounts of $7.1 million and $120.3 million for current and long-term, respectively, are included in other current liabilities and other non-current liabilities and deferred credits on the Condensed Consolidated Balance Sheets.

Our shareholders’ equity increased $43.6 million during the first nine months of 2020 primarily due to net income and the issuance of common stock, partially offset by dividends.

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

The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of September 30, 2020, we were in compliance with this covenant with a ratio of 54.7 percent.

AVISTA CORPORATION

AEL&P has a $25.0 million committed line of credit that expires in November 2024. As of September 30, 2020, there were no borrowings or letters of credit outstanding under this committed line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2020, AEL&P was in compliance with this covenant with a ratio of 52.4 percent.

Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2020	2019
Borrowings outstanding at end of period	$50,000	$169,000
Letters of credit outstanding at end of period	$25,573	$18,603
Maximum borrowings outstanding during the period	$257,000	$190,000
Average borrowings outstanding during the period	$178,537	$114,331
Average interest rate on borrowings during the period	1.28%	3.31%
Average interest rate on borrowings at end of period	1.20%	3.26%

As of September 30, 2020, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

In April 2020, we entered into a $100.0 million credit agreement with an expiration date of April 2021. We borrowed the entire $100.0 million available under this agreement. See "Note 9 of the Notes to Condensed Consolidated Financial Statements."

The credit agreement contains customary covenants and default provisions, including a covenant not to permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of September 30, 2020, we were in compliance with this covenant with a ratio of 54.7 percent.

Liquidity Expectations

During the third quarter of 2020, we issued $165.0 million of long-term debt (see “Note 10 of the Notes to Condensed Consolidated Financial Statements). No further debt issuances are planned for 2020. During 2020, we expect to issue about $70.0 million of equity (including $53.4 million issued during the nine months ended September 30, 2020) to maintain an appropriate capital structure. We intend to use the proceeds from our debt and equity issuances to refinance maturing long-term debt, fund planned capital expenditures and for other general corporate purposes.

After considering the impacts of COVID-19, including the expectation of lower net operating cash flows, and the issuances of long-term debt and equity during 2020, we expect net cash flows from operations, together with cash available under our committed lines of credit to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. Our estimated capital expenditures increased for 2020 from $405 million to $430 million due to higher growth and storm related capital. Our estimates for 2021 and 2022 have not materially changed during the nine months ended September 30, 2020. See the 2019 Form 10-K for further information on our expected capital expenditures.

AVISTA CORPORATION

Off-Balance Sheet Arrangements

As of September 30, 2020, we had $25.6 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $21.5 million as of December 31, 2019.

Pension Plan

Avista Utilities

In the nine months ended September 30, 2020 we contributed $22.0 million to the pension plan and we do not expect further contributions in 2020. We expect to contribute a total of $128.0 million to the pension plan in the period 2021 through 2024, with annual contributions of $42.0 million in 2021 and 2022 and $22.0 million in 2023 and 2024.

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

See "Note 6 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding the pension plan.

Contractual Obligations

Our future contractual obligations have not materially changed during the nine months ended September 30, 2020, except for the following:

•	in April 2020, we entered into a $100.0 million credit agreement with a maturity date of April 2021. See “Note 9 of the Notes to Condensed Consolidated Financial Statements.”
•	in June 2020, we extended the $400.0 million committed line of credit with an expiration date of April 2022. See "Note 8 of the Notes to Condensed Consolidated Financial Statements."
•

on September 30, 2020, the Company issued and sold $165.0 million of 3.07 percent first mortgage bonds due in 2050 pursuant to a bond purchase agreement with institutional investors in the private placement market. See “Note 10 of the Notes to Condensed Consolidated Financial Statements.”

See the 2019 Form 10-K for our contractual obligations.

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the nine months ended September 30, 2020 except as discussed below:

Coal Ash Management/Disposal

In 2015, the EPA issued a final rule regarding coal combustion residuals (CCRs), also termed coal combustion byproducts or coal ash. The CCR rule has been the subject of ongoing litigation. In August 2018, the D.C. Circuit struck down provisions of the rule. Colstrip, of which we are a 15 percent owner of Units 3 & 4, produces this byproduct. In December 2019, a proposed revision to the rule was published in the Federal Register to address the D.C. Circuit's decision. The rule includes technical requirements for CCR landfills and surface impoundments under Subtitle D of the Resource Conservation and Recovery Act, the nation's primary law for regulating solid waste. The Colstrip owners developed a multi-year compliance plan to address the CCR requirements with existing state obligations expressed largely by the 2012 Administrative Order on Consent (AOC) with Montana Department of Environmental Quality (MDEQ). These requirements continue despite the 2018 federal court ruling.

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

Washington Legislation and Regulatory Actions

GHG Reduction Targets

The State of Washington has adopted non-binding targets to reduce GHG (Greenhouse Gas) emissions. The State enacted its targets with an expectation of reaching the targets through a combination of renewable energy standards, eventual carbon pricing mechanisms, such as cap and trade regulation or a carbon tax, and assorted “complementary policies.”  However, no specific reductions are mandated as yet. The State’s targets, originally enacted in 2008, have been evaluated by state institutions against the aims of the Paris Climate Accord of 2016, which include limiting the increase in the global average temperatures to at least below 2 degrees Celsius above pre-industrial levels and pursuing efforts to restrict the temperature increase to 1.5 degrees Celsius above pre-industrial levels. In 2020, the Legislature adjusted the state’s targets, accordingly. Under Washington law, GHG emissions should be reduced to being 95% below 1990 levels (or to five million metric tons) by 2050, with the state achieving net zero emissions by that year. We intend to seek recovery of any new costs associated with these reduction targets, or any new reduction targets, through the regulatory process.

Oregon Legislation and Regulatory Actions

GHG Reduction Targets

The State of Oregon has adopted non-binding targets to reduce GHG emissions. The State enacted its targets with an expectation of reaching the targets through a combination of renewable energy standards, eventual carbon pricing mechanisms, such as cap and trade regulation or a carbon tax, and assorted “complementary policies.”  However, no specific reductions are mandated as yet. The State’s targets have been evaluated by state institutions against the aims of the Paris Climate Accord of 2016, which include limiting the increase in global average temperatures to at least below 2 degrees Celsius above pre-industrial levels and pursuing efforts to restrict the temperature increase to 1.5 degrees Celsius above pre-industrial levels. In March 2020, Oregon Governor Kate Brown issued Executive Order No. 20-04, “Directing State Agencies to Take Actions to Reduce and Regulate Greenhouse Gas Emissions.” The Executive Order launches rulemaking proceedings for every Oregon agency with jurisdiction over greenhouse gas-related matters, with the aim of reducing Oregon’s overall GHG emissions to 80% below 1990 levels by 2050. Oregon agencies, including the Department of Environmental Quality (DEQ) and the Public Utility Commission, issued reports discussing general intent to carry out the Executive Order. DEQ is tasked with developing rules for a cap and reduce program that would apply to Avista’s gas distribution business in Oregon. The agency initiated informal and broad stakeholder consultation in June 2020, which will continue during the remainder of 2020 and shift into formal rulemaking. We cannot reasonably predict what regulatory proceedings will arise from the Executive Order, nor how the state legislature may undertake additional requirements or revise the State's targets in the future. We intend to seek recovery of any new costs associated with these reduction targets, or any new reduction targets, through the regulatory process.

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

AVISTA CORPORATION

The Company continues to work with stakeholders to determine the degree to which TDG abatement reduces future mitigation obligations. The Company has sought, and intends to continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.

Hazardous Air Pollutants (HAPs)

In April 2016, the Mercury Air Toxic Standards (MATS), an EPA rule for coal-and oil-fired sources, became effective for all Colstrip units.  Colstrip has already implemented applicable MATS control measures to comply with the MATS rule, and continues to monitor potential changes in the rule to determine additional compliance obligations, if any.  Colstrip performs compliance assurance stack testing on a quarterly basis to meet the MATS site-wide limitation for Particulate Matter (PM) emissions (0.03 lbs./MMBtu). In June 2018, the Montana Department of Environmental Quality (MDEQ) was notified of a PM emission deviation by Talen Montana, LLC (Talen), the plant operator, for the testing performed in June 2018. As a result, Unit 3 was promptly removed from service. For similar reasons, Unit 4 was removed from service in June 2018.

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

Due to the June 2018 failure to meet the MATS standard, Colstrip Units 3 & 4 were subject to potential MDEQ enforcement action. In lieu of such an action, in December 2019, Talen and MDEQ entered a Stipulated Consent Decree providing for a cash penalty, partially offset by an agreement by Talen to fund specified Supplemental Environmental Projects, as well as additional monitoring activities. The total amount of the cash penalty allocable to the Company is not material.  However, PacifiCorp, PSE, and the Company engaged in a consolidated proceeding before the WUTC to determine the recoverability of replacement power costs incurred during the period that Units 3 & 4 were out of service. In March 2020, the Company received an order from the WUTC, which, among other outcomes, rebated approximately $3 million that was disallowed by the Commission for the cost of replacement power during the unplanned outage at Colstrip in 2018.

Colstrip Coal Contract

Colstrip, which is operated by Talen, is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements. The contract for coal supply extended through 2019. Several of the co-owners of Colstrip, including the Company, have since negotiated an extension to the coal contract that runs through December 31, 2025. In January 2020, the Staff of the WUTC submitted a Petition to Initiate Joint Investigation to the WUTC to investigate the contract. In their petition, the WUTC Staff is proposing one proceeding involving the three joint owners of Colstrip Units 3 & 4 and the focus of their proposed investigation is to review the overall prudency of the new contract and any production tax credits associated with the contract. In March 2020, the WUTC denied the WUTC Staff’s position.

PSE Sale of Its Share of Colstrip Unit 4

In December 2019, PSE announced that it had entered into an agreement to sell its share of Colstrip Unit 4 to NorthWestern Energy, along with certain related transmission rights and assets. The agreement was subject to approval by the WUTC and Montana Public Service Commission. In October 2020, the parties terminated the agreement.

Wildfire Resiliency Plan

We are implementing additional measures to enhance our ability to mitigate the potential for, and impact of, wildfires within our service territories. Building on prevention and response strategies that have been in place many years, we created a new

AVISTA CORPORATION

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

We expect to spend approximately $330 million implementing the plan components over the life of the 10-year plan. We filed deferred accounting requests in Washington and Idaho to defer the cost of the wildfire resiliency plan and seek recovery in future rate filings.

See “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further discussion on wildfires.

Request for Proposals for Renewable Energy

We are seeking proposals from renewable energy project developers who are capable of constructing, owning, and operating up to 120 average MWs (aMWs) whether through one or multiple proposals with a minimum net annual output of 20 aMW. We are not considering a self-build option for this facility or facilities.

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

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2019 Form 10-K and have not materially changed during the nine months ended September 30, 2020, other than the changes noted due to COVID-19. See the 2019 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the nine months ended September 30, 2020, other than the changes noted due to COVID-19. Refer to the 2019 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2019.

AVISTA CORPORATION

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of September 30, 2020 and December 31, 2019 and the amount of additional collateral we would have to post in certain circumstances. In addition, see "Regulatory Matters" for a discussion of commitments we made in Oregon surrounding the independent review of our interest rate hedging practices.

Credit Risk

Avista Utilities' contracts for the purchase and sale of energy commodities can require collateral in the form of cash or letters of credit. As of September 30, 2020, we had no cash deposited as collateral and letters of credit of $21.5 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2019 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2020 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

September 30, 2020
Additional collateral taking into account contractual thresholds	$3,376
Additional collateral without contractual thresholds	3,906

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of September 30, 2020, we had interest rate swap derivatives outstanding with a notional amount totaling $175.0 million and we had cash deposited as collateral in the amount of $10.1 million and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at September 30, 2020, we would potentially be required to post the following additional collateral (in thousands):

September 30, 2020
Additional collateral taking into account contractual thresholds	$17,220
Additional collateral without contractual thresholds	56,498

Energy Commodity Risk

Our energy commodity risks have not materially changed during the nine months ended September 30, 2020, except as discussed below and the COVID-19 related risks. See the 2019 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2020 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2023.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2020	$(4)	$1,468	$(610)	$8,898	$(183)	$(3,045)	$(1,281)	$(5,805)
2021	—	386	332	14,204	—	277	(2,280)	(10,483)
2022	—	—	343	3,401	—	—	—	(884)
2023	—	—	—	230	—	—	—	—

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2020.

There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our equipment may be the ignition, or alleged cause of ignition, source for wildfires and in the event of a fire caused by our equipment, we could be held liable for resulting damages to life and property. Also, wildfires could lead to extended operational outages of our equipment while we wait for the wildfire to be extinguished before restoring power, and the cost to implement rapid response or any repair to such facilities could be significant. Any wildfires caused by our equipment could cause significant damage to our reputation, which could erode shareholder, customer and community satisfaction with our Company. In addition, wildfires caused by our equipment could lead to increased insurance costs, loss of insurance coverage, or the need to be self-insured.

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

AVISTA CORPORATION

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

AVISTA CORPORATION
(Registrant)

Date:	November 3, 2020	/s/ Mark T. Thies
Mark T. Thies
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)