Form 10-K
period 2020-12-31
AVISTA CORP
filed 2021-02-24
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2020 OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐    No  ☒

The aggregate market value of the Registrant’s outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $2,471,363,713 based on the last reported sale price thereof on the consolidated tape on June 30, 2020.

As of January 31, 2021, 69,263,835 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

Documents Incorporated By Reference

Document	Part of Form 10-K into Which Document is Incorporated

Proxy Statement to be filed in connection with the annual meeting of shareholders to be held on May 11, 2021.

Prior to such filing, the Proxy Statement filed in connection with the annual meeting of shareholders held on May 11, 2020.

Part III, Items 10, 11, 12, 13 and 14

AVISTA CORPORATION

i

AVISTA CORPORATION

AVISTA CORPORATION

 * = not an applicable item in the 2020 calendar year for Avista Corp.

AVISTA CORPORATION

ACRONYMS AND TERMS

(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
aMW	-	Average Megawatt - a measure of the average rate at which a particular generating source produces energy over a period of time
AEL&P	-	Alaska Electric Light and Power Company, the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska
AERC	-	Alaska Energy and Resources Company, the Company's wholly-owned subsidiary based in Juneau, Alaska
AFUDC	-	Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
AM&D	-	Advanced Manufacturing and Development, doing business as METALfx
ARAM	-	Average Rate Assumption Method
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Avista Capital	-	Parent company to the Company’s non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC.
Avista Corp.	-	Avista Corporation, the Company
Avista Utilities	-	Operating division of Avista Corp. (not a subsidiary) comprising the regulated utility operations in Washington, Idaho, Oregon and Montana
BPA	-	Bonneville Power Administration
Capacity	-	The rate at which a particular generating source is capable of producing energy, measured in KW or MW
Cabinet Gorge	-	The Cabinet Gorge Hydroelectric Generating Project, located on the Clark Fork River in Idaho
CETA	-	Clean Energy Transformation Act
Colstrip	-	The coal-fired Colstrip Generating Plant in southeastern Montana
Cooling degree days	-

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

AVISTA CORPORATION

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

Hydro One	-	Hydro One Limited, based in Toronto, Ontario, Canada.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jackson Prairie	-	Jackson Prairie Natural Gas Storage Project, an underground natural gas storage field located near Chehalis, Washington
Juneau	-	The City and Borough of Juneau, Alaska
kV	-	Kilovolt (1000 volts): a measure of capacity on transmission lines
KW, KWh	-	Kilowatt (1000 watts): a measure of generating output or capability. Kilowatt-hour (1000 watt hours): a measure of energy produced
Lancaster Plant	-	A natural gas-fired combined cycle combustion turbine plant located in Idaho
LNG	-	Liquefied Natural Gas
MPSC	-	Public Service Commission of the State of Montana
MW, MWh	-	Megawatt: 1000 KW. Megawatt-hour: 1000 KWh
NERC	-	North American Electricity Reliability Corporation
Noxon Rapids	-	The Noxon Rapids Hydroelectric Generating Project, located on the Clark Fork River in Montana
OPUC	-	The Public Utility Commission of Oregon
PCA	-	The Power Cost Adjustment mechanism, a procedure for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Idaho
PGA	-	Purchased Gas Adjustment
PPA	-	Power Purchase Agreement
PSE	-	Puget Sound Energy
PUD	-	Public Utility District
RCA	-	The Regulatory Commission of Alaska
REC	-	Renewable energy credit
ROE	-	Return on equity
ROR	-	Rate of return on rate base
ROU	-	Right-of-use lease asset
SEC	-	U.S. Securities and Exchange Commission
Talen Montana	-	Talen Montana, LLC, an indirect subsidiary of Talen Energy Corporation.
TCJA	-	The "Tax Cuts and Jobs Act," signed into law in December 2017
Therm	-	Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)
Watt	-	Unit of measurement of electric power or capability; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt
WUTC	-	Washington Utilities and Transportation Commission

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

•

explosions, fires, accidents, mechanical breakdowns or other incidents that could impair assets and may disrupt operations of any of our generation facilities, transmission, and electric and natural gas distribution systems or other operations and may require us to purchase replacement power or incur costs to repair our facilities. These incidents could also potentially cause injuries to the public or property damage;

•	blackouts or disruptions of interconnected transmission systems (the regional power grid);
•

terrorist attacks, cyberattacks or other malicious acts that could disrupt or cause damage to our utility assets or to the national or regional economy in general, including any effects of terrorism, cyberattacks, ransomware, or vandalism that damage or disrupt information technology systems;

AVISTA CORPORATION

•

work-force issues, including changes in collective bargaining unit agreements, strikes, work stoppages, the loss of key executives, availability of workers in a variety of skill areas, and our ability to recruit and retain employees;

•	changes in the availability and price of purchased power, fuel and natural gas, as well as transmission capacity;
•	increasing costs of insurance, more restrictive coverage terms and our ability to obtain insurance;
•	delays or changes in construction costs, and/or our ability to obtain required permits and materials for present or prospective facilities;
•	increasing health care costs and cost of health insurance provided to our employees and retirees;
•

third party construction of buildings, billboard signs, towers or other structures within our rights of way, or placement of fuel containers within close proximity to our transformers or other equipment, including overbuild atop natural gas distribution lines;

•	the loss of key suppliers for materials or services or other disruptions to the supply chain;
•

adverse impacts to our Alaska electric utility (AEL&P) that could result from an extended outage of its hydroelectric generating resources or their inability to deliver energy, due to their lack of interconnectivity to any other electrical grids and the availability or cost of replacement power (diesel);

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

AVISTA CORPORATION

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

Available Information

We file annual, quarterly and current reports and proxy statements with the SEC. The SEC maintains a website that contains these documents at www.sec.gov. We make annual, quarterly and current reports and proxy statements available on our website, www.avistacorp.com, as soon as practicable after electronically filing these documents with the SEC. Except for SEC filings or portions thereof that are specifically referred to in this report, the information contained on these websites is not part of this report.

AVISTA CORPORATION

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Avista Corp., incorporated in the territory of Washington in 1889, is primarily an electric and natural gas utility with certain other business ventures. Our mission is to improve our customers’ lives through innovative energy solutions, safely, responsibly and affordably. Our corporate headquarters is in Spokane, Washington, the second-largest city in Washington. Spokane serves as the business, transportation, medical, industrial and cultural hub of the Inland Northwest region (eastern Washington and northern Idaho). Regional services include government and higher education, medical services, retail trade and finance. Through our subsidiary AEL&P, we also provide electric utility services in Juneau, Alaska.

As of December 31, 2020, we have two reportable business segments as follows:

•

Avista Utilities – an operating division of Avista Corp., comprising the regulated utility operations in Washington, Idaho, Oregon and Montana. Avista Utilities provides electric distribution and transmission, and natural gas distribution services in parts of eastern Washington and northern Idaho. Avista Utilities also provides natural gas distribution service in parts of northeastern and southwestern Oregon. Avista Utilities has electric generating facilities in Washington, Idaho, Oregon and Montana. Avista Utilities also supplies electricity to a small number of customers in Montana, most of whom are employees who operate Avista Utilities' Noxon Rapids generating facility. Avista Utilities also engages in wholesale purchases and sales of electricity and natural gas as an integral part of energy resource management and its load-serving obligation.

•	AEL&P – a regulated utility providing electric services in Juneau, Alaska that is a wholly-owned subsidiary and the primary operating subsidiary of AERC.

We have other businesses, including venture fund investments, real estate investments, as well as certain other investments made by Avista Capital, which is a direct, wholly owned subsidiary of Avista Corp. These activities do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp.

Total Avista Corp. shareholders’ equity was $2.0 billion as of December 31, 2020, which includes a $100.8 million investment in Avista Capital and a $106.6 million investment in AERC.

See “Note 24 of the Notes to Consolidated Financial Statements” for information with respect to the operating performance of each business segment (and other subsidiaries).

Human Capital

Our approach to people is a critical strategy and the priorities for this strategy include, among other things:

•	developing, retaining and attracting a diverse and skilled workforce;
•	providing opportunities for continuous learning, development, career growth, and movement within the Company;
•	supporting and rewarding our employees through competitive pay and benefits;
•	encouraging and supporting a community-minded Company culture;
•	investing in the physical, emotional, and financial health and safety of our employees.

The following is an overview of some of our key human capital initiatives intended to ensure the overall well-being of our employees and other stakeholders.

People Development, Retention and Attraction

We strive to hire and retain talented people who are innovative and skilled so that we can continue to provide safe, reliable and affordable service to our customers and advance our Company at the same time. We have continuous learning programs and development opportunities, including periodic job rotations, that are designed to prepare our employees for critical roles and leadership positions for the future. These programs encompass such topics as leadership development, diversity, equity and

AVISTA CORPORATION

inclusion, communication skills, cross-functional learning and local community involvement. We also offer tuition assistance programs for continuing education.

Critical to retaining our people and being attractive to new employees is the employee experience, and we regularly conduct employee engagement surveys to gauge employee satisfaction and to understand the effectiveness of our systems and culture. We use the information from the surveys to improve our ability to develop, retain and attract talented employees. We reward our employees by providing market competitive compensation and benefits, including health benefits, incentives and recognition plans that extend to all levels in our organization.

Diversity, Equity and Inclusion

We strive to create a workplace culture that values trust and respect and helps guide our overall commitment to doing what is right. With a strong workplace culture as a foundation, we actively engage and listen to our employees, customers and communities in order to help measure and inform our diversity, equity and inclusion and racial and social justice practices. Our diversity, equity and inclusion initiatives are focused on employee recruitment, employee training and development, and employee engagement, including participation in employee resource groups. Employee resource groups are voluntary, employee led groups that foster a diverse and inclusive workplace aligned with our organizational mission, values and goals and business practices.

Avista Utilities employee profile as of December 31, 2020:

	Women	Under Represented Groups (a)
Bargaining Unit	3%	5%
Non-bargaining Unit	45%	9%
Executives (b)	16%	8%
Overall	29%	8%
(a)	As defined by our Affirmative Action Plan and through employee self-identification.
(b)	Executive is defined as vice president or higher.

Bargaining Unit employees comprise 37 percent of Avista Utilities’ employees.

Workplace Safety

Safety is an essential part of our mission. We have a variety of programs and initiatives in place that are intended to help employees complete their work with minimal accidents, injuries or incidents through heightened vigilance, hazard recognition, defensive strategies, continuous learning, human process improvement, lessons learned, and other tools intended to ensure resilience in varying and unpredictable conditions. We work with our employees to build personal responsibility regarding safety and health, and to implement measures to create and maintain a safe work environment.

Throughout the COVID-19 pandemic, the Company has focused, and continues to focus, on the well-being and safety of its employees, customers and communities. Among other things, the Company developed a pandemic response plan, through which it facilitated more than 1,200 of its employees to work remotely in order to protect employees and limit the spread of the virus, while still delivering electric and natural gas service to customers. Essential employees, necessary to work on site maintaining electricity and natural gas for our customers, are continuing to work under guidelines for social distancing, face-coverings and staggered shifts. The Company also created contact-tracing, testing and vaccination efforts, giving employees quick access to necessary resources and information as soon as they are available in order to stay safe.

Additional Information

Additional information highlighting Avista’s commitments to corporate responsibility and ethical governance is available on the Company’s website at www.avistacorp.com. Material on the Company’s website is not part of this report.

AVISTA CORPORATION

AVISTA UTILITIES

General

At the end of 2020, Avista Utilities supplied retail electric service to approximately 400,000 customers and retail natural gas service to approximately 367,000 customers across its service territory. Avista Utilities' service territory covers 30,000 square miles with a population of 1.7 million. See “Item 2. Properties” for further information on our utility assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions and Utility Load Growth” for information on economic conditions in our service territory.

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

Electric Requirements

Avista Utilities' peak electric native load requirement for 2020 was 1,721 MW, which occurred on August 17, 2020. In 2019, our peak electric native load was 1,656 MW, which occurred during the summer, and in 2018, it was 1,716 MW, which occurred during the summer.

AVISTA CORPORATION

Electric Resources

Avista Utilities has a diverse electric resource mix of Company-owned and contracted hydroelectric, thermal and wind generation facilities, and other contracts for power purchases and exchanges. As of December 31, 2020, Avista Utilities' electric generation resource mix (including contracts for power purchases) was approximately 49 percent hydroelectric, 42 percent thermal and 9 percent other renewables. See “Item 2. Properties” for detailed information on Company-owned generating facilities.

Hydroelectric Resources Avista Utilities owns and operates Noxon Rapids and Cabinet Gorge on the Clark Fork River and six smaller hydroelectric projects on the Spokane River. Hydroelectric generation is typically our lowest cost source per MWh of electric energy and the availability of hydroelectric generation has a significant effect on total power supply costs. Under normal streamflow and operating conditions, we estimate that we would be able to meet approximately one-half of our total average electric requirements (both retail and long-term wholesale) with the combination of our hydroelectric generation and long-term hydroelectric purchase contracts with certain PUDs in the state of Washington. Our estimate of normal annual hydroelectric generation for 2021 (including resources purchased under long-term hydroelectric contracts with certain PUDs) is 586 aMW (or 5.2 million MWhs).

The following graph shows Avista Utilities' hydroelectric generation (in thousands of MWhs) during the year ended December 31:

Hydroelectric Generation
(in thousands of MWhs)
5,000
4,000
3,000
2,000
1,000
0
4,923
4,526
5,050
2020
2019
2018
Long-term hydroelectric contracts with PUDs
Spokane River Projects
Cabinet Gorge
Noxon Rapids
Normal hydroelectric generation (1)

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

AVISTA CORPORATION

•

a 15 percent interest in Units 3 & 4 of Colstrip, a coal-fired boiler generating facility located in southeastern Montana, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Colstrip” for discussion on Colstrip,

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

Colstrip, which is operated by Talen Montana, is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements. Several of the co-owners of Colstrip, including us, have negotiated an extension to the coal contract that runs through December 31, 2025. See “Item 7. Management's Discussion and Analysis – Colstrip " for discussion regarding environmental and other issues surrounding Colstrip.

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

AVISTA CORPORATION

The following graph shows Avista Utilities' thermal generation (in thousands of MWhs) during the year ended December 31:

Wind Resources We have exclusive rights to all the capacity of Palouse Wind, a wind generation project developed, owned and managed by an unrelated third-party and located in Whitman County, Washington. The PPA expires in 2042 and requires us to acquire all of the power and renewable attributes produced by the project at a fixed price per MWh with a fixed escalation of the price over the term of the agreement. The project has a nameplate capacity of 105 MW. Generation from Palouse Wind was 370,142 MWhs in 2020, 302,136 MWhs in 2019 and 327,172 MWhs in 2018. We have an annual option to purchase the wind project beginning in December 2022. The purchase price is a fixed price per KW of in-service capacity with a fixed decline in the price per KW over the remaining 20-year term of the PPA. Under the terms of the PPA, we do not have any input into the day-to-day operation of the project, including maintenance decisions. All such rights are held by the owner.

We have exclusive rights to all of the capacity of Rattlesnake Flat Wind project developed, owned and managed by an unrelated third party and located in Adams County, Washington. The facility has a nameplate capacity of 144 MW and is expected to generate approximately 50 aMW annually. The PPA is a 20-year agreement that began in December 2020 and requires us to acquire all of the power and renewable attributes produced by the project at a fixed price per MWh with a fixed escalation of the price over the term of the agreement. Under the terms of the PPA, we do not have any input into the day-to-day operation of the project, including maintenance decisions. All such rights are held by the owner.

Solar Resources We have exclusive rights to all the capacity of the Lind Solar Farm, a solar generation project developed, owned and managed by an unrelated third-party and located in Lind, Washington. The PPA expires in 2038 and requires us to acquire all the power and renewable attributes produced by the project at a fixed price per MWh. The project has a nameplate capacity of 28 MW. The facility generated 45,281 MWhs in 2020, 42,346 MWhs in 2019, and 584 MWhs in 2018. Under the terms of the PPA, we do not have any input into the day-to-day operation of the project, including maintenance decisions. All such rights are held by the owner. In addition to the Lind Solar Farm, we also own a community solar project located in Spokane Valley, Washington with a nameplate capacity of 0.4 MW. The community solar project generated 534 MWhs in 2020, 561 MWhs in 2019, and 538 MWhs in 2018.

Other Purchases, Exchanges and Sales In addition to the resources described above, we purchase and sell power under various long-term contracts, and we also enter into short-term purchases and sales. Further, pursuant to The Public Utility Regulatory Policies Act of 1978, as amended, we are required to purchase generation from qualifying facilities. This includes,

AVISTA CORPORATION

among other resources, hydroelectric projects, cogeneration projects and wind generation projects at rates approved by the WUTC and the IPUC.

See “Avista Utilities Electric Operating Statistics – Electric Operations” below for annual quantities of purchased power, wholesale power sales and power from exchanges in 2020, 2019 and 2018. See “Electric Operations” above for additional information with respect to the use of wholesale purchases and sales as part of our resource optimization process and also see "Future Resource Needs" below for the magnitude of these power purchase and sales contracts in future periods.

Avista Corp. understands that there are many coal-fired electric generating stations throughout the western United States that are scheduled for retirement in the next several years. Depending upon a variety of factors, these retirements could have an impact upon the availability and price of purchased power in, and the dynamics of, the market in which we conduct our wholesale purchases and sales. At the same time, the retirement of Colstrip Units 3 & 4, if it were effected, could increase the volume of energy that we are required to purchase in this marketplace. However, after December 31, 2025, we will be effectively prohibited by Clean Energy Transformation Act (CETA) from using energy produced by coal-fired plants to serve our retail customers in Washington, and, to the extent necessary for that purpose, we will have to obtain energy produced by other resources. See “Item 7. Management's Discussion and Analysis – Environmental Matters and Contingencies – Climate Change – Washington Legislation and Regulatory Actions – Clean Energy Transformation Act” and “Colstrip."

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

Cabinet Gorge and Noxon Rapids are under one 45-year FERC license issued in 2001. See “Item 7. Management's Discussion and Analysis – Environmental Issues and Contingencies" for discussion of dissolved atmospheric gas levels that exceed the state of Idaho and federal numeric water quality standards downstream of Cabinet Gorge during periods when we must divert excess river flows over the spillway, as well as our mitigation plans and efforts.

Five of our six hydroelectric projects on the Spokane River (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one 50-year FERC license issued in 2009 and are referred to collectively as the Spokane River Project. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC.

Future Resource Needs

Avista Utilities has operational strategies to provide sufficient resources to meet our energy requirements under a range of operating conditions. These operational strategies consider the amount of energy needed, which varies widely because of the factors that influence demand over intra-hour, hourly, daily, monthly and annual durations. Our average hourly load was 1,064 aMW in 2020, 1,081 aMW in 2019 and 1,034 aMW in 2018.

AVISTA CORPORATION

The following graph shows our forecast of our average annual energy requirements and our available resources for 2021 through 2024:

Forecasted Electric Energy Requirements and Resources
1800
1600
1400
1200
1000
800
600
400
200
0
aMW
1,161
1,548
1,147
1,630
1,152
1,639
1,130
1,586
Requirements 2021
Resources 2021
Requirements 2022
Resources 2022
Requirements 2023
Resources 2023
Requirements 2024
Resources 2024
Requirements
Contracts for power sales (1)
System load
Resources
Additional available energy (2)
Other contracts for power purchases (3)
Company-owned and contract hydro generation (4)
Company-owned and contract thermal generation (5)

(1)

The contracts for power sales decrease due to certain contracts expiring in each of these years. We are evaluating the future plan for the additional resources made available due to the expiration of these contracts.

(2)	The combined maximum capacity of Boulder Park GS, Kettle Falls CT, Northeast CT and Rathdrum CT is 278 MW, with estimated available energy production as indicated for each year.
(3)	Other contracts for power purchases includes power purchase agreements for solar and wind energy.
(4)	The forecast assumes near normal hydroelectric generation.
(5)

Includes the Lancaster Plant PPA. Excludes Boulder Park GS, Kettle Falls CT, Northeast CT and Rathdrum CT, as these are considered peaking facilities and are generally not used to meet our base load requirements.

We are required to file an IRP with the WUTC and IPUC every two years. The WUTC and IPUC review the IRP and give the public the opportunity to comment. The WUTC and IPUC do not approve or disapprove of the content in the IRP; rather, they acknowledge that the IRP was prepared in accordance with applicable standards if that is the case. The IRP details projected growth in demand for energy and the new resources needed to serve customers over the next 20 years. We regard the IRP as a tool for resource evaluation, rather than an acquisition plan for a particular project.

We filed petitions with the WUTC and IPUC in January 2019 to extend the current electric IRP from August 31, 2019 to February 28, 2020 because of the uncertainty created by new clean energy laws in Washington. The WUTC and IPUC approved our petitions. Subsequent to these approvals, the WUTC issued an order extending the deadline to file the IRP until April 2021. We filed an IRP in Idaho in February 2020. Our resource strategy includes additional clean energy resources and potential for existing resource retirements. This plan, embodied in the 2020 IRP, is subject to change in the 2021 IRP to be filed in Washington due to rulemaking in Washington State to implement the CETA.

Highlights of the 2020 IRP filed in Idaho include the following expectations and/or assumptions:

•	Models the clean energy requirements of CETA in Washington State.
•	Optimizes a resource portfolio for 25 years instead of 20 years.

AVISTA CORPORATION

•	Assumes Colstrip no longer included in the portfolio in 2025.
•	The resource strategy reduces greenhouse gas emissions between 80-90 percent from present levels.
•	A combination of new wind, storage, and demand response will meet the capacity losses from coal and natural gas-fired generation by 2026.
•	A larger portfolio of new resources than in previous IRPs to meet expected resource retirements and new renewable energy goals.
•	As much as 300 MW of new renewable generation by 2023 and a further 200 MW by 2027.
•	Includes cost of upstream greenhouse gas emissions from the natural gas-fired projects at the social cost of carbon for Washington share of resources.
•	Modeled wind, solar, pumped hydro storage, nuclear, and geothermal as purchase power agreements; whereas previous IRPs assumed these resources would be modeled as an owned resource.
•	Modeled several energy storage options whereas the previous IRP modeled storage generically.

We are subject to the Washington State Energy Independence Act, which requires us to obtain a portion of our electricity from qualifying renewable resources or through purchase of RECs and acquiring all cost effective conservation measures. Future generation resource decisions will be affected by legislation for restrictions on greenhouse gas emissions and renewable energy requirements.

See “Item 7. Management’s Discussion and Analysis of Financial Condition – Environmental Issues and Contingencies” and “Colstrip” for information related to existing and proposed laws and regulations, and issues relating to Colstrip.

Additional generating resources that we will require will either be owned by us or be owned by other parties who will sell the capacity and energy to us under PPAs. The decision as to ownership will be made as to each project at the appropriate time and will depend on, among other things, the type of project and the related economics, including tax and ratemaking treatment.

Request for Proposals for Renewable Energy

We sought proposals from renewable energy project developers who are capable of constructing, owning, and operating up to 120 aMWs whether through one or multiple proposals with a minimum net annual output of 20 aMW. We did not consider a self-build option for this facility or facilities.

Our intent is to secure the output from renewable generation resources, including electricity, capacity and associated environmental attributes. Our interest in acquiring new renewable energy resources is to offset market purchases and fossil-fuel thermal generation. This is consistent with our 2020 IRP which identifies that we will consider acquiring additional resources if such resources have lower long-term cost than electric market alternatives. Final bidders were selected for review in October 2020 and the Company is engaged in negotiating contracts with the successful bidders.

Wildfire Resiliency Plan

We are implementing additional measures to enhance our ability to mitigate the potential for, and impact of, wildfires within our service territories. Building on prevention and response strategies that have been in place for many years, we created a new comprehensive 10-year Wildfire Resiliency Plan that includes improved defense strategies and operating practices for a more resilient system.

We have developed the Wildfire Resiliency Plan through a series of internal workshops, industry research and engagement with state and local fire agencies. Improvements to infrastructure and operational practices were identified as key components to the plan. These key components are categorized into the following categories: grid hardening, vegetation management, situational awareness, operations and emergency response, and worker and public safety.

We expect to spend approximately $330 million implementing the plan components over the life of the 10-year plan. We filed deferred accounting requests in Washington and Idaho to defer the cost of the wildfire resiliency plan and seek recovery in

AVISTA CORPORATION

future rate filings. In 2020, the IPUC issued an accounting order that allows us to defer the cost of the wildfire resiliency plan and seek recovery in future rate filings. Washington has consolidated this request with the 2020 general rate case proceedings.

See “Note 22 of the Notes to Consolidated Financial Statements” for further discussion on wildfires.

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

We also provide distribution transportation service to qualified, large commercial and industrial natural gas customers who purchase natural gas through third-party marketers. For these customers, we receive their purchased natural gas from such third-party marketers into our distribution system and deliver it to the customers’ premises. These customers generally pay the same rates as other customers in the same class, without any charge for the cost of the natural gas delivered.

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

AVISTA CORPORATION

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
•

Due to expected carbon legislation at the state levels through a cap and trade mechanism (Oregon) or a fee mechanism (Washington), we expect our retail natural gas rates to include a carbon price adder in Oregon and Washington, but not in Idaho.

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

We are required to file a natural gas IRP every two years and we anticipate our next IRP to be filed in 2021. We filed petitions with the WUTC, IPUC and the OPUC in January 2020 to extend the current natural gas IRP from August 31, 2020 to April 1, 2021 because of the uncertainty created by new clean energy laws in Washington and Oregon. Each commission has approved the request. The most notable change in the 2021 IRP compared to the 2018 IRP is that we expect customer growth to decrease slightly from our 2018 IRP due to carbon reduction policies within our service territory.

AVISTA CORPORATION

Utility Regulation

General As a public utility, Avista Corp. is subject to regulation by state utility commissions for retail electric and natural gas rates, accounting, the issuance of securities and other matters. The retail electric and natural gas operations are subject to the jurisdiction of the WUTC, IPUC, OPUC and MPSC. Approval of the issuance of securities is not required from the MPSC. We are also subject to the jurisdiction of the FERC for licensing of hydroelectric generation resources, and for electric transmission services and wholesale sales.

Since Avista Corp. is a “holding company” (in addition to being itself an operating utility), we are also subject to the jurisdiction of the FERC under the Public Utility Holding Company Act of 2005, which imposes certain reporting and record-keeping requirements on Avista Corp. and its subsidiaries. We and our subsidiaries are required to make books and records available to the FERC and the state utility commissions. In addition, upon the request of any jurisdictional state utility commission, the FERC would have the authority to review assignment of costs of non-power goods and administrative services among us and our subsidiaries. The FERC has the authority generally to require that rates subject to its jurisdiction be just and reasonable and in this context would continue to be able to, among other things, review transactions of any affiliated company.

Our rates for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) are generally determined on a “cost of service” basis.

Retail rates are designed to provide an opportunity for us to recover allowable operating expenses and earn a return of and a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and write-offs as authorized by the utility commissions. Our operating expenses and rate base are allocated or directly assigned to five regulatory jurisdictions: electric in Washington and Idaho, and natural gas in Washington, Idaho and Oregon. In general, requests for new retail rates are made on the basis of revenues, operating expenses and net investment for a test year that ended prior to the date of the request, subject to possible adjustments, which differ among the various jurisdictions, designed to reflect the expected revenues, operating expenses and net investment during the period new retail rates will be in effect. The retail rates approved by the state commissions in a rate proceeding may not provide sufficient revenues to provide recovery of costs and a reasonable return on investment for a number of reasons, including, but not limited to, ongoing capital expenditures and unexpected changes in revenues and expenses following the time new retail rates are requested in the rate proceeding (known as “regulatory lag”), the denial by the commission of recovery, or timely recovery, of certain expenses or investment and the limitation by the commission of the authorized return on investment.

Our rates for wholesale electric sales and electric transmission services, as well as certain natural gas transportation services, are based on either “cost of service” principles or market-based rates as set forth by the FERC. See “Notes 1, 12 and 23 of the Notes to Consolidated Financial Statements” for additional information about regulation, depreciation and deferred income taxes.

General Rate Cases Avista Utilities regularly reviews the need for electric and natural gas rate changes in each state in which we provide service. See “Item 7. Management’s Discussion and Analysis – Regulatory Matters – General Rate Cases” for information on general rate case activity.

Power Cost Deferrals Avista Utilities defers the recognition in the income statement of certain power supply costs that vary from the level currently recovered from our retail customers as authorized by the WUTC and the IPUC. See “Item 7. Management’s Discussion and Analysis – Regulatory Matters – Power Cost Deferrals and Recovery Mechanisms” and “Note 23 of the Notes to Consolidated Financial Statements” for information on power cost deferrals and recovery mechanisms in Washington and Idaho.

Purchased Gas Adjustments (PGA) Under established regulatory practices in each state, Avista Utilities defers the recognition in the income statement of the natural gas costs that vary from the level currently recovered from our retail customers as authorized by each of our jurisdictions. See “Item 7. Management’s Discussion and Analysis – Regulatory Matters

AVISTA CORPORATION

– Purchased Gas Adjustments” and “Note 23 of the Notes to Consolidated Financial Statements” for information on natural gas cost deferrals and recovery mechanisms in Washington, Idaho and Oregon.

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

The Company currently meets its FERC requirements to coordinate transmission planning activities with other regional entities through NorthernGrid. Launched January 1, 2020, NorthernGrid is an association of all major transmission providers throughout the Pacific Northwest and Intermountain West, with facilities in California, Idaho, Montana, Oregon, Utah, Washington and Wyoming. Through its participation in NorthernGrid, the Company is able to meet the regional transmission planning requirements of FERC Order Nos. 890 and 1000, and their follow-on orders. NorthernGrid and its members also work with other western organizations, including WestConnect and the California Independent System Operator (CAISO), to address broader interregional planning. Neither the costs nor requirements of participating in NorthernGrid’s coordinated transmission planning activities are expected to materially impact the Company’s operations or financial performance.

Regional Energy Markets

The CAISO operates the Western Energy Imbalance Market (EIM) in the western United States. Most investor-owned utilities in the Pacific Northwest are either participants in the Western EIM or plan to integrate into the market in the near future. The Company has announced its decision to participate in the Western EIM and is slated to commence EIM operations by April 2022. The decision to join the Western EIM is based on a number of factors, including the amount of expected variable generating resources the Company will need to integrate within its balancing authority area in the foreseeable future, and the expected costs and benefits associated with joining the Western EIM. The EIM, among other things, facilitates regional load balancing by allowing certain generating plants to receive automated dispatch signals from the CAISO in five-minute intervals.

AVISTA CORPORATION

Reliability Standards

Among its other provisions, the U.S. Energy Policy Act provides for the implementation of mandatory reliability standards and authorizes the FERC to assess penalties for non-compliance with these standards and other FERC regulations.

The FERC has certified the NERC as the single Electric Reliability Organization authorized to establish and enforce reliability standards and delegate authority to regional entities for the purpose of establishing and enforcing reliability standards, including but not limited to cybersecurity measures. The FERC approves NERC Reliability Standards, including western region standards that make up the set of legally enforceable standards for the United States bulk electric system. We are required to self-certify our compliance with these standards on an annual basis and undergo regularly scheduled periodic reviews by the NERC and its regional entity, the Western Electricity Coordinating Council (WECC). Failure to comply with NERC reliability standards could result in substantial financial penalties. We have a robust internal compliance program in place to manage compliance activities and mitigate the risk of potential noncompliance with these standards. We do not expect the costs associated with compliance with these standards to have a material impact on our financial results.

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

Executive Order re Securing the United States Bulk Power System

In May 2020, then-President Donald Trump signed an Executive Order titled “Securing the United States Bulk-Power System,” which purports to limit the acquisition, importation, transfer or installation of bulk power system equipment sourced from foreign adversaries. On January 20, 2021, newly-elected President Joe Biden suspended the Executive Order for 90 days and directed the Secretary of Energy and the Director of the Office of Management and Budget to recommend whether a replacement order should be issued. Pending the outcome of that review, as well as future rulemaking that may occur in relation to the same, we cannot predict the potential impacts of the order. We will seek recovery of any associated costs through the ratemaking process.

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

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2020	2019	2018
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$377,785	$369,102	$368,753
Commercial	303,972	317,589	314,532
Industrial	103,103	105,802	109,846
Public street and highway lighting	7,303	7,448	7,539
Total retail	792,163	799,941	800,670
Wholesale	77,277	73,232	84,956
Sales of fuel	28,773	48,040	62,219
Other	30,149	28,995	29,301
Alternative revenue programs	(4,361)	8,699	4,870
Deferrals and amortizations for rate refunds to customers	3,539	3,141	(11,477)
Total electric operating revenues	$927,540	$962,048	$970,539
ENERGY SALES (Thousands of MWhs):
Residential	3,807	3,766	3,627
Commercial	2,995	3,170	3,156
Industrial	1,615	1,691	1,772
Public street and highway lighting	18	18	18
Total retail	8,435	8,645	8,573
Wholesale	2,680	2,787	3,632
Total electric energy sales	11,115	11,432	12,205
ENERGY RESOURCES (Thousands of MWhs):
Hydro generation (from Company facilities)	3,651	3,520	4,029
Thermal generation (from Company facilities)	3,474	4,054	3,424
Purchased power	4,922	4,833	5,349
Power exchanges	(446)	(504)	(109)
Total power resources	11,601	11,903	12,693
Energy losses and Company use	(486)	(471)	(488)
Total energy resources (net of losses)	11,115	11,432	12,205
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	350,669	345,064	340,308
Commercial	43,497	42,930	42,618
Industrial	1,277	1,305	1,318
Public street and highway lighting	639	612	594
Total electric retail customers	396,082	389,911	384,838
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	10,857	10,914	10,658
Revenue per KWh (in cents)	9.92	9.80	10.17
Annual revenue per customer	$1,077.33	$1,069.66	$1,083.58
AVERAGE HOURLY LOAD (aMW)	1,064	1,081	1,034

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2020	2019	2018
RETAIL NATIVE LOAD at time of system peak (MW):
Winter	1,613	1,577	1,555
Summer	1,721	1,656	1,716
COOLING DEGREE DAYS: (1)
Spokane, WA
Actual	546	488	517
Historical average	537	531	544
% of average	102%	92%	95%
HEATING DEGREE DAYS: (2)
Spokane, WA
Actual	6,187	6,817	6,159
Historical average	6,651	6,613	6,593
% of average	93%	103%	93%

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

AVISTA CORPORATION

AVISTA UTILITIES NATURAL GAS OPERATING STATISTICS

	Years Ended December 31,
	2020	2019	2018
NATURAL GAS OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$213,612	$196,430	$194,340
Commercial	94,937	92,168	89,341
Interruptible	4,285	2,257	1,886
Industrial	2,843	3,006	2,867
Total retail	315,677	293,861	288,434
Wholesale	104,910	135,039	137,070
Transportation	7,917	8,674	9,103
Other	5,034	7,375	6,824
Alternative revenue programs	547	915	(3,962)
Deferrals and amortizations for rate refunds to customers	1,797	1,368	(6,764)
Total natural gas operating revenues	$435,882	$447,232	$430,705
THERMS DELIVERED (Thousands of Therms):
Residential	219,988	231,238	208,344
Commercial	127,659	140,578	124,670
Interruptible	14,854	9,138	5,750
Industrial	5,424	6,212	5,801
Total retail	367,925	387,166	344,565
Wholesale	542,372	590,802	503,913
Transportation	180,361	187,514	176,439
Interdepartmental and Company use	369	421	412
Total therms delivered	1,091,027	1,165,903	1,025,329
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	327,125	321,343	314,800
Commercial	36,164	35,804	35,488
Interruptible	40	45	39
Industrial	225	241	246
Total natural gas retail customers	363,554	357,433	350,573
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (therms)	672	720	662
Revenue per therm (in dollars)	$0.97	$0.85	$0.93
Annual revenue per customer	$653.00	$611.28	$617.35
HEATING DEGREE DAYS: (1)
Spokane, WA
Actual	6,187	6,817	6,159
Historical average	6,651	6,613	6,593
% of average	93%	103%	93%
Medford, OR
Actual	4,181	4,439	4,155
Historical average	4,281	4,291	4,297
% of average	98%	103%	97%

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

AVISTA CORPORATION

and no pipeline access to natural gas or other fuels. Juneau’s economy is primarily driven by government activities, tourism, commercial fishing, and mining, as well as activities as the commercial hub of southeast Alaska.

AEL&P owns and operates electric generation, transmission and distribution facilities located in Juneau. AEL&P operates five hydroelectric generation facilities with 102.7 MW of hydroelectric generation capacity as of December 31, 2020. AEL&P owns four of these generation facilities (totaling 24.5 MW of capacity) and has a PPA for the entire output of the Snettisham hydroelectric project (totaling 78.2 MW of capacity).

The Snettisham hydroelectric project is owned by the Alaska Industrial Development and Export Authority (AIDEA), a public corporation of the State of Alaska. AIDEA issued revenue bonds in 1998 (which were refinanced in 2015) to finance its acquisition of the project. These bonds were outstanding in the amount of $51.8 million at December 31, 2020 and mature in January 2034. AEL&P has a PPA and operating and maintenance agreement with the AIDEA to operate and maintain the facility. This PPA is a take-or-pay obligation, expiring in December 2038, to purchase all of the output of the project. AIDEA's bonds are payable solely out of the revenues received under the PPA. Amounts payable by AEL&P under the PPA are equal to the required debt service on the bonds plus operating and maintenance costs.

This PPA is a finance lease and, as of December 31, 2020, the finance lease obligation was $51.8 million. Snettisham Electric Company, a non-operating subsidiary of AERC, has the option to purchase the Snettisham project at any time for a price equal to the principal amount of the bonds outstanding at that time. See "Note 5 of the Notes to Consolidated Financial Statements" for further discussion of the Snettisham finance lease obligation.

As of December 31, 2020, AEL&P also had 107.5 MW of diesel generating capacity from four facilities to provide back-up service to firm customers when necessary.

The following graph shows AEL&P's hydroelectric generation (in thousands of MWhs) during the time periods indicated below:

(1)	Normal hydroelectric generation is defined as the energy output of the plant during a year with average inflows to the reservoir.

As of December 31, 2020, AEL&P served approximately 17,000 customers. Its primary customers include city, state and federal governmental entities located in Juneau, as well as a mine located in the Juneau area. Most of AEL&P’s customers are

AVISTA CORPORATION

served on a firm basis while certain of its customers, including its largest customer, are served on an interruptible sales basis. AEL&P maintains separate rate tariffs for each of its customer classes, as well as seasonal rates.

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

AEL&P ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2020	2019	2018
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$18,618	$17,134	$18,506
Commercial and government	23,754	19,391	25,989
Public street and highway lighting	251	254	263
Total retail	42,623	36,779	44,758
Other	186	486	(1,159)
Total electric operating revenues	$42,809	$37,265	$43,599
ENERGY SALES (Thousands of MWhs):
Residential	157	143	149
Commercial and government	227	193	241
Public street and highway lighting	1	1	1
Total electric energy sales	385	337	391
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	14,840	14,755	14,677
Commercial and government	2,271	2,280	2,234
Public street and highway lighting	228	228	224
Total electric retail customers	17,339	17,263	17,135
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	10,581	9,692	10,152
Revenue per KWh (in cents)	11.86	11.98	12.42
Annual revenue per customer	$1,254.58	$1,161.23	$1,260.88
HEATING DEGREE DAYS: (1)
Juneau, AK
Actual	8,119	7,476	7,973
Historical average	8,351	8,041	8,351
% of average	97%	93%	95%

(1)

Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual heating degree days below historical average indicate warmer than average temperatures).

AVISTA CORPORATION

OTHER BUSINESSES

The following table shows our assets related to our other businesses, including intercompany amounts as of December 31, 2020 and 2019 (dollars in thousands):

Entity and Asset Type	2020	2019
Avista Capital
Unconsolidated equity investments	$59,318	$51,259
Note receivable - parent	8,743	14,722
Real estate investments	11,252	16,374
Notes receivable - third parties	18,065	17,591
Other assets	2,477	3,919
Alaska companies (AERC and AJT Mining)	9,803	9,525
Total	109,658	113,390

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

If we could no longer apply regulatory accounting principles, we could be:

•	required to write off our regulatory assets, and be
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

Our equipment may be the ignition, or alleged cause of ignition, source for wildfires and in the event of a fire caused by our equipment, we could potentially be held liable for resulting damages to life and property, as well as fire suppression costs. Also, wildfires could lead to extended operational outages of our equipment while we wait for the wildfire to be extinguished before restoring power, and the cost to implement rapid response or any repair to such facilities could be significant. Any wildfires caused by our equipment could cause significant damage to our reputation, which could erode shareholder, customer and community satisfaction with our Company. In addition, wildfires caused by our equipment could lead to increased insurance costs, loss of insurance coverage, the need to be self-insured or the need to consider non-traditional insurance coverage or other risk mitigation procedures.

The COVID 19 pandemic is disrupting our business and could have a negative effect on our results of operations, financial condition and cash flows.

The COVID-19 pandemic is currently impacting our business, as well as the global, national and local economy. We cannot predict the full extent to which COVID-19 will impact our operations, results of operations, cash flows, financial condition or capital resources. It is possible that the continued spread of COVID-19 and efforts to contain the virus will continue to cause an economic slowdown, resulting in significant disruptions in various public, commercial or industrial activities and causing

AVISTA CORPORATION

employee absences which could interfere with operation and maintenance of the Company’s facilities. Any of these circumstances could adversely affect our operations, results of operations, financial condition and cash flows in many ways, including, but not limited to:

•	a decrease in customer demand and revenues due to a reduction in economic activity,
•	an increase in operating expenses, including bad debt expense due to our customers’ inability to pay amounts due to us,
•	a decrease in net operating cash inflows, which could negatively impact our liquidity and limit our ability to fund capital expenditures, dividends, and other contractual commitments,
•	a negative impact on the ability of suppliers, vendors or contractors to perform, which could increase costs and delay capital projects,
•	possible reluctance on the part of regulatory commissions to approve our requests to defer and recover increased expenses,
•	delays in regulatory filings and the regulatory approval process, which could impact our ability to timely recover our operating expenses and costs associated with investments in utility assets,
•	an increase in cyber and technology risks, including the impact on internal controls, due to a significant number of employees working remotely,
•	disruption, weakness and volatility in the financial markets, which could increase our costs to fund capital requirements, and
•	possible limited access to the capital markets, that could require us to seek alternative sources of funding for operations and for working capital, any of which could increase our cost of capital.

We cannot predict the duration and severity of the COVID-19 pandemic. The longer and more severe the economic restrictions and business disruptions are, the greater the impact on our operations, results of operations, financial condition and cash flows will be.

We are subject to various operational and event risks.

Our operations are subject to operational and event risks that include:

•

severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, earthquakes, snow and ice storms, which could disrupt energy generation, transmission and distribution, as well as the availability and costs of materials, equipment, supplies, support services and general business operations,

•	blackouts or disruptions of interconnected transmission systems (the regional power grid),
•	unplanned outages at generating plants,
•	changes in the availability and cost of purchased power, fuel and natural gas, including delivery constraints,
•	explosions, fires, accidents, or mechanical breakdowns that could occur while operating and maintaining our generation, transmission and distribution systems,
•	property damage or injuries to third parties caused by our generation, transmission and distribution systems,
•	natural disasters that can disrupt energy generation, transmission and distribution, and general business operations,
•	terrorist attacks or other malicious acts that may disrupt or cause damage to our utility assets or the vendors we utilize, and
•

work-force issues, including changes in collective bargaining unit agreements, strikes, work stoppages, the loss of key executives, availability of workers in a variety of skill areas, and our ability to recruit and retain employees.

AVISTA CORPORATION

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

Damage to facilities could be caused by severe weather or natural disasters, such as snow, ice, wind storms, wildfires, earthquakes or avalanches. The cost to implement rapid response or any repair to such facilities can be significant. Overhead electric lines are most susceptible to damage caused by severe weather and are not covered by insurance.

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

AVISTA CORPORATION

Our technology may become obsolete or we may not have sufficient resources to manage our technology.

Our technology may become obsolete before the end of its useful life. In addition, custom technology that is heavily relied upon by us may not be maintained and updated appropriately due to resource restraints, or other factors, which could cause technology failures or give rise to additional operational or security risks. Technology failures could result in significant adverse effects on our physical operations, results of operations, financial condition and cash flows.

We may be adversely affected by our inability to successfully implement certain technology projects.

There are inherent risks associated with replacing and changing systems, which could have a material adverse effect on our results of operations, financial condition and cash flows. Finally, there is the risk that we ultimately do not complete a project and will incur contract cancellation or other costs, which could be significant.

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

•	non-regulated investments may increase earnings volatility,
•

market or other conditions that could adversely affect our operations or require changes to our business strategy and could result in a non-cash goodwill impairment charge that would reduce assets and net income,

•

potential reputational risk arising from repeated general rate case filings, degradation in the quality of service, or from failed strategic investments and opportunities, which could erode shareholder, customer and community satisfaction with the Company, and

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

AVISTA CORPORATION

We expect continuing activity in the future and we are evaluating the extent to which potential changes to environmental laws and regulations may:

•	increase the operating costs of generating plants,
•	increase the lead time and capital costs for the construction of new generating plants,
•	require modification of our existing generating plants,
•	require existing generating plant operations to be curtailed or shut down,
•	reduce the amount of energy available from our generating plants,
•	restrict the types of generating plants that can be built or contracted with,
•	require construction of specific types of generation plants at higher cost, and
•	increase the cost or limit our ability to distribute natural gas to customers.

See “Item 7. Management's Discussion and Analysis – Environmental Issues and Contingencies" for discussion regarding environmental and other issues which may affect our operations, including the CETA that was recently passed in Washington State.

We have contingent liabilities, including certain matters related to potential environmental liabilities, and cannot predict the outcome of these matters.

In the normal course of our business, we have matters that are the subject of ongoing litigation, mediation, investigation and/or negotiation. We cannot predict the ultimate outcome or potential impact of any particular issue, including the extent, if any, of insurance coverage or that amounts payable by us may be recoverable through the ratemaking process. We are subject to environmental regulation by federal, state and local authorities related to our past, present and future operations. See “Note 22 of the Notes to Consolidated Financial Statements” for further details of these matters.

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

AVISTA CORPORATION

however, we could experience liquidity constraints during the period between when decoupling revenue is earned and when it is subsequently collected from customers through retail rates.

The cost of natural gas supply is impacted by both supply-side factors (amount of natural gas production, level of natural gas in storage, volumes of natural gas imports and exports) and demand-side factors (variations in winter and summer weather, level of economic growth, availability and prices of other fuels). Prices tend to increase with higher demand during periods of cold weather. Inter-regional natural gas pipelines and competition for supply can allow demand-driven price volatility in other regions of North America to affect prices in the Pacific Northwest, even though there may be less extreme weather conditions in the Pacific Northwest. Increased costs adversely affect cash flows when we purchase natural gas for retail supply at prices above the amount allowed for recovery in retail rates. We defer differences between actual natural gas supply costs and the amount currently recovered in retail rates and we are generally allowed to recover substantially all of these differences after regulatory review. However, these deferred costs require cash outflows from the time of natural gas purchases until the costs are later recovered through retail sales.

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

We rely on credit from financial institutions for short-term borrowings. We need adequate levels of credit with financial institutions for short-term liquidity. There is no assurance that we will have access to credit beyond the expiration dates of our committed line of credit agreements. These agreements contain customary covenants and default provisions.

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

AVISTA CORPORATION

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

We expect to continue to be affected by legislation at the national, state and local level, as well as by administrative rules and requirements published by government agencies, including but not limited to the FERC, the EPA and state regulators. We are also subject to NERC and WECC reliability standards. The FERC, the NERC and the WECC perform periodic audits of the Company. Failure to comply with the FERC, the NERC, or the WECC requirements can result in financial penalties.

Future legislation, administrative rules or Executive Orders could have a material adverse effect on our operations, results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing date of this Annual Report on Form 10-K, we have no unresolved comments from the staff of the SEC.

AVISTA CORPORATION

ITEM 2. PROPERTIES

AVISTA UTILITIES

Substantially all of Avista Utilities' properties are subject to the lien of Avista Corp.'s mortgage indenture.

Avista Utilities' electric properties, located in the states of Washington, Idaho, Montana and Oregon, include the following:

Generation Properties

	No. of Units	Nameplate Rating (MW) (1)	Present Capability (MW) (2)
Hydroelectric Generating Stations (River)
Washington:
Long Lake (Spokane)	4	71.1	88.0
Little Falls (Spokane)	4	43.2	48.0
Nine Mile (Spokane)	4	37.6	40.6
Upper Falls (Spokane)	1	10.0	10.2
Monroe Street (Spokane)	1	14.8	15.0
Idaho:
Cabinet Gorge (Clark Fork) (3)	4	265.0	273.0
Post Falls (Spokane)	6	14.8	11.9
Montana:
Noxon Rapids (Clark Fork)	5	487.8	562.4
Total Hydroelectric		944.3	1,049.1
Thermal Generating Stations (cycle, fuel source)
Washington:
Kettle Falls GS (combined-cycle, wood waste) (4)	1	50.7	53.5
Kettle Falls CT (combined-cycle, natural gas) (4)	1	7.2	6.9
Northeast CT (simple-cycle, natural gas)	2	61.8	64.8
Boulder Park GS (simple-cycle, natural gas)	6	24.6	24.6
Idaho:
Rathdrum CT (simple-cycle, natural gas)	2	166.5	166.5
Montana:
Colstrip Units 3 & 4 (simple-cycle, coal) (5)	2	233.4	222.0
Oregon:
Coyote Springs 2 (combined-cycle, natural gas)	1	295.0	295.0
Total Thermal		839.2	833.3
Total Generation Properties		1,783.5	1,882.4

(1)	Nameplate rating, also referred to as “installed capacity,” is the manufacturer’s assigned power capability under specified conditions.
(2)

Present capability is the maximum capacity of the plant under standard test conditions without exceeding specified limits of temperature, stress and environmental conditions. Information is provided as of December 31, 2020.

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

(4)	These generating stations can operate as separate single-cycle plants or combined-cycle with the natural gas plant providing exhaust heat to the wood boiler to increase efficiency.
(5)	Jointly owned; data refers to our 15 percent interest. See “Item 7. Management’s Discussion and Analysis of Financial Condition – Colstrip” for information related to Colstrip Units 3 & 4.

AVISTA CORPORATION

Electric Distribution and Transmission Plant

Avista Utilities owns and operates approximately 19,200 miles of primary and secondary electric distribution lines providing service to retail customers. We have an electric transmission system of approximately 700 miles of 230 kV line and approximately 1,575 miles of 115 kV line. We also own an 11 percent interest in approximately 500 miles of a 500 kV line between Colstrip, Montana and Townsend, Montana. Our transmission and distribution systems also include numerous substations with transformers, switches, monitoring and metering devices, and other equipment.

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

AVISTA CORPORATION

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
(2)

Present capability is the maximum capacity of the plant under standard test conditions without exceeding specified limits of temperature, stress and environmental conditions. Information is provided as of December 31, 2020.

(3)

AEL&P does not own this generating facility but has a PPA under which it has the right to purchase, and the obligation to pay for (whether or not energy is received), all of the capacity and energy of this facility. See further information at "Part 1. Item 1. Business – Alaska Electric Light and Power Company."

In addition to the generation properties above, AEL&P owns 61 miles of transmission lines, which are primarily comprised of 69 kV line, and 184 miles of distribution lines.

ITEM 3. LEGAL PROCEEDINGS

See “Note 22 of Notes to Consolidated Financial Statements” for information with respect to legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AVISTA CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Avista Corp. Market Information and Dividend Policy

Avista Corp.'s common stock is listed on the New York Stock Exchange under the ticker symbol “AVA.” As of January 31, 2021, there were 6,841 registered shareholders of our common stock.

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

For additional information, see “Notes 1 and 19 of Notes to Consolidated Financial Statements.”

For information with respect to securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. [REMOVED AND RESERVED]

AVISTA CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 financial statement items and year-to-year comparisons between 2020 and 2019. Discussion of 2018 financial statement items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Business Segments

As of December 31, 2020, we have two reportable business segments, Avista Utilities and AEL&P. We also have other businesses which do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp. See "Part I, Item 1. Business – Company Overview" for further discussion of our business segments.

The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the year ended December 31 (dollars in thousands):

	2020	2019	2018
Avista Utilities	$124,810	$183,977	$134,874
AEL&P	8,095	7,458	8,292
Other	(3,417)	5,544	(6,737)
Net income attributable to Avista Corporation shareholders	$129,488	$196,979	$136,429

Executive Level Summary

Overall Results

Net income attributable to Avista Corp. shareholders was $129.5 million for 2020, a decrease from $197.0 million for 2019.

Avista Utilities' net income decreased primarily due to the receipt, in the first quarter of 2019, of a $103 million termination fee from Hydro One (see "Note 25 of the Notes to Consolidated Financial Statements"), which was partially offset by associated expenses of $19.7 million pre-tax. In addition, our earnings decreased due to higher operating expenses, which was partially offset by higher utility margin due to lower power supply costs, rate relief in Washington and Oregon and customer growth. In addition, utility margin was impacted by lower commercial and industrial loads associated with COVID-19.

AEL&P net income increased slightly, primarily due to higher sales volumes to residential and commercial customers in 2020 as a result of cooler than usual weather.

The decrease in net income at our other businesses was primarily due to the sale of METALfx in 2019. In addition, we had impairment losses and the write-off of a note receivable in 2020, which was partially offset by net investment gains associated with our equity investments.

More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses).

COVID-19 Pandemic

The COVID-19 pandemic is impacting our business, as well as the global, national and local economies. It is likely that the continued spread of COVID-19 and efforts to contain the virus will continue to cause an economic slowdown, resulting in significant disruptions in various public, commercial or industrial activities and causing employee absences which could interfere with operation and maintenance of the Company’s facilities. These circumstances have affected and will likely continue to adversely affect our operations, results of operations, financial condition and cash flows in the following ways:

AVISTA CORPORATION

Operations

We provide critical services to our customers. Accordingly, it is paramount that we keep our employees who operate our business safe so that we continue to provide reliable service. We implemented business continuity plans in the context of this pandemic. We believe that we will continue to be able to conduct our utility operations effectively and provide safe and reliable service to our customers.

We have taken precautions concerning employee and facility hygiene, imposed travel limitations on employees and directed our employees to work remotely whenever possible. Protocols have been established and implemented to protect employees and the public when work requires public interaction.

During 2020, we experienced supply chain delays due to the effects of the COVID-19 pandemic that have impacted the delivery times of some of our materials and equipment, with delays ranging from a couple weeks up to eight weeks in some cases. At this time, the delays are being managed with minimal impact. The issues that could potentially result from future delays are being proactively mitigated through several planning and review activities, but could have an impact on our planned projects going forward.

Although we have not experienced any significant issues to date, it is possible that COVID-19 could have a negative impact on the ability of vendors or contractors to perform, which could increase operating costs and delay and/or increase the costs of capital projects.

Results of Operations

In the year ended December 31, 2020, when compared to normal, there was a decrease of approximately 3 percent on overall electric load, consisting of approximately a 6 percent decrease in commercial and a 9 percent decrease in industrial loads, which was partially offset by an increase of 3 percent in residential load. We expect a gradual economic recovery and prolonged high unemployment that will depress load and customer growth into 2021. We have decoupling and other regulatory mechanisms in Washington, Idaho and Oregon, which mitigate the impact of changes in loads and revenues for residential and certain commercial customer classes. There are limitations on increases in decoupling surcharges in a particular year and revenue recognition criteria established by GAAP. Although we expect to ultimately recognize all decoupling revenue, there can be a delay in revenue recognition. Over 90 percent of our utility revenue is covered by regulatory mechanisms.

We have suspended customer disconnections and late fees for non-payment in our jurisdictions except in Idaho, as the IPUC approved resuming disconnections and late fees. In Washington, there is a moratorium on disconnections until April 30, 2021 and a moratorium on late fees until October 27, 2021. In Oregon, there is a moratorium on disconnections and late fees for non-payment until at least October 1, 2021.

We are offsetting some of the negative impacts of COVID-19 at Avista Utilities with cost savings and benefits from the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), described below. We have received accounting orders in each of our jurisdictions to defer the recognition of COVID-19 expenses as well as identified cost savings of other COVID-19 related benefits. See “Note 1 of Notes to Consolidated Financial Statements.” As of December 31, 2020, we had deferred a net benefit to customers of $2.8 million for all jurisdictions. However, we expect to defer a net expense to customers in 2021 for COVID-19 related items.

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

Financial Condition, Liquidity and Cash Flows

For 2021, we expect our net cash flows from operations to decrease compared to the prior year, primarily due to lower revenues from retail sales of electricity and natural gas and lower payments from customers.

We do not expect the impact of COVID-19 to change our estimate of utility capital expenditures for 2021.

AVISTA CORPORATION

As of December 31, 2020, we had $270.4 million of available liquidity under the Avista Corp. $400.0 million committed line of credit and $24.0 million under the AEL&P committed line of credit.

After considering the impacts of COVID-19, including expected lower net operating cash flows compared to 2020, and the issuances of long-term debt and equity during 2021, we expect net cash flows from operations, together with cash available under our committed lines of credit, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

We cannot predict the duration and severity of the COVID-19 pandemic. The longer and more severe the economic restrictions and business disruption is, the greater the impact on our operations, results of operations, financial condition and cash flows will be.

General Rate Cases and Regulatory Lag

We experienced regulatory lag during 2020 and we expect this to continue through the end of 2022 due to our continued investment in utility infrastructure and because we delayed filings in our Washington and Idaho jurisdictions. In October 2020, we filed general rates cases in Washington and we also filed a natural gas general rate case in Oregon in March (with new rates effective on January 16, 2021). In addition, we filed general rate cases in Idaho on January 29, 2021 (see "Regulatory Matters"). We expect these cases to provide rate relief in 2021 and start reducing regulatory lag. Going forward, we will continue to strive to reduce the regulatory timing lag and more closely align our earned returns with those authorized by 2023. This will require adequate and timely rate relief in our jurisdictions. See "Regulatory Matters" for additional discussion of the general rate cases.

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

In March 2020, we received an order from the WUTC that requires us to refund $8.5 million to electric and natural gas customers. We are refunding $4.9 million to electric customers and $3.6 million to natural gas customers, which is being refunded over a twelve-month period that began on April 1, 2020. We previously recorded a customer refund liability of $3.6 million in 2019.

2019 General Rate Cases

In March 2020, we received an order from the WUTC that approved a partial multi-party settlement agreement that contemplated rates designed to increase annual base electric revenues by $28.5 million, or 5.7 percent, and annual natural gas base revenues by $8.0 million, or 8.5 percent, effective April 1, 2020. The designed revenue increases were based on a 9.4 percent return on equity (ROE) with a common equity ratio of 48.5 percent and a rate of return (ROR) on rate base of 7.21 percent.

As part of the WUTC order, we are returning approximately $40 million from the ERM rebate to customers over a two-year period. The ERM rebate includes approximately $3 million that was disallowed by the WUTC for the cost of replacement power during an unplanned outage at the Colstrip generating facility in 2018. The WUTC directed us to return a larger portion of the ERM rebate during the first year to achieve a net-zero billed impact to electric customers.

Included in the WUTC order is the acceleration of depreciation of Colstrip Units 3 & 4 to reflect a remaining useful life through December 31, 2025. The order utilizes certain electric tax benefits associated with the 2018 tax reform to partially offset these increased costs. The order also sets aside $3 million for community transition efforts to mitigate the impacts of the eventual closure of Colstrip, half funded by customers and half funded by our shareholders. See “Colstrip” section for further information on the eventual closure of Colstrip. We recorded this liability and recognized the shareholder portion of the expense in the first quarter of 2020.

Lastly, the order included the extension of electric and natural gas decoupling mechanisms through March 31, 2025, with one modification in that new customers added after any test period would not be decoupled until included in a future test period.

2020 General Rate Cases

In October 2020, we filed electric and natural gas general rate cases with the WUTC. We have requested an overall increase in base electric revenues of $44.2 million (or 8.3 percent), which would be entirely offset by a tax credit to customers of the same amount. Additionally, we have requested an overall increase in base natural gas revenues of $12.8 million (or 12.2 percent), which would be entirely offset by a tax credit to customers of the same amount for a period of time. The revenue increases are based on a 9.9 percent ROE with a common equity ratio of 50 percent and a ROR of 7.43 percent.

Included in our general rate case requests are the recovery of our Advanced Metering Infrastructure (AMI) project costs. AMI project costs represented 42 percent of our electric base rate request and 54 percent of our natural gas base rate request.

Idaho General Rate Cases and Other Proceedings

2017 General Rate Cases

In December 2017, the IPUC approved a settlement agreement between us and other parties to our electric and natural gas general rate cases. New rates were effective on January 1, 2018 and January 1, 2019.

AVISTA CORPORATION

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

2019 General Rate Case

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

2021 General Rate Cases

In January 2021, we filed electric and natural gas general rate cases with the IPUC. The proposal is a two-year rate plan, with new rates taking effect September 1, 2021 and September 1, 2022. The electric and natural gas requests are based on a proposed ROR on rate base of 7.30 percent with a common equity ratio of 50 percent and a 9.9 percent ROE.

Avista’s request, if approved, is designed to increase annual electric base revenues by $24.8 million or 10.1 percent effective September 1, 2021 and $8.7 million or 3.2 percent effective September 1, 2022. We are, however, proposing to apply a tax credit to customers that would fully offset the increase for September 1, 2021, resulting in no bill change for customers for a period of time. For natural gas, the rate request is designed to increase annual base revenues by $0.05 million or 0.1 percent effective September 1, 2021 and $1.0 million, or 2.2 percent effective September 1, 2022. The tax credit to customers for natural gas would more than fully offset the September 1, 2021 increase, resulting in a rate reduction for all customers, and would continue for a ten-year period. We are proposing to offset the majority of the increase for the September 1, 2022 rate change with other deferred customer credits.

Oregon General Rate Cases and Other Proceedings

2019 General Rate Case

In October 2019, the OPUC approved the all-party settlement agreements filed in the third quarter of 2019. New rates were effective on January 15, 2020.

OPUC approved rates that are designed to increase annual natural gas billed revenues by $3.6 million, or 4.2 percent.

The OPUC’s decision reflects a ROR on rate base of 7.24 percent, with a common equity ratio of 50 percent and a 9.4 percent ROE.

In addition, the approved settlement agreements included agreement among the parties to an independent review of our interest rate hedging practices, with any recommendations based on the results and findings in the final report to be applicable only on a prospective basis and do not apply to any prior interest rate hedging activity. In 2020, an independent review of our interest rate hedging practices was completed with no material recommended changes to our hedging practices.

2020 General Rate Case

In March 2020, we filed a natural gas general rate case with the OPUC.

AVISTA CORPORATION

Through several settlement stipulations the parties resolved all issues in the general rate case and in December 2020, the OPUC approved the three settlement stipulations.

These stipulations approved by the OPUC increased annual base revenue by $3.9 million, or 5.7 percent effective January 16, 2021. The approved ROE is 9.4 percent, with a common equity ratio of 50 percent and a ROR of 7.24 percent.

2021 General Rate Case

We expect to file a natural gas general rate case with the OPUC in the second half of 2021.

AMI Project

In March 2016, the WUTC granted our Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of our existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to our ongoing project to replace our existing electric meters with new two-way digital meters and the related software and support services through our AMI project in Washington State. As of December 31, 2020, the estimated future undepreciated value for the existing electric meters was $21.9 million. In September 2017, the WUTC also approved our request to defer the undepreciated net book value of existing natural gas encoder receiver transmitters (ERT) (consistent with the accounting treatment we obtained on our existing electric meters) that are being retired as part of the AMI project. As of December 31, 2020, the estimated future undepreciated value for the existing natural gas ERTs was $3.9 million.

In September 2017, the WUTC approved a Petition to defer the depreciation expense associated with the AMI project, along with a carrying charge. We have included a request to seek recovery of our AMI costs in our 2020 Washington general rate cases.

Alaska Electric Light and Power Company

AEL&P is required to file its’ next general rate case by August 30, 2021.

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in base retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a net asset of $1.4 million as of December 31, 2020 and a liability of $3.2 million as of December 31, 2019. These deferred natural gas cost balances represent amounts due to customers.

The following PGAs went into effect in our various jurisdictions during 2018 through 2020:

Jurisdiction	PGA Effective Date	Percentage Increase / (Decrease) in Billed Rates
Washington	January 26, 2018 (1)	(7.1)%
	November 1, 2018	(0.1)%
	November 1, 2019	10.4%
	November 1, 2020	(0.1)%
Idaho	January 26, 2018 (1)	(7.4)%
	November 1, 2018	(1.0)%
	November 1, 2019	5.6%
	November 1, 2020	0.7%
Oregon	January 26, 2018 (1)	(3.5)%
	November 1, 2018	(2.9)%
	November 1, 2019	4.7%
	November 1, 2020	2.8%

AVISTA CORPORATION

(1)

Due to declining wholesale natural gas prices that had occurred since the 2017 PGAs were filed and went into effect, we filed, and the respective commissions approved, out of cycle PGAs to reduce customer rates and pass through expected lower costs during the winter heating months, rather than waiting until the next regular PGA cycle.

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

For our Washington customers, the ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates. Total net deferred power costs under the ERM were a liability of $37.9 million as of December 31, 2020 and $37.0 million as of December 31, 2019. These deferred power cost balances represent amounts due to customers.

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

Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million (in either direction), we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers. The cumulative rebate balance exceeded $30 million and as a result, our 2019 filing contained a proposed rate refund. The ERM proceeding was considered with our 2019 general rate case proceeding and a refund was approved and is being returned to customers over a two-year period that began on April 1, 2020. See further discussion in the section "Washington General Rate Cases" above.

Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were an asset of $2.5 million as of December 31, 2020 and $0.3 million as of December 31, 2019. These deferred power cost balances represent amounts due from customers.

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

Washington Decoupling and Earnings Sharing

In our 2019 Washington general rate cases order the WUTC approved an extension of the mechanisms for an additional five-year term through March 31, 2025, with one modification in that new customers added after any test period would not be decoupled until included in a future test period.

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

Idaho FCA Mechanism

In Idaho, the IPUC approved the extensions of FCAs for electric and natural gas (similar in operation and effect to the Washington decoupling mechanisms) through March 31, 2025.

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

Cumulative Decoupling and Earnings Sharing Balances

Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $21.3 million as of December 31, 2020 and $24.3 million as of December 31, 2019. These decoupling assets represent amounts due from customers. Total net earnings sharing balances among all jurisdictions were regulatory liabilities of $0.7 million as of December 31, 2020 and December 31, 2019. These earnings sharing liabilities represent amounts due to customers.

See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2019 and 2020 related to the decoupling and earnings sharing mechanisms.

COVID-19 Deferrals

See “Note 1 of the Notes to Consolidated Financial Statements” for discussion on COVID-19 deferrals.

Results of Operations - Overall

The following provides an overview of changes in our Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, AEL&P and the other businesses) that follow this section.

AVISTA CORPORATION

2020 compared to 2019

The following graph shows the total change in net income attributable to Avista Corp. shareholders for 2020 to 2019, as well as the various factors that caused such change (dollars in millions):

Utility revenues decreased at Avista Utilities primarily due to an overall decrease in electric load of 2 percent when compared to the year ended December 31, 2019, which consisted of a 6 percent and a 5 percent decrease in commercial and industrial load, respectively. The decreases in commercial and industrial were partially offset by a 1 percent increase in residential electric load when compared to the year ended December 31, 2019. The above decreases were partially offset by an increase from electric and natural gas decoupling rates, higher PGA rates and customer growth. AEL&P's revenues increased from an increase in sales volumes due to weather that was cooler than the prior year.

Non-utility revenues decreased due to the sale of METALfx, which occurred in April 2019. See "Note 26 of the Notes to Consolidated Financial Statements" for further discussion.

Utility resource costs decreased at Avista Utilities due to lower fuel for generation and other fuel costs, as well as lower natural gas purchases. There was an increase at AEL&P due to an increase in deferred power supply expenses.

The increase in utility operating expenses was due to an increase at Avista Utilities primarily related to increases in generation and distribution operating and maintenance costs, and an accrual for disallowed replacement power during an unplanned outage at Colstrip (see "Regulatory Matters"). These were partially offset by a $7.0 million donation commitment made in the second quarter of 2019 that was a one-time donation.

The merger transaction costs are related to the proposed (now terminated) acquisition by Hydro One. There were no additional costs in 2020 relating to this matter.

Utility depreciation and amortization increased due to additions to utility plant. Also, in the second quarter of 2020 we were able to utilize $10.9 million ($8.4 million when tax-effected) of electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4 based on a settlement in Washington. This amount was recorded as a one-time increase to depreciation expense in the second quarter of 2020 and was offset with a decrease in income tax expense. In the second quarter of 2019, a similar item was recorded in Idaho in the amount of $6.4 million ($5.1 million when tax-effected).

The merger termination fee was related to the termination of the proposed Hydro One acquisition. There were no additional amounts received in 2020 relating to this matter.

Income taxes decreased primarily due to a decrease in income before taxes. Our effective tax rate was 5.2 percent for the year ended December 31, 2020, compared to 13.8 percent for the year ended December 31, 2019. The tax rate decreased in 2020 compared to 2019 due to the offset of deferred income taxes against accelerated depreciation for Colstrip as provided in the

AVISTA CORPORATION

2019 Washington general rate case settlement, which was recorded in the second quarter 2020. This amounted to $8.4 million in 2020 as compared to $5.1 million in 2019. See "Note 12 of the Notes to Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

Non-GAAP Financial Measures

The following discussion for Avista Utilities includes two financial measures that are considered “non-GAAP financial measures,” electric utility margin and natural gas utility margin. In the AEL&P section, we include a discussion of utility margin, which is also a non-GAAP financial measure.

Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flows that excludes (or includes) amounts that are included (excluded) in the most directly comparable measure calculated and presented in accordance with GAAP. Electric utility margin is electric operating revenues less electric resource costs, while natural gas utility margin is natural gas operating revenues less natural gas resource costs. The most directly comparable GAAP financial measure to electric and natural gas utility margin is utility operating revenues as presented in "Note 24 of the Notes to Consolidated Financial Statements."

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

2020 compared to 2019

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

Total electric operating revenues in the graph above include intracompany sales of $36.4 million and $48.0 million for 2020 and 2019, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the years ended December 31 (dollars in thousands):

	Electric Operating Revenues
	2020	2019
Current year decoupling deferrals (a)	$11,449	$9,744
Amortization of prior year decoupling deferrals (b)	(15,810)	(1,045)
Total electric decoupling revenue	$(4,361)	$8,699
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

Total electric revenues decreased $34.5 million for 2020 as compared to 2019. The primary fluctuations that occurred during the period were as follows:

•

a $7.8 million decrease in retail electric revenues due to a decrease in total MWhs sold (decreased revenues $19.8 million), partially offset by an increase in revenue per MWh (increased revenues $12.0 million).

•

The decrease in total retail MWhs sold was primarily the result of a decrease in sales volumes to commercial customers and Washington industrial customers due to a combination of impacts associated with COVID-19 and weather that was milder than normal and the prior year. These were partially offset by residential and commercial customer growth. Compared to 2019, residential electric use per customer was flat, commercial use per customer decreased 7 percent and industrial use per customer increased 2 percent. The industrial increase was all related to Idaho as Washington had a 7 percent decrease in industrial use per customer. Heating degree days in Spokane were 7 percent below normal and 9 percent below 2019. Cooling degree days were 2 percent above normal, and 12 percent above 2019.

•

The increase in revenue per MWh was primarily due to an increase in decoupling rates (as there was a decoupling surcharge in 2020 compared to a decoupling rebate in 2019) and a general rate increase in Washington, effective April 1, 2020. This was partially offset by a general rate decrease in Idaho, effective December 1, 2019.

•

a $4.1 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $7.1 million), partially offset by a decrease in sales volumes (decreased revenues $3.0 million). The fluctuation in volumes was primarily the result of how much we were able to optimize our generation assets as compared to the prior year.

•	a $19.2 million decrease in sales of fuel due to a decrease in sales of natural gas fuel as part of thermal generation resource optimization activities.
•

a $13.1 million decrease in electric decoupling revenue primarily related to the amortization of decoupling surcharges from prior years. This was partially offset by decoupling surcharges for non-residential customers as commercial usage was down compared to normal due to COVID-19 impacts. In addition, weather was milder than normal in 2020, which also resulted in decoupling surcharges.

•

a $1.4 million accrual for customer refunds recorded in 2020 related to our 2015 Washington general rate case that was remanded back to the WUTC in 2019. See "Regulatory Matters" for further discussion.

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

Total natural gas operating revenues in the graph above include intracompany sales of $49.6 million and $65.4 million for 2020 and 2019, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in natural gas operating revenues for the years ended December 31 (dollars in thousands):

	Natural Gas Operating Revenues
	2020	2019
Current year decoupling deferrals (a)	$1,797	$(3,270)
Amortization of prior year decoupling deferrals (b)	(1,250)	4,184
Total natural gas decoupling revenue	$547	$914
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

Total natural gas revenues decreased $11.4 million for 2020 as compared to 2019. The primary fluctuations that occurred during the period were as follows:

•	a $21.8 million increase in retail natural gas revenues due to a higher retail rates (increased revenues $38.3 million), partially offset by a decrease in volumes (decreased revenues $16.5 million).
•	Retail rates increased from higher PGA rates, decoupling rate increases and general rate increases in Oregon, effective January 15, 2020 and Washington, effective April 1, 2020.
•

Retail natural gas sales decreased in 2020 as compared to 2019 primarily due to lower residential, commercial and industrial usage, partially offset by customer growth. Compared to 2019, residential use per customer decreased 7 percent, commercial use per customer decreased 10 percent and industrial use per customer decreased 7 percent. Heating degree days in Spokane were 7 percent below normal, and 9 percent below 2019. Heating degree days in Medford were 2 percent below normal, and 6 percent below 2019.

•

a $30.1 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $20.8 million) and a decrease in volumes (decreased revenues $9.3 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•

net decoupling was consistent between 2020 and 2019, however there were customer rebates in 2019 due to colder than normal weather compared to customer surcharges in 2020 due to lower commercial loads from COVID-19.

•

a $3.5 million decrease recorded in 2020 for customer refunds related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the years ended December 31 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $49.6 million and $65.4 million for 2020 and 2019, respectively.

Total electric resource costs decreased $52.6 million for 2020 as compared to 2019. The primary fluctuations that occurred during the period were as follows:
•

a $6.4 million decrease in power purchased due to a decrease in wholesale prices (decreased costs $10.2 million), partially offset by an increase in the volume of power purchases (increased costs $3.8 million). The fluctuation in volumes was primarily the result of changes in how we were able to optimize our generation assets as compared to the prior year.

•

an $18.3 million decrease in fuel for generation primarily due to a decrease in thermal generation resulting from higher hydroelectric generation. There was also a decrease in total MWhs sold (which required less fuel for electric generation).

•	a $12.0 million decrease in other fuel costs.
•

a $15.9 million decrease in other electric resource costs, primarily related to increased amortizations associated with the Washington ERM, a residential exchange credit and demand side management programs.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $36.4 million and $48.0 million for 2020 and 2019, respectively.

Total natural gas resource costs decreased $20.7 million for 2020 as compared to 2019. The primary fluctuations that occurred during the period were as follows:

•	a $55.3 million decrease in natural gas purchased due to decrease in the price of natural gas (decreased costs $39.9 million) and a decrease in total therms purchased (decreased costs $15.4 million).
•

a $34.6 million increase from net amortizations and deferrals of natural gas costs, primarily due to a spike in natural gas prices during the first quarter of 2019 from a natural gas supply disruption in Canada, which resulted in a significant amount of PGA deferrals during that period.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 24 of the Notes to Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the years ended December 31 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues	$927,540	$962,048	$435,882	$447,232	$(85,954)	$(113,407)	$1,277,468	$1,295,873
Resource costs	264,595	317,229	217,902	238,649	(85,954)	(113,407)	396,543	442,471
Utility margin	$662,945	$644,819	$217,980	$208,583	$—	$—	$880,925	$853,402

Electric utility margin increased $18.1 million and natural gas utility margin increased $9.4 million.

For 2020, we had a $6.2 million pre-tax benefit under the ERM in Washington, compared to a $4.4 million benefit for 2019. In addition, electric utility margin was positively impacted by a general rate increase in Washington, effective April 1, 2020 and customer growth. The above increase was partially offset by lower commercial and industrial loads in 2020, mainly due to COVID-19. A portion of the commercial loads and all of the industrial loads are not covered by our decoupling mechanisms. Also, in the first quarter of 2020 we had an accrual for customer refunds of $1.4 million related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.

AVISTA CORPORATION

Natural gas utility margin increased primarily due to general rate increases in Oregon, effective January 15, 2020 and Washington, effective April 1, 2020 and customer growth. These increases were partially offset by an accrual for customer refunds of $3.5 million related to our 2015 Washington general rate case that was remanded back to the WUTC during 2019. See "Regulatory Matters" for further discussion.

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

Results of Operations - Alaska Electric Light and Power Company

2020 compared to 2019

Net income for AEL&P was $8.1 million for the year ended December 31, 2020, compared to $7.5 million for 2019.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the years ended December 31 (dollars in thousands):

	Electric
	2020	2019
Operating revenues	$42,809	$37,265
Resource costs (benefits)	1,966	(2,654)
Utility margin	$40,843	$39,919

Electric revenues increased for 2020 primarily due to higher sales volumes to residential and commercial customers for 2020 as compared to 2019. This resulted from weather that was cooler than the prior year, as well as more hydroelectric generation than 2019.

AEL&P had low hydroelectric generation during the year ended December 31, 2019, which limited energy provided to their interruptible customers. A portion of the sales to interruptible customers is used to reduce the overall cost of power to AEL&P's firm customers. When interruptible sales are below a certain threshold, AEL&P recognizes a regulatory asset and records a reduction to deferred power supply costs (resource costs) to reflect a future billable amount to its firm customers when the cost of power rates are reset. During the year ended December 31, 2020, hydroelectric generation returned to normal levels, which resulted in more resource costs compared to the year ended December 31, 2019.

Results of Operations - Other Businesses

2020 compared to 2019

The net loss from these operations was $3.4 million for 2020 compared to net income of $5.5 million for 2019. In 2020, we had impairment losses on some of our investments and the write-off of a note receivable. This is compared to 2019 that resulted in net investment gains, primarily related to the sale of METALfx. See "Note 26 of the Notes to Consolidated Financial Statements" for further discussion of the sale of METALfx.

Accounting Standards to be Adopted in 2021

At this time, we are not expecting the adoption of accounting standards to have a material impact on our financial condition, results of operations and cash flows in 2021. For information on accounting standards adopted in 2020 and accounting standards expected to be adopted in future periods, see “Note 2 of the Notes to Consolidated Financial Statements.”

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

AVISTA CORPORATION

management believes are particularly important to the consolidated financial statements and require the use of estimates and assumptions:

•

Regulatory accounting, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 980, Regulated Operations, among other things, requires that costs and/or obligations that are probable of recovery through rates charged to our customers, but are not yet reflected in rates, not be reflected in our Consolidated Statements of Income until the period in which they are reflected in rates and matching revenues are recognized. Meanwhile, these costs and/or obligations are deferred and reflected on our Consolidated Balance Sheets as regulatory assets or liabilities. We generally receive regulatory orders before deferring costs as regulatory assets and liabilities; however, in certain instances in which we have regulatory precedents, we may not request an order before deferring the costs. If we were no longer allowed to apply regulatory accounting or no longer allowed recovery of these costs, we could be required to recognize significant write-offs of regulatory assets and liabilities in the Consolidated Statements of Income. See "Notes 1, 4 and 23 of the Notes to Consolidated Financial Statements" for further discussion of our regulatory accounting policy and mechanisms.

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

Our pension plan assets are invested in debt securities and mutual funds, trusts and partnerships that hold marketable debt and equity securities, real estate and absolute return funds. In seeking to obtain a return that aligns with the funded status of the pension plan, the investment consultant recommends allocation percentages by asset classes. These recommendations are reviewed by the internal benefits committee, which then recommends their adoption by the Finance Committee. The Finance Committee has established target investment allocation percentages by asset classes and also investment ranges for each asset class. The target investment allocation percentages are typically the midpoint of the established range. See “Note 11 of the Notes to Consolidated Financial Statements” for the target investment allocation percentages.

We also have a Supplemental Executive Retirement Plan (SERP) that provides additional pension benefits to certain executive officers and others whose benefits under the pension plan are reduced due to the application of Section 415 of the Internal Revenue Code of 1986 and the deferral of salary under deferred compensation plans.

AVISTA CORPORATION

Pension costs (including the SERP) were $22.3 million for 2020, $26.9 million for 2019 and $22.8 million for 2018. Of our pension costs (excluding the SERP), approximately 60 percent are expensed and 40 percent are capitalized consistent with labor charges. The costs related to the SERP are expensed. Our costs for the pension plan are determined in part by actuarial formulas that are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

In accordance with accounting standards, changes in pension plan obligations associated with these factors may not be immediately recognized as pension costs in our Consolidated Statements of Income, but we generally recognize the change in future years over the remaining average service period of pension plan participants. As such, our costs recorded in any period may not reflect the actual level of cash benefits provided to pension plan participants.

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

The following chart reflects the assumptions used each year for the pension discount rate (exclusive of the SERP), the expected long-term return on plan assets and the actual return on plan assets and their impacts to the pension plan associated with the change in assumption (dollars in millions):

	2020	2019	2018
Discount rate (exclusive of SERP)
Pension discount rate	3.25%	3.85%	4.31%
Increase/(decrease) to projected benefit obligation	$62.6	$41.7	$(54.7)
Return on plan assets (a)
Expected long-term return on plan assets	5.50%	5.90%	5.50%
Increase/(decrease) to pension costs	$2.5	$(2.2)	$2.2
Actual return on plan assets, net of fees	15.20%	20.40%	(7.00)%
Actual gain/(loss) on plan assets	$96.6	$109.9	$(41.0)
(a)	The SERP has no plan assets. The plan assets in this disclosure are for the pension plan only.

AVISTA CORPORATION

The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage (dollars in millions):

Actuarial Assumption	Change in Assumption	Effect on Projected Benefit Obligation		Effect on Pension Cost
Expected long-term return on plan assets	(0.5)%	$—	*	$3.2
Expected long-term return on plan assets	0.5%	—	*	(3.2)
Discount rate	(0.5)%	59.6		4.6
Discount rate	0.5%	(52.8)		(4.1)

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

Our annual net cash flows from operating activities usually do not fully support the amount required for annual utility capital expenditures. As such, from time-to-time, we need to access capital markets in order to fund these needs as well as fund maturing debt. See further discussion at “Capital Resources.”

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

As of December 31, 2020, we had $270.4 million of available liquidity under the Avista Corp. committed line of credit and $24.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2022 and AEL&P's $25.0 million credit facility that expires in November 2024, we believe that we have adequate liquidity to meet our needs for the next 12 months.

Review of Consolidated Cash Flow Statement

2020 compared to 2019

Consolidated Operating Activities

Net cash provided by operating activities was $331.0 million for 2020 compared to $398.2 million for 2019. The decrease in net cash provided by operating activities primarily relates to a termination fee of $103.0 million (less transaction costs and income taxes of $19.7 million and $15.7 million, respectively) received in 2019 upon the termination of the proposed Hydro One transaction. For further information, see "Note 25 of the Notes to Consolidated Financial Statements.” In addition, the settlement of interest rate swaps decreased operating cash flows as we paid a net amount of $33.5 million during 2020 compared to $13.3 million paid during 2019. As compared to 2019, certain net current assets and liabilities decreased cash flow by $96.0 million, mostly due to an increase in income taxes receivable related to the CARES Act and a Strategic Tax Review by the Company. In addition, cash flow for collateral posted for derivative instruments decreased due to settlement of interest rate swaps in 2020.

The decreases above, were partially offset by power and natural gas deferrals which decreased during 2020 due to lower natural gas prices during the year (which decreased cash flows by $9.9 million as compared to a decrease to operating cash flows of $45.9 million in 2019). In addition, provision for deferred income taxes increased during 2020 (increased cash flows by $44.9 million as compared to an increase to operating cash flows of $15.1 million in 2019).

Consolidated Investing Activities

Net cash used in investing activities was $410.7 million for 2020, a decrease compared to $445.5 million for 2019. During 2020, we paid $404.3 million for utility capital expenditures, compared to $442.5 million for 2019. In addition, in 2020, we received proceeds from the sale of equity investments (net of cash sold and amounts held in escrow) of $6.8 million. The decreases to cash used in investing activities were partially offset by the sale of METALfx in 2019, in which we received $16.5 million of proceeds. For further information, see "Note 26 of the Notes to Consolidated Financial Statements."

Consolidated Financing Activities

Net cash provided by financing activities was $84.0 million for 2020 compared to $42.5 million for 2019. The increase in financing cash flows was primarily the result of changes in short-term borrowings of $21.4 million compared to 2019. In addition, there was a decrease in maturing long-term debt and finance leases of $37.9 million compared to 2019. The above increases were partially offset by a decrease in proceeds from the issuance of long-term debt of $15.0 million compared to 2019.

AVISTA CORPORATION

Capital Resources

Capital Structure

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings, and excluding noncontrolling interests, consisted of the following as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$7,184	0.2%	$58,928	1.4%
Short-term borrowings	203,000	4.6%	185,800	4.5%
Long-term debt to affiliated trusts	51,547	1.2%	51,547	1.2%
Long-term debt and leases	2,125,065	48.0%	1,961,083	46.7%
Total debt	2,386,796	54.0%	2,257,358	53.8%
Total Avista Corporation shareholders’ equity	2,029,726	46.0%	1,939,284	46.2%
Total	$4,416,522	100.0%	$4,196,642	100.0%

Our shareholders’ equity increased $90.4 million during 2020 primarily due to net income and the issuance of common stock, partially offset by dividends.

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.

Committed Lines of Credit

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million that expires in April 2022. As of December 31, 2020, there was $270.4 million of available liquidity under this line of credit.

The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of December 31, 2020, we were in compliance with this covenant with a ratio of 54.0 percent.

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.'s committed line of credit were as follows as of and for the year ended December 31 (dollars in thousands):

	2020	2019
Balance outstanding at end of year	$102,000	$182,300
Letters of credit outstanding at end of year	$27,618	$21,473
Maximum balance outstanding during the year	$310,000	$221,000
Average balance outstanding during the year	$138,890	$148,616
Average interest rate during the year	1.59%	3.05%
Average interest rate at end of year	1.22%	2.64%

In November of 2019, AEL&P renewed its $25.0 million committed line of credit with a new expiration date in November 2024. As of December 31, 2020, there was $24.0 million of available liquidity under this line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of December 31, 2020, AEL&P was in compliance with this covenant with a ratio of 53.0 percent.

As of December 31, 2020, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

AVISTA CORPORATION

In April 2020, we entered into a $100.0 million credit agreement with an expiration date of April 2021. We borrowed the entire $100.0 million available under this agreement. In April 2021, we intend to pay the full amount outstanding with a draw on our committed line of credit. See "Note 15 of the Notes to Consolidated Financial Statements."

Long-Term Debt

In September 2020, we issued and sold $165.0 million of 3.07 percent first mortgage bonds due in 2050 pursuant to a bond purchase agreement with institutional investors in the private placement market. The total net proceeds from the sale of the bonds were used to repay maturing long-term debt of $52.0 million and repay a portion of the outstanding balance under our $400.0 million committed line of credit. In connection with the pricing of the first mortgage bonds in June 2020, we cash-settled seven interest rate swap derivatives (notional aggregate amount of $70.0 million) and paid a net amount of $33.5 million. The effective interest rate of the first mortgage bonds is 4.32 percent, including the effects of the settled interest rate swap derivatives and issuance costs.

Equity Issuances

We issued equity in 2020 for total net proceeds of $72.2 million. Most of these issuances came through our sales agency agreements under which the sales agents may offer and sell new shares of our common stock from time to time. We have board and regulatory authority to issue a maximum of 3.2 million shares, of which 1.3 million remain unissued as of December 31, 2020. In 2020, 1.9 million shares were issued under these agreements resulting in total net proceeds of $70.6 million.

2021 Liquidity Expectations

During 2021, we expect to issue approximately $120.0 million of long-term debt and up to $75.0 million of equity in order to refinance maturing long-term debt and fund planned capital expenditures.

After considering the expected issuances of long-term debt and equity during 2021, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

Limitations on Issuances of Preferred Stock and First Mortgage Bonds

We are restricted under our Restated Articles of Incorporation, as amended, as to the additional preferred stock we can issue. As of December 31, 2020, we could issue $2.8 billion of preferred stock at an assumed dividend rate of 4.8 percent. We are not planning to issue preferred stock.

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

However, Avista Corp. and AEL&P may not individually issue any additional first mortgage bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless the particular entity issuing the bonds has “net earnings” (as defined in the respective Mortgages) for any period of 12 consecutive calendar months out of the preceding 18 calendar months that were at least twice the annual interest requirements on that entity's mortgage securities at the time outstanding, including the first mortgage bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2020, property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $1.7 billion in aggregate principal amount of additional first mortgage bonds at Avista Corp. and $36.1 million at AEL&P. We believe that we have adequate capacity to issue first mortgage bonds to meet our financing needs over the next several years.

AVISTA CORPORATION

Utility Capital Expenditures

We are making capital investments at our utilities to enhance service and system reliability for our customers and replace aging infrastructure. The following table summarizes our actual and expected capital expenditures as of and for the year ended December 31, 2020 (in thousands):

	Avista Utilities	AEL&P
2020 Actual capital expenditures
Capital expenditures (per the Consolidated Statement of Cash Flows)	$397,292	$7,014

Expected total annual capital expenditures (by year)
2021	$415,000	$7,000
2022	405,000	20,000
2023	405,000	8,000

The following graph shows Avista Utilities' expected capital expenditures for 2021 by category (in millions):

Failed Plant & Operations: $27
Customer Requested: $57
Customer Service Quality & Reliability : $42
Asset Condition: $111
Mandatory & Compliance: $108
Performance & Capacity: $70

These estimates of capital expenditures are subject to continuing review and adjustment. Actual expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

Non-Regulated Investments and Capital Expenditures

We are making investments and capital expenditures at our other businesses including those related to economic development projects in our service territory that demonstrate the latest energy and environmental building innovations and house several local college degree programs. In addition, we are making investments in emerging technology companies and venture capital

AVISTA CORPORATION

funds. The following table summarizes our actual and expected investments and capital expenditures at our other businesses as of and for the year ended December 31, 2020 (in thousands):

Other
2020 Actual investments and capital expenditures
Investments and capital expenditures (per the Consolidated Statement of Cash Flows)	$11,635

Expected total annual investments and capital expenditures (by year)
2021	$15,000
2022	12,000
2023	12,000

These estimates of investments and capital expenditures are subject to continuing review and adjustment. Actual expenditures may vary from our estimates due to factors such as changes in business conditions or strategic plans.

See “Contractual Obligations” for information regarding other material cash requirements for 2021 and thereafter.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had $27.6 million in letters of credit outstanding under our $400 million committed line of credit, compared to $21.5 million as of December 31, 2019.

Pension Plan

We contributed $22.0 million to the pension plan in 2020. We expect to contribute a total of $150.0 million to the pension plan in the period 2021 through 2025, with an annual contribution of $42.0 million for 2021 and 2022 and $22.0 million from 2023 to 2025.

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

The following table summarizes our credit ratings as of February 23, 2021:

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

Contractual Obligations

The following table provides a summary of future contractual obligations as of December 31, 2020 (dollars in millions):

	2021	2022	2023	2024	2025	Thereafter
Avista Utilities:
Long-term debt maturities (including affiliated trusts)	$—	$250	$14	$—	$—	$1,722
Interest payments on long-term debt (1)	87	77	74	73	73	1,374
Short-term borrowings	202	—	—	—	—	—
Energy purchase contracts (2)	250	230	216	193	190	1,091
Lease obligations (3)	5	5	5	5	5	97
Other operating and maintenance obligations (4)	34	31	32	36	34	209
Other obligations (5)	71	83	30	31	31	158

AEL&P total contractual obligations (6)	16	16	16	16	16	242

Other businesses (consolidated) total contractual obligations (7)	15	6	6	20	2	—
Total contractual obligations	$679	$698	$392	$373	$351	$4,891
(1)

Represents our estimate of interest payments on long-term debt, which is calculated based on the assumption that all debt is outstanding until maturity. Interest on variable rate debt is calculated using the rate in effect at December 31, 2020.

(2)

Energy purchase contracts were entered into as part of the obligation to serve our retail electric and natural gas customers’ energy requirements. As a result, costs are generally recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost deferral and recovery mechanisms. See “Note 13 of the Notes to Consolidated Financial Statements” for further discussion.

(3)

Primarily relates to an operating lease with the State of Montana that expires in 2046. See "Note 5 of the Notes to Consolidated Financial Statements" for further discussion of this and our other leases.

(4)

Represents operating agreements, settlements and other contractual obligations for our generation, transmission and distribution facilities. These costs are generally recovered through base retail rates. See “Note 13 of the Notes to Consolidated Financial Statements” for further discussion.

(5)

Our other obligations are primarily related to our estimated cash contributions to our pension plans and other postretirement benefit plans and they average approximately $51 million for 2021 and 2022 and about $31 million thereafter through 2030. We have only included pension and other postretirement funding through 2030 as we cannot reasonably estimate the amounts beyond that time period. This is consistent with the time period presented in "Note 11 of the Notes to Consolidated Financial Statements." This amount is above our contractually obligated amount.

The remainder of our other obligations are related to the net mark-to-market fair value of outstanding unsettled interest rate swap derivatives as of December 31, 2020. The values will change each period depending on fluctuations in market interest rates and could become either assets or liabilities until the period of settlement. Also, the amounts in the table above are not reflective of cash collateral of $8.1 million that is already posted with counterparties against the outstanding interest rate swap derivatives. See “Note 7 of the Notes to Consolidated Financial Statements” for further discussion of our interest rate swaps.

(6)

Primarily relates to long-term debt and finance lease maturities and the related interest. AEL&P cash requirements also include contractually required capital project funding and operating and maintenance costs associated with the Snettisham hydroelectric project. These costs are generally recovered through base retail rates.

AVISTA CORPORATION

(7)	Primarily relates to venture fund commitments at a subsidiary of Avista Capital. Also, there is a long-term debt maturity in 2024 and the related interest associated with AERC.

The above contractual obligations do not include income tax payments. Also, asset retirement obligations (ARO) are not included above and payments associated with these have historically been less than $2 million per year. There are approximately $17.2 million remaining asset retirement obligations as of December 31, 2020.

In addition to the contractually obligated cash outflows disclosed above, we will incur additional operating costs and capital expenditures in future periods for which we are not contractually obligated as part of our normal business operations.

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

Customers may have a choice in the future over the sources from which to receive their energy. In order to effectively compete for our customers in the future, we continue to strive to create value through product and service offerings. We are also attempting to enhance the effectiveness and ease of our customer interactions with us by tailoring our internal company initiatives to focus on choices for our customers to increase their overall satisfaction with the Company.

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

AVISTA CORPORATION

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

Avista Utilities

We track multiple economic indicators affecting the three largest metropolitan statistical areas in our Avista Utilities service area: Spokane, Washington, Coeur d'Alene, Idaho, and Medford, Oregon. The key indicators are employment change and unemployment rates. On an annual basis, 2020 showed negative job growth with higher unemployment rates in all three metropolitan areas. This reflects the impact of the COVID-19 induced recession that started in the first quarter of 2020. However, the unemployment rates in Spokane and Medford are still above the national average. Other leading indicators, such as initial unemployment claims and residential building permits, signal a return to growth over the next 12 months. Considering all relevant indicators, we expect economic growth in our service area in 2021 to be in-line with the U.S. as a whole.

Due to the COVID-19 recession, nonfarm employment (seasonally adjusted) in our eastern Washington, northern Idaho, and southwestern Oregon metropolitan service areas declined in 2020. In Spokane, Washington employment declined 4.2 percent with losses in all major sectors except professional and business services. Employment declined 3.8 percent in Coeur d'Alene, Idaho, reflecting losses all major sectors except manufacturing; trade, transportation, and utilities; information; financial services; and education and health. In Medford, Oregon, employment declined 4 percent, with losses in all major sectors except financial activities and education and health services. U.S. nonfarm sector jobs declined 5.7 percent over the same period.

Changes in the unemployment rate in 2020 reflect the impact of the COVID-19 recession. In Spokane the unemployment rate was 5.4 percent in 2019 and increased to 9.2 percent in 2020; in Coeur d'Alene the rate increased from 3.6 percent in 2019 to 7.3 percent in 2020; and in Medford the rate increased from 4.3 percent in 2019 to 8.4 percent in 2020. The U.S. unemployment rate increased from 3.7 in 2019 percent to 8.1 percent in 2020.

Alaska Electric Light and Power Company

Our AEL&P service area is centered in Juneau. Although Juneau is Alaska’s state capital, it is not a metropolitan statistical area. This means breadth and frequency of economic data is more limited. Therefore, the dates of Juneau's economic data may significantly lag the period of this filing.

The Quarterly Census of Employment and Wages for Juneau shows employment declined 10.5 percent between the first half of 2019 and first half of 2020. There were employment losses in all major sectors, except construction. Government employment declined 3.1 percent during this period; this sector accounted for 37 percent of total employment in 2019. Between 2019 and 2020, the unemployment rate increased from 4.4 percent to 6.9 percent.

AVISTA CORPORATION

Forecasted Customer and Load Growth

Based on our forecast for 2021 through 2024 for Avista Utilities' service area, we expect annual electric customer growth to average 1.0 percent, within a forecast range of 0.6 percent to 1.4 percent. We expect annual natural gas customer growth to average 1.2 percent, within a forecast range of 0.6 percent to 1.8 percent. We anticipate retail electric load growth to average 0.5 percent, within a forecast range of 0.2 percent and 0.8 percent. We expect natural gas load growth to average 1.1 percent, within a forecast range of 0.6 percent and 1.6 percent. The forecast ranges reflect (1) the inherent uncertainty associated with the economic assumptions on which forecasts are based and (2) the historic variability of natural gas customer and load growth.

In AEL&P's service area, we expect no significant growth in residential, commercial and government customers for the period 2021 through 2024. We anticipate average annual total load growth will be in a narrow range around 0.3 percent, with residential load growth averaging 0.6 percent and commercial and government growth near 0 percent.

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

Clean Energy Commitment

In April 2019, we announced a goal to serve our customers with 100 percent clean electricity by 2045 and to have a carbon-neutral supply of electricity by the end of 2027. To help achieve our goals and add to our clean electricity portfolio, in the last three years, we have implemented three renewable energy projects on behalf of our customers: the Community Solar project (0.4 MW) in Spokane Valley, Washington (owned by Avista Corp.), the Solar Select project (28 MW) in Lind, Washington (PPA), and the Rattlesnake Flat Wind project (144 MW) in Adams County, Washington (PPA). These resources are in addition to our existing clean hydroelectric generation, biomass generation, and additional wind and solar projects.

To achieve our clean energy goals, we expect that energy storage and other technologies, which are either not currently available or are not cost-effective under a lowest reasonable cost regulatory standard, will advance such that it will allow us to meet our goals while also maintaining reliability and affordability for our customers. If the required technology is not available or not affordable in the future, we may not meet our goals in the desired timeframe. Meeting our clean energy goals may also require accommodation from economic regulatory agencies insofar as the Company may need to acquire emission offsets to meet its goals. See the discussion in Item 1 under “Electric Resources” for more information on our existing clean electricity sources and efforts to achieve these goals.

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

Avista has created four councils that are centered around its primary focus areas: our customers, our people, perform and invent. The Perform Council is an interdisciplinary team of management and other employees of the Company which regularly meets to discuss, assess and manage current issues associated with the Company’s performance. A key area of focus for the Perform Council, is potential risks and opportunities associated with long-term global climate change. Among other things, the Perform Council:

•	facilitates internal and external communications regarding climate change and related issues,
•	analyzes policy effects, anticipates opportunities and evaluates strategies for the Company,
•	develops recommendations on climate-related policy positions and action plans, and
•	provides direction and oversight with respect to the Company’s clean energy goals.

In addition to the Perform Council, issues concerning climate-related risk and the Company’s clean energy goals are reviewed and regularly discussed by the Board of Directors. The Board’s Environmental, Technology and Operations Committee regularly reviews and discusses environmental and climate related risks, and advises the full Board on any critical or emerging risks and/or related policies. Likewise, the Audit Committee provides oversight of climate-related disclosures in the Company’s financial statements.

Federal Regulatory Actions

In June 2019, the EPA released the final version of the Affordable Clean Energy (ACE) rule, the replacement for the Clean Power Plan (CPP). The final ACE rule combined three distinct EPA actions:

First, EPA finalized the repeal of the CPP. The CPP was comprised of three “building blocks” identified by the EPA as follows:

AVISTA CORPORATION

1.	Reducing CO2 emissions by undertaking efficiency projects at affected coal-fired power plants (i.e., heat-rate improvements);
2.	Reducing CO2 emissions by shifting electricity generation from affected power plants to lower-emitting power plants (e.g., natural gas plants); and
3.	Reducing CO2 emissions by shifting electricity generation from affected power plants to new renewable energy generation.

Notably, the second and third building blocks, responsible for the majority of projected emission reductions, were premised on “beyond the fence” measures to reduce emissions.

Second, the EPA finalized the ACE rule, which comprised the EPA’s determination of the Best System of Emissions Reduction (BSER) for existing coal-fired power plants and procedures that would govern States’ promulgation of standards of performance for such plants within their borders. EPA set the final BSER as heat rate efficiency improvements based on a range of “candidate technologies” that can be applied to a plant's operating units and requires that each State determine which apply to each coal-fired unit based on consideration of remaining useful plant life. Contrary to the CPP, ACE relied solely on emission reductions from the specific source, or “inside the fence.”

Lastly, the ACE rule included implementing regulations for State plans.

In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the ACE Rule and remanded the record back to the EPA for further consideration consistent with its opinion, finding that the EPA misinterpreted the Clean Air Act when it determined that the language of Section 111 barred consideration of emissions reduction options that were not applied at the source. The Court also vacated the repeal of the CPP. The EPA will now act on remand, and it is unclear what next steps the EPA will take. Given the complex and uncertain legal record with respect to the CPP, and the confirmation testimony of the incoming EPA Administrator that the Court’s ruling was an opportunity for the EPA to “take a clean slate” in this area, we expect new rulemaking in the future.

Given the status of the EPA’s rulemaking, we cannot reasonably predict the timing, outcome or applicability of these issues with respect to any of Avista’s generation resources.

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

Clean Air Rule

In September 2016, Ecology adopted the Clean Air Rule (CAR) to cap and reduce greenhouse gas (GHG) emissions across the State of Washington in pursuit of the State’s GHG goals, which were enacted in 2008 by the Washington State Legislature. The CAR applies to sources of annual GHG emissions in excess of 100,000 tons for the first compliance period of 2017 through 2019; this threshold incrementally decreases to 70,000 metric tons beginning in 2035. The rule affects stationary sources and transportation fuel suppliers, as well as natural gas distribution companies. Ecology originally identified approximately 30 entities that would be regulated under the CAR. Parties covered by the regulation will be required to reduce emissions by 1.7 percent annually until 2035. Compliance can be demonstrated by achieving emission reductions and/or surrendering Emission Reduction Units (ERU), which are generated by parties that achieve reductions greater than required by the rule. Allowable ERUs can also take the form of renewable energy credits from renewable resources located in Washington, carbon emission offsets, and allowances acquired from an organized cap and trade market, such as the one operating in California. In addition to the CAR's applicability to our burning of fuel as an electric utility, the CAR would apply to us as a natural gas distribution

AVISTA CORPORATION

company, for the emissions associated with the use of the natural gas we provide our customers who are not already covered under the regulation.

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

Clean Energy Transformation Act

In 2019, the Washington State Legislature passed the CETA, which requires Washington utilities to eliminate the costs and benefits associated with coal-fired resources from their retail electric sales by December 31, 2025. This requirement would effectively prohibit sales of energy produced by coal-fired generation to Washington retail customers after December 31, 2025. In addition, CETA establishes the policy of Washington State that all retail sales of electricity to Washington customers must be carbon-neutral by January 1, 2030 and requires that each electric utility demonstrate compliance with this standard by using electricity from renewable and other non-emitting resources for 100 percent of the utility’s retail electric load over consecutive multi-year compliance periods; provided, however, that through December 31, 2044 the utility may satisfy up to 20 percent of this requirement with specified payments, credits and/or investments in qualifying energy transformation projects. The law has direct, specific impacts on Colstrip, which are unique to those owners of Colstrip who serve Washington customers. See “Colstrip” section for further details on the impacts of CETA on Colstrip. Our hydroelectric and biomass generation facilities can be used to comply with the CETA’s clean energy standards. CETA also effectuated changes to laws governing the WUTC. Several Washington agencies have established regulations under the CETA to guide implementation, and further rulemaking is ongoing. We intend to seek recovery of any costs associated with the clean energy legislation and regulations through the regulatory process.

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

•support streamlined processes.

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

AVISTA CORPORATION

levels higher than 1,100 pounds of GHG per MWh. The Washington State Department of Commerce reviews the standard every five years. In September 2018, it adopted a new standard of 925 pounds of GHG per MWh. We intend to seek recovery of costs related to ongoing and new requirements through the ratemaking process.

GHG Reduction Targets

The State of Washington has adopted non-binding targets to reduce GHG emissions. The State enacted its targets with an expectation of reaching the targets through a combination of renewable energy standards, eventual carbon pricing mechanisms, such as cap and trade regulation or a carbon tax, and assorted “complementary policies.” However, no specific reductions are mandated as yet. The State’s targets, originally enacted in 2008, have been evaluated by state institutions against the aims of the Paris Climate Accord of 2016, which include limiting the increase in the global average temperatures to at least below 2 degrees Celsius above pre-industrial levels and pursuing efforts to restrict the temperature increase to 1.5 degrees Celsius above pre-industrial levels. The ultimate targets would achieve greenhouse gas emissions reductions of 95% below 1990 levels by 2050, with the remaining 5% being offset for the state to achieve net-zero emissions. These targets will be used to inform future climate change legislation. We cannot reasonably predict how the state legislature may propose to meet the State's targets in the future. We intend to seek recovery of any new costs associated with these reduction targets, or any new reduction targets, through the regulatory process.

Oregon Legislation and Regulatory Actions

GHG Reduction Targets

The State of Oregon has adopted non-binding targets to reduce GHG emissions. The State enacted its targets with an expectation of reaching the targets through a combination of renewable energy standards, eventual carbon pricing mechanisms, such as cap and trade regulation or a carbon tax, and assorted “complementary policies.” However, no specific reductions are mandated as yet. The State’s targets have been evaluated by state institutions against the aims of the Paris Climate Accord of 2016, which include limiting the increase in global average temperatures to at least below 2 degrees Celsius above pre-industrial levels and pursuing efforts to restrict the temperature increase to 1.5 degrees Celsius above pre-industrial levels. In March 2020, Oregon Governor Kate Brown issued Executive Order No. 20-04, “Directing State Agencies to Take Actions to Reduce and Regulate Greenhouse Gas Emissions.” The Executive Order launched rulemaking proceedings for every Oregon agency with jurisdiction over greenhouse gas-related matters, with the aim of reducing Oregon’s overall GHG emissions to 80% below 1990 levels by 2050. Oregon agencies, including the Department of Environmental Quality (DEQ) and the Public Utility Commission, issued reports discussing general intent to carry out the Executive Order. DEQ is tasked with developing rules for a cap and reduce program that would apply to our natural gas distribution business in Oregon. The agency initiated informal and broad stakeholder consultation in June 2020, and, along with other agencies, is now moving into formal rulemaking. We cannot reasonably predict the impact of regulatory proceedings arising from the Executive Order, nor how the state legislature may undertake additional requirements or revise the State's targets in the future. We intend to seek recovery of any new costs associated with these reduction targets, or any new reduction targets, through the regulatory process.

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

AVISTA CORPORATION

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

Clean Air Act (CAA)

The CAA creates numerous requirements for our thermal generating plants. Colstrip, Kettle Falls GS, Coyote Springs and Rathdrum CT all require CAA Title V operating permits. The Boulder Park GS, Northeast CT and a number of other operations require minor source permits or simple source registration permits. We have secured these permits and certify our compliance with Title V permits on an annual basis. These requirements can change over time as the CAA or applicable implementing regulations are amended and new permits are issued. We actively monitor legislative, regulatory and other program developments of the CAA that may impact our facilities.

Threatened and Endangered Species and Wildlife

A number of species of fish in the Northwest are listed as threatened or endangered under the Federal Endangered Species Act. Efforts to protect these and other species have not significantly impacted generation levels at our hydroelectric facilities, nor operations of our thermal plants or electrical distribution and transmission system. We are implementing fish protection measures at our hydroelectric project on the Clark Fork River under a 45-year FERC operating license for Cabinet Gorge and Noxon Rapids (issued in 2001) that incorporates a comprehensive settlement agreement. The restoration of native salmonid fish, including bull trout, is a key part of the agreement. The result is a collaborative native salmonid restoration program with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana on the lower Clark Fork River, consistent with requirements of the FERC license. The U.S. Fish & Wildlife Service issued an updated Critical Habitat Designation for bull trout in 2010 that includes the lower Clark Fork River, as well as portions of the Coeur d'Alene basin within our Spokane River Project area, and issued a final Bull Trout Recovery Plan under the ESA. Issues related to these activities are expected to be resolved through the ongoing collaborative effort of our Clark Fork and Spokane River FERC licenses.

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

AVISTA CORPORATION

abatement reduces future mitigation obligations. The Company has sought, and intends to continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.

Other

For other environmental issues and other contingencies see “Note 22 of the Notes to Consolidated Financial Statements.”

Colstrip

Colstrip is a coal-fired generating plant in southeastern Montana that includes four units and which is owned by six separate entities. We have a 15 percent ownership interest in Units 3 & 4 and provide financing for our ownership interest in the project. The other owners are Puget Sound Energy, Portland General Electric, NorthWestern Energy, Pacificorp and Talen Montana (which is also the operator of the plant). In January 2020, the owners of Units 1 & 2, in which we have no ownership, closed those two units. The owners of Units 3 & 4 currently share operating and capital costs pursuant to the terms of an operating agreement among them (the Ownership and Operation Agreement).

CETA imposes deadlines by which coal-fired resources, such as Colstrip, must be excluded from the rate base of Washington utilities and by which electricity from such resources may no longer be delivered to Washington retail customers. See “Environmental Issues and Contingencies – Climate Change – Washington Legislation and Regulatory Actions – Clean Energy Transformation Act”. These deadlines are reflected in our IRPs and those of other Washington utilities. Not all of the co-owners of Colstrip Units 3 & 4 are Washington utilities subject to CETA, and the co-owners have differing needs for the generating capacity of these units. Accordingly, business disagreements have arisen among the co-owners, including, but not limited to, disagreements as to the shut-down date or dates of these units. These business disagreements, in turn, have led to disagreements as to the interpretation of various provisions of the Ownership and Operating Agreement, including, but not limited to, provisions relating to the termination by a co-owner of its interests in Unit 3 and/or Unit 4. Meanwhile, while the units are still being operated, related disagreements have arisen over the 2021 operating budget that could extend to future budgets. If these disagreements cannot be resolved to the satisfaction of all owners, it is possible that one or more issues will be arbitrated in accordance with the terms of the Ownership and Operation Agreement. In that case, the outcome of any such proceeding could have financial implications for any future decisions we may make with respect to our ownership interest in Colstrip Units 3 & 4. Other impacts of the CETA and its implementing regulations are discussed in the Environmental Issues and Contingencies section.

Depreciation of Colstrip Assets

We have received orders from the IPUC and WUTC allowing us to accelerate the depreciation of our 15 percent ownership interest in Colstrip Units 3 & 4 to 2027 for Idaho and 2025 for Washington. Our remaining investment in Colstrip Units 3 & 4 as of December 31, 2020 was $107.6 million.

Coal Ash Management/Disposal

In 2015, the EPA issued a final rule regarding coal combustion residuals (CCRs), also termed coal combustion byproducts or coal ash (Colstrip produces this byproduct). The CCR rule has been the subject of ongoing litigation. In August 2018, the D.C. Circuit struck down provisions of the rule. In December 2019, a proposed revision to the rule was published in the Federal Register to address the D.C. Circuit's decision. The rule includes technical requirements for CCR landfills and surface impoundments under Subtitle D of the Resource Conservation and Recovery Act, the nation's primary law for regulating solid waste. The Colstrip owners developed a multi-year compliance plan to address the CCR requirements along with existing state obligations expressed through the 2012 Administrative Order on Consent (AOC) with Montana Department of Environmental Quality (MDEQ). These requirements continue despite the 2018 federal court ruling.

The AOC requires MDEQ to review Remedy and Closure plans for all parts of the Colstrip plant through an ongoing public process. The AOC also requires the Colstrip owners to provide financial assurance, primarily in the form of surety bonds, to secure each owner’s pro rata share of various anticipated closure and remediation obligations. We are responsible for our share of two major areas: the Plant Site Area and the Effluent Holding Pond Area. Generally, the plans include the removal of Boron, Chloride, and Sulfate from the groundwater, closure of the existing ash storage ponds, and installation of a new water treatment system to convert the facility to a dry ash storage. We recently adjusted our share of the posted surety bonds to approximately

AVISTA CORPORATION

$20 million. This amount will be updated annually, with expected obligations decreasing over time as remediation activities are completed.

Colstrip Coal Contract

Colstrip is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements. Several of the co-owners of Colstrip, including us, have negotiated an extension to the coal contract that runs through December 31, 2025.

Other Colstrip Matters

We continue to assess the best options for Colstrip in conjunction with our co-owners. We intend to seek recovery of any costs associated with Colstrip regulatory matters.

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

AVISTA CORPORATION

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

External Mandates Risk

Oversight of our external mandate risk mitigation strategies is performed by the Environmental, Technology and Operations Committee of our Board of Directors and senior management. We have a Perform Council which meets internally to assess the potential impacts of climate policy to our business and to identify strategies to plan for change. Our ESG program creates a framework that is intended to attract investment, enhancement of our brand, and promotion of sustainable long-term growth. We also have employees dedicated to actively engage and monitor federal, state and local government positions and legislative actions that may affect us or our customers.

To prevent the threat of municipalization, we work to build strong relationships with the communities we serve through, among other things:

•	communication and involvement with local business leaders and community organizations,
•	providing customers with a multitude of limited income initiatives, including energy fairs, senior outreach, low income workshops, mobile outreach strategy and a Low Income Rate Assistance Plan,
•	tailoring our internal company initiatives to focus on choices for our customers, to increase their overall satisfaction with the Company, and
•	engaging in the legislative process in a manner that fosters the interests of our customers and the communities we serve.

AVISTA CORPORATION

Financial Risk

Our financial risk is impacted by many factors. Several of these risks include regulation and rates, weather, access to capital markets, interest rate risk, credit risk, and foreign exchange risk. We have a Treasury department that monitors our daily cash position and future cash flow needs, as well as monitoring market conditions to determine the appropriate course of action for capital financing and/or hedging strategies. Oversight of our financial risk mitigation strategies is performed by senior management and the Finance Committee of our Board of Directors.

Regulation and Rates

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

Interest Rate Risk

Uncertainty about future interest rates causes risk related to a portion of our existing debt, our future borrowing requirements, and our pension and other post-retirement benefit obligations. We manage debt interest rate exposure by limiting our variable rate debt to a percentage of total capitalization of the Company. We hedge a portion of our interest rate risk on forecasted debt issuances with financial derivative instruments. The Finance Committee of our Board of Directors periodically reviews and discusses interest rate risk management processes and the steps management has undertaken to control interest rate risk. Our Risk Management Committee (RMC) also reviews our interest rate risk management plan. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities.

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

AVISTA CORPORATION

The following table summarizes our interest rate swap derivatives outstanding as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Number of agreements	16	20
Notional amount	$175,000	$215,000
Mandatory cash settlement dates	2021 to 2023	2020 to 2022
Short-term derivative assets (1)	$—	$589
Short-term derivative liability (1) (2)	(11,525)	(7,825)
Long-term derivative liability (1) (2)	(31,238)	(18,498)
(1)	There are offsetting regulatory assets and liabilities for these items on the Consolidated Balance Sheets in accordance with regulatory accounting practices.
(2)

The balance as of December 31, 2020 and December 31, 2019 reflects the offsetting of $8.1 million and $6.8 million, respectively, of cash collateral against the net derivative positions where a legal right of offset exists.

We estimate that a 10 basis point increase in forward LIBOR interest rates as of December 31, 2020 would increase the interest rate swap derivative net liability by $5.9 million, while a 10 basis point decrease would decrease the interest rate swap derivative net liability by $6.1 million.

We estimated that a 10 basis point increase in forward LIBOR interest rates as of December 31, 2019 would have increased the interest rate swap derivative net liability by $5.1 million, while a 10 basis point decrease would decrease the interest rate swap derivative net liability by $5.4 million.

The interest rate on $51.5 million of long-term debt to affiliated trusts is adjusted quarterly, reflecting current market rates. Amounts borrowed under our committed line of credit agreements have variable interest rates.

The following table shows our long-term debt (including current portion) and related weighted-average interest rates, by expected maturity dates as of December 31, 2020 (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate long-term debt (1)	$—	$250,000	$13,500	$15,000	$—	$1,745,000	$2,023,500	$2,425,072
Weighted-average interest rate	—	5.13%	7.35%	3.44%	—	4.36%	4.47%
Variable rate long-term debt to affiliated trusts	—	—	—	—	—	$51,547	$51,547	$43,815
Weighted-average interest rate	—	—	—	—	—	1.10%	1.10%
(1)	These balances include the fixed rate long-term debt of Avista Corp., AEL&P and AERC.

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

AVISTA CORPORATION

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

As of December 31, 2020, we had cash deposited as collateral of $5.0 million and letters of credit of $23.5 million outstanding related to our energy derivative contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at December 31, 2020 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

December 31, 2020
Additional collateral taking into account contractual thresholds	$11,772
Additional collateral without contractual thresholds	14,575

AVISTA CORPORATION

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of December 31, 2020, we had interest rate swap agreements outstanding with a notional amount totaling $175.0 million and we had deposited cash in the amount of $8.1 million as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at December 31, 2020, we would potentially be required to post the following additional collateral (in thousands):

December 31, 2020
Additional collateral taking into account contractual thresholds (1)	$11,540
Additional collateral without contractual thresholds	42,763
(1)

This amount is different from the amount disclosed in “Note 7 of the Notes to Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 7, this analysis also takes into account contractual threshold limits that are not considered in Note 7.

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

Further information for derivatives and fair values is disclosed at “Note 7 of the Notes to Consolidated Financial Statements” and “Note 18 of the Notes to Consolidated Financial Statements.”

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

AVISTA CORPORATION

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

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2020 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2025:

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2021	$2	$(414)	$(87)	$10,549	$(15)	$716	$(2,152)	$(10,672)
2022	—	—	247	1,920	—	—	(1,697)	(1,536)
2023	—	—	—	(122)	—	—	(1,599)	(42)
2024	—	—	—	—	—	—	(1,673)	—
2025	—	—	—	—	—	—	(1,219)	—

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2019 that were expected to settle in each respective year (dollars in thousands). There were no expected deliveries of energy commodity derivatives after 2022:

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

AVISTA CORPORATION

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm and Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avista Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avista Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America .

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Regulatory Matters - Refer to Notes 1, 22, and 23 to the financial statements

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

Portland, Oregon

February 23, 2021

We have served as the Company's auditor since 1933.

CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Years Ended December 31

Dollars in thousands, except per share amounts

	2020	2019	2018
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$1,324,091	$1,323,524	$1,368,657
Alternative revenue programs	(3,814)	9,614	908
Total utility revenues	1,320,277	1,333,138	1,369,565
Non-utility revenues	1,614	12,484	27,328
Total operating revenues	1,321,891	1,345,622	1,396,893
Operating Expenses:
Utility operating expenses:
Resource costs	398,509	439,817	494,736
Other operating expenses	354,614	345,212	318,274
Merger transaction costs	—	19,675	3,718
Depreciation and amortization	223,507	205,365	182,877
Taxes other than income taxes	106,501	105,652	107,295
Non-utility operating expenses:
Other operating expenses	5,344	18,883	28,081
Depreciation and amortization	716	629	799
Total operating expenses	1,089,191	1,135,233	1,135,780
Income from operations	232,700	210,389	261,113
Interest expense	104,348	103,012	99,715
Interest expense to affiliated trusts	713	1,342	1,221
Capitalized interest	(4,083)	(4,174)	(3,939)
Merger termination fee	—	(103,000)	—
Other expense (income)-net	(4,817)	(14,928)	1,458
Income before income taxes	136,539	228,137	162,658
Income tax expense	7,051	31,374	26,060
Net income	129,488	196,763	136,598
Net loss (income) attributable to noncontrolling interests	—	216	(169)
Net income attributable to Avista Corp. shareholders	$129,488	$196,979	$136,429
Weighted-average common shares outstanding (thousands), basic	67,962	66,205	65,673
Weighted-average common shares outstanding (thousands), diluted	68,102	66,329	65,946
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$1.91	$2.98	$2.08
Diluted	$1.90	$2.97	$2.07

 The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Years Ended December 31

Dollars in thousands

	2020	2019	2018
Net income	$129,488	$196,763	$136,598
Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $(1,095), $(636) and $523, respectively	(4,119)	(2,393)	1,966
Total other comprehensive income (loss)	(4,119)	(2,393)	1,966
Comprehensive income	125,369	194,370	138,564
Comprehensive loss (income) attributable to noncontrolling interests	-	216	(169)
Comprehensive income attributable to Avista Corporation shareholders	$125,369	$194,586	$138,395

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED BALANCE SHEETS

Avista Corporation

As of December 31

Dollars in thousands

	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$14,196	$9,896
Accounts and notes receivable, net	163,772	166,657
Materials and supplies, fuel stock and stored natural gas	67,451	66,583
Regulatory assets	13,673	21,851
Other current assets	84,885	40,142
Total current assets	343,977	305,129
Net utility property	4,991,612	4,797,007
Goodwill	52,426	52,426
Non-current regulatory assets	750,443	670,802
Other property and investments-net and other non-current assets	263,639	257,092
Total assets	$6,402,097	$6,082,456
Liabilities and Equity:
Current Liabilities:
Accounts payable	$106,613	$110,219
Current portion of long-term debt	—	52,000
Short-term borrowings	203,000	185,800
Regulatory liabilities	46,435	51,715
Other current liabilities	149,831	130,979
Total current liabilities	505,879	530,713
Long-term debt	2,008,534	1,843,768
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	211,880	212,006
Deferred income taxes	594,712	528,513
Non-current regulatory liabilities	784,820	775,436
Other non-current liabilities and deferred credits	214,999	201,189
Total liabilities	4,372,371	4,143,172
Commitments and Contingencies (See Notes to Consolidated Financial Statements)
Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 69,238,901 and 67,176,996 shares issued and outstanding, respectively	1,286,068	1,210,741
Accumulated other comprehensive loss	(14,378)	(10,259)
Retained earnings	758,036	738,802
Total equity	2,029,726	1,939,284
Total liabilities and equity	$6,402,097	$6,082,456

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Years Ended December 31

Dollars in thousands

	2020	2019	2018
Operating Activities:
Net income	$129,488	$196,763	$136,598
Non-cash items included in net income:
Depreciation and amortization	224,223	205,994	187,318
Provision for deferred income taxes	44,964	15,098	8,570
Power and natural gas cost amortizations (deferrals), net	(9,923)	(45,917)	10,263
Amortization of debt expense	3,237	2,680	2,967
Amortization of investment in exchange power	—	1,633	2,450
Stock-based compensation expense	5,846	11,353	5,367
Equity-related AFUDC	(6,970)	(6,585)	(6,554)
Pension and other postretirement benefit expense	33,812	36,417	32,017
Other regulatory assets and liabilities and deferred debits and credits	10,287	65	27,512
Change in decoupling regulatory deferral	2,971	(10,327)	(1,288)
Gain on sale of investments	(4,795)	(7,450)	—
Other	1,998	(13,526)	1,114
Contributions to defined benefit pension plan	(22,000)	(22,000)	(22,000)
Cash paid on settlement of interest rate swap agreements	(33,499)	(13,325)	(32,174)
Cash received on settlement of interest rate swap agreements	—	—	5,594
Changes in certain current assets and liabilities:
Accounts and notes receivable	(10,960)	(4,366)	15,474
Materials and supplies, fuel stock and stored natural gas	(868)	(6,148)	(5,807)
Collateral posted for derivative instruments	1,579	63,974	(4,128)
Income taxes receivable	(41,363)	(8,736)	2,021
Other current assets	(2,401)	(3,657)	(2,589)
Accounts payable	(10,152)	7,471	(470)
Other current liabilities	15,530	(1,199)	(370)
Net cash provided by operating activities	331,004	398,212	361,885
Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(404,306)	(442,510)	(424,350)
Issuance of notes receivable by subsidiaries	(4,393)	(7,303)	(3,555)
Equity and property investments made by subsidiaries	(5,925)	(13,508)	(13,283)
Proceeds from sale of investments	6,786	16,407	—
Other	(2,905)	1,403	756
Net cash used in investing activities	$(410,743)	$(445,511)	$(440,432)

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Years Ended December 31

Dollars in thousands

	2020	2019	2018
Financing Activities:
Net increase (decrease) in short-term borrowings	$17,200	$(4,200)	$84,603
Proceeds from issuance of long-term debt	165,000	180,000	374,621
Maturity of long-term debt and finance leases	(54,800)	(92,660)	(277,438)
Issuance of common stock, net of issuance costs	72,200	64,573	1,207
Cash dividends paid	(110,254)	(102,772)	(98,046)
Other	(5,307)	(2,402)	(7,916)
Net cash provided by financing activities	84,039	42,539	77,031
Net increase (decrease) in cash and cash equivalents	4,300	(4,760)	(1,516)
Cash and cash equivalents at beginning of year	9,896	14,656	16,172
Cash and cash equivalents at end of year	$14,196	$9,896	$14,656
Supplemental Cash Flow Information:
Cash paid (received) during the year:
Interest	$97,717	$99,060	$97,437
Income taxes paid	1,901	26,764	17,801
Income tax refunds	(918)	(979)	(3,025)
Non-cash financing and investing activities:
Accounts payable for capital expenditures	32,039	25,644	31,868

The Accompanying Notes are an Integral Part of These Statements.

CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Years Ended December 31

Dollars in thousands, except per share amounts

	2020	2019	2018
Common Stock, Shares:
Shares outstanding at beginning of year	67,176,996	65,688,356	65,494,333
Shares issued through equity compensation plans	139,726	75,399	185,794
Shares issued through Employee Investment Plan (401-K)	17,179	3,653	8,229
Shares issued through sales agency agreements	1,905,000	1,409,588	—
Shares outstanding at end of year	69,238,901	67,176,996	65,688,356
Common Stock, Amount:
Balance at beginning of year	$1,210,741	$1,136,491	$1,133,448
Equity compensation expense	5,535	10,568	5,765
Issuance of common stock through equity compensation plans	965	827	791
Issuance of common stock through Employee Investment Plan (401-K)	674	175	416
Issuance of common stock through sales agency agreements, net of issuance costs	70,561	63,571	—
Payment of minimum tax withholdings for share-based payment awards	(2,408)	(891)	(3,929)
Balance at end of year	1,286,068	1,210,741	1,136,491
Accumulated Other Comprehensive Loss:
Balance at beginning of year	(10,259)	(7,866)	(8,090)
Other comprehensive income (loss)	(4,119)	(2,393)	1,966
Reclassification of excess income tax benefits	—	—	(1,742)
Balance at end of year	(14,378)	(10,259)	(7,866)
Retained Earnings:
Balance at beginning of year	738,802	644,595	604,470
Net income attributable to Avista Corporation shareholders	129,488	196,979	136,429
Cash dividends paid (common stock)	(110,254)	(102,772)	(98,046)
Reclassification of excess income tax benefits	—	—	1,742
Balance at end of year	758,036	738,802	644,595
Total Avista Corporation shareholders’ equity	$2,029,726	$1,939,284	$1,773,220
Noncontrolling Interests:
Balance at beginning of year	$—	$825	$656
Net income attributable to noncontrolling interests	—	(216)	169
Deconsolidation of noncontrolling interests related to sale of METALfx	—	(609)	—
Balance at end of year	—	—	825
Total equity	$2,029,726	$1,939,284	$1,774,045
Dividends declared per common share	$1.62	$1.55	$1.49

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

Avista Capital, a wholly owned non-regulated subsidiary of Avista Corp., is the parent company of all of the subsidiary companies in the non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC. See Note 24 for business segment information. See Note 26 for discussion of the sale of METALfx, which was an unregulated subsidiary of the Company.

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

Depreciation

For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing composite rates for utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives. For utility operations, the ratio of depreciation provisions to average depreciable property was as follows for the years ended December 31:

AVISTA CORPORATION

	2020	2019	2018
Avista Utilities
Ratio of depreciation to average depreciable property	3.43%	3.28%	3.17%
Alaska Electric Light and Power Company
Ratio of depreciation to average depreciable property	2.77%	2.48%	2.46%

The average service lives for the following broad categories of utility plant in service are (in years):

	Avista Utilities	Alaska Electric Light and Power Company
Electric thermal/other production	27	42
Hydroelectric production	81	42
Electric transmission	49	43
Electric distribution	39	40
Natural gas distribution property	44	N/A
Other shorter-lived general plant	8	18

Allowance for Funds Used During Construction

AFUDC represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. As prescribed by regulatory authorities, AFUDC is capitalized as a part of the cost of utility plant. The debt component of AFUDC is credited against total interest expense in the Consolidated Statements of Income in the line item “capitalized interest.” The equity component of AFUDC is included in the Consolidated Statements of Income in the line item “other expense (income)-net.” The Company is permitted, under established regulatory rate practices, to recover the capitalized AFUDC, and a reasonable return thereon, through its inclusion in rate base and the provision for depreciation after the related utility plant is placed in service. Cash inflow related to AFUDC does not occur until the related utility plant is placed in service and included in rate base.

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

The effective AFUDC rate was the following for the years ended December 31:

	2020	2019	2018
Avista Utilities
Effective state AFUDC rate	7.25%	7.39%	7.43%
Alaska Electric Light and Power Company
Effective AFUDC rate	8.04%	8.96%	9.04%

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

AVISTA CORPORATION

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

The Company did not incur any penalties on income tax positions in 2020, 2019 or 2018. The Company would recognize interest accrued related to income tax positions as interest expense and any penalties incurred as other operating expense.

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

The Company recorded stock-based compensation expense (included in other operating expenses) and income tax benefits in the Consolidated Statements of Income of the following amounts for the years ended December 31 (dollars in thousands):

	2020	2019	2018
Stock-based compensation expense	$5,846	$11,353	$5,367
Income tax benefits	1,228	2,384	1,127
Excess tax benefits (expenses) on settled share-based employee payments	(165)	(612)	990

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

AVISTA CORPORATION

The following table summarizes the number of grants, vested and unvested shares, earned shares (based on market metrics), and other pertinent information related to the Company's stock compensation awards for the years ended December 31:

	2020	2019	2018
Restricted Shares
Shares granted during the year	45,540	50,061	40,661
Shares vested during the year	56,203	48,228	53,352
Unvested shares at end of year	71,706	93,351	91,998
Unrecognized compensation expense at end of year (in thousands)	$2,003	$2,054	$1,964
TSR Awards
TSR shares granted during the year	47,848	99,214	80,724
TSR shares vested during the year (1)	71,299	106,858	107,342
Unvested TSR shares at end of year	122,133	178,035	187,172
Unrecognized compensation expense (in thousands)	$2,296	$3,377	$3,706
CEPS Awards
CEPS shares granted during the year	47,848	49,609	40,329
CEPS shares vested during the year	35,622	53,454	53,699
CEPS shares earned based on market metrics	63,763	106,908	30,102
Unvested CEPS shares at end of year	83,464	88,990	93,579
Unrecognized compensation expense (in thousands)	$1,090	$2,401	$1,260
(1)	The market metrics were not met during 2020, 2019 and 2018 and no TRS shares were earned during these periods.

Outstanding TSR and CEPS share awards include a dividend component that is paid in cash. This component of the share grants is accounted for as a liability award. These liability awards are revalued on a quarterly basis taking into account the number of awards outstanding, historical dividend rate, the change in the value of the Company’s common stock relative to an external benchmark (TSR awards only) and the amount of CEPS earned to date compared to estimated CEPS over the performance period (CEPS awards only). Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. As of December 31, 2020 and 2019, the Company had recognized cumulative compensation expense and a liability of $0.8 million and $0.9 million, respectively, related to the dividend component on the outstanding and unvested share grants.

Other Expense (Income) - Net

Other Expense (Income) - net consisted of the following items for the years ended December 31 (dollars in thousands):

	2020	2019	2018
Interest income	$(1,952)	$(2,587)	$(2,710)
Interest on regulatory deferrals	(1,222)	(1,460)	(990)
Equity-related AFUDC	(6,970)	(6,585)	(6,554)
Non-service portion of pension and other postretirement benefit expenses	6,433	8,899	5,156
Net (income) loss on investments	(905)	(14,299)	5,369
Other expense (income)	(201)	1,104	1,187
Total	$(4,817)	$(14,928)	$1,458

Earnings per Common Share Attributable to Avista Corporation Shareholders

Basic earnings per common share attributable to Avista Corp. shareholders is computed by dividing net income attributable to Avista Corp. shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share attributable to Avista Corp. shareholders is calculated by dividing net income attributable to Avista Corp. shareholders by diluted weighted-average common shares outstanding during the period, including common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalent shares include shares issuable under contingent stock awards. See Note 21 for earnings per common share calculations.

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

	2020	2019	2018
Allowance as of the beginning of the year	$2,419	$5,233	$5,132
Additions expensed during the year (1)	11,280	460	3,917
Net deductions	(2,312)	(3,274)	(3,816)
Allowance as of the end of the year	$11,387	$2,419	$5,233
(1)	Increase in 2020 related to COVID-19, bad debt expense in excess of the amount recovered through rates of $7.1 million, was deferred as a regulatory asset.

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

Goodwill

Goodwill arising from acquisitions represents the future economic benefit arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company evaluates goodwill for impairment using a fair value to carrying amount comparison (Step 1). The Company completed its annual evaluation of goodwill for potential impairment as of November 30, 2020 and determined that goodwill was not impaired at that time (carrying value was less than the determined fair value). There were no events or circumstances that changed between November 30, 2020 and December 31, 2020 that would more likely than not reduce the fair values of the reporting units below their carrying amounts.

AVISTA CORPORATION

The changes in the carrying amount of goodwill during 2019 and 2020 and the balance was as follows (dollars in thousands):

	AEL&P	Other	Accumulated Impairment Losses	Total
Balance as of January 1, 2019	$52,426	$12,979	$(7,733)	$57,672
Goodwill sold during the year	—	(12,979)	7,733	(5,246)
Balance as of December 2019	$52,426	$—	$—	$52,426
Balance as of December 31, 2020	$52,426	$—	$—	$52,426

During the year ended December 31, 2020, there were no changes in the carrying amount of goodwill. During the year ended December 31, 2019, goodwill sold related to the sale of METALfx in April 2019. See Note 26 for further discussion. Accumulated impairment losses were attributable to METALfx, which was a part of the other businesses.

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

Fair Value Measurements

Fair value represents the price that would be received when selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Energy commodity derivative assets and liabilities, deferred compensation assets, as well as derivatives related to interest rate swap derivatives and foreign currency exchange derivatives, are reported at estimated fair value on the Consolidated Balance Sheets. See Note 18 for the Company’s fair value disclosures.

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

Regulatory accounting practices require that certain costs and/or obligations (such as incurred power and natural gas costs not currently reflected in rates, but expected to be recovered or refunded in the future), are reflected as deferred charges or credits on the Consolidated Balance Sheets. These costs and/or obligations are not reflected in the Consolidated Statements of Income until the period during which matching revenues are recognized. The Company also has decoupling revenue deferrals. See Note 4 for discussion on decoupling revenue deferrals.

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

Unamortized Debt Expense

Unamortized debt expense includes debt issuance costs that are amortized over the life of the related debt. These costs are recorded as an offset to Long-Term Debt on the Consolidated Balance Sheets.

Unamortized Debt Repurchase Costs

Premiums paid or discounts received to repurchase debt are amortized over the remaining life of the original debt that was repurchased or, if new debt is issued in connection with the repurchase, these costs are amortized over the life of the new debt. These costs are recovered through retail rates as a component of interest expense.

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

The appropriated retained earnings amounts included in retained earnings were as follows as of December 31 (dollars in thousands):

	2020	2019
Appropriated retained earnings	$47,473	$43,151

Contingencies

The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual, if there is a reasonable possibility that a material loss may be incurred. As of December 31, 2020, the Company has not recorded any significant

AVISTA CORPORATION

amounts related to unresolved contingencies. See Note 22 for further discussion of the Company's commitments and contingencies.

COVID-19

In 2020, the WUTC, IPUC, and OPUC approved accounting orders that allow the Company to defer certain net COVID-19 related costs and benefits. As such, as of December 31, 2020, the Company has deferred a net benefit to customers of $2.8 million for all jurisdictions.

In Alaska, a Senate Bill was signed into law that provides for deferral and recovery of incremental COVID-19 related costs subject to approval by the RCA.

The respective regulatory authorities will determine the appropriateness and prudency of any deferred expenses when the Company seeks recovery. See “Regulatory Deferred Charges and Credits”.

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

Adoption of the standard impacted the Company's Consolidated Balance Sheets through recognition of right-of-use (ROU) assets and lease liabilities for the Company's operating leases. Accounting for finance leases (formerly capital leases) remained substantially unchanged. See Note 5 for further information on the Company's leases.

ASU 2018-13 "Fair Value Measurement (Topic 820)"

In August 2018, the FASB issued ASU No. 2018-13, which amends the fair value measurement disclosure requirements of ASC 820. The requirements of this ASU include additional disclosure regarding the range and weighted average used to develop significant unobservable inputs for Level 3 fair value estimates and the elimination of certain other previously required disclosures, such as the narrative description of the valuation process for Level 3 fair value measurements. This ASU became effective on January 1, 2020 and the requirements of this ASU did not have a material impact on the Company's fair value disclosures. See Note 18 for the Company's fair value disclosures.

AVISTA CORPORATION

ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)"

In August 2018, the FASB issued ASU No. 2018-14, which amends ASC 715 to add, remove and/or clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. The additional disclosure requirements are primarily narrative discussion of significant changes in the benefit obligations and plan assets. The removed disclosures are primarily information about accumulated other comprehensive income expected to be recognized over the next year and the effects of changes associated with assumed health care costs. This ASU became effective for periods ending after December 15, 2020 and the requirements of this ASU did not have a material impact on the Company’s disclosures upon adoption.

NOTE 3. BALANCE SHEET COMPONENTS

Materials and Supplies, Fuel Stock and Stored Natural Gas

Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of December 31 (dollars in thousands):

	2020	2019
Materials and supplies	$53,258	$47,402
Fuel stock	4,658	4,875
Stored natural gas	9,535	14,306
Total	$67,451	$66,583

Other Current Assets

Other current assets consisted of the following as of December 31 (dollars in thousands):

	2020	2019
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$4,336	$4,434
Prepayments	24,411	19,652
Income taxes receivable	49,814	11,047
Other	6,324	5,009
Total	$84,885	$40,142

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of December 31 (dollars in thousands):

	2020	2019
Operating lease ROU assets	$71,891	$69,746
Finance lease ROU assets	47,338	50,980
Non-utility property	19,508	27,159
Equity investments	59,318	51,258
Investment in affiliated trust	11,547	11,547
Notes receivable	14,454	14,060
Deferred compensation assets	9,174	8,948
Assets held for sale (1)	3,462	—
Other	26,947	23,394
Total	$263,639	$257,092
(1)	The Company is in the process of selling certain subsidiary assets associated with Steam Plant Square and Brew Pub.

AVISTA CORPORATION

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (dollars in thousands):

	2020	2019
Accrued taxes other than income taxes	$45,099	$36,965
Derivative liabilities	14,008	10,928
Employee paid time off accruals	26,495	22,343
Accrued interest	17,083	16,486
Pensions and other postretirement benefits	11,987	8,826
Other	35,159	35,431
Total	$149,831	$130,979

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of December 31 (dollars in thousands):

	2020	2019
Operating lease liabilities	$67,716	$65,565
Finance lease liabilities	48,815	51,750
Deferred investment tax credits	29,866	30,444
Asset retirement obligations	17,194	20,338
Derivative liabilities	37,427	19,685
Other	13,981	13,407
Total	$214,999	$201,189

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

AVISTA CORPORATION

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

Accounts receivable includes unbilled energy revenues of the following amounts as of December 31 (dollars in thousands):

	2020	2019
Unbilled accounts receivable	$71,258	$63,259

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

Alternative Revenue Programs (Decoupling)

ASC 606 specifies that alternative revenue programs are contracts between an entity and a regulator of utilities, not a contract between an entity and a customer. GAAP requires that an entity present revenue arising from alternative revenue programs separately from revenues arising from contracts with customers on the face of the Consolidated Statements of Income. The Company's decoupling mechanisms (also known as a FCA in Idaho) qualify as alternative revenue programs. Decoupling revenue deferrals are recognized in the Consolidated Statements of Income during the period they occur (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage), subject to certain limitations, and a regulatory asset or liability is established which will be surcharged or rebated to customers in future periods. GAAP requires that for any alternative revenue program, like decoupling, the revenue must be expected to be collected from customers within 24 months of the deferral to qualify for recognition in the current period Consolidated Statements of Income. Any amounts included in the Company's decoupling program that are not expected to be collected from customers within 24 months are not recorded in the financial statements until the period in which revenue recognition criteria are met. The amounts expected to be collected from customers within 24 months represents an estimate which must be made by the Company on an ongoing basis due to it being based on the volumes of electric and natural gas sold to customers on a go-forward basis.

The Company records alternative program revenues under the gross method, which is to amortize the decoupling regulatory asset/liability to the alternative revenue program line item on the Consolidated Statements of Income as it is collected from or refunded to customers. The cash passing between the Company and the customers is presented in revenue from contracts with

AVISTA CORPORATION

customers since it is a portion of the overall tariff paid by customers. This method results in a gross-up to both revenue from contracts with customers and revenue from alternative revenue programs, but has a net zero impact on total revenue. Depending on whether the previous deferral balance being amortized was a regulatory asset or regulatory liability, and depending on the size and direction of the current year deferral of surcharges and/or rebates to customers, it could result in negative alternative revenue program revenue during the year.

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

Utility-related taxes that were included in revenue from contracts with customers were as follows for the years ended December 31 (dollars in thousands):

	2020	2019	2018
Utility-related taxes	$59,319	$59,528	$58,730

Non-Utility Revenues

Revenue from Contracts with Customers

Non-utility revenue from contracts with customers is derived from contracts with one performance obligation. Prior to its sale in April 2019 (See Note 26 for further discussion on the sale of METALfx), METALfx had one performance obligation, the delivery of a product, and revenues were recognized when the risk of loss transferred to the customer, which occurred when products were shipped.

AVISTA CORPORATION

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

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year, and depending on the timing of the customer payments, it can result in an immaterial amount of deferred revenue or a receivable from the customer. As of December 31, 2020, the Company estimates it had unsatisfied capacity performance obligations of $23.8 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the years ended December 31 (dollars in thousands):

	2020	2019	2018
Avista Utilities
Revenue from contracts with customers	$1,157,746	$1,152,125	$1,147,935
Derivative revenues	110,313	118,741	186,459
Alternative revenue programs	(3,814)	9,614	908
Deferrals and amortizations for rate refunds to customers	5,335	4,509	(18,241)
Other utility revenues	7,888	10,884	8,905
Total Avista Utilities	1,277,468	1,295,873	1,325,966
AEL&P
Revenue from contracts with customers	42,624	36,779	44,758
Deferrals and amortizations for rate refunds to customers	(190)	(190)	(1,753)
Other utility revenues	375	676	594
Total AEL&P	42,809	37,265	43,599
Other
Revenue from contracts with customers	564	11,286	26,154
Other revenues	1,050	1,198	1,174
Total Other	1,614	12,484	27,328
Total operating revenues	$1,321,891	$1,345,622	$1,396,893

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the years ended December 31 (dollars in thousands):

	2020			2019			2018
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$377,785	$18,618	$396,403	$369,102	$17,134	$386,236	$368,753	$18,506	$387,259
Commercial and governmental	303,972	23,754	327,726	317,589	19,391	336,980	314,532	25,989	340,521
Industrial	103,103	—	103,103	105,802	—	105,802	109,846	—	109,846
Public street and highway lighting	7,303	252	7,555	7,448	254	7,702	7,539	263	7,802
Total retail revenue	792,163	42,624	834,787	799,941	36,779	836,720	800,670	44,758	845,428
Transmission	18,236	—	18,236	18,180	—	18,180	17,864	—	17,864
Other revenue from contracts with customers	19,252	—	19,252	26,969	—	26,969	27,364	—	27,364
Total revenue from contracts with customers	$829,651	$42,624	$872,275	$845,090	$36,779	$881,869	$845,898	$44,758	$890,656

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the years ended December 31 (dollars in thousands):

	2020	2019	2018
	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$213,612	$196,430	$194,340
Commercial	94,937	92,168	89,341
Industrial and interruptible	7,128	5,263	4,753
Total retail revenue	315,677	293,861	288,434
Transportation	7,917	8,674	9,103
Other revenue from contracts with customers	4,501	4,500	4,500
Total revenue from contracts with customers	$328,095	$307,035	$302,037

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

AVISTA CORPORATION

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

In addition to the lease with the State of Montana, the Company also has other operating leases for land associated with its utility operations, as well as communication sites which support network and radio communications within its service territory. The Company's leases have remaining terms of 1 to 73 years. Most of the Company's leases include options to extend the lease term for periods of 5 to 50 years. Options are exercised at the Company's discretion.

Certain of the Company's lease agreements include rental payments which are periodically adjusted over the term of the agreement based on the consumer price index. The Company's lease agreements do not include any material residual value guarantees or material restrictive covenants.

Avista Corp. does not record leases with a term of 12 months or less in the Consolidated Balance Sheets. Total short-term lease costs for the year ended December 31, 2020 are immaterial.

Finance Lease

AEL&P has a PPA which is treated as a finance lease for accounting purposes related to the Snettisham Hydroelectric Project, which expires in 2034. For ratemaking purposes, this lease is treated as an operating lease with a constant level of annual rental expense (straight line rent expense). Because of this regulatory treatment, any difference between the operating lease expense for ratemaking purposes and the expenses recognized under GAAP (interest expense and amortization of the finance lease ROU asset) is recorded as a regulatory asset and amortized during the later years of the lease when the finance lease expense is less than the operating lease expense included in base rates. In 2018 and prior years, the total cost associated with the Snettisham PPA was included in resource costs. Due to the adoption of the new lease standard, the amortization of the ROU asset is now included in depreciation and amortization and the interest associated with the lease liability is now included in interest expense on the Consolidated Statements of Income.

The components of lease expense were as follows for the year ended December 31 (dollars in thousands):

	2020	2019
Operating lease cost:
Fixed lease cost (Other operating expenses)	$4,746	$4,425
Variable lease cost (Other operating expenses)	1,099	988
Total operating lease cost	$5,845	$5,413

Finance lease cost:
Amortization of ROU asset (Depreciation and amortization)	$3,641	$3,641
Interest on lease liabilities (Interest expense)	2,662	2,795
Total finance lease cost	$6,303	$6,436

AVISTA CORPORATION

Supplemental cash flow information related to leases was as follows for the year ended December 31 (dollars in thousands):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows:
Operating lease payments	$4,612	$4,375
Interest on finance lease	2,662	2,795
Total operating cash outflows	$7,274	$7,170

Finance cash outflows:
Principal payments on finance lease	$2,800	$2,660

Supplemental balance sheet information related to leases was as follows for December 31 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Operating Leases
Operating lease ROU assets (Other property and investments-net and other non-current assets)	$71,891	$69,746

Other current liabilities	$4,249	$4,128
Other non-current liabilities and deferred credits	67,716	65,565
Total operating lease liabilities	$71,965	$69,693

Finance Leases
Finance lease ROU assets (Other property and investments-net and other non-current assets)	$47,338	$50,980

Other current liabilities	$2,935	$2,800
Other non-current liabilities and deferred credits	48,815	51,750
Total finance lease liabilities	$51,750	$54,550

Weighted Average Remaining Lease Term
Operating leases	25.20 years	26.60 years
Finance leases	7.22 years	8.27 years

Weighted Average Discount Rate
Operating leases	4.28%	3.82%
Finance leases	4.62%	4.88%

Maturities of lease liabilities (including principal and interest) were as follows as of December 31, 2020 (dollars in thousands):

	Operating Leases	Finance Leases
2021	$4,779	$5,457
2022	4,799	5,460
2023	4,827	5,456
2024	4,852	5,459
2025	4,865	5,454
Thereafter	96,734	43,661
Total lease payments	$120,856	$70,947
Less: imputed interest	(48,891)	(19,197)
Total	$71,965	$51,750

AVISTA CORPORATION

Maturities of lease liabilities (including principal and interest) were as follows as of December 31, 2019 (dollars in thousands):

	Operating Leases	Finance Leases
2020	$4,372	$5,462
2021	4,375	5,457
2022	4,383	5,460
2023	4,399	5,456
2024	4,411	5,459
Thereafter	91,654	49,115
Total lease payments	$113,594	$76,409
Less: imputed interest	(43,901)	(21,859)
Total	$69,693	$54,550

NOTE 6. VARIABLE INTEREST ENTITIES

Lancaster Power Purchase Agreement

The Company has a PPA for the purchase of all the output of the Lancaster Plant, a 270 MW natural gas-fired combined cycle combustion turbine plant located in Kootenai County, Idaho, owned by an unrelated third-party (Rathdrum Power LLC), through 2026.

Avista Corp. has a variable interest in the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026 and Avista Corp. does not have any further obligations after the expiration. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. Accordingly, neither the Lancaster Plant nor Rathdrum Power LLC is included in Avista Corp.’s consolidated financial statements. The Company has a future contractual obligation of $175.1 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.

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

As of December 31, 2020, the Company has thirteen investments in limited partnerships (or the functional equivalent) where Avista Corp. is a limited partner investor in an investment fund where the general partner makes all of the investment and operating decisions with regards to the partnership and fund. To remove the general partner from any of the funds, approval from greater than a simple majority of the limited partners is required. As such, the limited partners do not have substantive kick-out rights and these investments are considered VIEs. Consolidation of these VIEs by Avista Corp. is not required because the Company does not have majority ownership in any of the funds, it does not have the power to direct any activities of the funds, and it does not have the power to appoint executive leadership, including the board of directors.

AVISTA CORPORATION

Avista Corp. participates in profits and losses of the investment funds based on its ownership percentage and its losses are capped at its total initial investment in the funds. For nine of the thirteen VIEs, Avista Corp. does not have any additional commitments beyond its initial investment. For the other four VIEs, as of December 31, 2020, Avista Corp. has invested $51.2 million, with an additional commitment of $30.7 million remaining to be invested. In addition, the Company is not allowed to withdraw any capital contributions from the investment funds until after the funds' expiration dates and all liabilities of the funds are settled. The expiration dates range from 2021 to 2040, with three investments having no termination date (as they are perpetual). In addition, one of the funds is closed and expired and the Company is awaiting final distribution as soon as the underlying investments are liquidated. As of December 31, 2020, the Company has a total carrying amount in these investment funds of $56.2 million.

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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of December 31, 2020 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
2021	1	224	10,353	65,188	17	451	5,448	39,273
2022	—	—	450	25,525	—	—	1,360	12,030
2023	—	—	—	4,950	—	—	1,360	900
2024	—	—	—	—	—	—	1,370	—
2025	—	—	—	—	—	—	1,115	—

As of December 31, 2020, there are no expected deliveries of energy commodity derivatives after 2025.

The following table presents the underlying energy commodity derivative volumes as of December 31, 2019 that were expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
2020	2	442	9,813	78,803	133	1,724	2,984	37,848
2021	—	—	153	25,523	—	246	1,040	13,108
2022	—	—	225	4,725	—	—	—	675

As of December 31, 2019, there were no expected deliveries of energy commodity derivatives after 2022.

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

The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of December 31 (dollars in thousands):

	2020	2019
Number of contracts	22	20
Notional amount (in United States dollars)	$3,860	$5,932
Notional amount (in Canadian dollars)	4,949	7,828

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

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of the balance sheet date indicated below (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
December 31, 2020	4	45,000	2021
	11	120,000	2022
	1	10,000	2023
December 31, 2019	7	70,000	2020
	3	35,000	2021
	10	110,000	2022

See Note 16 for discussion of the bond purchase agreement and the related settlement of interest rate swaps in connection with the pricing of the bonds in June 2020.

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

Summary of Outstanding Derivative Instruments

The amounts recorded on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of derivative instruments recorded on the Consolidated Balance Sheets as of December 31, 2020 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netting	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$30	$—	$—	$30
Interest rate swap derivatives
Other current liabilities	—	(19,575)	8,050	(11,525)
Other non-current liabilities and deferred credits	952	(32,190)	—	(31,238)
Energy commodity derivatives
Other current assets	9,203	(8,306)	—	897
Other property and investments-net and other non-current assets	1,755	(1,159)	—	596
Other current liabilities	11,037	(14,007)	487	(2,483)
Other non-current liabilities and deferred credits	1,725	(8,043)	129	(6,189)
Total derivative instruments recorded on the balance sheet	$24,702	$(83,280)	$8,666	$(49,912)

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Consolidated Balance Sheets as of December 31, 2019 (in thousands):

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

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of December 31 (in thousands):

	2020	2019
Energy commodity derivatives
Cash collateral posted	$4,953	$7,812
Letters of credit outstanding	23,500	17,400
Balance sheet offsetting (cash collateral against net derivative positions)	616	3,378
Interest rate swap derivatives
Cash collateral posted (offset by net derivative positions)	8,050	6,770

There were no letters of credit outstanding related to interest rate swap derivatives as of December 31, 2020 and December 31, 2019.

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

AVISTA CORPORATION

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of December 31 (in thousands):

	2020	2019
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	$50,813	$34,056
Additional collateral to post	42,763	26,912

NOTE 8. JOINTLY OWNED ELECTRIC FACILITIES

The Company has a 15 percent ownership interest in Units 3 & 4 of the Colstrip generating station, a coal-fired plant located in southeastern Montana, and provides financing for its ownership interest in the project. Pursuant to the ownership and operating agreements among the co-owners, the Company’s share of related fuel costs as well as operating expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income. The Company’s share of utility plant in service for Colstrip and accumulated depreciation (inclusive of the ARO assets and accumulated amortization) were as follows as of December 31 (dollars in thousands):

	2020	2019
Utility plant in service	$391,922	$387,860
Accumulated depreciation	(284,282)	(268,637)

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

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Net Utility Property

Net utility property consisted of the following as of December 31 (dollars in thousands):

	2020	2019
Utility plant in service	$6,809,797	$6,462,993
Construction work in progress	175,767	164,941
Total	6,985,564	6,627,934
Less: Accumulated depreciation and amortization	1,993,952	1,830,927
Total net utility property	$4,991,612	$4,797,007

AVISTA CORPORATION

Gross Property, Plant and Equipment

The gross balances of the major classifications of property, plant and equipment are detailed in the following table as of December 31 (dollars in thousands):

	2020	2019
Avista Utilities:
Electric production	$1,457,497	$1,445,017
Electric transmission	862,987	802,546
Electric distribution	1,978,868	1,847,273
Electric construction work-in-progress (CWIP) and other	384,372	350,331
Electric total	4,683,724	4,445,167
Natural gas underground storage	53,351	51,017
Natural gas distribution	1,282,563	1,203,186
Natural gas CWIP and other	83,644	81,245
Natural gas total	1,419,558	1,335,448
Common plant (including CWIP)	712,609	681,711
Total Avista Utilities	6,815,891	6,462,326
AEL&P:
Electric production	105,076	100,448
Electric transmission	22,419	22,000
Electric distribution	25,814	24,096
Electric CWIP and other	6,677	9,539
Electric total	159,986	156,083
Common plant	9,687	9,525
Total AEL&P	169,673	165,608
Total gross utility property	6,985,564	6,627,934
Other (1)	16,394	28,195
Total	$7,001,958	$6,656,129
(1)

Included in other property and investments-net and other non-current assets on the Consolidated Balance Sheets. Accumulated depreciation was $2.2 million as of December 31, 2020 and $5.4 million as of December 31, 2019 for the other businesses.

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

AVISTA CORPORATION

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

The following table documents the changes in the Company’s asset retirement obligation during the years ended December 31 (dollars in thousands):

	2020	2019	2018
Asset retirement obligation at beginning of year	$20,338	$18,266	$17,482
Liabilities incurred	(2,315)	2,699	—
Liabilities settled	(1,645)	(1,503)	(66)
Accretion expense	816	876	850
Asset retirement obligation at end of year	$17,194	$20,338	$18,266

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

Avista Utilities

The Company has a defined benefit pension plan covering the majority of all regular full-time employees at Avista Utilities that were hired prior to January 1, 2014. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. Non-union employees hired on or after January 1, 2014 participate in a defined contribution 401(k) plan in lieu of a defined benefit pension plan. Union employees hired on or after January 1, 2014 are still covered under the defined benefit pension plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $22.0 million in cash to the pension plan in 2020, 2019, and 2018. The Company expects to contribute $42.0 million in cash to the pension plan in 2021.

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

The Company expects that benefit payments under the pension plan and the SERP will total (dollars in thousands):

	2021	2022	2023	2024	2025	Total 2026- 2030
Expected benefit payments	$42,390	$42,673	$42,478	$43,149	$43,752	$223,788

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

The Company expects that benefit payments under other postretirement benefit plans will total (dollars in thousands):

	2021	2022	2023	2024	2025	Total 2026- 2030
Expected benefit payments	$6,610	$6,800	$6,891	$7,021	$7,164	$37,156

The Company expects to contribute $6.8 million to other postretirement benefit plans in 2021, representing expected benefit payments to be paid during the year excluding the Medicare Part D subsidy. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

AVISTA CORPORATION

The following table sets forth the pension and other postretirement benefit plan disclosures as of December 31, 2020 and 2019 and the components of net periodic benefit costs for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation as of beginning of year	$742,382	$671,629	$159,296	$134,053
Service cost	22,392	19,755	3,902	3,006
Interest cost	27,853	28,417	6,042	5,598
Actuarial (gain)/loss	74,688	57,829	(2,589)	23,344
Benefits paid	(40,400)	(35,248)	(5,418)	(6,705)
Benefit obligation as of end of year	$826,915	$742,382	$161,233	$159,296
Change in plan assets:
Fair value of plan assets as of beginning of year	$642,063	$544,051	$44,853	$36,852
Actual return on plan assets	96,591	109,942	7,320	8,001
Employer contributions	22,000	22,000	—	—
Benefits paid	(38,630)	(33,930)	—	—
Fair value of plan assets as of end of year	$722,024	$642,063	$52,173	$44,853
Funded status	$(104,891)	$(100,319)	$(109,060)	$(114,443)
Amounts recognized in the Consolidated Balance Sheets:
Other current liabilities	$(1,943)	$(1,602)	$(669)	$(640)
Non-current liabilities	(102,948)	(98,717)	(108,391)	(113,803)
Net amount recognized	$(104,891)	$(100,319)	$(109,060)	$(114,443)
Accumulated pension benefit obligation	$710,023	$644,004
Accumulated postretirement benefit obligation:
For retirees			$75,876	$72,816
For fully eligible employees			$32,097	$34,545
For other participants			$53,260	$51,935
Included in accumulated other comprehensive loss (income) (net of tax):
Unrecognized prior service cost	$1,902	$2,105	$(3,570)	$(4,400)
Unrecognized net actuarial loss	119,318	114,368	53,737	63,101
Total	121,220	116,473	50,167	58,701
Less regulatory asset	(108,301)	(107,395)	(48,708)	(57,520)
Accumulated other comprehensive loss for unfunded benefit obligation for pensions and other postretirement benefit plans	$12,919	$9,078	$1,459	$1,181

	Pension Benefits		Other Post- retirement Benefits
	2020	2019	2020	2019
Weighted-average assumptions as of December 31:
Discount rate for benefit obligation	3.25%	3.85%	3.27%	3.89%
Discount rate for annual expense	3.85%	4.31%	3.89%	4.32%
Expected long-term return on plan assets	5.50%	5.90%	5.30%	5.70%
Rate of compensation increase	4.74%	4.66%
Medical cost trend pre-age 65 – initial			6.25%	5.75%
Medical cost trend pre-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year pre-age 65			2026	2023
Medical cost trend post-age 65 – initial			6.25%	6.50%
Medical cost trend post-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year post-age 65			2026	2026

AVISTA CORPORATION

	Pension Benefits			Other Post-retirement Benefits
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost (a)	$22,392	$19,755	$21,614	$3,902	$3,006	$3,188
Interest cost	27,853	28,417	26,096	6,042	5,598	4,831
Expected return on plan assets	(34,886)	(31,763)	(33,018)	(2,377)	(2,101)	(1,973)
Amortization of prior service cost	257	257	257	(958)	(981)	(1,089)
Net loss recognition	6,717	10,216	7,879	4,871	4,013	4,232
Net periodic benefit cost	$22,333	$26,882	$22,828	$11,480	$9,535	$9,189
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

Pension plan assets are invested in mutual funds, trusts and partnerships that hold marketable debt and equity securities, real estate, and absolute return. In seeking to obtain a return that aligns with the funded status of the pension plan, the investment consultant recommends allocation percentages by asset classes. These recommendations are reviewed by the internal benefits committee, which then recommends their adoption by the Finance Committee. The Finance Committee has established target investment allocation percentages by asset classes and also investment ranges for each asset class. The target investment allocation percentages are typically the midpoint of the established range. The target investment allocation percentages by asset classes are indicated in the table below:

	2020	2019
Equity securities	35%	35%
Debt securities	49%	49%
Real estate	7%	7%
Absolute return	9%	9%

The target investment allocation percentages were revised in the first quarter of 2021 and the pension plan assets are being reinvested to move toward the new target investment allocation percentages of 55 percent equity securities, 40 percent debt securities, 5 percent real estate and 0 percent absolute return. The target asset allocation percentages were modified to better align the asset allocations with the funded status of the pension plan.

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

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2020 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$3,309	$—	$3,309
Fixed income securities:
U.S. government issues	—	10,990	—	10,990
Corporate issues	—	279,857	—	279,857
International issues	—	39,634	—	39,634
Municipal issues	—	22,431	—	22,431
Mutual funds:
U.S. equity securities	146,375	—	—	146,375
International equity securities	96,311	—	—	96,311
Absolute return (1)	11,640	—	—	11,640
Plan assets measured at NAV (not subject to hierarchy disclosure)
Common/collective trusts:
Real estate	—	—	—	29,532
Partnership/closely held investments:
Absolute return (1)	—	—	—	47,188
International equity securities	—	—	—	26,760
Real estate	—	—	—	7,997
Total	$254,326	$356,221	$—	$722,024

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2019 at fair value (dollars in thousands):

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

The fair value of other postretirement plan assets invested in debt and equity securities was based primarily on market prices. The fair value of investment securities traded on a national securities exchange is determined based on the last reported sales price; securities traded in the over-the-counter market are valued at the last reported bid price. Investment securities for which market prices are not readily available are fair-valued by the investment manager based upon other inputs (including valuations of securities that are comparable in coupon, rating, maturity and industry). The target asset allocation was 60 percent equity securities and 40 percent debt securities in both 2020 and 2019.

The fair value of other postretirement plan assets was determined as of December 31, 2020 and 2019.

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of other postretirement plan assets measured and reported as of December 31, 2020 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Balanced index mutual fund (1)	$52,173	$—	$—	$52,173

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of other postretirement plan assets measured and reported as of December 31, 2019 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Balanced index mutual fund (1)	$44,853	$—	$—	$44,853
(1)	The balanced index fund for 2020 and 2019 is a single mutual fund that includes a percentage of U.S. equity and fixed income securities and International equity and fixed income securities.

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

Employer matching contributions were as follows for the years ended December 31 (dollars in thousands):

	2020	2019	2018
Employer 401(k) matching contributions	$11,742	$10,412	$10,243

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

There were deferred compensation assets included in other property and investments-net and corresponding deferred compensation liabilities included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets of the following amounts as of December 31 (dollars in thousands):

	2020	2019
Deferred compensation assets and liabilities	$9,174	$8,948

NOTE 12. ACCOUNTING FOR INCOME TAXES

Income Tax Expense

Income tax expense consisted of the following for the years ended December 31 (dollars in thousands):

AVISTA CORPORATION

	2020	2019	2018
Current income tax expense (benefit)	$(37,913)	$16,276	$17,490
Deferred income tax expense	44,964	15,098	8,570
Total income tax expense	$7,051	$31,374	$26,060

State income taxes do not represent a significant portion of total income tax expense on the Consolidated Statements of Income for any periods presented.

A reconciliation of federal income taxes derived from statutory federal tax rate of 21 percent applied to income before income taxes as set forth in the accompanying Consolidated Statements of Income is as follows for the years ended December 31 (dollars in thousands):

	2020		2019		2018
Federal income taxes at statutory rates	$28,673	21.0%	$47,909	21.0%	$34,158	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(12,893)	(9.4)	(9,967)	(4.3)	(8,153)	(5.0)
State income tax expense	814	0.6	1,465	0.6	1,191	0.7
Acquisition costs	—	—	(1,712)	(0.7)	329	0.2
Non-plant excess deferred turnaround	(8,476)	(6.2)	(5,690)	(2.5)	—	—
Tax loss on sale of METALfx	—	—	(1,272)	(0.6)	—	—
Customer refunds related to prior years at 35 percent	(1,189)	(0.9)	—	—	—	—
Other	122	0.1	641	0.3	(1,465)	(0.9)
Total income tax expense	$7,051	5.2%	$31,374	13.8%	$26,060	16.0%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The total net deferred income tax liability consisted of the following as of December 31 (dollars in thousands):

	2020	2019
Deferred income tax assets:
Regulatory liabilities	$179,871	$181,455
Tax credits and NOL carryforwards	57,516	22,331
Provisions for pensions	37,501	41,648
Other	42,641	36,542
Total gross deferred income tax assets	317,529	281,976
Valuation allowances for deferred tax assets	(10,021)	(16,551)
Total deferred income tax assets after valuation allowances	307,508	265,425
Deferred income tax liabilities:
Utility property, plant, and equipment	666,639	581,387
Regulatory assets	232,697	210,231
Other	2,884	2,320
Total deferred income tax liabilities	902,220	793,938
Net long-term deferred income tax liability	$594,712	$528,513

The presentation of the December 31, 2019 deferred income tax assets and liabilities has been changed to reflect the group balances based on balance sheet captions of the underlying deferred tax.

The realization of deferred income tax assets is dependent upon the ability to generate taxable income in future periods. The Company evaluated available evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that deferred income tax assets will be realized.

AVISTA CORPORATION

As of December 31, 2020, the Company had $18.3 million of state tax credit carryforwards. Of the total amount, the Company believes that it is more likely than not that it will only be able to utilize $8.6 million of the state tax credits. As such, the Company has recorded a valuation allowance of $9.7 million against the state tax credit carryforwards and reflected the net amount of $8.6 million as an asset as of December 31, 2020. State tax credits expire from 2021 to 2034.

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

The Idaho State Tax Commission is currently reviewing tax years 2014 through 2017. All tax years after 2016 are open for examination in Montana and Oregon, and all tax years after 2017 are open for examination in Idaho.

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

	2020	2019	2018
Utility power resources	$324,297	$376,769	$357,656

The following table details Avista Utilities’ future contractual commitments for power resources (including transmission contracts) and natural gas resources (including transportation contracts) (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Power resources	$181,872	$177,786	$173,536	$157,221	$157,887	$849,444	$1,697,746
Natural gas resources	67,717	52,158	42,499	35,598	32,473	241,145	471,590
Total	$249,589	$229,944	$216,035	$192,819	$190,360	$1,090,589	$2,169,336

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

The above future contractual commitments for power resources include fixed contractual amounts related to the Company's contracts with certain PUDs to purchase portions of the output of certain generating facilities. Although Avista Utilities has no investment in the PUD generating facilities, the fixed contracts obligate Avista Utilities to pay certain minimum amounts whether or not the facilities are operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in utility resource costs in the Consolidated Statements of Income. The contractual amounts included above consist of Avista Utilities’ share of existing debt service cost and its proportionate share of the variable operating expenses of these projects. The minimum amounts payable under these contracts are based in part on the

AVISTA CORPORATION

proportionate share of the debt service requirements of the PUD's revenue bonds for which the Company is indirectly responsible. The Company's total future debt service obligation associated with the revenue bonds outstanding at December 31, 2020 (principal and interest) was $63.7 million.

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

	2021	2022	2023	2024	2025	Thereafter	Total
Contractual obligations	$33,885	$31,339	$32,083	$35,682	$33,706	$208,526	$375,221

NOTE 14. COMMITTED LINES OF CREDIT

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million. During 2020, the Company amended and extended, for one additional year, the revolving line of credit agreement for a revised expiration date of April 2022, with the option to extend for an additional one year period. The committed line of credit is secured by non-transferable first mortgage bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of December 31, 2020, the Company was in compliance with this covenant.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed lines of credit were as follows as of December 31 (dollars in thousands):

	2020	2019
Balance outstanding at end of period	$102,000	$182,300
Letters of credit outstanding at end of period	$27,618	$21,473
Average interest rate at end of period	1.22%	2.64%

As of December 31, 2020 and 2019, the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Consolidated Balance Sheets.

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

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of December 31, 2020, AEL&P was in compliance with this covenant.

Balances outstanding and interest rates of borrowings under AEL&P's revolving committed lines of credit were as follows as of December 31 (dollars in thousands):

	2020	2019
Balance outstanding at end of period	$1,000	$3,500
Average interest rate at end of period	1.65%	3.45%

AVISTA CORPORATION

NOTE 15. CREDIT AGREEMENT

In April 2020, the Company entered into a Credit Agreement with various financial institutions, in the amount of $100 million with an expiration date of April 2021. Indebtedness under this agreement is unsecured.

The Credit Agreement contains customary covenants and default provisions, including a covenant not to permit the ratio of "consolidated total debt" to "consolidated total capitalization" of Avista Corp. to be greater than 65 percent at any time.

The Company borrowed the entire $100 million available under this agreement.

NOTE 16. LONG-TERM DEBT

The following details long-term debt outstanding as of December 31 (dollars in thousands):

Maturity Year	Description	Interest Rate	2020	2019
Avista Corp. Secured Long-Term Debt
2020	First Mortgage Bonds	3.89%	—	52,000
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (1)	(1)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2044	First Mortgage Bonds	4.11%	60,000	60,000
2045	First Mortgage Bonds	4.37%	100,000	100,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
2047	First Mortgage Bonds	3.91%	90,000	90,000
2048	First Mortgage Bonds	4.35%	375,000	375,000
2049	First Mortgage Bonds	3.43%	180,000	180,000
2050	First Mortgage Bonds (2)	3.07%	165,000	—
2051	First Mortgage Bonds	3.54%	175,000	175,000
	Total Avista Corp. secured long-term debt		2,017,200	1,904,200
Alaska Electric Light and Power Company Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75,000	75,000
	Total secured long-term debt		2,092,200	1,979,200
Alaska Energy and Resources Company Unsecured Long-Term Debt
2024	Unsecured Term Loan	3.44%	15,000	15,000
	Total secured and unsecured long-term debt		2,107,200	1,994,200
Other Long-Term Debt Components
	Unamortized debt discount		(710)	(788)
	Unamortized long-term debt issuance costs		(14,256)	(13,944)
	Total		2,092,234	1,979,468
	Secured Pollution Control Bonds held by Avista Corporation (1)		(83,700)	(83,700)
	Current portion of long-term debt		—	(52,000)
	Total long-term debt		$2,008,534	$1,843,768

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
(2)

In September 2020, the Company issued and sold $165.0 million of 3.07 percent first mortgage bonds due in 2050 pursuant to a bond purchase agreement with institutional investors in the private placement market. The total net proceeds from the sale of the bonds were used to repay maturing long-term debt of $52.0 million and repay a portion of the outstanding balance under Avista Corp.'s $400.0 million committed line of credit. In connection with the pricing of the first mortgage bonds in June 2020, the Company cash settled seven interest rate swap derivatives (notional aggregate amount of $70.0 million) and paid a net amount of $33.5 million. See Note 7 for a discussion of interest rate swap derivatives.

The following table details future long-term debt maturities including long-term debt to affiliated trusts (see Note 17) (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Debt maturities	$—	$250,000	$13,500	$15,000	$—	$1,796,547	$2,075,047

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

Avista Utilities and AEL&P may not individually issue any additional first mortgage bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless the particular entity issuing the bonds has “net earnings” (as defined in that entity's Mortgage) for any period of 12 consecutive calendar months out of the preceding 18 calendar months that were at least twice the annual interest requirements on all mortgage securities at the time outstanding, including the first mortgage bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2020, property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $1.7 billion in an aggregate principal amount of additional first mortgage bonds at Avista Utilities and $36.1 million by AEL&P.

NOTE 17. LONG-TERM DEBT TO AFFILIATED TRUSTS

In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly.

The distribution rates paid were as follows during the years ended December 31:

	2020	2019	2018
Low distribution rate	1.10%	2.79%	2.36%
High distribution rate	2.79%	3.61%	3.61%
Distribution rate at the end of the year	1.10%	2.79%	3.61%

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

NOTE 18. FAIR VALUE

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings are reasonable estimates of their fair values. Long-term debt (including current portion), finance leases, and long-term debt to affiliated trusts are reported at carrying value on the Consolidated Balance Sheets.

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	2020		2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$963,500	$1,189,824	$963,500	$1,124,649
Long-term debt (Level 3)	1,060,000	1,235,248	947,000	1,048,440
Snettisham capital lease obligation (Level 3)	51,750	58,700	54,550	58,000
Long-term debt to affiliated trusts (Level 3)	51,547	43,815	51,547	41,238

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms.

AVISTA CORPORATION

The price ranges obtained from the third party brokers consisted of par values of 85.0 to 144.9, where a par value of 100.00 represents the carrying value recorded on the Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates using comparable debt with similar risk and terms if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham capital lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham capital lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on December 31, 2020.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2020 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2020
Assets:
Energy commodity derivatives	$—	$23,645	$—	$(22,152)	$1,493
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	75	(75)	—
Foreign currency exchange derivatives	—	30	—	—	30
Interest rate swap derivatives	—	952	—	(952)	—
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	2,471	—	—	—	2,471
Equity securities (2)	6,228	—	—	—	6,228
Total	$8,699	$24,627	$75	$(23,179)	$10,222
Liabilities:
Energy commodity derivatives	$—	$23,030	$—	$(22,768)	$262
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	8,485	(75)	8,410
Interest rate swap derivatives	—	51,765	—	(9,002)	42,763
Total	$—	$74,795	$8,485	$(31,845)	$51,435

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

AVISTA CORPORATION

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.5 million as of December 31, 2020 and $0.4 million as of December 31, 2019.

Level 3 Fair Value

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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of December 31, 2020 (dollars in thousands):

Fair Value (Net) at
	December 31, 2020	Valuation Technique	Unobservable Input	Range
Natural gas exchange	(8,410)	Internally derived weighted average cost of gas	Forward purchase prices	$1.71 - $2.54/mmBTU $2.01 Weighted Average
			Forward sales prices	$1.76 - $4.16/mmBTU $3.22 Weighted Average
			Purchase volumes	130,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

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

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Year ended December 31, 2020:
Balance as of January 1, 2020	$(2,976)	$—	$(2,976)
Total losses (realized/unrealized):
Included in regulatory assets (1)	(4,311)	—	(4,311)
Settlements	(1,123)	—	(1,123)
Ending balance as of December 31, 2020 (2)	$(8,410)	$—	$(8,410)
Year ended December 31, 2019:
Balance as of January 1, 2019	$(2,774)	$(2,488)	$(5,262)
Total losses (realized/unrealized):
Included in regulatory assets (1)	8,175	435	8,610
Settlements	(8,377)	2,053	(6,324)
Ending balance as of December 31, 2019 (2)	$(2,976)	$—	$(2,976)
Year ended December 31, 2018:
Balance as of January 1, 2018	$(3,164)	$(13,245)	$(16,409)
Total losses (realized/unrealized):
Included in regulatory assets (1)	326	5,027	5,353
Settlements	64	5,730	5,794
Ending balance as of December 31, 2018 (2)	$(2,774)	$(2,488)	$(5,262)

AVISTA CORPORATION

(1)

All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.

NOTE 19. COMMON STOCK

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

The requirements of the OPUC approval of the AERC acquisition are the most restrictive. Under the OPUC restriction, the amount available for dividends at December 31, 2020 was $311.8 million.

See the Consolidated Statements of Equity for dividends declared in the years 2018 through 2020.

The Company has 10 million authorized shares of preferred stock. The Company did not have any preferred stock outstanding as of December 31, 2020 and 2019.

Equity Issuances

The Company issued equity in 2020 for total net proceeds of $72.2 million. Most of these issuances came through the Company's sales agency agreements under which the sales agents may offer and sell new shares of common stock from time to time. The Company has board and regulatory authority to issue a maximum of 3.2 million shares under these agreements, of which 1.3 million remain unissued as of December 31, 2020. In 2020, 1.9 million shares were issued under these agreements resulting in total net proceeds of $70.6 million.

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the following as of December 31 (dollars in thousands):

	2020	2019
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $3,822 and $2,727, respectively	$14,378	$10,259

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss by component for the years ended December 31 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statements of Income)	2020	2019	2018
Amortization of defined benefit pension items
Amortization of net prior service cost (a)	$(794)	$(794)	$(904)
Amortization of net loss (a)	5,586	17,074	(15,554)
Adjustment due to effects of regulation (a)	(10,006)	(19,309)	18,947
Total before tax (b)	(5,214)	(3,029)	2,489
Tax expense (b)	1,095	636	(523)
Net of tax (b)	$(4,119)	$(2,393)	$1,966

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 for additional details).
(b)	Description is also the affected line item on the Consolidated Statements of Income

NOTE 21. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION SHAREHOLDERS

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the years ended December 31 (in thousands, except per share amounts):

	2020	2019	2018
Numerator:
Net income attributable to Avista Corp. shareholders	$129,488	$196,979	$136,429
Denominator:
Weighted-average number of common shares outstanding-basic	67,962	66,205	65,673
Effect of dilutive securities:
Performance and restricted stock awards	140	124	273
Weighted-average number of common shares outstanding-diluted	68,102	66,329	65,946
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$1.91	$2.98	$2.08
Diluted	$1.90	$2.97	$2.07

There were no shares excluded from the calculation because they were antidilutive.

NOTE 22. COMMITMENTS AND CONTINGENCIES

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

Collective Bargaining Agreements

The Company’s collective bargaining agreement with the IBEW represents approximately 40 percent of all of Avista Utilities’ employees. Avista’s largest represented group, representing approximately 90 percent of Avista Utilities' bargaining unit employees in Washington and Idaho, are currently covered under a three-year agreement which expires in March 2021.

The Company is in the process of negotiating a new agreement with the IBEW. However, there is a risk that if the collective bargaining agreement expired and a new agreement was not reached, employees subject to that agreement could strike. Given

AVISTA CORPORATION

the number of employees that are covered by the collective bargaining agreement, a strike could result in disruptions to our operations. However, the Company believes that the possibility of this occurring is remote.

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

In March 2020, the Company received an order from the WUTC that requires it to refund $8.5 million to electric and natural gas customers. The Company will refund $4.9 million to electric customers and $3.6 million to natural gas customers, which is being refunded over a twelve-month period that began on April 1, 2020. The Company previously recorded a customer refund liability of $3.6 million in 2019.

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

The lawsuits were filed in the Superior Court of Ferry County, Washington. The Company intends to vigorously defend itself in the litigation. However, the Company cannot predict the outcome of these matters.

Labor Day Windstorm

In September 2020, a severe windstorm occurred in eastern Washington and northern Idaho. The extreme weather event resulted in customer outages and the cause of multiple wildfires in the region. With respect to wildfires, the Company’s investigation determined that the primary cause of the fires was extreme high winds. To date, the Company has not found any evidence that the fires were caused by any deficiencies in its equipment, maintenance activities or vegetation management practices.

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

AVISTA CORPORATION

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

In addition to the instances identified above, the Company is aware of a 5-acre fire that occurred in Colfax, Washington, which damaged several residential structures. The Company’s investigation determined that the Company’s facilities were not involved in the ignition of this fire in any way.

The Company’s investigation has found no evidence of negligence with respect to any of the fires, and the Company intends to vigorously defend any claims for damages that may be asserted against it with respect to the wildfires arising out of the extreme wind event.

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

AVISTA CORPORATION

NOTE 23. REGULATORY MATTERS

Regulatory Assets and Liabilities

The following table presents the Company’s regulatory assets and liabilities as of December 31, 2020 (dollars in thousands):

		Receiving Regulatory Treatment			2020		2019
	Remaining Amortization Period	(1) Earning A Return	Not Earning A Return	(2) Expected Recovery or Refund	Current	Non- current	Current	Non- current
Regulatory Assets:
Deferred income tax	(3)	$108,517	$—	$—	$—	$108,517	$—	$95,752
Pensions and other postretirement benefit plans	(4)	—	198,746	—	—	198,746	—	208,754
Energy commodity derivatives	(5)	—	7,795	—	2,073	5,722	6,310	264
Unamortized debt repurchase costs	(6)	7,512	—	—	—	7,512	—	8,884
Settlement with Coeur d’Alene Tribe	2059	40,043	—	—	—	40,043	—	41,332
Demand side management programs	(3)	—	3,814	—	—	3,814	—	12,170
Decoupling surcharge	2022	24,246	—	—	7,123	17,123	12,098	14,806
Utility plant to be abandoned	(7)	28,916	—	—	—	28,916	—	31,291
Interest rate swaps	(8)	130,538	—	84,313	—	214,851	—	168,594
Deferred power costs	(3)	3,337	—	—	1,775	1,562	—	—
AFUDC above FERC allowed rate	(11)	47,393	—	—	—	47,393	—	40,749
COVID-19 deferrals	(12)	—	—	8,166	—	8,166	—	—
Advanced meter infrastructure	(13)	26,379	—	—	—	26,379	—	13,395
Other regulatory assets	(3)	31,831	9,635	2,935	2,702	41,699	3,443	34,811
Total regulatory assets		$448,712	$219,990	$95,414	$13,673	$750,443	$21,851	$670,802
Regulatory Liabilities:
Deferred natural gas costs	(3)	$874	$—	$—	$874	$—	$3,189	$—
Deferred power costs	(3)	37,869	—	—	20,299	17,570	14,155	23,544
Utility plant retirement costs	(9)	325,832	—	—	—	325,832	—	312,403
Income tax related liabilities	(3) (10)	390,056	24,573	—	14,952	399,677	23,803	407,549
Interest rate swaps	(8)	15,046	—	—	—	15,046	—	17,088
Decoupling rebate	2022	2,966	—	—	1,447	1,519	255	2,398
COVID-19 deferrals	(12)	—	—	10,949	—	10,949	—	—
Other regulatory liabilities	(3)	12,445	10,645	—	8,863	14,227	10,313	12,454
Total regulatory liabilities		$785,088	$35,218	$10,949	$46,435	$784,820	$51,715	$775,436

(1)	Earning a return includes either interest on the regulatory asset/liability or a return on the investment as a component of rate base at the allowed rate of return.
(2)	Expected recovery is pending regulatory treatment including regulatory assets and liabilities with prior regulatory precedence.
(3)	Remaining amortization period varies depending on timing of underlying transactions.
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

(6)

Premiums paid or discounts received to repurchase debt are amortized over the remaining life of the original debt that was repurchased or, if new debt is issued in connection with the repurchase, these costs are amortized over the life of the new debt. These costs are recovered through retail rates as a component of interest expense.

(7)

In March 2016, the WUTC granted the Company's Petition for an Accounting Order to defer and include in a regulatory asset the undepreciated value of its existing Washington electric meters for the opportunity for later recovery. This accounting treatment is related to the Company's replacement of approximately 253,000 of its existing electric meters with new two-way digital meters and the related software and support services through its AMI project in Washington State. In September 2017, the WUTC also approved the Company's request to defer the undepreciated net book value of existing natural gas ERTs (consistent with the accounting treatment for the electric meters) that will be retired as part of the AMI project. Replacement of the meters and natural gas ERTs will be completed in 2021. The other piece of abandoned plant, relates to the Company's decision to replace a three-phase transformer at one of its generating facilities with three separate single-phase transformers. The Company expects to receive full recovery of the cost of the three-phase transformer; therefore, it has recorded the remaining net book value as a regulatory asset.

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
(10)

The majority of this balance represents amounts due back to customers and resulted from the TCJA, which changed the federal income tax rate from 35 percent to 21 percent. The Company revalued all deferred income taxes as of December 31, 2017. The Company expects the amounts for utility plant items for Avista Utilities to be returned to customers over a period of approximately 36 years. The Company expects the AEL&P amounts to be returned to customers over a period of approximately 40 years. A significant portion of the regulatory liability attributable to non-plant excess deferred taxes was used to offset a portion of the costs associated with accelerating the depreciation of Colstrip Units 3 & 4 based on settlements in Washington and Idaho. The amount attributable to Washington was utilized in 2020 and was $10.9 million ($8.4 million when tax-effected) and the amount attributable to Idaho was utilized in 2019 and was $6.4 million ($5.1 million when tax-effected).

(11)	This amount is being amortized based on the underlying utility plant assets and the life of utility plant.
(12)

The WUTC, IPUC and OPUC issued accounting orders allowing the Company to defer certain costs, net of any benefits, related to the COVID-19 pandemic. The Company has recorded all benefits on a gross basis as a regulatory liability to customers and all additional allowed costs are a regulatory asset. The ratemaking treatment will be determined in future general rate cases in each jurisdiction.

(13)

This amount represents the deferral of the depreciation expense of the Company’s AMI project in Washington state. Recovery of these amounts will be determined in future rate case proceedings. The Company included these amounts in its rate case filings in Washington in the fourth quarter of 2020.

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

In Washington, the ERM allows Avista Utilities to periodically increase or decrease electric rates with WUTC approval to reflect changes in power supply costs. The ERM is an accounting method used to track certain differences between actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for Washington customers and defer these differences (over the $4.0 million deadband and sharing bands) for future surcharge or rebate to customers. For 2020, the Company recognized a pre-tax benefit of $6.2 million under the ERM in Washington compared to a benefit of $4.4 million for 2019. Total net deferred power costs under the ERM were a liability of $37.9 million as of December 31, 2020 and a liability of $37.0 million as of December 31, 2019. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, the Company must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers. As the cumulative rebate balance exceeded $30 million, the Company’s 2019 filing contained a proposed rate refund. The ERM proceeding was considered with the Company’s 2019 general rate case proceeding and a refund was approved and is being returned to customers over a two-year period that began on April 1, 2020. Avista Utilities makes an annual filing on, or before, April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of, and audit, the ERM deferred power cost transactions for the prior calendar year.

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for its Idaho customers. The October 1 rate adjustments recover or rebate power costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were an asset of $2.5 million as of December 31, 2020 and $0.3 million as of December 31, 2019. Deferred power cost assets represent amounts due from customers and liabilities represent amounts due to customers.

Natural Gas Cost Deferrals and Recovery Mechanisms

Avista Utilities files a PGA in all three states it serves to adjust natural gas rates for: 1) estimated commodity and pipeline transportation costs to serve natural gas customers for the coming year, and 2) the difference between actual and estimated commodity and transportation costs for the prior year. Total net deferred natural gas costs were an asset of $1.4 million as of December 31, 2020 and a liability of $3.2 million as of December 31, 2019. Asset balances represent amounts due from customers and liabilities represent amounts due to customers.

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

AVISTA CORPORATION

beginning in the following year. Only residential and certain commercial customer classes are included in decoupling mechanisms.

Washington Decoupling and Earnings Sharing

In Washington, the WUTC approved the Company's decoupling mechanisms for electric and natural gas for a five-year period beginning January 1, 2015. In 2019, the WUTC approved an extension of the mechanisms for an additional five-year term through March 31, 2025, with one modification in that new customers added after any test period would not be decoupled until included in a future test period.

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

Idaho FCA and Earnings Sharing Mechanisms

In Idaho, the IPUC approved the implementation of FCAs for electric and natural gas (similar in operation and effect to the Washington decoupling mechanisms) for an initial term of three years, beginning January 1, 2016. In 2019, the IPUC approved an extension of the FCAs through March 31, 2025.

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

Cumulative Decoupling and Earnings Sharing Mechanism Balances

As of December 31, 2020 and December 31, 2019, the Company had the following cumulative balances outstanding related to decoupling and earnings sharing mechanisms in its various jurisdictions (dollars in thousands):

	December 31,	December 31,
	2020	2019
Washington
Decoupling surcharge	$21,340	$22,440
Idaho
Decoupling surcharge	$1,202	$2,549
Provision for earnings sharing rebate	(686)	(686)
Oregon
Decoupling rebate	$(1,262)	$(739)

There were no earnings sharing rebates associated with Washington and Oregon as of December 31, 2020 and December 31, 2019.

NOTE 24. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the basis used by the Company's management to analyze performance and determine the allocation of resources. The Company's management evaluates performance based on income (loss) from operations before

AVISTA CORPORATION

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

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the year ended December 31, 2020:
Operating revenues	$1,277,468	$42,809	$1,320,277	$1,614	$—	$1,321,891
Resource costs	396,543	1,966	398,509	—	—	398,509
Other operating expenses	341,709	12,905	354,614	5,344	—	359,958
Depreciation and amortization	213,701	9,806	223,507	716	—	224,223
Income (loss) from operations	220,058	17,088	237,146	(4,446)	—	232,700
Interest expense (2)	98,451	6,272	104,723	524	(186)	105,061
Income taxes	4,921	3,011	7,932	(881)	—	7,051
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	124,810	8,095	132,905	(3,417)	—	129,488
Capital expenditures (3)	397,292	7,014	404,306	1,368	—	405,674
For the year ended December 31, 2019:
Operating revenues	$1,295,873	$37,265	$1,333,138	$12,484	$—	$1,345,622
Resource costs	442,471	(2,654)	439,817	—	—	439,817
Other operating expenses (4)	352,170	12,717	364,887	18,883	—	383,770
Depreciation and amortization	195,697	9,668	205,365	629	—	205,994
Income (loss) from operations	200,994	16,423	217,417	(7,028)	—	210,389
Interest expense (2)	97,866	6,385	104,251	1,032	(929)	104,354
Income taxes	28,363	2,816	31,179	195	—	31,374
Net income from continuing operations attributable to Avista Corp. shareholders	183,977	7,458	191,435	5,544	—	196,979
Capital expenditures (3)	434,077	8,433	442,510	835	—	443,345
For the year ended December 31, 2018:
Operating revenues	$1,325,966	$43,599	$1,369,565	$27,328	$—	$1,396,893
Resource costs	485,231	9,505	494,736	—	—	494,736
Other operating expenses (4)	309,501	12,491	321,992	28,081	—	350,073
Depreciation and amortization	177,006	5,871	182,877	799	—	183,676
Income (loss) from operations	248,000	14,665	262,665	(1,552)	—	261,113
Interest expense (2)	96,738	3,584	100,322	1,694	(1,080)	100,936
Income taxes	25,259	3,094	28,353	(2,293)	—	26,060
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	134,874	8,292	143,166	(6,737)	—	136,429
Capital expenditures (3)	418,741	5,609	424,350	891	—	425,241
Total Assets:
As of December 31, 2020	$6,035,340	$268,971	$6,304,311	$109,658	$(11,872)	$6,402,097
As of December 31, 2019	$5,713,268	$271,393	$5,984,661	$113,390	$(15,595)	$6,082,456
As of December 31, 2018	$5,458,104	$272,950	$5,731,054	$87,050	$(35,528)	$5,782,576

AVISTA CORPORATION

(1)	Intersegment eliminations reported as interest expense represent intercompany interest. Intersegment eliminations reported as assets represent intersegment accounts receivable.
(2)	Including interest expense to affiliated trusts.
(3)	The capital expenditures for the other businesses are included in other investing activities on the Consolidated Statements of Cash Flows.
(4)	Other operating expenses for Avista Utilities for 2019 and 2018 include merger transaction costs which are separately disclosed on the Consolidated Statements of Income.

NOTE 25.  TERMINATION OF PROPOSED ACQUISITION BY HYDRO ONE

In July 2017, Avista Corp. entered into a Merger Agreement that provided for Avista Corp. to become an indirect, wholly-owned subsidiary of Hydro One, subject to the satisfaction or waiver of specified closing conditions, including approval by regulatory agencies. Hydro One, based in Toronto, is Ontario’s largest electricity transmission and distribution provider.

Termination of the Merger Agreement

Due to the denial of the proposed merger by certain of the Company's regulatory commissions, in January 2019, Avista Corp., Hydro One and certain subsidiaries thereof, entered into a Termination Agreement indicating their mutual agreement to terminate the Merger Agreement, effective immediately. Pursuant to the terms of the Termination Agreement, Hydro One paid Avista Corp. a $103 million termination fee in January 2019. The termination fee was used for reimbursing the Company's transaction costs incurred from 2017 to 2019. The balance of the termination fee remaining after payment of 2019 transaction costs and applicable income taxes was used for general corporate purposes and reduced the Company's need for external financing. The 2019 costs were $19.7 million pre-tax and included financial advisers' fees, legal fees, consulting fees and employee time.

NOTE 26. SALE OF METALfx

In April 2019, Bay Area Manufacturing, Inc., a non-regulated subsidiary of Avista Corp., entered into a definitive agreement to sell its interest in METALfx to an independent third party. The transaction was a stock sale for a total cash purchase price of $17.5 million, plus cash on-hand, subject to customary closing adjustments. The transaction closed in April 2019, and as of that date the Company has no further involvement with METALfx.

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

Prior to the completion of the sales transaction, METALfx was not a reportable business segment and was included in other in the business segment footnote at Note 24. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on the Company's ongoing operations.

AVISTA CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2020.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective at a reasonable assurance level.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020.

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

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avista Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avista Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Portland, Oregon

February 23, 2021

AVISTA CORPORATION

Item 9B. Other Information

None.

AVISTA CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than the information regarding executive officers and the Company's Code of Business Conduct and Ethics set forth below) is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•

on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2021, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2020, relating to its Annual Meeting of Shareholders held on May 11, 2020.

Information about our Executive Officers
Name	Age	Business Experience
Dennis P. Vermillion	59

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

Mark T. Thies	57

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

Kevin J. Christie	53

Senior Vice President, External Affairs and Chief Customer Officer since October 2019; Vice President, External Affairs and Chief Customer Officer January 2018; Vice President of Customer Solutions February 2015 – January 2018; various other management and staff positions with the Company since 2005.

Heather L. Rosentrater	43

Senior Vice President, Energy Delivery and Shared Services since January 2020; Senior Vice President, Energy Delivery from October 2019 to December 2019; Vice President of Energy Delivery December 2015; various other management and staff positions with the Company since 1996.

Jason R. Thackston	50

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

Bryan A. Cox	51

Vice President, Safety and Human Resources since January 2020; Vice President, Safety and HR Shared Services January 2018 – January 2020; various other management and staff positions with the Company since 1997.

Gregory C. Hesler	43

Vice President, General Counsel, Corporate Secretary and Chief Ethics/Compliance Officer since May 2020; Vice President, General Counsel and Chief Compliance Officer January 2020 – May 2020; various other management and staff positions with the Company since 2015.

Latisha D. Hill	41	Vice President of Community and Economic Vitality since January 2020; various other management and staff positions with the Company since 2005.
James M. Kensok	62

Vice President, Chief Information Officer and Chief Security Officer since January 2013; Vice President and Chief Information Officer January 2007 – January 2013; Chief Information Officer February 2001 – December 2006; various other management and staff positions with the Company since 1996.

Ryan L. Krasselt	51	Vice President, Controller and Principal Accounting Officer since October 2015; various other management and staff positions with the Company since 2001.

AVISTA CORPORATION

Information about our Executive Officers
Name	Age	Business Experience
David J. Meyer	67	Vice President and Chief Counsel for Regulatory and Governmental Affairs since February 2004; Senior Vice President and General Counsel September 1998 – February 2004.
Edward D. Schlect Jr.	60	Vice President and Chief Strategy Officer since September 2015; prior to employment with the Company, Executive Vice President of Corporate Development at Ecova, Inc.

All of the Company’s executive officers, with the exception of David J. Meyer, Kevin J. Christie, and Heather L. Rosentrater, were officers or directors of one or more of the Company’s subsidiaries in 2020. The Company’s executive officers are appointed annually by the Board of Directors.

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

Item 11. Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•

on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2021, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2020, relating to its Annual Meeting of Shareholders held on May 11, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities):

Information regarding security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities) has been omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•

on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2021, from such Proxy Statement; and

•

prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2020, relating to its Annual Meeting of Shareholders held on May 11, 2020; reference also being made to Schedules 13G, as amended, on file with the SEC with respect to the Registrant's voting securities (the information contained in such schedules 13G, as amended, not being incorporated herein by reference).

(b)	Security ownership of management:

The information required by this Item regarding the security ownership of management is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•

on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2021, from such Proxy Statement; and

AVISTA CORPORATION

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2020, relating to its Annual Meeting of Shareholders held on May 11, 2020.
(c)	Changes in control:

None.

(d)	Securities authorized for issuance under equity compensation plans as of December 31, 2020:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(1)
Equity compensation plans approved by security holders (2)	—	$—	1,460,844

(1)

Excludes unvested restricted shares and performance share awards granted under Avista Corp.’s Long-Term Incentive Plan. At December 31, 2020, 71,706 Restricted Share awards were outstanding. Performance and market-based share awards may be paid out at zero shares at a minimum achievement level; 205,597 shares at target level; or 411,194 shares at a maximum level. Because there is no exercise price associated with restricted shares or performance and market-based share awards, such shares are not included in the weighted-average price calculation.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•

on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2021, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2020, relating to its Annual Meeting of Shareholders held on May 11, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•

on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2021, from such Proxy Statement; and

•	prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2020, relating to its Annual Meeting of Shareholders held on May 11, 2020.

AVISTA CORPORATION

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements (Included in Part II of this report):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules:

None

(a)	3. Exhibits:

Reference is made to the Exhibit Index commencing on the following page. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b).

AVISTA CORPORATION

EXHIBIT INDEX

Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
2.1	(with Form 8-K filed as of July 19, 2017)	2.1	Agreement and Plan of Merger, dated as of July 19, 2017, by and among Avista Corporation, Hydro One Limited, Olympus Holding Corp. and Olympus Corp.
2.2	(with Form 8-K filed as of January 23, 2019)	2.1	Termination Agreement, dated as of January 23, 2019, by and among Avista Corporation, Hydro One Limited, Olympus Holding Corp. and Olympus Corp.
3.1	(with June 30, 2012 Form 10-Q)	3.1	Restated Articles of Incorporation of Avista Corporation, as amended and restated June 6, 2012.
3.2	(with Form 8-K filed as of August 17, 2016)	3.2	Bylaws of Avista Corporation, as amended August 17, 2016.
4.1	2-4077	B-3	Mortgage and Deed of Trust, dated as of June 1, 1939.*
4.2	2-9812	4(c)	First Supplemental Indenture, dated as of October 1, 1952.*
4.3	2-60728	2(b)-2	Second Supplemental Indenture, dated as of May 1, 1953.*
4.4	2-13421	4(b)-3	Third Supplemental Indenture, dated as of December 1, 1955.*
4.5	2-13421	4(b)-4	Fourth Supplemental Indenture, dated as of March 15, 1967.*
4.6	2-60728	2(b)-5	Fifth Supplemental Indenture, dated as of July 1, 1957.*
4.7	2-60728	2(b)-6	Sixth Supplemental Indenture, dated as of January 1, 1958.*
4.8	2-60728	2(b)-7	Seventh Supplemental Indenture, dated as of August 1, 1958.*
4.9	2-60728	2(b)-8	Eighth Supplemental Indenture, dated as of January 1, 1959.*
4.10	2-60728	2(b)-9	Ninth Supplemental Indenture, dated as of January 1, 1960.*
4.11	2-60728	2(b)-10	Tenth Supplemental Indenture, dated as of April 1, 1964.*
4.12	2-60728	2(b)-11	Eleventh Supplemental Indenture, dated as of March 1, 1965.*
4.13	2-60728	2(b)-12	Twelfth Supplemental Indenture, dated as of May 1, 1966.*
4.14	2-60728	2(b)-13	Thirteenth Supplemental Indenture, dated as of August 1, 1966.*
4.15	2-60728	2(b)-14	Fourteenth Supplemental Indenture, dated as of April 1, 1970.*
4.16	2-60728	2(b)-15	Fifteenth Supplemental Indenture, dated as of May 1, 1973.*
4.17	2-60728	2(b)-16	Sixteenth Supplemental Indenture, dated as of February 1, 1975.*
4.18	2-60728	2(b)-17	Seventeenth Supplemental Indenture, dated as of November 1, 1976.*
4.19	2-69080	2(b)-18	Eighteenth Supplemental Indenture, dated as of June 1, 1980.*
4.20	(with 1980 Form 10-K)	4(a)-20	Nineteenth Supplemental Indenture, dated as of January 1, 1981.*
4.21	2-79571	4(a)-21	Twentieth Supplemental Indenture, dated as of August 1, 1982.*
4.22	(with Form 8-K dated September 20, 1983)	4(a)-22	Twenty-First Supplemental Indenture, dated as of September 1, 1983.*
4.23	2-94816	4(a)-23	Twenty-Second Supplemental Indenture, dated as of March 1, 1984.*
4.24	(with 1986 Form 10-K)	4(a)-24	Twenty-Third Supplemental Indenture, dated as of December 1, 1986.*
4.25	(with 1987 Form 10-K)	4(a)-25	Twenty-Fourth Supplemental Indenture, dated as of January 1, 1988.*
4.26	(with 1989 Form 10-K)	4(a)-26	Twenty-Fifth Supplemental Indenture, dated as of October 1, 1989.*
4.27	33-51669	4(a)-27	Twenty-Sixth Supplemental Indenture, dated as of April 1, 1993.*
4.28	(with 1993 Form 10-K)	4(a)-28	Twenty-Seventh Supplemental Indenture, dated as of January 1, 1994.
4.29	(with 2001 Form 10-K)	4(a)-29	Twenty-Eighth Supplemental Indenture, dated as of September 1, 2001.
4.30	333-82502	4(b)	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2001.
4.31	(with June 30, 2002 Form 10-Q)	4(f)	Thirtieth Supplemental Indenture, dated as of May 1, 2002.
4.32	333-39551	4(b)	Thirty-First Supplemental Indenture, dated as of May 1, 2003.

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
4.33	(with September 30, 2003 Form 10-Q)	4(f)	Thirty-Second Supplemental Indenture, dated as of September 1, 2003.
4.34	333-64652	4(a)33	Thirty-Third Supplemental Indenture, dated as of May 1, 2004.
4.35	(with Form 8-K dated as of December 15, 2004)	4.1	Thirty-Fourth Supplemental Indenture, dated as of November 1, 2004.
4.36	(with Form 8-K dated as of December 15, 2004)	4.2	Thirty-Fifth Supplemental Indenture, dated as of December 1, 2004.
4.37	(with Form 8-K dated as of December 15, 2004)	4.3	Thirty-Sixth Supplemental Indenture, dated as of December 1, 2004.
4.38	(with Form 8-K dated as of December 15, 2004)	4.4	Thirty-Seventh Supplemental Indenture, dated as of December 1, 2004.
4.39	(with Form 8-K dated as of May 12, 2005)	4.1	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2005.
4.40	(with Form 8-K dated as of November 17, 2005)	4.1	Thirty-Ninth Supplemental Indenture, dated as of November 1, 2005.
4.41	(with Form 8-K dated as of April 6, 2006)	4.1	Fortieth Supplemental Indenture, dated as of April 1, 2006.
4.42	(with Form 8-K dated as of December 15, 2006)	4.1	Forty-First Supplemental Indenture, dated as of December 1, 2006.
4.43	(with Form 8-K dated as of April 3, 2008)	4.1	Forty-Second Supplemental Indenture, dated as of April 1, 2008.
4.44	(with Form 8-K dated as of November 26, 2008)	4.1	Forty-Third Supplemental Indenture, dated as of November 1, 2008.
4.45	(with Form 8-K dated as of December 16, 2008)	4.1	Forty-Fourth Supplemental Indenture, dated as of December 1, 2008.
4.46	(with Form 8-K dated as of December 30, 2008)	4.3	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008.
4.47	(with Form 8-K dated as of September 15, 2009)	4.1	Forty-Sixth Supplemental Indenture, dated as of September 1, 2009.
4.48	(with Form 8-K dated as of November 25, 2009)	4.1	Forty-Seventh Supplemental Indenture, dated as of November 1, 2009.
4.49	(with Form 8-K dated as of December 15, 2010)	4.5	Forty-Eighth Supplemental Indenture, dated as of December 1, 2010.
4.50	(with Form 8-K dated as of December 20, 2010)	4.1	Forty-Ninth Supplemental Indenture, dated as of December 1, 2010.
4.51	(with Form 8-K dated as of December 30, 2010)	4.1	Fiftieth Supplemental Indenture, dated as of December 1, 2010.
4.52	(with Form 8-K dated as of February 11, 2011)	4.1	Fifty-First Supplemental Indenture, dated as of February 1, 2011.
4.53	(with Form 8-K dated as of August 16, 2011)	4.1	Fifty-Second Supplemental Indenture, dated as of August 1, 2011.
4.54	(with Form 8-K dated as of December 14, 2011)	4.1	Fifty-Third Supplemental Indenture, dated as of December 1, 2011.
4.55	(with Form 8-K dated as of November 30, 2012)	4.1	Fifty-Fourth Supplemental Indenture, dated as of November 1, 2012.
4.56	(with Form 8-K dated as of August 14, 2013)	4.1	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2013.
4.57	(with Form 8-K dated as of April 18, 2014)	4.1	Fifty-Sixth Supplemental Indenture, dated as of April 1, 2014.

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
4.58	(with Form 8-K dated as of December 18, 2014)	4.1	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2014.
4.59	(with Form 8-K dated as of December 16, 2015)	4.1	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2015.
4.60	(with Form 8-K dated as of December 16, 2016)	4.1	Fifty-Ninth Supplemental Indenture, dated as of December 1, 2016.
4.61	(with Form 8-K dated as of December 14, 2017)	4.1	Sixtieth Supplemental Indenture, dated as of December 1, 2017.
4.62	(with Form 8-K dated as of May 15, 2018)	4(a)(62)	Sixty-First Supplemental Indenture, dated as of May 1, 2018
4.63	(with Form 8-K dated as of November 26, 2019)	4.1	Sixty-Second Supplemental Indenture, dated as of November 1, 2019
4.64	(with Form 8-K dated as of June 4, 2020)	4.1	Sixty-Third Supplemental Indenture, dated as of June 1, 2020
4.65	(with Form 8-K dated as of September 30, 2020)	4.1	Sixty-Fourth Supplemental Indenture, dated as of September 1, 2020
4.66	(with Form 8-K dated as of December 15, 2004)	4.5	Supplemental Indenture No. 1, dated as of December 1, 2004 to the Indenture dated as of April 1, 1998 between Avista Corporation and JPMorgan Chase Bank, N.A.
4.67	333-82165	4(a)	Indenture dated as of April 1, 1998 between Avista Corporation and The Bank of New York, as Successor Trustee.
4.68	(with Form 8-K dated as of December 15, 2010)	4.1

Loan Agreement between City of Forsyth, Montana and Avista Corporation $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A dated as of December 1, 2010.

4.69	(with Form 8-K dated as of December 15, 2010)	4.3

Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A, dated as of December 1, 2010.

4.70	(with Form 8-K dated as of December 15, 2010)	4.2

Loan Agreement between City of Forsyth, Montana and Avista Corporation $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B dated as of December 1, 2010.

4.71	(with Form 8-K dated as of December 15, 2010)	4.4

Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B, dated as of December 1, 2010.

4.72	(with June 30, 2012 Form 10-Q)	3.1	Restated Articles of Incorporation of Avista Corporation, as amended and restated June 6, 2012 (see Exhibit 3.1 herein).
4.73	(with Form 8-K filed as of August 17, 2016)	3.2	Bylaws of Avista Corporation, as amended August 17, 2016 (see Exhibit 3.2 herein).
4.74	(Form 10/A)	N/A	Post-Effective Amendment No. 1 on Form 10/A, filed February 26, 2015, to Registration Statement on Form 10, filed September 1952.
4.75	(2)		Description of the Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934.
10.1	(with Form 8-K dated as of February 11, 2011)	10.1

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

10.8	2-60728	5(g)	Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.*
10.9	2-60728	5(g)-1	Amendment to Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.*
10.10	2-60728	5(h)	Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.*
10.11	2-60728	5(h)-1	Amendment to Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.*
10.12	(with September 30, 1985 Form 10-Q)	1

Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and the Company, dated as of September 17, 1985, describing the settlement of Project 3 litigation.*

10.13	(with 1981 Form 10-K)	10(s)-7	Ownership and Operation Agreement for Colstrip Units No. 3 & 4, dated as of May 6, 1981.*
10.14	(with 2019 Form 10-K)	10.14	Avista Corporation Executive Deferral Plan (2020 Component). (3)(5)
10.15	(with 2019 Form 10-K)	10.15	Avista Corporation Supplemental Executive Retirement Plan (Post-2004 Component, Amended in 2018). (3)(6)
10.16	(with 1992 Form 10-K)	10(t)-11	The Company’s Unfunded Supplemental Executive Disability Plan. (3)*
10.17	(with 2007 Form 10-K)	10.34	Income Continuation Plan of the Company. (3)

AVISTA CORPORATION

	Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
10.18	(with 2018 Form 10-K)	10.21	Avista Corporation Long-Term Incentive Plan. (3)
10.19	(with 2010 Form 10-K)	10.23	Avista Corporation Performance Award Plan Summary. (3)
10.20	(with 2018 Form 10-K)	10.25	Avista Corporation Performance Award Agreement 2018. (3)
10.21	(with 2019 Form 10-K)	10.22	Avista Corporation Performance Award Agreement 2019. (3)
10.22	(2)		Avista Corporation Performance Award Agreement 2020. (3)
10.23	(with Form 8-K dated August 13, 2008)	10.1	Employment Agreement between the Company and Mark T. Thies in the form of a Letter of Employment. (3)
10.24	(with September 30, 2019 Form 10-Q)	10.1	Form of Change of Control Plan between the Company and its Executive Officers. (3)(7)
10.25	(2)		Avista Corporation Non-Employee Director Compensation.
10.26	(with Form 8-K dated April 6, 2020)	10.1	Credit Agreement, dated as of April 6, 2020, among Avista Corporation, U.S. Bank National Association, as Lender and Administrative Agent, and CoBank, ACB, as Lender
21	(2)		Subsidiaries of Registrant.
23	(2)		Consent of Independent Registered Public Accounting Firm.
31.1	(2)		Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	(2)		Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32	(4)		Certification of Corporate Officers (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	(2)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(2)		Inline XBRL Taxonomy Extension Schema Document
101.CAL	(2)		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(2)		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(2)		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(2)		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	(2)		Cover page formatted as Inline XBRL and contained in Exhibit 101.
*	Exhibit originally filed with the U.S. Securities and Exchange Commission in paper format and as such, a hyperlink is not available.
(1)	Incorporated herein by reference.
(2)	Filed herewith.
(3)	Management contracts or compensatory plans filed as exhibits to this Form 10-K pursuant to Item 15(b).
(4)	Furnished herewith.
(5)

Applies to Kevin J. Christie, Bryan A. Cox, Gregory C. Hesler, Latisha D. Hill, James M. Kensok, Ryan L. Krasselt, David J. Meyer, Heather L. Rosentrater, Edward D. Schlect, Jason R. Thackston, Mark T. Thies, and Dennis P. Vermillion.

(6)	Applies to Kevin J. Christie, Bryan A. Cox, Latisha D. Hill, James M. Kensok, Ryan L. Krasselt, David J. Meyer, Heather L. Rosentrater, Jason R. Thackston, Mark T. Thies, and Dennis P. Vermillion.
(7)

Applies to Kevin J. Christie, Bryan A. Cox, Gregory C. Hesler, Latisha D. Hill, James M. Kensok, Ryan L. Krasselt, David J. Meyer, Heather L. Rosentrater, Edward D. Schlect, Jason R. Thackston, Mark T. Thies, and Dennis P. Vermillion.

AVISTA CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTA CORPORATION

February 23, 2021	By	/s/ Dennis P. Vermillion
Date		Dennis P. Vermillion
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis P. Vermillion	Principal Executive Officer and Director	February 23, 2021
Dennis P. Vermillion
President and Chief Executive Officer

/s/ Mark T. Thies	Principal Financial Officer	February 23, 2021
Mark T. Thies
Executive Vice President,
Chief Financial Officer, and Treasurer

/s/ Ryan L. Krasselt	Principal Accounting Officer	February 23, 2021
Ryan L. Krasselt
Vice President, Controller and
Principal Accounting Officer

/s/ Scott L. Morris	Director	February 23, 2021
Scott L. Morris
Chairman of the Board

/s/ Kristianne Blake	Director	February 23, 2021
Kristianne Blake

/s/ Donald C. Burke	Director	February 23, 2021
Donald C. Burke

/s/ Rebecca A. Klein	Director	February 23, 2021
Rebecca A. Klein

/s/ Scott H. Maw	Director	February 23, 2021
Scott H. Maw

/s/ Jeffry L. Philipps	Director	February 23, 2021
Jeffry L. Philipps

/s/ Marc F. Racicot	Director	February 23, 2021
Marc F. Racicot

/s/ Heidi B. Stanley	Director	February 23, 2021
Heidi B. Stanley

/s/ R. John Taylor	Director	February 23, 2021
R. John Taylor

/s/ Janet D. Widmann	Director	February 23, 2021
Janet D. Widmann