Form 10-Q
period 2021-03-31
AVISTA CORP
filed 2021-05-05
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021 OR

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

As of April 30, 2021, 69,314,368 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

•

wildfires ignited, or allegedly ignited, by Avista Corp. equipment or facilities could cause significant loss of life and property or result in liability for resulting fire suppression costs, thereby causing serious operational and financial harm to Avista Corp. and our customers;

•

severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, earthquakes, snow and ice storms, that could disrupt energy generation, transmission and distribution, as well as the availability and costs of fuel, materials, equipment, supplies and support services;

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

AVISTA CORPORATION

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands, except per share amounts

(Unaudited)

	2021	2020
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$412,182	$393,820
Alternative revenue programs	499	(4,413)
Total utility revenues	412,681	389,407
Non-utility revenues	189	823
Total operating revenues	412,870	390,230
Operating Expenses:
Utility operating expenses:
Resource costs	134,579	129,547
Other operating expenses	87,555	94,496
Depreciation and amortization	55,221	51,421
Taxes other than income taxes	32,309	30,978
Non-utility operating expenses:
Other operating expenses	1,184	1,360
Depreciation and amortization	127	235
Total operating expenses	310,975	308,037
Income from operations	101,895	82,193
Interest expense	26,304	26,347
Interest expense to affiliated trusts	109	270
Capitalized interest	(1,015)	(998)
Other income-net	(3,684)	(382)
Income before income taxes	80,181	56,956
Income tax expense	12,164	8,532
Net income	$68,017	$48,424
Weighted-average common shares outstanding (thousands), basic	69,293	67,239
Weighted-average common shares outstanding (thousands), diluted	69,506	67,381

Earnings per common share:
Basic	$0.98	$0.72
Diluted	$0.98	$0.72

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2021	2020
Net income	$68,017	$48,424
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $84 and $54 respectively	315	205
Total other comprehensive income	315	205
Comprehensive income	$68,332	$48,629

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$21,647	$14,196
Accounts and notes receivable-less allowances of $12,139 and $11,387, respectively	153,128	163,772
Materials and supplies, fuel stock and stored natural gas	63,160	67,451
Regulatory assets	29,225	13,673
Other current assets	82,922	84,885
Total current assets	350,082	343,977
Net utility property	5,027,103	4,991,612
Goodwill	52,426	52,426
Non-current regulatory assets	705,921	750,443
Other property and investments-net and other non-current assets	263,964	263,639
Total assets	$6,399,496	$6,402,097
Liabilities and Equity:
Current Liabilities:
Accounts payable	$93,100	$106,613
Short-term borrowings	193,000	203,000
Regulatory liabilities	45,067	46,435
Other current liabilities	161,632	149,831
Total current liabilities	492,799	505,879
Long-term debt	2,008,742	2,008,534
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	199,670	211,880
Deferred income taxes	607,707	594,712
Non-current regulatory liabilities	783,784	784,820
Other non-current liabilities and deferred credits	186,657	214,999
Total liabilities	4,330,906	4,372,371
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 69,313,337 and 69,238,901 shares issued and outstanding, respectively	1,285,999	1,286,068
Accumulated other comprehensive loss	(14,063)	(14,378)
Retained earnings	796,654	758,036
Total shareholders’ equity	2,068,590	2,029,726
Total liabilities and equity	$6,399,496	$6,402,097

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Three Months Ended March 31,

Dollars in thousands

(Unaudited)

	2021	2020
Operating Activities:
Net income	$68,017	$48,424
Non-cash items included in net income:
Depreciation and amortization	55,348	51,421
Deferred income tax provision and investment tax credits	5,966	(6,765)
Power and natural gas cost amortizations (deferrals), net	(7,811)	6,380
Amortization of debt expense	823	653
Stock-based compensation expense	626	872
Equity-related AFUDC	(1,754)	(1,599)
Pension and other postretirement benefit expense	7,556	7,952
Other regulatory assets and liabilities and deferred debits and credits	1,762	11,902
Change in decoupling regulatory deferral	(682)	4,155
Gain on sale of investments	(155)	(3,242)
Other	(2,828)	5,112
Contributions to defined benefit pension plan	(14,000)	(7,300)
Changes in certain current assets and liabilities:
Accounts and notes receivable	6,728	6,078
Materials and supplies, fuel stock and stored natural gas	4,291	9,901
Collateral posted for derivative instruments	1,497	(14,283)
Income taxes receivable	5,442	10,500
Income taxes payable	557	4,901
Other current assets	(260)	(2,166)
Accounts payable	(2,590)	(19,527)
Other current liabilities	16,557	21,905
Net cash provided by operating activities	145,090	135,274

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(97,203)	(95,525)
Issuance of notes receivable	(75)	(2,779)
Equity and property investments	(2,340)	(1,313)
Proceeds from sale of investments	801	5,148
Other	2,356	(662)
Net cash used in investing activities	(96,461)	(95,131)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Three Months Ended March 31,

Dollars in thousands

(Unaudited)

	2021	2020
Financing Activities:
Net decrease in short-term borrowings	$(10,000)	$(800)
Maturity of long-term debt and finance leases	(759)	(700)
Issuance of common stock, net of issuance costs	65	175
Cash dividends paid	(29,399)	(27,389)
Other	(1,085)	(2,406)
Net cash used in financing activities	(41,178)	(31,120)

Net increase in cash and cash equivalents	7,451	9,023

Cash and cash equivalents at beginning of period	14,196	9,896

Cash and cash equivalents at end of period	$21,647	$18,919

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2021	2020
Common Stock, Shares:
Shares outstanding at beginning of period	69,238,901	67,176,996
Shares issued	74,436	115,237
Shares outstanding at end of period	69,313,337	67,292,233
Common Stock, Amount:
Balance at beginning of period	$1,286,068	$1,210,741
Equity compensation expense	859	804
Issuance of common stock, net of issuance costs	65	175
Payment of minimum tax withholdings for share-based payment awards	(993)	(2,408)
Balance at end of period	1,285,999	1,209,312
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(14,378)	(10,259)
Other comprehensive income	315	205
Balance at end of period	(14,063)	(10,054)
Retained Earnings:
Balance at beginning of period	758,036	738,802
Net income	68,017	48,424
Cash dividends paid on common stock	(29,399)	(27,389)
Balance at end of period	796,654	759,837
Total equity	$2,068,590	$1,959,095
Dividends declared per common share	$0.4225	$0.4050

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended March 31, 2021 and March 31, 2020 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).

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

NOTE 2. NEW ACCOUNTING STANDARDS

There are no new accounting standards with a material impact to the Company.

NOTE 3. BALANCE SHEET COMPONENTS

Materials and Supplies, Fuel Stock and Stored Natural Gas

Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or market for our non-regulated operations and consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Materials and supplies	$56,368	$53,258
Fuel stock	4,843	4,658
Stored natural gas	1,949	9,535
Total	$63,160	$67,451

AVISTA CORPORATION

Other Current Assets

Other current assets consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$4,810	$4,336
Prepayments	25,984	24,411
Income taxes receivable	44,371	49,814
Other	7,757	6,324
Total	$82,922	$84,885

Net Utility Property

Net utility property consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Utility plant in service	$6,865,652	$6,809,797
Construction work in progress	193,685	175,767
Total	7,059,337	6,985,564
Less: Accumulated depreciation and amortization	2,032,234	1,993,952
Total net utility property	$5,027,103	$4,991,612

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Operating lease ROU assets	$71,410	$71,891
Finance lease ROU assets	46,428	47,338
Non-utility property	18,398	19,508
Equity investments	61,132	59,318
Investment in affiliated trust	11,547	11,547
Notes receivable	14,665	14,454
Deferred compensation assets	9,469	9,174
Assets held for sale (1)	3,363	3,462
Other	27,552	26,947
Total	$263,964	$263,639

(1)  The Company is in the process of selling certain subsidiary assets associated with Steam Plant Square and Brew Pub.

AVISTA CORPORATION

Other Current Liabilities

Other current liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Accrued taxes other than income taxes	$56,630	$45,099
Derivative liabilities	8,644	14,008
Employee paid time off accruals	28,775	26,495
Accrued interest	28,920	17,083
Pensions and other postretirement benefits	10,512	11,987
Other	28,151	35,159
Total other current liabilities	$161,632	$149,831

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Operating lease liabilities	$68,276	$67,716
Finance lease liabilities	48,044	48,815
Deferred investment tax credits	29,728	29,866
Asset retirement obligations	17,126	17,194
Derivative liabilities	8,959	37,427
Other	14,524	13,981
Total	$186,657	$214,999

AVISTA CORPORATION

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$3,637	$3,237	$2,073	$5,722
Decoupling surcharge	18,150	6,812	7,123	17,123
Pension and other postretirement benefit plans	—	196,153	—	198,746
Interest rate swaps	—	177,824	—	214,851
Deferred income taxes	—	111,537	—	108,517
Settlement with Coeur d'Alene Tribe	—	39,764	—	40,043
AFUDC above FERC allowed rate	—	48,270	—	47,393
Demand side management programs	—	904	—	3,814
Utility plant to be abandoned	—	27,599	—	28,916
COVID-19 deferrals	—	11,759	—	8,166
Other regulatory assets	7,438	82,062	4,477	77,152
Total regulatory assets	$29,225	$705,921	$13,673	$750,443
Regulatory Liabilities
Income tax related liabilities	$15,013	$395,859	$14,952	$399,677
Deferred power costs	18,955	13,859	20,299	17,570
Decoupling rebate	1,396	1,604	1,447	1,519
Utility plant retirement costs	—	330,897	—	325,832
Interest rate swaps	—	17,218	—	15,046
COVID-19 deferrals	—	11,628	—	10,949
Other regulatory liabilities	9,703	12,719	9,737	14,227
Total regulatory liabilities	$45,067	$783,784	$46,435	$784,820

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

Other Utility Revenue

Other utility revenue includes rent, sales of materials, late fees and other charges that do not represent contracts with customers. Other utility revenue also includes the provision for earnings sharing and the deferral and amortization of refunds to customers associated with the TCJA. This revenue is scoped out of ASC 606, as this revenue does not represent items where a customer is a party that has contracted with the Company to obtain goods or services that are an output of the Company’s ordinary activities in exchange for consideration. As such, these revenues are presented separately from revenue from contracts with customers.

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

	2021	2020
Utility-related taxes	$19,696	$18,700

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year and, depending on the timing of the customer payments, it can result in an immaterial amount of deferred revenue or a receivable from the customer. As of March 31, 2021, the Company estimates it had unsatisfied capacity performance obligations of $21.2 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three months ended March 31 (dollars in thousands):

	2021	2020
Avista Utilities
Revenue from contracts with customers	$358,613	$351,628
Derivative revenues	34,981	31,075
Alternative revenue programs	499	(4,413)
Deferrals and amortizations for rate refunds to customers	3,189	(2,606)
Other utility revenues	2,578	1,521
Total Avista Utilities	399,860	377,205
AEL&P
Revenue from contracts with customers	12,779	12,126
Deferrals and amortizations for rate refunds to customers	(47)	(48)
Other utility revenues	89	124
Total AEL&P	12,821	12,202

Other revenues	189	823
Total operating revenues	$412,870	$390,230

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three months ended March 31 (dollars in thousands):

	2021			2020
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended March 31,
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$113,223	$6,048	$119,271	$107,977	$5,866	$113,843
Commercial and governmental	76,284	4,772	81,056	78,849	6,199	85,048
Industrial	24,711	1,899	26,610	24,711	—	24,711
Public street and highway lighting	1,852	60	1,912	1,783	61	1,844
Total retail revenue	216,070	12,779	228,849	213,320	12,126	225,446
Transmission	3,495	—	3,495	3,774	—	3,774
Other revenue from contracts with customers	6,140	—	6,140	5,289	—	5,289
Total electric revenue from contracts with customers	$225,705	$12,779	$238,484	$222,383	$12,126	$234,509

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three months ended March 31 (dollars in thousands):

	2021	2020
	Avista Utilities	Avista Utilities
Three months ended March 31,
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$87,501	$84,173
Commercial and governmental	39,775	39,401
Industrial and interruptible	2,224	2,194
Total retail revenue	129,500	125,768
Transportation	2,283	2,352
Other revenue from contracts with customers	1,125	1,125
Total natural gas revenue from contracts with customers	$132,908	$129,245

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

The following table presents the underlying energy commodity derivative volumes as of March 31, 2021 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2021	3	92	7,434	48,028	40	754	8,045	29,520
2022	—	—	450	29,345	—	—	1,360	12,950
2023	—	—	—	6,920	—	—	1,360	1,970
2024	—	—	—	—	—	—	1,370	—
2025	—	—	—	—	—	—	1,115	—

As of March 31, 2021, there are no expected deliveries of energy commodity derivatives after 2025.

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

The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Number of contracts	25	22
Notional amount (in United States dollars)	$4,916	$3,860
Notional amount (in Canadian dollars)	6,178	4,949

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

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of March 31, 2021 and December 31, 2020 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
March 31, 2021	4	45,000	2021
	12	130,000	2022
	1	10,000	2023
December 31, 2020	4	45,000	2021
	11	120,000	2022
	1	10,000	2023

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

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2021 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$—	$(22)	$—	$(22)
Interest rate swap derivatives
Other current assets	1,743	—	—	1,743
Other property and investments-net and other non-current assets	4,613	(3,820)	—	793
Other current liabilities	—	(10,978)	3,910	(7,068)
Other non-current liabilities and deferred credits	1,264	(5,525)	—	(4,261)
Energy commodity derivatives
Other current assets	749	(24)	—	725
Other property and investments-net and other non-current assets	2,598	(1,136)	—	1,462
Other current liabilities	17,458	(21,820)	2,786	(1,576)
Other non-current liabilities and deferred credits	95	(4,793)	—	(4,698)
Total derivative instruments recorded on the balance sheet	$28,520	$(48,118)	$6,696	$(12,902)

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2020 (in thousands):

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

AVISTA CORPORATION

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Energy commodity derivatives
Cash collateral posted	$7,596	$4,953
Letters of credit outstanding	12,500	23,500
Balance sheet offsetting	2,786	616
Interest rate swap derivatives
Cash collateral posted (offset by net derivative positions)	3,910	8,050

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	14,956	50,813
Additional collateral to post	11,046	42,763

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

Avista Utilities’ maintained the same pension and other postretirement plans during the three months ended March 31, 2021 as those described as of December 31, 2020. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $14 million in cash to the pension plan for the three months ended March 31, 2021 and it expects to contribute $42 million in 2021.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Service cost	$6,246	$5,546	$1,008	$979
Interest cost	6,580	6,971	1,376	1,515
Expected return on plan assets	(9,775)	(9,125)	(675)	(630)
Amortization of prior service cost	75	75	(275)	(275)
Net loss recognition	1,823	1,654	1,173	1,243
Net periodic benefit cost	$4,949	$5,121	$2,607	$2,832

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

The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three months ended March 31 (dollars in thousands):

	2021		2020
Federal income taxes at statutory rates	$16,838	21.0%	$11,961	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(3,240)	(4.0)	(2,402)	(4.2)
State income tax expense	552	0.7	1,227	2.1
Settlement of equity awards	930	1.1	165	0.3
Other	(2,916)	(3.6)	(2,419)	(4.2)
Total income tax expense	$12,164	15.2%	$8,532	15.0%

NOTE 8. COMMITTED LINES OF CREDIT

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of April 2022, with the option to extend for an additional one year period (subject to customary conditions). The committed line of credit is secured by non-transferable first mortgage bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Balance outstanding at end of period	$93,000	$102,000
Letters of credit outstanding at end of period	$16,618	$27,618
Average interest rate at end of period	1.17%	1.22%

As of March 31, 2021 and December 31, 2020, the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Condensed Consolidated Balance Sheet.

AVISTA CORPORATION

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. As of March 31, 2021 and December 31, 2020, there were borrowings of $0 and $1.0 million, respectively, and there were no letters of credit outstanding under this committed line of credit. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

NOTE 9. CREDIT AGREEMENT

In April 2020, the Company entered into a one-year Credit Agreement with various financial institutions, in the amount of $100 million. The Company borrowed the entire $100.0 million in April 2020 and repaid the outstanding balance in April 2021.

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

The distribution rates paid were as follows during the three months ended March 31, 2021 and the year ended December 31, 2020:

	March 31,	December 31,
	2021	2020
Low distribution rate	1.07%	1.10%
High distribution rate	1.10%	2.79%
Distribution rate at the end of the period	1.07%	1.10%

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$963,500	$1,129,375	$963,500	$1,189,824
Long-term debt (Level 3)	1,060,000	1,081,300	1,060,000	1,235,248
Snettisham finance lease obligation (Level 3)	51,016	51,000	51,750	58,700
Long-term debt to affiliated trusts (Level 3)	51,547	43,815	51,547	43,815

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 85.00 to 136.39, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on March 31, 2021 and December 31, 2020.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
March 31, 2021
Assets:
Energy commodity derivatives	$—	$20,805	$—	$(18,618)	$2,187
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	95	(95)	—
Interest rate swap derivatives	—	7,620	—	(5,084)	2,536
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	2,154	—	—	—	2,154
Equity securities (2)	7,115	—	—	—	7,115
Total	$9,269	$28,425	$95	$(23,797)	$13,992
Liabilities:
Energy commodity derivatives	$—	$21,477	$—	$(21,404)	$73
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	6,296	(95)	6,201
Foreign currency exchange derivatives	—	22	—	—	22
Interest rate swap derivatives	—	20,323	—	(8,994)	11,329
Total	$—	$41,822	$6,296	$(30,493)	$17,625
December 31, 2020
Assets:
Energy commodity derivatives	$—	$23,645	$—	$(22,152)	$1,493
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	75	(75)	—
Foreign currency exchange derivatives	—	30	—	—	30
Interest rate swap derivatives	—	952	—	(952)	—
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	2,471	—	—	—	2,471
Equity securities (2)	6,228	—	—	—	6,228
Total	$8,699	$24,627	$75	$(23,179)	$10,222
Liabilities:
Energy commodity derivatives	$—	$23,030	$—	$(22,768)	$262
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	8,485	(75)	8,410
Interest rate swap derivatives	—	51,765	—	(9,002)	42,763
Total	$—	$74,795	$8,485	$(31,845)	$51,435
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

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.2 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively.

Level 3 Fair Value

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of March 31, 2021 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	March 31, 2021	Technique	Input	Average Price
Natural gas exchange agreement	$(6,201)	Internally derived weighted average cost of gas	Forward purchase	$1.84 - $2.85/mmBTU $2.21 Weighted Average
			Forward sales prices	$1.90 - $4.25/mmBTU $3.53 Weighted Average
			Purchase volumes	130,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

AVISTA CORPORATION

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in thousands):

Natural Gas Exchange Agreement
Three months ended March 31, 2021:
Balance as of January 1, 2021	$(8,410)
Total gains (realized/unrealized):
Included in regulatory assets/liabilities (1)	3,220
Settlements	(1,011)
Ending balance as of March 31, 2021 (2)	$(6,201)
Three months ended March 31, 2020:
Balance as of January 1, 2020	$(2,976)
Total gains (realized/unrealized):
Included in regulatory assets/liabilities (1)	485
Settlements	238
Ending balance as of March 31, 2020 (2)	$(2,253)

(1)

All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

(2)	There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.

NOTE 12. COMMON STOCK

The Company has authority to issue a maximum of approximately 3.2 million shares under its sales agency agreements, of which approximately 1.3 million shares remain unissued as of March 31, 2021. The Company has board authority, and has requested regulatory authority, to issue 3.0 million shares in addition to the 1.3 million shares previously authorized but remaining unissued. During the three months ended March 31, 2021 and March 31, 2020, the Company did not issue shares under the sales agency agreements.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $3,738 and $3,822, respectively	$14,063	$14,378

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three months ended March 31 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2021	2020
Amortization of defined benefit pension items
Amortization of net prior service cost (a)	$(200)	$(200)
Amortization of net loss (a)	3,191	3,100
Adjustment due to effects of regulation (a)	(2,592)	(2,641)
Total before tax (b)	399	259
Tax expense (b)	(84)	(54)
Net of tax (b)	$315	$205
(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 6 for additional details).
(b)	Description is also the affected line item on the Condensed Consolidated Statement of Income.

NOTE 14. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31 (in thousands, except per share amounts):

	2021	2020
Numerator:
Net income	$68,017	$48,424
Denominator:
Weighted-average number of common shares outstanding-basic	69,293	67,239
Effect of dilutive securities:
Performance and restricted stock awards	213	142
Weighted-average number of common shares outstanding-diluted	69,506	67,381
Earnings per common share:
Basic	$0.98	$0.72
Diluted	$0.98	$0.72

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

AVISTA CORPORATION

disputes that the tree in question was the cause of the fire and that it was negligent in failing to identify and remove it. Additional lawsuits have subsequently been filed by private landowners seeking property damages, and holders of insurance subrogation claims seeking recovery of insurance proceeds paid.

The lawsuits were filed in the Superior Court of Ferry County, Washington and subsequently consolidated into a single action. The Company intends to vigorously defend itself in the litigation. However, the Company cannot predict the outcome of these matters.

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

Colstrip

The Washington CETA imposes deadlines by which coal-fired resources, such as Colstrip, must be excluded from the rate base of Washington utilities and by which electricity from such resources may no longer be delivered to Washington retail customers. Not all of the co-owners of Colstrip Units 3 & 4 are Washington utilities subject to CETA, and the co-owners have differing needs for the generating capacity of these units. Accordingly, business disagreements have arisen among the co-owners, including, but not limited to, disagreements as to the shut-down date or dates of these units. These business disagreements, in turn, have led to disagreements as to the interpretation of the Ownership and Operating Agreement, including, but not limited to, the rights of the co-owners to discontinue operations of, or otherwise terminate their interest in, Unit 3 and/or Unit 4. In order to address and resolve these disagreements, the owners have commenced an arbitration proceeding as provided for in the Ownership and Operating Agreement.

In the course of the 2021 legislative session, the Montana Legislature passed two bills specifically directed at the ownership and operation of Colstrip. The first, Montana Senate Bill 265, purports to amend Section 27-5-323 of the Montana Code to provide that an agreement designating venue or disputes involving an electric generation facility located in Montana is not valid unless it requires arbitration in Montana before a panel of three arbitrators. The Ownership and Operating Agreement for Colstrip Units 3 & 4 includes an arbitration provision, through which all owners agreed to resolve disputes regarding the Agreement through arbitration in Spokane County, Washington before a single arbitrator. The Company, together with Puget Sound Energy, Portland General Electric, and PacifiCorp (Pacific Northwest Colstrip owners), has commenced an action in Spokane County Superior Court to compel arbitration of the pending disputes regarding interpretation of the Ownership & Operating Agreement in accordance with the requirements of the parties’ Agreement. The Pacific Northwest Colstrip owners have also commenced action in the U.S. District Court for the District of Montana to challenge the legality and constitutionality of the legislation.

The Montana Legislature has also passed Montana Senate Bill 266, which would make it an unfair or deceptive act or practice, within the meaning of Montana’s Consumer Protection Act, for one or more owners of a jointly owned electrical generation facility to fail to fund its share of operating costs associated with that facility, or to engage in any conduct that would bring about a permanent closure

AVISTA CORPORATION

of one or more generating units of such a facility without first obtaining the consent of all co-owners of that facility. The Company intends to challenge the legality and constitutionality of this bill as well.

The Company is not able to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

Other Contingencies

In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes that any ultimate liability arising from these actions will not have a material impact on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant. See "Note 22 of the Notes to Consolidated Financial Statements" in the 2020 Form 10-K for additional discussion regarding other contingencies.

NOTE 16. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the basis used by the Company's management to analyze performance and determine the allocation of resources. The Company's management evaluates performance based on income (loss) from operations before income taxes as well as net income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Avista Utilities' business is managed based on the total regulated utility operation; therefore, it is considered one segment. AEL&P is a separate reportable business segment, as it has separate financial reports that are reviewed in detail by the Chief Operating Decision Maker and its operations and risks are sufficiently different from Avista Utilities and the other businesses at AERC that it cannot be aggregated with any other operating segments. The Other category, which is not a reportable segment, includes other investments and operations of various subsidiaries, as well as certain other operations of Avista Capital.

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2021:
Operating revenues	$399,860	$12,821	$412,681	$189	$—	$412,870
Resource costs	133,840	739	134,579	—	—	134,579
Other operating expenses	84,599	2,956	87,555	1,184	—	88,739
Depreciation and amortization	52,724	2,497	55,221	127	—	55,348
Income (loss) from operations	96,693	6,324	103,017	(1,122)	—	101,895
Interest expense (2)	24,800	1,525	26,325	129	(41)	26,413
Income taxes	10,718	1,333	12,051	113	—	12,164
Net income	64,058	3,476	67,534	483	—	68,017
Capital expenditures (3)	96,394	809	97,203	28	—	97,231
For the three months ended March 31, 2020:
Operating revenues	$377,205	$12,202	$389,407	$823	$—	$390,230
Resource costs	129,557	(10)	129,547	—	—	129,547
Other operating expenses	91,279	3,217	94,496	1,360	—	95,856
Depreciation and amortization	48,974	2,447	51,421	235	—	51,656
Income (loss) from operations	76,534	6,246	82,780	(587)	—	82,193
Interest expense (2)	24,983	1,589	26,572	131	(86)	26,617
Income taxes	7,404	1,301	8,705	(173)	—	8,532
Net income (loss)	45,979	3,395	49,374	(950)	—	48,424
Capital expenditures (3)	94,056	1,470	95,526	109	—	95,635
Total Assets:
As of March 31, 2021:	$6,031,502	$270,554	$6,302,056	$110,117	$(12,677)	$6,399,496
As of December 31, 2020:	$6,035,340	$268,971	$6,304,311	$109,658	$(11,872)	$6,402,097

(1)	Intersegment eliminations reported as interest expense represent intercompany interest.
(2)	Including interest expense to affiliated trusts.

AVISTA CORPORATION

(3)	The capital expenditures for the other businesses are included in other investing activities on the Condensed Consolidated Statements of Cash Flows.

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Avista Corporation

Spokane, Washington

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of March 31, 2021, the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 4, 2021

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been prepared in accordance with the SEC’s Regulation S-K for interim financial information and with the instructions to Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations does not contain the full detail or analysis that would accompany financial statements for a full fiscal year; therefore, it should be read in conjunction with the Company's 2020 Form 10-K.

Business Segments

Our business segments have not changed during the three months ended March 31, 2021. See the 2020 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2021	2020
Avista Utilities	$64,058	$45,979
AEL&P	3,476	3,395
Other	483	(950)
Net income	$68,017	$48,424

Executive Level Summary

Overall Results

Avista Utilities' net income for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020 primarily due to an increase in utility margin (operating revenues less resource costs) as a result of general rate increases in Washington and Oregon and customer growth. In addition, during the first quarter of 2020 we recorded an accrual for customer refunds related to the outcome of the 2015 Washington general rate cases and an expense for disallowed replacement power during an unplanned outage at Colstrip.

AEL&P net income increased slightly, primarily due to a decrease in generation and distribution operating and maintenance costs, which was partially offset by a decrease in margin due to weather that was warmer in the first quarter of 2021 compared to the first quarter of 2020.

The increase in net income at our other businesses was primarily due to increased earnings from our investments.

More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.

COVID-19 Pandemic

The COVID-19 pandemic has impacted our business, as well as the global, national and local economies. However, as we progress into 2021, we expect an increase in vaccinations and a decrease in COVID-19 cases to make the impacts of the pandemic less severe than the prior year. The pandemic has affected and may continue to affect our results of operations, financial condition, liquidity and cash flows in the following ways:

Results of Operations

During the first quarter of 2021, when compared to normal, we did not experience a material variation in total loads due to COVID-19; however, we did observe increases in residential loads offset by decreases in commercial loads. We expect continued economic recovery and improvement in employment through the remainder of 2021. We have decoupling and other regulatory mechanisms in Washington, Idaho and Oregon, which mitigate the impact of changes in loads and revenues for residential and certain commercial customer classes. Over 90 percent of our utility revenue is covered by regulatory mechanisms.

AVISTA CORPORATION

Customer disconnections for non-payment in our Washington and Oregon jurisdictions continue to be suspended. In Washington, there is a moratorium on disconnections for residential and commercial customers until July 31, 2021. In Oregon, there is a moratorium on disconnections for residential customers until June 30, 2021.

We are offsetting some of the negative impacts of COVID-19 (primarily an increase in bad debt expense) at Avista Utilities with cost savings and benefits from the Coronavirus Aid, Relief, and Economic Security Act. We have received accounting orders in each of our jurisdictions to defer the recognition of COVID-19 expenses as well as identified cost savings of other COVID-19 related benefits. As of March 31, 2021, we have deferred a cumulative regulatory asset of $11.8 million and a cumulative regulatory liability of $11.6 million for COVID-19 related items among all jurisdictions. As of December 31, 2020, we had deferred a cumulative regulatory asset of $8.2 million and a cumulative regulatory liability of $10.9 million among all jurisdictions.

Financial Condition, Liquidity and Cash Flows

We do not expect the impact of COVID-19 to change our estimate of utility capital expenditures for 2021 or to have a material impact on our operating cash flows as compared to 2020.

After considering the impacts of COVID-19, and the issuances of long-term debt and equity during 2021, we expect net cash flows from operations, together with cash available under our committed lines of credit, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

We cannot predict the duration and severity of the COVID-19 pandemic. The longer and more severe the economic restrictions and business disruption, the greater the impact on our operations, results of operations, financial condition and cash flows.

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

Avista Utilities

Washington General Rate Cases

2019 General Rate Cases

In March 2020, we received an order from the WUTC that approved a partial multi-party settlement agreement. The approved rates were designed to increase annual base electric revenues by $28.5 million, or 5.7 percent, and annual natural gas base revenues by $8.0 million, or 8.5 percent, effective April 1, 2020. The revenue increases incorporate a 9.4 percent return on equity (ROE) with a common equity ratio of 48.5 percent and a rate of return on rate (ROR) base of 7.21 percent.

As part of the WUTC order, we are returning approximately $40 million from the ERM rebate to customers over a two-year period.

AVISTA CORPORATION

Included in the WUTC order is the acceleration of depreciation of Colstrip Units 3 & 4 to reflect a remaining useful life through December 31, 2025. The order utilizes certain electric tax benefits associated with the 2018 tax reform to partially offset these increased costs. The order also sets aside $3 million for community transition efforts to mitigate the impacts of the eventual closure of Colstrip, half funded by customers and half funded by our shareholders. We recorded this liability and recognized the shareholder portion of the expense in the first quarter of 2020. The funds were issued to the Montana Community Fund in the first quarter of 2021.

Lastly, the order included the extension of electric and natural gas decoupling mechanisms through March 31, 2025, with one modification in that new customers added after any test period will not be decoupled until included in a future test period.

2020 General Rate Cases

In October 2020, we filed electric and natural gas general rate cases with the WUTC. We have requested an overall increase in base electric revenues of $44.2 million (or 8.3 percent), which would be entirely offset by a tax credit to customers of the same amount. Additionally, we have requested an overall increase in base natural gas revenues of $12.8 million (or 12.2 percent), which would be entirely offset by a tax credit to customers of the same amount for a period of time. The revenue increases incorporate a 9.9 percent ROE with a common equity ratio of 50 percent and a ROR of 7.43 percent.

Included in our general rate case requests are the recovery of our Advanced Metering Infrastructure (AMI) project costs. AMI project costs represented 42 percent of our electric base rate request and 54 percent of our natural gas base rate request.

Washington Engrossed Substitute Senate Bill 5295

This bill, which was passed by the Washington legislature, would aid in transforming the regulation of electrical and natural gas companies toward multi-year rate plans and performance-based rate making. The bill includes the following provisions: required multi-year rate plans from 2-4 years in length, methodologies the WUTC may use to minimize regulatory lag in the initial year, and each subsequent year of the rate plan, allow for an out-of-cycle multi-year rate plan should the utility underearn; and starts an investigation into Performance Based Ratemaking Metrics, an initial move that may help to modify the historic test-year ratemaking construct. Ultimately, it will require commissioners, present and future, to effectuate the change.

Idaho General Rate Cases

2021 General Rate Cases

In January 2021, we filed electric and natural gas general rate cases with the IPUC. The proposal is a two-year rate plan, with new rates taking effect September 1, 2021 and September 1, 2022. The electric and natural gas incorporate a proposed ROR on rate base of 7.30 percent with a common equity ratio of 50 percent and a 9.9 percent ROE.

Our request, if approved, is designed to increase annual electric base revenues by $24.8 million, or 10.1 percent, effective September 1, 2021 and $8.7 million, or 3.2 percent, effective September 1, 2022. We are proposing to apply a tax credit to customers that would fully offset the increase for September 1, 2021, resulting in no bill change for customers for a period of time. For natural gas, the rate request is designed to increase annual base revenues by $0.05 million, or 0.1 percent effective September 1, 2021 and $1.0 million, or 2.2 percent effective September 1, 2022. The tax credit to customers for natural gas would more than fully offset the September 1, 2021 increase, resulting in a rate reduction for all customers, and would continue for a ten-year period. We are proposing to offset the majority of the increase for the September 1, 2022 rate change with other deferred customer credits.

Oregon General Rate Cases

2020 General Rate Case

In March 2020, we filed a natural gas general rate case with the OPUC.

AVISTA CORPORATION

Through several settlement stipulations the parties resolved all issues in the general rate case and in December 2020, the OPUC approved the settlement stipulations.

These stipulations approved by the OPUC increased annual base revenue by $3.9 million, or 5.7 percent, effective January 16, 2021. The approved ROE is 9.4 percent, with a common equity ratio of 50 percent and a ROR of 7.24 percent.

2021 General Rate Case

We expect to file natural gas general rate case with the OPUC in the second half of 2021.

AEL&P

Alaska General Rate Case

AEL&P is required to file its’ next general rate case by August 30, 2022.

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were assets of $3.5 million and $1.4 million as of March 31, 2021 and December 31, 2020, respectively.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. See the 2020 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM were liabilities of $32.8 million and $37.9 million as of March 31, 2021 and December 31, 2020, respectively. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.

The cumulative rebate balance exceeds $30 million and as a result, our 2019 filing contained a proposed rate refund. The ERM proceeding was considered with our 2019 general rate case proceeding and a refund was approved and is being returned to customers over a two-year period that began on April 1, 2020. See further discussion in the section "Washington General Rate Cases" above.

Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $3.2 million as of March 31, 2021 and $2.5 million as of December 31, 2020. These deferred power cost balances represent amounts due from customers.

Decoupling Mechanisms

Decoupling (also known as an FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of our jurisdictions, Avista Utilities' electric and natural gas revenues are adjusted so as to be based on the number of customers in certain customer rate classes and assumed "normal" kilowatt hour and therm sales, rather than being based on actual kilowatt hour and therm sales. The difference between revenues based on the number of customers and "normal" sales and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. Only

AVISTA CORPORATION

residential and certain commercial customer classes are included in our decoupling mechanisms. See the 2020 Form 10-K for a discussion of the mechanisms in each jurisdiction.

Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $22.0 million as of March 31, 2021 and $21.3 million as of December 31, 2020. These decoupling assets represent amounts due from customers.

See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2021 and 2020 related to the decoupling mechanisms.

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

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following graph shows the total change in net income for the first quarter of 2021 compared to the first quarter of 2020, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities primarily due to general rate increases in Washington and Oregon and customer growth. During the first quarter of 2020, there was a $4.9 million decrease to revenue due to the outcome of the 2015 Washington general rate cases.

Utility resource costs increased at Avista Utilities due to increased fuel for generation and other fuel costs, as well as higher natural gas purchases. There was an increase at AEL&P due to an increase in deferred power supply expenses.

The decrease in utility operating expenses was primarily due to a decrease in bad debt expense (net of COVID-19 regulatory deferrals in the first quarter of 2021) and an accrual in the first quarter of 2020 for disallowed replacement power during an unplanned outage at Colstrip. The above decreases were partially offset by increases in generation and distribution operating and maintenance costs at Avista Utilities.

Utility depreciation and amortization increased due to additions to utility plant.

AVISTA CORPORATION

The increase in other was primarily related to gains on investments recognized during the first quarter of 2021.

Income taxes increased primarily due to an increase in income before taxes. Our effective tax rate was 15.2 percent for the first quarter of 2021 compared to 15.0 percent for the first quarter of 2020. See “Note 7 of the Notes to Condensed Consolidated Financial Statements” for further details and a reconciliation of our effective tax rate.

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

AVISTA CORPORATION

Results of Operations - Avista Utilities

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31, 2021 and 2020 (dollars in millions and MWhs in thousands):

(1)	This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $6.0 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended March 31 (dollars in thousands):

	Electric Decoupling Revenues
	2021	2020
Current year decoupling deferrals (a)	$4,326	$5,131
Amortization of prior year decoupling deferrals (b)	(3,545)	(4,608)
Total electric decoupling revenue	$781	$523

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

Total electric revenues increased $11.4 million for the first quarter of 2021 as compared to the first quarter of 2020. The primary fluctuations that occurred during the period were as follows:

•	a $2.7 million increase in retail electric revenue due to an increase in revenue per MWh (increased revenues $2.5 million) and an increase in total MWhs sold (increased revenues $0.2 million).
o	The increase in revenue per MWh was primarily due to a general rate increase in Washington, effective April 1, 2020.
o

The increase in total retail MWhs sold was primarily the result of an increase in residential sales volumes and customer growth. This was partially offset by a decrease in commercial sales volumes mostly due to the impact of COVID-19. In addition, weather was colder than the prior year, which increased heating loads. Compared to the first quarter of 2020, residential electric use per customer increased 2 percent and commercial use per customer decreased 5 percent. Heating degree days in Spokane were 3 percent below normal, but 3 percent above the first quarter of 2020.

•

a $0.7 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $5.2 million), partially offset by an increase in sales prices (increased revenues $4.5 million). The fluctuation in volumes was primarily the result of differences in the available opportunities for us to optimize our generation assets as compared to the prior year.

•	a $7.4 million increase in sales of fuel as part of thermal generation resource optimization activities.
•

a $0.3 million increase in electric decoupling revenue, with most of the surcharges in 2021 resulting from lower than normal usage for non-residential customers. There were also smaller surcharges to residential customers due to weather that was warmer than normal.

•	a $1.7 million increase in other primarily because in the first quarter of 2020, we accrued $1.4 million for customer refunds related to our 2015 Washington general rate case.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended March 31, 2021 and 2020 (dollars in millions and therms in thousands):

(1)	This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

AVISTA CORPORATION

Total natural gas operating revenues in the graph above include intracompany sales of $12.5 million and $12.8 million for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended March 31 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2021	2020
Current year decoupling deferrals (a)	$(1,543)	$(3,556)
Amortization of prior year decoupling deferrals (b)	1,261	(1,380)
Total natural gas decoupling revenue	$(282)	$(4,936)
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

Total natural gas revenues increased $10.8 million for the first quarter of 2021 as compared to the first quarter of 2020. The primary fluctuations that occurred during the period were as follows:

•

a $3.7 million increase in natural gas retail revenues (including industrial, which is included in other) due to an increase in volumes (increased revenues $3.9 million), partially offset by a decrease in retail rates (decreased revenues $0.2 million).

o

Retail natural gas sales volumes increased in the first quarter of 2021 as compared to the first quarter of 2020 primarily due to higher residential, commercial and industrial usage and customer growth. The higher residential usage was primarily due to weather that was colder than the prior year, which increased heating loads. Compared to the first quarter of 2020, residential use per customer increased 3 percent, commercial use per customer increased 0.3 percent and industrial use per customer increased 32 percent. Heating degree days in Spokane were 3 percent

AVISTA CORPORATION

below normal, but 3 percent above the first quarter of 2020. Heating degree days in Medford were normal but 4 percent below the first quarter of 2020.
o	Retail rates decreased due to decoupling rate decreases, partially offset by general rate increases in Oregon, effective January 16, 2021 and Washington, effective April 1, 2020.
•

a $2.6 million decrease in wholesale natural gas revenues due to a decrease in volumes of excess gas sold in the wholesale market (decreased revenues $13.7 million), partially offset by an increase in prices (increased revenues $11.1 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

•	a $4.6 million increase in natural gas decoupling revenue primarily because in 2020, we were amortizing decoupling surcharges, whereas in 2021, we are amortizing decoupling rebates.
•	a $5.1 million increase in other primarily because in the first quarter of 2020, we accrued $3.6 million for customer refunds related to our 2015 Washington general rate case.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended March 31, 2021 and 2020:

	Electric Customers		Natural Gas Customers
	2021	2020	2021	2020
Residential	354,191	349,368	330,124	326,126
Commercial	43,968	43,300	36,483	36,194
Interruptible	—	—	37	43
Industrial	1,210	1,295	192	241
Public street and highway lighting	649	638	—	—
Total retail customers	400,018	394,601	366,836	362,604

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the three months ended March 31, 2021 and 2020 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $12.5 million and $12.8 million for the three months ended March 31, 2021 and 2020, respectively.

Total electric resource costs increased $2.3 million for the first quarter of 2021 as compared to the first quarter of 2020. The primary fluctuations that occurred during the period were as follows:

•

a $1.3 million increase in power purchased due to an increase in the volume of power purchases (increased costs $2.5 million), partially offset by a decrease in wholesale prices (decreased costs $1.2 million). The fluctuation in volumes was primarily the result of differences in the available opportunities for us to optimize our generation assets as compared to the prior year.

•

a $4.3 million increase in fuel for generation primarily related to higher natural gas prices during the first quarter as a result of cold weather throughout the country in February and supply constraints during that same time period.

•

a $5.9 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.

•	a $9.1 million decrease in other electric resource costs, primarily related to increased amortizations associated with the Washington ERM.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $6.0 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively.

Total natural gas resource costs increased $1.5 million for the first quarter of 2021 as compared to the first quarter of 2020 primarily due to the following:

•

a $4.7 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $17.7 million), partially offset by a decrease in volumes (decreased costs $13.0 million).

•	a $3.2 million decrease from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$257,580	$246,208	$160,796	$149,950	$(18,516)	$(18,953)	$399,860	$377,205
Resource costs	77,867	75,531	74,489	72,979	(18,516)	(18,953)	133,840	129,557
Utility margin	$179,713	$170,677	$86,307	$76,971	$—	$—	$266,020	$247,648

Electric utility margin increased $9.0 million and natural gas utility margin increased $9.3 million.

Electric utility margin increased primarily due to customer growth and a general rate increase in Washington, effective April 1, 2020. In addition, the first quarter of 2020 included an accrual for customer refunds of $1.4 million related to our 2015 Washington general rate case. These was partially offset by an increase in net power supply costs as compared to the prior year; however, in both years, costs were lower than those recovered through our rates (authorized costs). For the first quarter of 2021, we had a $4.3 million pre-tax benefit under the ERM in Washington, compared to a $5.2 million pre-tax benefit for the first quarter of 2020.

AVISTA CORPORATION

Natural gas utility margin increased primarily due to a general rate increase in Oregon, effective January 16, 2021 and Washington, effective April 1, 2020, and customer growth. Also, the first quarter of 2020 included an accrual for customer refunds of $3.6 million related to our 2015 Washington general rate case.

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

Results of Operations - Alaska Electric Light and Power Company

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Net income for AEL&P was $3.5 million for the three months ended March 31, 2021 compared to $3.4 million for the three months ended March 31, 2020.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three months ended March 31, 2021 (dollars in thousands):

	2021	2020
Operating revenues	$12,821	$12,202
Resource costs (benefit)	739	(10)
Utility margin	$12,082	$12,212

Utility margin decreased slightly for 2021, primarily due to warmer temperatures in the first quarter of 2021 compared to the first quarter of 2020.

AEL&P had normal levels of hydroelectric generation during the first quarters of 2021 and 2020. A portion of the sales to interruptible customers is used to reduce the overall cost of power to AEL&P's firm customers. When interruptible sales are below a certain threshold, AEL&P recognizes a regulatory asset and records a reduction to deferred power supply costs (resource costs) to reflect a future billable amount to its firm customers when the cost of power rates are reset.

Results of Operations - Other Businesses

Our other businesses had net income of $0.5 million for the three months ended March 31, 2021 compared to a net loss of $1.0 million for the three months ended March 31, 2020.

The increase in net income primarily relates to investment gains during the first quarter of 2021. Also, during the first quarter of 2020 there was an impairment loss and an accrual for bad debt. We are in the process of selling certain subsidiary assets associated with Steam Plant Square and Brew Pub and we expect the sale to be completed during the second quarter of 2021.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2020 Form 10-K and have not changed materially.

AVISTA CORPORATION

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the three months ended March 31, 2021. See the 2020 Form 10-K for further discussion.

In April 2021, we repaid our $100 million credit agreement.

As of April 30, 2021, we had $182.4 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in April 2022 and AEL&P's $25.0 million credit facility that expires in November 2024, we believe that we have adequate liquidity to meet our needs for the next 12 months.

Review of Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $145.1 million for the three months ended March 31, 2021, compared to $135.3 million for the three months ended March 31, 2020. The increase is primarily due to an increase in net income. As compared to 2020, certain net assets and liabilities increased cash provided by operating activities by $14.9 million.

The above increases in net cash provided by operating activities was partially offset by power and natural gas deferrals which increased during 2021 due to higher natural gas prices during the year, which decreased cash flows by $7.8 million, as compared to an increase to operating cash flows of $6.4 million in 2020. Additionally, during the first quarter of 2021 we contributed $14.0 million to the pension plan, compared to $7.3 million in the first quarter of 2020.

Investing Activities

Net cash used in investing activities was $96.5 million for the three months ended March 31, 2021, compared to $95.1 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, we paid $97.2 million for utility capital expenditures compared to $95.5 million for the three months ended March 31, 2020.

Financing Activities

Net cash used by financing activities was $41.2 million for the three months ended March 31, 2021, compared to cash used of $31.1 million for the three months ended March 31, 2020. In the first quarter of 2021, our short-term borrowings decreased $10.0 million compared to a decrease of $0.8 million in the first quarter of 2020.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$7,229	0.2%	$7,184	0.2%
Short-term borrowings	193,000	4.3%	203,000	4.6%
Long-term debt to affiliated trusts	51,547	1.2%	51,547	1.2%
Long-term debt and leases	2,125,061	47.8%	2,125,065	48.0%
Total debt	2,376,837	53.5%	2,386,796	54.0%
Total Avista Corporation shareholders’ equity	2,068,590	46.5%	2,029,726	46.0%
Total	$4,445,427	100.0%	$4,416,522	100.0%

AVISTA CORPORATION

Our shareholders’ equity increased $38.9 million during the first three months of 2021 primarily due to net income partially offset by dividends.

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.

Committed Lines of Credit

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million with an expiration date of April 2022. During the second quarter of 2021, we expect to extend the revolving line of credit agreement to April 2026. The committed line of credit is secured by non-transferable first mortgage bonds we issued to the agent bank that would only become due and payable in the event, and then only to the extent, that we default on our obligations under the committed line of credit.

The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2021, we were in compliance with this covenant with a ratio of 53.5 percent.

AEL&P has a $25.0 million committed line of credit that expires in November 2024. As of March 31, 2021, there were no borrowings or letters of credit outstanding under this committed line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of March 31, 2021, AEL&P was in compliance with this covenant with a ratio of 52.0 percent.

Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the three months ended March 31 (dollars in thousands):

	2021	2020
Borrowings outstanding at end of period	$93,000	$185,000
Letters of credit outstanding at end of period	$16,618	$32,983
Maximum borrowings outstanding during the period	$106,000	$193,000
Average borrowings outstanding during the period	$83,956	$173,684
Average interest rate on borrowings during the period	1.19%	2.33%
Average interest rate on borrowings at end of period	1.17%	1.66%

As of March 31, 2021, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

In April 2020, we entered into a one-year credit agreement with two financial institutions in the amount of $100.0 million. We borrowed the entire $100.0 million available under this agreement and repaid the outstanding balance in April 2021.

Liquidity Expectations

During 2021, we expect to issue approximately $120 million of long-term debt and $75 million of equity. We intend to use the proceeds from our debt and equity issuances to refinance maturing long-term debt and fund planned capital expenditures.

After considering the expected issuances of long-term debt and equity during 2021, we expect net cash flows from operations, together with cash available under our committed lines of credit to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

AVISTA CORPORATION

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. Our estimates for 2021 through 2023 have not materially changed during the three months ended March 31, 2021. See the 2020 Form 10-K for further information on our expected capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had $16.6 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $27.6 million as of December 31, 2020.

Pension Plan

Avista Utilities

In the three months ended March 31, 2021 we contributed $14 million to the pension plan and we expect to contribute a total of $42 million in 2021. We expect to contribute a total of $150 million to the pension plan in the period 2021 through 2025, with annual contributions of $42 million in 2021 and 2022 and $22 million in 2023 to 2025.

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

See "Note 6 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding the pension plan.

Contractual Obligations

Our future contractual obligations have not materially changed during the three months ended March 31, 2021, except for the following:

•	In April 2021, we repaid the balance on our $100.0 million credit agreement.

See the 2020 Form 10-K for our contractual obligations.

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the three months ended March 31, 2021 except as discussed below:

Clean Energy Commitment

In April 2019, we announced a goal to serve our customers with 100 percent clean electricity by 2045 and to have a carbon-neutral supply of electricity by the end of 2027. To help achieve our goals and add to our clean electricity portfolio, in the last three years, we have implemented four renewable energy projects on behalf of our customers: the Community Solar project (0.4 MW) in Spokane Valley, Washington (owned by Avista Corp.), the Solar Select project (28 MW) in Lind, Washington (PPA), the Rattlesnake Flat Wind project (144 MW) in Adams County, Washington (PPA), and a PPA for an additional 5 percent of the output from Chelan PUD’s hydroelectric projects. The contract with Chelan PUD begins in 2024. These resources are in addition to our existing clean hydroelectric generation, biomass generation, and additional wind and solar projects.

AVISTA CORPORATION

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

Climate Change

Federal Regulatory Actions

In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the Affordable Clean Energy Rule and remanded the record back to the EPA for further consideration consistent with its opinion. The Court also vacated the repeal of the Clean Power Plan (CPP). Subsequently, the EPA indicated, in a February 12, 2021 Memorandum from Acting Assistant Administrator Joseph Goffman that “…EPA understands the decision as leaving neither of those rules, and thus no CAA section 111(d) regulation, in place with respect to greenhouse gas (GHG) emissions from electric generating units (EGUs). As a practical matter, the reinstatement of the CPP would not make sense.”

See the 2020 Form 10-K for further discussion of environmental issues and contingencies.

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

As a result of CETA in Washington and the varied impacts that this law has had on the different co-owners of Colstrip Units 3 & 4, business disagreements have arisen among the co-owners, which in turn has led to disagreements in the interpretation of the Ownership and Operating Agreement. In order to address and resolve these disagreements, the owners have commenced an arbitration proceeding as provided for in the Ownership and Operating Agreement. See “Note 15 of the Notes to Condensed Consolidated Financial Statements” for further discussion surrounding the arbitration proceeding.

WUTC Investigation Request

In response to a letter from several non-governmental organizations, the WUTC issued a Notice of Opportunity to Respond to Request to Initiate Investigation on April 13, 2021, in which it sought comment on whether it should “initiate a proceeding to investigate Colstrip’s ongoing expenses resulting in a ‘clear order or determination from the [WUTC] that continued funding to maintain and operate Colstrip is not consistent with prudent utility practice.’” The Company has responded, requesting that the WUTC deny the request to initiate a proceeding. At this time, we cannot predict whether the WUTC will initiate an investigation.

Montana Legislation Relating to Colstrip

In the course of the 2021 legislative session, the Montana Legislature passed two bills that are specifically directed at the ownership and operation of Colstrip. The Company took legal action against one of the bills and intends to challenge the legality and constitutionality of the other bill. See “Note 15 of the Notes to Condensed Consolidated Financial Statements” for further discussion surrounding Montana legislation.

See the 2020 Form 10-K for further discussion of Colstrip.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2020 Form 10-K and have not materially changed during the three months ended March 31, 2021. See the 2020 Form 10-K.

AVISTA CORPORATION

Financial Risk

Our financial risks have not materially changed during the three months ended March 31, 2021, other than the changes noted due to COVID-19. Refer to the 2020 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2020.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of March 31, 2021 and December 31, 2020 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2020 Form 10-K for further information. As of March 31, 2021, we had interest rate swap derivatives outstanding with a notional amount totaling $185.0 million and we had cash deposited as collateral in the amount of $3.9 million and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at March 31, 2021, we would potentially be required to post the following additional collateral (in thousands):

March 31, 2021
Additional collateral taking into account contractual thresholds	$5,380
Additional collateral without contractual thresholds	11,046

Energy Commodity Risk

Our energy commodity risks have not materially changed during the three months ended March 31, 2021. See the 2020 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2021 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2025.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2021	$(1)	$1,366	$337	$10,926	$(1)	$(5,924)	$(680)	$(9,975)
2022	—	—	320	4,127	—	—	(1,314)	(2,140)
2023	—	—	—	429	—	—	(1,461)	(133)
2024	—	—	—	—	—	—	(1,548)	—
2025	—	—	—	—	—	—	(1,203)	—

AVISTA CORPORATION

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2020 that are expected to be delivered in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2025.

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

Future Resource Needs

2021 Electric Integrated Resource Plan

In April 2021, we filed our 2021 Electric Integrated Resource Plan (IRP) with the WUTC and the IPUC. The WUTC and the IPUC review the IRPs and give the public the opportunity to comment. The WUTC and the IPUC do not approve or disapprove of the content in the IRPs; rather they acknowledge that the IRPs were prepared in accordance with applicable standards if that is the case.

Highlights of the 2021 IRP include the following expectations and/or assumptions:

•

We have adequate resources between owned and contractually controlled generation, when combined with conservation and market purchases, to meet customer demand through 2025. Our first long-term capacity deficit, net of energy efficiency, is in 2026 and is 12 MW. The deficit increases to 301 MW in 2027.

•	New renewable energy, energy storage, demand response, energy efficiency, and upgrades to existing hydropower and biomass plants are integral to our plan.
•	Retail sales and residential use per customer forecasts are slightly higher as compared to the 2020 IRP projections. We anticipate customer load growth of 0.3 percent per year.
•	Assumes Colstrip no longer included in the portfolio in 2025, consistent with our 2020 IRP.
•	New natural gas-fired peakers required for the 2026 capacity need because long-term energy storage is not yet available or as cost effective as initially estimated in the 2020 IRP.
•	Demand response programs begin in 2024 and grow to 71 MW by 2045.
•

Notwithstanding the 2020 Renewable Request for Proposal process, the first new renewable resource identified in the IRP is in 2023 as a wind project located in Montana. Additional Montana wind is identified in 2024 and 2028.

•

The resource strategy moves us closer to achieving our corporate clean electricity goal to provide customers with 100 percent net clean electricity by 2027. Net clean energy is defined as either 100 percent non-carbon emitting resources or investing in or acquiring carbon offsets to net-out emissions created from carbon emitting resources.

See “Future Resource Needs” in the 2020 Form 10-K for further discussion on the 2020 IRP.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2021.

There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

See “Note 15 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Refer to the 2020 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2020 Form 10-K with the exception of the following:

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

AVISTA CORPORATION
(Registrant)

Date:	May 4, 2021	/s/ Mark T. Thies
Mark T. Thies
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)