Form 10-Q
period 2021-06-30
AVISTA CORP
filed 2021-08-04
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021 OR

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

As of July 31, 2021, 69,667,790 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

AVISTA CORPORATION

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
•
severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, earthquakes, extreme temperature events, snow and ice storms, that could disrupt energy generation, transmission and distribution, as well as the availability and costs of fuel, materials, equipment, supplies and support services;
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
•
changes in costs that impede our ability to implement new information technology systems or to operate and maintain current production technology;
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
•
political pressures or regulatory practices that could constrain or place additional cost burdens on our distribution systems through accelerated adoption of distributed generation or electric-powered transportation or on our energy supply sources, such as campaigns to halt fossil fuel-fired power generation and opposition to other thermal generation, wind turbines or hydroelectric facilities;
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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$301,176	$273,975	$713,358	$667,795
Alternative revenue programs	(3,069)	4,362	(2,570)	(51)
Total utility revenues	298,107	278,337	710,788	667,744
Non-utility revenues	148	255	337	1,078
Total operating revenues	298,255	278,592	711,125	668,822
Operating Expenses:
Utility operating expenses:
Resource costs	90,678	67,965	225,257	197,512
Other operating expenses	94,053	86,204	181,608	180,700
Depreciation and amortization	56,066	63,908	111,287	115,329
Taxes other than income taxes	24,474	24,742	56,783	55,720
Non-utility operating expenses:
Other operating expenses	1,159	659	2,343	2,019
Depreciation and amortization	73	188	200	423
Total operating expenses	266,503	243,666	577,478	551,703
Income from operations	31,752	34,926	133,647	117,119
Interest expense	26,131	25,625	52,435	51,972
Interest expense to affiliated trusts	106	208	215	478
Capitalized interest	(916)	(972)	(1,931)	(1,970)
Other expense (income)-net	(10,041)	531	(13,725)	149
Income before income taxes	16,472	9,534	96,653	66,490
Income tax expense (benefit)	2,398	(7,919)	14,562	613
Net income	$14,074	$17,453	$82,091	$65,877
Weighted-average common shares outstanding (thousands), basic	69,404	67,481	69,348	67,360
Weighted-average common shares outstanding (thousands), diluted	69,534	67,589	69,520	67,485

Earnings per common share:
Basic	$0.20	$0.26	$1.18	$0.98
Diluted	$0.20	$0.26	$1.18	$0.98

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands

(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$14,074	$17,453	$82,091	$65,877
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $82, $59, $166 and $113 respectively	308	220	623	425
Total other comprehensive income	308	220	623	425
Comprehensive income	$14,382	$17,673	$82,714	$66,302

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$39,027	$14,196
Accounts and notes receivable-less allowances of $11,399 and $11,387, respectively	129,835	163,772
Materials and supplies, fuel stock and stored natural gas	82,778	67,451
Regulatory assets	27,174	13,673
Other current assets	83,140	84,885
Total current assets	361,954	343,977
Net utility property	5,100,762	4,991,612
Goodwill	52,426	52,426
Non-current regulatory assets	870,095	750,443
Other property and investments-net and other non-current assets	261,064	263,639
Total assets	$6,646,301	$6,402,097
Liabilities and Equity:
Current Liabilities:
Accounts payable	$104,048	$106,613
Current portion of long-term debt	250,000	—
Short-term borrowings	296,000	203,000
Regulatory liabilities	70,176	46,435
Other current liabilities	171,685	149,831
Total current liabilities	891,909	505,879
Long-term debt	1,758,961	2,008,534
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	188,912	211,880
Deferred income taxes	620,020	594,712
Non-current regulatory liabilities	882,443	784,820
Other non-current liabilities and deferred credits	182,543	214,999
Total liabilities	4,576,335	4,372,371
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 69,666,667 and 69,238,901 shares issued and outstanding, respectively	1,303,411	1,286,068
Accumulated other comprehensive loss	(13,755)	(14,378)
Retained earnings	780,310	758,036
Total shareholders’ equity	2,069,966	2,029,726
Total liabilities and equity	$6,646,301	$6,402,097

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2021	2020
Operating Activities:
Net income	$82,091	$65,877
Non-cash items included in net income:
Depreciation and amortization	111,487	115,752
Deferred income tax provision and investment tax credits	11,085	(8,400)
Power and natural gas cost amortizations (deferrals), net	(21,826)	1,815
Amortization of debt expense	1,571	1,365
Stock-based compensation expense	2,280	2,826
Equity-related AFUDC	(3,346)	(3,271)
Pension and other postretirement benefit expense	14,793	16,481
Other regulatory assets and liabilities and deferred debits and credits	4,008	4,391
Change in decoupling regulatory deferral	2,203	(454)
Gain on sale of investments	(1,764)	(3,231)
Other	(7,653)	9,043
Contributions to defined benefit pension plan	(28,000)	(14,600)
Changes in certain current assets and liabilities:
Accounts and notes receivable	26,284	43,701
Materials and supplies, fuel stock and stored natural gas	(15,328)	(751)
Collateral posted for derivative instruments	(24,102)	(7,209)
Income taxes receivable	23,869	9,106
Other current assets	2,505	(5,704)
Accounts payable	8,111	(29,860)
Other current liabilities	1,795	3,011
Net cash provided by operating activities	190,063	199,888

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(213,827)	(189,480)
Issuance of notes receivable	(75)	(4,343)
Equity and property investments	(5,650)	(2,097)
Proceeds from sale of investments	6,806	5,144
Other	1,907	(988)
Net cash used in investing activities	(210,839)	(191,764)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2021	2020
Financing Activities:
Net increase in short-term borrowings	$93,000	$135,200
Maturity of long-term debt and finance leases	(1,491)	(1,431)
Issuance of common stock, net of issuance costs	15,689	23,890
Cash dividends paid	(58,693)	(54,708)
Other	(2,898)	(4,577)
Net cash provided by financing activities	45,607	98,374

Net increase in cash and cash equivalents	24,831	106,498

Cash and cash equivalents at beginning of period	14,196	9,896

Cash and cash equivalents at end of period	$39,027	$116,394

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock, Shares:
Shares outstanding at beginning of period	69,313,337	67,292,233	69,238,901	67,176,996
Shares issued	353,330	621,032	427,766	736,269
Shares outstanding at end of period	69,666,667	67,913,265	69,666,667	67,913,265
Common Stock, Amount:
Balance at beginning of period	$1,285,999	$1,209,312	$1,286,068	$1,210,741
Equity compensation expense	1,788	1,874	2,647	2,678
Issuance of common stock, net of issuance costs	15,624	23,715	15,689	23,890
Payment of minimum tax withholdings for share-based payment awards	—	—	(993)	(2,408)
Balance at end of period	1,303,411	1,234,901	1,303,411	1,234,901
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(14,063)	(10,054)	(14,378)	(10,259)
Other comprehensive income	308	220	623	425
Balance at end of period	(13,755)	(9,834)	(13,755)	(9,834)
Retained Earnings:
Balance at beginning of period	796,654	759,837	758,036	738,802
Net income	14,074	17,453	82,091	65,877
Cash dividends on common stock	(30,418)	(27,319)	(59,817)	(54,708)
Balance at end of period	780,310	749,971	780,310	749,971
Total equity	$2,069,966	$1,975,038	$2,069,966	$1,975,038
Dividends declared per common share	$0.4225	$0.4050	$0.8450	$0.8100

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended June 30, 2021 and June 30, 2020 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).

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

NOTE 3. BALANCE SHEET COMPONENTS

Materials and Supplies, Fuel Stock and Stored Natural Gas

Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or net realizable value for our non-regulated operations and consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Materials and supplies	$57,068	$53,258
Fuel stock	5,780	4,658
Stored natural gas	19,930	9,535
Total	$82,778	$67,451

AVISTA CORPORATION

Other Current Assets

Other current assets consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$25,089	$4,336
Prepayments	22,444	24,411
Income taxes receivable	25,945	49,814
Other	9,662	6,324
Total	$83,140	$84,885

Net Utility Property

Net utility property, which is recorded at original cost net of accumulated depreciation, consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Utility plant in service	$6,980,002	$6,809,797
Construction work in progress	185,011	175,767
Total	7,165,013	6,985,564
Less: Accumulated depreciation and amortization	2,064,251	1,993,952
Total net utility property	$5,100,762	$4,991,612

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Operating lease ROU assets	$70,941	$71,891
Equity investments	69,921	59,318
Finance lease ROU assets	45,518	47,338
Non-utility property	18,925	19,508
Notes receivable	14,803	14,454
Investment in affiliated trust	11,547	11,547
Deferred compensation assets	9,660	9,174
Assets held for sale (1)	—	3,462
Other	19,749	26,947
Total	$261,064	$263,639
(1)
During the second quarter of 2021, the Company sold certain subsidiary assets associated with the Spokane Steam Plant.

Other Current Liabilities

Other current liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Accrued taxes other than income taxes	$42,117	$45,099
Derivative liabilities	33,276	14,008
Employee paid time off accruals	28,998	26,495
Accrued interest	16,594	17,083
Pensions and other postretirement benefits	12,429	11,987
Other	38,271	35,159
Total other current liabilities	$171,685	$149,831

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Operating lease liabilities	$68,820	$67,716
Finance lease liabilities	47,273	48,815
Deferred investment tax credits	29,590	29,866
Asset retirement obligations	16,734	17,194
Derivative liabilities	4,426	37,427
Other	15,700	13,981
Total	$182,543	$214,999

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$5,652	$1,410	$2,073	$5,722
Decoupling surcharge	9,768	13,911	7,123	17,123
Pension and other postretirement benefit plans	—	194,005	—	198,746
Interest rate swaps	—	197,302	—	214,851
Deferred income taxes (1)	—	238,234	—	108,517
Settlement with Coeur d'Alene Tribe	—	39,484	—	40,043
AFUDC above FERC allowed rate	—	48,961	—	47,393
Demand side management programs	—	1,449	—	3,814
Utility plant to be abandoned	—	27,599	—	28,916
COVID-19 deferrals	—	14,292	—	8,166
Other regulatory assets	11,754	93,448	4,477	77,152
Total regulatory assets	$27,174	$870,095	$13,673	$750,443
Regulatory Liabilities
Income tax related liabilities (1)	$45,431	$485,165	$14,952	$399,677
Deferred power costs	14,996	13,118	20,299	17,570
Decoupling rebate	849	3,754	1,447	1,519
Utility plant retirement costs	—	336,940	—	325,832
Interest rate swaps	—	15,637	—	15,046
COVID-19 deferrals	—	12,680	—	10,949
Other regulatory liabilities	8,900	15,149	9,737	14,227
Total regulatory liabilities	$70,176	$882,443	$46,435	$784,820

(1) In 2021, the Company received regulatory approval in all jurisdictions to change to flow-through tax treatment of certain basis adjustments, which was $127.5 million.

NOTE 4. REVENUE

The revenue recognition model contained in ASC 606 requires an entity to identify the various performance obligations in a contract, allocate the transaction price among the performance obligations and recognize revenue when (or as) the entity satisfies each performance obligation.

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

AVISTA CORPORATION

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

Utility-related taxes that were included in revenue from contracts with customers were as follows for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Utility-related taxes	$13,459	$12,879	$33,155	$31,578

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year. As of June 30, 2021, the Company estimates it had unsatisfied capacity performance obligations of $19.8 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Avista Utilities
Revenue from contracts with customers	$260,676	$235,405	$619,289	$587,034
Derivative revenues	28,083	24,211	63,064	55,285
Alternative revenue programs	(3,069)	4,362	(2,570)	(51)
Deferrals and amortizations for rate refunds to customers	(369)	2,080	2,820	(525)
Other utility revenues	2,239	2,281	4,817	3,801
Total Avista Utilities	287,560	268,339	687,420	645,544
AEL&P
Revenue from contracts with customers	10,487	9,978	23,266	22,104
Deferrals and amortizations for rate refunds to customers	(48)	(47)	(95)	(95)
Other utility revenues	108	67	197	191
Total AEL&P	10,547	9,998	23,368	22,200

Other revenues	148	255	337	1,078
Total operating revenues	$298,255	$278,592	$711,125	$668,822

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and six months ended June 30 (dollars in thousands):

	2021			2020
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$84,688	$4,251	$88,939	$78,760	$4,190	$82,950
Commercial	80,858	6,177	87,035	68,785	5,729	74,514
Industrial	27,429	—	27,429	24,816	—	24,816
Public street and highway lighting	1,869	59	1,928	1,846	59	1,905
Total retail revenue	194,844	10,487	205,331	174,207	9,978	184,185
Transmission	4,801	—	4,801	4,409	—	4,409
Other revenue from contracts with customers	6,532	—	6,532	3,415	—	3,415
Total electric revenue from contracts with customers	$206,177	$10,487	$216,664	$182,031	$9,978	$192,009
Six months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$197,911	$10,299	$208,210	$186,737	$10,045	$196,782
Commercial	157,142	12,848	169,990	147,634	11,938	159,572
Industrial	52,140	—	52,140	49,527	—	49,527
Public street and highway lighting	3,721	119	3,840	3,629	121	3,750
Total retail revenue	410,914	23,266	434,180	387,527	22,104	409,631
Transmission	8,296	—	8,296	8,183	—	8,183
Other revenue from contracts with customers	12,672	—	12,672	8,705	—	8,705
Total electric revenue from contracts with customers	$431,882	$23,266	$455,148	$404,415	$22,104	$426,519

AVISTA CORPORATION

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and six months ended June 30 (dollars in thousands):

	2021	2020
	Avista Utilities	Avista Utilities
Three months ended June 30:
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$33,703	$34,826
Commercial	15,598	14,142
Industrial and interruptible	1,819	1,543
Total retail revenue	51,120	50,511
Transportation	1,973	1,738
Other revenue from contracts with customers	1,406	1,125
Total natural gas revenue from contracts with customers	$54,499	$53,374
Six months ended June 30:
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$121,204	$118,998
Commercial	55,373	53,544
Industrial and interruptible	4,043	3,737
Total retail revenue	180,620	176,279
Transportation	4,256	4,090
Other revenue from contracts with customers	2,531	2,250
Total natural gas revenue from contracts with customers	$187,407	$182,619

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

The following table presents the underlying energy commodity derivative volumes as of June 30, 2021 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2021	11	62	5,875	37,413	47	378	4,504	22,943
2022	—	—	450	37,835	—	268	2,260	20,820
2023	—	—	—	12,000	—	—	1,360	6,160
2024	—	—	—	910	—	—	1,370	—
2025	—	—	—	—	—	—	1,115	—

As of June 30, 2021, there are no expected deliveries of energy commodity derivatives after 2025.

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

AVISTA CORPORATION

derivatives and the unhedged foreign currency risk have not had a material effect on Avista Corp.’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations are included with natural gas supply costs for ratemaking.

The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Number of contracts	18	22
Notional amount (in United States dollars)	$6,140	$3,860
Notional amount (in Canadian dollars)	7,490	4,949

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

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of June 30, 2021 and December 31, 2020 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
June 30, 2021	4	$45,000	2021
	12	130,000	2022
	1	10,000	2023
December 31, 2020	4	$45,000	2021
	11	120,000	2022
	1	10,000	2023

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

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2021 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$—	$(88)	$—	$(88)
Interest rate swap derivatives
Other property and investments-net and other non-current assets	1,318	—	—	1,318
Other current liabilities	1,966	(38,135)	5,850	(30,319)
Energy commodity derivatives
Other current assets	3,430	(46)	—	3,384
Other property and investments-net and other non-current assets	5,442	(2,425)	—	3,017
Other current liabilities	32,554	(41,589)	6,166	(2,869)
Other non-current liabilities and deferred credits	78	(4,504)	—	(4,426)
Total derivative instruments recorded on the balance sheet	$44,788	$(86,787)	$12,016	$(29,983)

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

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Energy commodity derivatives
Cash collateral posted	$31,255	$4,953
Letters of credit outstanding	20,000	23,500
Balance sheet offsetting	6,166	616
Interest rate swap derivatives
Cash collateral posted (offset by net derivative positions)	5,850	8,050

AVISTA CORPORATION

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	38,135	50,813
Additional collateral to post	32,285	42,763

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

Avista Utilities’ maintained the same pension and other postretirement plans during the six months ended June 30, 2021 as those described as of December 31, 2020. The Company contributed $28 million in cash to the pension plan for the six months ended June 30, 2021 and it expects to contribute $42 million in 2021.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Three months ended June 30:
Service cost	$6,254	$5,550	$897	$980
Interest cost	6,530	6,967	1,309	1,524
Expected return on plan assets	(9,704)	(8,625)	(783)	(590)
Amortization of prior service cost	75	75	(275)	(275)
Net loss recognition	1,688	1,679	1,246	1,243
Net periodic benefit cost	$4,843	$5,646	$2,394	$2,882
Six months ended June 30:
Service cost	$12,500	$11,096	$1,905	$1,959
Interest cost	13,110	13,938	2,685	3,039
Expected return on plan assets	(19,479)	(17,750)	(1,458)	(1,220)
Amortization of prior service cost	150	150	(550)	(550)
Net loss recognition	3,511	3,333	2,419	2,486
Net periodic benefit cost	$9,792	$10,767	$5,001	$5,714

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

The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
Federal income taxes at statutory rates	$3,459	21.0%	$2,002	21.0%	$20,297	21.0%	$13,963	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(3,204)	(19.5)	(2,415)	(25.3)	(6,444)	(6.7)	(4,817)	(7.2)
State income tax expense	280	1.7	(325)	(3.4)	832	0.9	902	1.4
Non-plant excess deferred turnaround (1)	—	—	(8,390)	(88.0)	—	—	(8,476)	(12.7)
Settlement of equity awards	(21)	(0.1)	—	—	909	1.0	165	0.1
Other	1,884	11.5	1,209	12.7	(1,032)	(1.1)	(1,124)	(1.7)
Total income tax expense	$2,398	14.6%	$(7,919)	(83.0)%	$14,562	15.1%	$613	0.9%
(1)
In March 2020, the WUTC approved an all-party settlement agreement related to electric tax benefits that were set aside for Colstrip in the 2020 general rate case order. In the approved settlement agreement, the parties agreed to utilize $10.9 million ($8.4 million when tax-effected) of the electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4, to reflect a remaining useful life of those units through December 31, 2025. In the second quarter 2020, the Company recorded a one-time increase to depreciation expense with an offsetting decrease to income tax expense.

NOTE 8. COMMITTED LINES OF CREDIT

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million. In June 2021, the Company entered into an amendment to its committed line of credit that extends the expiration date to June 2026, with the option to extend for an additional one year period (subject to customary conditions). The committed line of credit is secured by non-transferable first mortgage bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Balance outstanding at end of period	$296,000	$102,000
Letters of credit outstanding at end of period	$24,118	$27,618
Average interest rate at end of period	1.08%	1.22%

AVISTA CORPORATION

As of June 30, 2021 and December 31, 2020, the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Condensed Consolidated Balance Sheet.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. There were no borrowings as of June 30, 2021 and $1.0 million as of December 31, 2020, and there were no letters of credit outstanding under this committed line of credit as of June 30, 2021 and December 31, 2020. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

NOTE 9. CREDIT AGREEMENT

In April 2020, the Company entered into a one-year Credit Agreement with various financial institutions, in the amount of $100.0 million. The Company borrowed the entire $100.0 million in April 2020 and repaid the outstanding balance in April 2021.

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

The distribution rates paid were as follows during the six months ended June 30, 2021 and the year ended December 31, 2020:

	June 30,	December 31,
	2021	2020
Low distribution rate	1.01%	1.10%
High distribution rate	1.10%	2.79%
Distribution rate at the end of the period	1.01%	1.10%

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

NOTE 11. FAIR VALUE

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and short-term borrowings are reasonable estimates of their fair values. Long-term debt (including current portion and material capital leases) and long-term debt to affiliated trusts are reported at their carrying value on the Condensed Consolidated Balance Sheets, which may be different than the estimated fair value. See below for the estimated fair value of long-term debt and long-term debt to affiliated trusts.

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$963,500	$1,167,592	$963,500	$1,189,824
Long-term debt (Level 3)	1,060,000	1,187,539	1,060,000	1,235,248
Snettisham finance lease obligation (Level 3)	50,283	56,200	51,750	58,700
Long-term debt to affiliated trusts (Level 3)	51,547	63,511	51,547	43,815

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 98.02 to 138.97, where a par value of 100.0 represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on June 30, 2021 and December 31, 2020.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
June 30, 2021
Assets:
Energy commodity derivatives	$—	$41,385	$—	$(34,984)	$6,401
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	119	(119)	—
Interest rate swap derivatives	—	3,284	—	(1,966)	1,318
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,963	—	—	—	1,963
Equity securities (2)	7,585	—	—	—	7,585
Total	$9,548	$44,669	$119	$(37,069)	$17,267
Liabilities:
Energy commodity derivatives	$—	$42,367	$—	$(41,150)	$1,217
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	6,197	(119)	6,078
Foreign currency exchange derivatives	—	88	—	—	88
Interest rate swap derivatives	—	38,135	—	(7,816)	30,319
Total	$—	$80,590	$6,197	$(49,085)	$37,702
December 31, 2020
Assets:
Energy commodity derivatives	$—	$23,645	$—	$(22,152)	$1,493
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	75	(75)	—
Foreign currency exchange derivatives	—	30	—	—	30
Interest rate swap derivatives	—	952	—	(952)	—
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	2,471	—	—	—	2,471
Equity securities (2)	6,228	—	—	—	6,228
Total	$8,699	$24,627	$75	$(23,179)	$10,222
Liabilities:
Energy commodity derivatives	$—	$23,030	$—	$(22,768)	$262
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	8,485	(75)	8,410
Interest rate swap derivatives	—	51,765	—	(9,002)	42,763
Total	$—	$74,795	$8,485	$(31,845)	$51,435
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

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.1 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively.

Level 3 Fair Value

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of June 30, 2021 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	June 30, 2021	Technique	Input	Average Price
Natural gas exchange agreement	$(6,078)	Internally derived weighted average cost of gas	Forward purchase	$1.97 - $4.10/mmBTU $2.49 Weighted Average
			Forward sales prices	$2.09 - $5.08/mmBTU $3.69 Weighted Average
			Purchase volumes	40,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

AVISTA CORPORATION

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30 (dollars in thousands):

Natural Gas Exchange Agreement
Three months ended June 30, 2021:
Balance as of March 31, 2021	$(6,201)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	268
Settlements	(145)
Ending balance as of June 30, 2021 (2)	$(6,078)
Three months ended June 30, 2020:
Balance as of March 31, 2020	$(2,253)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(391)
Settlements	16
Ending balance as of June 30, 2020 (2)	$(2,628)
Six months ended June 30, 2021:
Balance as of December 31, 2020	$(8,410)
Total gains (realized/unrealized):
Included in regulatory assets/liabilities (1)	3,488
Settlements	(1,156)
Ending balance as of June 30, 2021 (2)	$(6,078)
Six months ended June 30, 2020:
Balance as of December 31, 2019	$(2,976)
Total gains (realized/unrealized):
Included in regulatory assets/liabilities (1)	94
Settlements	254
Ending balance as of June 30, 2020 (2)	$(2,628)
(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.
(2)
There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.

NOTE 12. COMMON STOCK

The Company has board and regulatory authority to issue approximately 3.9 million shares of common stock in public offerings. During the three and six months ended June 30, 2021, the Company issued 0.3 million shares under the sales agency agreements relating to the Company's periodic offering program.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $3,656 and $3,822, respectively	$13,755	$14,378

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three and six months ended June 30 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended June 30,		Six months ended June 30,
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2021	2020	2021	2020
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (a)	$(200)	$(200)	$(400)	$(400)
Amortization of net loss (a)	2,739	3,121	5,930	6,221
Adjustment due to effects of regulation (a)	(2,149)	(2,642)	(4,741)	(5,283)
Total before tax (b)	390	279	789	538
Tax expense (b)	(82)	(59)	(166)	(113)
Net of tax (b)	$308	$220	$623	$425
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

NOTE 14. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$14,074	$17,453	$82,091	$65,877
Denominator:
Weighted-average number of common shares outstanding-basic	69,404	67,481	69,348	67,360
Effect of dilutive securities:
Performance and restricted stock awards	130	108	172	125
Weighted-average number of common shares outstanding-diluted	69,534	67,589	69,520	67,485
Earnings per common share:
Basic	$0.20	$0.26	$1.18	$0.98
Diluted	$0.20	$0.26	$1.18	$0.98

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

Boyds Fire (State of Washington Department of Natural Resources (DNR) v. Avista)

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

AVISTA CORPORATION

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

General

In September 2020, a severe windstorm occurred in eastern Washington and northern Idaho. The extreme weather event resulted in customer outages and the cause of multiple wildfires in the region.

The Company has become aware of instances where, during the course of the storm, trees and limbs, located in areas outside its maintenance right-of-way, broke under the extraordinary wind conditions and caused damage to its energy delivery system at or near what is believed to be the potential area of origin of a wildfire. Those instances include what has been referred to as: the Babb Road fire (near Malden and Pine City, Washington); the Christensen Road fire (near Airway Heights, Washington); and the Mile Marker 49 fire (near Orofino, Idaho). These wildfires covered, in total, approximately 22,000 acres. The Company currently estimates approximately 230 residential, commercial and other structures were impacted. Parallel investigations by applicable state agencies are ongoing, and the Company is cooperating with those efforts. With respect to the Christensen Road Fire and the Mile Marker 49 Fire, the Company’s investigation determined that the primary cause of the fires was extreme high winds. To date, the Company has not found any evidence that the fires were caused by any deficiencies in its equipment, maintenance activities or vegetation management practices. See further discussion below regarding the Babb Road Fire.

In addition to the instances identified above, the Company is aware of a 5-acre fire that occurred in Colfax, Washington, which damaged several residential structures. The Company’s investigation determined that the Company’s facilities were not involved in the ignition of this fire in any way.

The Company contends that there is no evidence of negligence and intends to vigorously defend any claims for damages that may be asserted against it with respect to the wildfires arising out of the extreme wind event.

Babb Road Fire

On May 14, 2021 the Company learned that the DNR had completed its investigation and issued a report on the Babb Road Fire. The Babb Road fire covered approximately 15,000 acres and destroyed approximately 220 structures. There are no reports of personal injury or death resulting from the fire.

The DNR report concluded, among other things, that

•
the fire was ignited when a branch of a multi-dominant Ponderosa Pine tree was broken off by the wind and fell on an Avista Corp. distribution line;
•
the tree was located approximately 30 feet from the center of Avista Corp.’s distribution line and approximately 20 feet beyond Avista Corp.’s right-of-way;
•
the tree showed some evidence of insect damage, damage at the top of the tree from porcupines, a small area of scarring where a lateral branch/leader (LBL) had apparently broken off in the past, and some past signs of Gall Rust disease.

The DNR report concluded as follows: “It is my opinion that because of the unusual configuration of the tree, and its proximity to the powerline, a closer inspection was warranted. A nearer inspection of the tree should have revealed the cut LBL ends and its previous failure, and necessitated determination of the failure potential of the adjacent LBL, implicated in starting the Babb Road Fire.”

AVISTA CORPORATION

The DNR report acknowledged that, other than the multi-dominant nature of the tree, the conditions mentioned above would not have been easily visible without close-up inspection of, or cutting into, the tree. The report also acknowledged that, while the presence of multiple tops would have been visible from the nearby roadway, the tree did not fail at a v-fork due to the presence of multiple tops. The Company contends that applicable inspection standards did not require a closer inspection of the otherwise healthy tree, nor was the Company in any way negligent with respect to its maintenance, inspection or vegetation management practices. The Company intends to vigorously defend any such assertion, if made. At this time, no material claims have been asserted against Avista Corp. for damages resulting from the Babb Road Fire.

Colstrip

The Washington CETA imposes deadlines by which coal-fired resources, such as Colstrip, must be excluded from the rate base of Washington utilities and by which electricity from such resources may no longer be delivered to Washington retail customers. Not all of the co-owners of Colstrip Units 3 & 4 are Washington utilities subject to CETA, and the co-owners have differing needs for the generating capacity of these units. Accordingly, business disagreements have arisen among the co-owners, including, but not limited to, disagreements as to the shut-down date or dates of these units. These business disagreements, in turn, have led to disagreements as to the interpretation of the Ownership and Operating Agreement, including, but not limited to, the rights of the co-owners to discontinue operations of, or otherwise terminate their interest in, Unit 3 and/or Unit 4. The Ownership and Operating Agreement does contain an arbitration clause that dictates a dispute resolution process to address and resolve these disagreements. At least one owner, Talen Montana, has challenged the validity of the arbitration clause contained in the Ownership and Operating Agreement on the basis that it is not consistent with recently-enacted amendments to Montana Code Section 27-5-323. Along with a majority of the owners of Colstrip, the Company has initiated legal proceedings in Washington to compel arbitration in accordance with the Ownership and Operating Agreement, as well as legal proceedings in Montana to challenge the constitutionality of the amendments to Montana Code Section 27-5-323.

In addition to amending Montana Code Section 27-5-323, during the course of the 2021 legislative session the Montana Legislature passed Senate Bill 266, which amended Montana’s Consumer Protection Act (MC 30-14-103 et seq.) to make (i) the failure or refusal of an owner of Colstrip to fund its share of operating costs, and (ii) conduct by one or more of the owners of Colstrip to bring about permanent closure of a generating unit of Colstrip without seeking and obtaining the unanimous consent of the owners, an unfair or deceptive act or practice in the conduct of trade or commerce under Montana’s Consumer Protection Act. Along with a majority of the owners of Colstrip, the Company has initiated legal proceedings to challenge the constitutionality of Senate Bill 266. The Company intends to vigorously defend and protect its interests (and those of its stakeholders) in this and all other legal proceedings relating to Colstrip.

The Company is not able to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

National Park Service (NPS) - Natural and Cultural Damage Claim

In March 2017, the Company accessed property managed by the National Park Service (NPS) to prevent the imminent failure of a power pole that was surrounded by flood water in the Spokane River. The Company voluntarily reported its actions to the NPS several days later. Thereafter, in March 2018, the NPS notified the Company that it might seek recovery for unspecified costs and damages allegedly caused during the incident pursuant to the System Unit Resource Protection Act (SURPA), 54 U.S.C. 100721 et seq. Almost three years later, in January 2021, the United States Department of Justice (DOJ) requested that the Company and the DOJ renew discussions relating to the matter. By letter dated July 7, 2021, the DOJ communicated that it may seek damages of approximately $2 million in connection with the incident for alleged damage to "natural and cultural resources". In addition, the DOJ indicated that it may seek treble damages under the SURPA and state law, bringing its total potential claim to approximately $6 million.

The Company disputes the position taken by the DOJ with respect to the incident, as well as the nature and extent of the DOJ’s alleged damages, and will vigorously defend itself in any litigation that may arise with respect to the matter. The Company and the DOJ have agreed to engage in fact finding discussions to understand their respective positions and determine whether a resolution of the dispute may be possible. However, the Company cannot predict the outcome of the matter.

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2021:
Operating revenues	$287,560	$10,547	$298,107	$148	$—	$298,255
Resource costs	89,515	1,163	90,678	—	—	90,678
Other operating expenses	90,728	3,325	94,053	1,159	—	95,212
Depreciation and amortization	53,569	2,497	56,066	73	—	56,139
Income (loss) from operations	29,561	3,275	32,836	(1,084)	—	31,752
Interest expense (2)	24,608	1,523	26,131	131	(25)	26,237
Income taxes	585	468	1,053	1,345	—	2,398
Net income	7,717	1,299	9,016	5,058	—	14,074
Capital expenditures (3)	114,441	2,183	116,624	537	—	117,161
For the three months ended June 30, 2020:
Operating revenues	$268,340	$9,997	$278,337	$255	$—	$278,592
Resource costs	67,069	896	67,965	—	—	67,965
Other operating expenses	83,140	3,064	86,204	659	—	86,863
Depreciation and amortization	61,462	2,446	63,908	188	—	64,096
Income (loss) from operations	32,217	3,302	35,519	(593)	—	34,926
Interest expense (2)	24,188	1,561	25,749	130	(47)	25,832
Income taxes	(8,004)	480	(7,524)	(395)	—	(7,919)
Net income (loss)	17,605	1,328	18,933	(1,480)	—	17,453
Capital expenditures (3)	91,867	2,087	93,954	477	—	94,431
For the six months ended June 30, 2021:
Operating revenues	$687,420	$23,368	$710,788	$337	$—	$711,125
Resource costs	223,355	1,902	225,257	—	—	225,257
Other operating expenses	175,327	6,281	181,608	2,343	—	183,951
Depreciation and amortization	106,293	4,994	111,287	200	—	111,487
Income (loss) from operations	126,254	9,599	135,853	(2,206)	—	133,647
Interest expense (2)	49,408	3,048	52,456	260	(66)	52,650
Income taxes	11,303	1,801	13,104	1,458	—	14,562
Net income	71,775	4,775	76,550	5,541	—	82,091
Capital expenditures (3)	210,835	2,992	213,827	565	—	214,392
For the six months ended June 30, 2020:
Operating revenues	$645,545	$22,199	$667,744	$1,078	$—	$668,822
Resource costs	196,625	887	197,512	—	—	197,512
Other operating expenses	174,420	6,280	180,700	2,019	—	182,719
Depreciation and amortization	110,436	4,893	115,329	423	—	115,752
Income (loss) from operations	108,935	9,548	118,483	(1,364)	—	117,119
Interest expense (2)	49,171	3,149	52,320	262	(132)	52,450
Income taxes	(600)	1,781	1,181	(568)	—	613
Net income (loss)	63,584	4,723	68,307	(2,430)	—	65,877
Capital expenditures (3)	185,923	3,557	189,480	586	—	190,066
Total Assets:
As of June 30, 2021:	$6,272,062	$270,922	$6,542,984	$116,654	$(13,337)	$6,646,301
As of December 31, 2020:	$6,035,340	$268,971	$6,304,311	$109,658	$(11,872)	$6,402,097
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

To the Shareholders and Board of Directors of

Avista Corporation

Spokane, Washington

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of June 30, 2021, the related condensed consolidated statements of income, comprehensive income, and equity, for the three-month and six-month periods ended June 30, 2021 and 2020 and of cash flows for the six-month periods ended June 30, 2021 and 2020 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 3, 2021

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

Business Segments

Our business segments have not changed during the six months ended June 30, 2021. See the 2020 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Avista Utilities	$7,717	$17,605	$71,775	$63,584
AEL&P	1,299	1,328	4,775	4,723
Other	5,058	(1,480)	5,541	(2,430)
Net income	$14,074	$17,453	$82,091	$65,877

Executive Level Summary

Overall Results

Avista Utilities' net income for the three months ended June 30, 2021 decreased compared to the three months ended June 30, 2020 primarily due to a decrease in utility margin (operating revenues less resource costs) as a result of higher power supply costs and to higher operating and maintenance costs. These higher resource costs were partially offset by increases in revenues attributable to an increase in loads from non-decoupled customers due to weather that was warmer than the second quarter of 2020, eased COVID-19 restrictions, and customer growth. Net income for the first half of 2021 increased compared to the first half of 2020 primarily due to an increase in utility margin as a result of general rate increases, non-decoupled revenue growth and customer growth, which were partially offset by higher power supply costs. In addition, the first half of 2020 included an accrual for customer refunds related to the outcome of our 2015 Washington general rate cases, an accrual for disallowed replacement power during an unplanned outage at Colstrip and a contribution to the Colstrip community fund.

The increase in net income at our other businesses was primarily due to increased earnings from our investments and the sale of certain subsidiary assets associated with the Spokane Steam Plant during the second quarter. During the first half of 2020, we had impairment losses and accruals for bad debt.

More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.

Heat Wave

At the end of June 2021, the Pacific Northwest experienced an unprecedented heat wave. Many locations set all-time high temperature records. Our peak electric native load requirement was 1,889 MW on June 30, 2021, the highest in the Company’s history. As a result of the high system loads and the strain on the electric grid, we implemented focused, protective outages that impacted 22,000 electric customers. These outages were a protective measure intended to minimize broader customer impact and prevent extensive damage to the system that could have resulted in prolonged outages. The protective outages did not have a material impact on our electric revenue.

The second quarter is usually our highest hydroelectric generation period and we often have excess generation to sell into the wholesale markets, which benefits our net power supply costs. This did not occur at expected levels in 2021 due, for the most part, to the hot and dry weather conditions throughout the Pacific Northwest, which resulted in higher than usual customer loads and lower

AVISTA CORPORATION

than usual hydroelectric generation. This condition was compounded by our thermal plants having planned maintenance outages and being off-line during the first part of the heat wave.

Consequently, we had higher than usual net power supply costs primarily due to higher customer loads, lower than normal hydroelectric generation, as well as higher market prices for purchased power and natural gas for fuel. Our position in the ERM in Washington moved from a benefit of $4.3 million at March 31, 2021 to an expense of $3.3 million at June 30, 2021.

COVID-19 Pandemic

The COVID-19 pandemic has impacted our business, as well as the global, national and local economies. However, as we progress through 2021, the economies in our service territory have opened, and we expect vaccinations and a decrease in COVID-19 cases to make the impacts of the pandemic less severe than the prior year. This was the case in the second quarter. The pandemic has affected and may continue to affect our results of operations, financial condition, liquidity and cash flows in the following ways:

Results of Operations

We expect continued economic recovery and improvement in employment through the remainder of 2021. We have decoupling and other regulatory mechanisms in Washington, Idaho and Oregon, which mitigate the impact of changes in loads and revenues for residential and certain commercial customer classes. Over 90 percent of our utility revenue is covered by regulatory mechanisms.

Customer disconnections for non-payment in our Washington jurisdiction continue to be suspended until September 30, 2021. In our Oregon jurisdiction, customer disconnections for non-payment resumed August 1, 2021.

We have received accounting orders in each of our jurisdictions to defer the recognition of COVID-19 expenses as well as identified cost savings of other COVID-19 related benefits. As of June 30, 2021, we have deferred a cumulative regulatory asset of $14.3 million and a cumulative regulatory liability of $12.7 million for COVID-19 related items among all jurisdictions. As of December 31, 2020, we had deferred a cumulative regulatory asset of $8.2 million and a cumulative regulatory liability of $10.9 million among all jurisdictions.

Financial Condition, Liquidity and Cash Flows

After considering the impacts of COVID-19, and the issuances of long-term debt and equity during 2021, we expect net cash flows from operations, together with cash available under our committed lines of credit, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

We cannot predict the duration and severity of the COVID-19 pandemic or if emerging variants will result in the reimplementation of economic restrictions. The longer and more severe the economic restrictions and business disruption, the greater the impact on our operations, results of operations, financial condition and cash flows.

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

AVISTA CORPORATION

Avista Utilities

Washington General Rate Cases

2019 General Rate Cases

In March 2020, we received an order from the WUTC that approved a partial multi-party settlement agreement. The approved rates were designed to increase annual base electric revenues by $28.5 million, or 5.7 percent, and annual natural gas base revenues by $8.0 million, or 8.5 percent, effective April 1, 2020. The revenue increases incorporate a 9.4 percent return on equity (ROE) with a common equity ratio of 48.5 percent and a ROR of 7.21 percent.

As part of the WUTC order, we are returning approximately $40 million from the ERM rebate to customers over a two-year period.

Included in the WUTC order was the acceleration of depreciation of Colstrip Units 3 & 4 to reflect a remaining useful life through December 31, 2025. The order utilized certain electric tax benefits associated with the 2018 tax reform to partially offset these increased costs. The order also sets aside $3 million for community transition efforts to mitigate the impacts of the eventual closure of Colstrip, half funded by customers and half funded by our shareholders. We recorded this liability and recognized the shareholder portion of the expense in the first quarter of 2020. The funds were issued to the Montana Community Fund in the first quarter of 2021.

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

In May 2021, we reached a partial settlement agreement with certain parties to our Washington electric and natural gas general rate cases and submitted the partial settlement agreement to the WUTC for its consideration. Under the partial settlement stipulation, the settling parties have reached agreement on issues in the areas of power supply, costs and benefits related to joining the Western Energy Imbalance Market, a special contract with a large industrial customer, and other issues.

In May 2021, we filed our Rebuttal Testimony, which was responsive to the testimonies filed by other parties to the case in April 2021 and addressed the remaining issues. We lowered our requested revenue requirement from $44.2 million electric and $12.8 million natural gas to $40.2 million electric and $10.7 million natural gas, reflecting updated information learned during the pendency of the case. We continue to support a 9.9 percent ROE and a common equity ratio of 50 percent. A final order is expected prior to the rate effective date of October 1, 2021.

Washington Engrossed Substitute Senate Bill 5295

This bill, which was signed into law and is effective as of July 25, 2021, is designed to promote multi-year rate plans and performance-based rate making for electric and natural gas utilities. The bill includes a number of provisions such as required multi-year rate plans from 2-4 years in length, methodologies the WUTC may use to minimize regulatory lag and/or adjust for under earning and starts an investigation into Performance Based Ratemaking Metrics, an initial move that may help to modify the historical test-year ratemaking construct. The new law leaves much to the discretion of the WUTC, and we cannot predict the extent to which the WUTC will embrace the options now permitted.

AVISTA CORPORATION

Idaho General Rate Cases

2021 General Rate Cases

In January 2021, we filed electric and natural gas general rate cases with the IPUC. The proposal is a two-year rate plan, with new rates taking effect September 1, 2021 and September 1, 2022.

In June 2021, all parties to our Idaho electric and natural gas general rate cases reached a settlement agreement that has been submitted to the IPUC for consideration.

The proposed rates under the settlement agreement are designed to increase annual base electric revenues by $10.6 million, or 4.3 percent, effective September 1, 2021, and $8.0 million, or 3.1 percent, effective September 1, 2022. For natural gas, the proposed rates under the settlement agreement are designed to decrease annual base natural gas revenues by $1.6 million, or 3.7 percent, effective September 1, 2021, and increase annual base revenues by $0.9 million, or 2.2 percent, effective September 1, 2022. The parties have agreed to use the customer tax credits included in our original filing to offset overall proposed changes to electric and natural gas rates over the two-year plan.

The settlement is based on a 9.4 percent ROE with a common equity ratio of 50 percent and a ROR of 7.05 percent.

Oregon General Rate Cases

2020 General Rate Case

In March 2020, we filed a natural gas general rate case with the OPUC.

Through several settlement stipulations the parties resolved all issues in the general rate case and in December 2020, the OPUC approved the settlement stipulations.

These stipulations approved by the OPUC were designed to increase annual base revenue by $3.9 million, or 5.7 percent, effective January 16, 2021. The approved ROE is 9.4 percent, with a common equity ratio of 50 percent and a ROR of 7.24 percent.

2021 General Rate Case

We expect to file a natural gas general rate case with the OPUC in the fourth quarter of 2021.

AEL&P

Alaska General Rate Case

AEL&P is required to file its next general rate case by August 30, 2022.

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were assets of $8.7 million and $1.4 million as of June 30, 2021 and December 31, 2020, respectively.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. See the 2020 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM

AVISTA CORPORATION

were liabilities of $28.1 million and $37.9 million as of June 30, 2021 and December 31, 2020, respectively. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.

Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $7.7 million as of June 30, 2021 and $2.5 million as of December 31, 2020. These deferred power cost balances represent amounts due from customers.

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

Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $19.1 million as of June 30, 2021 and $21.3 million as of December 31, 2020. These decoupling assets represent amounts due from customers.

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

AVISTA CORPORATION

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following graph shows the total change in net income for the second quarter of 2021 compared to the second quarter of 2020, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities when compared to the second quarter of 2020. This was primarily due to increased electric loads from non-decoupled customers due to weather that was warmer than the second quarter of 2020 and reduced COVID-19 restrictions. In addition, utility revenues increased due to general rate increases in Oregon and customer growth.

Utility resource costs increased at Avista Utilities due to increased purchased power, fuel for generation and other fuel costs, as well as higher natural gas purchases. See "Heat Wave" in the Executive Level Summary above for further discussion on the increase in net power supply expenses. There was also an increase at AEL&P due to an increase in deferred power supply expenses.

The increase in utility operating expenses was primarily due to increases in generation and distribution operating and maintenance costs at Avista Utilities as a result of delayed maintenance projects during the second quarter of 2020 due to COVID-19 restrictions. In the second quarter of 2021, we had a maintenance schedule that was closer to normal. This was partially offset by a decrease in bad debt expense. During the second quarter of 2020, we had not received regulatory approval to defer COVID-19 related bad debt expense, whereas we deferred COVID-19 related bad debt expense during the second quarter of 2021.

Utility depreciation and amortization decreased primarily due to a one-time increase in depreciation expense during the second quarter of 2020 as we were able to utilize $10.9 million ($8.4 million when tax-effected) of electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4 based on a settlement in Washington. This decrease to utility depreciation and amortization was partially offset by additions to utility plant.

The increase in other was primarily related to net investment gains during the second quarter of 2021, compared to net investment losses during the second quarter of 2020. Additionally, other increased due to the sale of certain subsidiary assets associated with the Spokane Steam Plant during the second quarter of 2021.

Income taxes increased primarily due to a decrease in tax expense during the second quarter of 2020 relating to the offset of deferred income taxes against accelerated depreciation for Colstrip as provided in the 2019 Washington general rate case settlement. This amounted was $8.4 million in 2020. Our effective tax rate was 14.6 percent for the second quarter of 2021 compared to negative 83 percent for the second quarter of 2020. See “Note 7 of the Notes to Condensed Consolidated Financial Statements” for further details and a reconciliation of our effective tax rate.

AVISTA CORPORATION

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Utility revenues increased at Avista Utilities primarily due increased loads from non-decoupled customers as a result of reduced COVID-19 restrictions during the first half of 2021 and weather that was warmer than normal and the prior year in the second quarter. In addition, utility revenues increased due to general rate increases in Washington and Oregon and customer growth. During the first half of 2020, there was a $4.9 million decrease to revenue due to the outcome of the 2015 Washington general rate cases.

Utility resource costs increased at Avista Utilities due to increased purchased power, fuel for generation and other fuel costs, as well as higher natural gas purchases. See "Heat Wave" in the Executive Level Summary above for further discussion of the increased net power supply costs. There was an increase at AEL&P due to an increase in deferred power supply expenses.

The increase in utility operating expenses was primarily due to increases in generation and distribution operating and maintenance costs at Avista Utilities. The increases were partially offset by an accrual during the first half of 2020 for disallowed replacement power during an unplanned outage at Colstrip and a decrease in bad debt expense when compared to the first half of 2020. During the first six months of 2020, we had not received regulatory approval to defer COVID-19 related bad debt expense, whereas we deferred COVID-19 related bad debt expense during the first half of 2021.

Utility depreciation and amortization decreased primarily due to a one-time increase to depreciation expense during the first half of 2020 as we were able to utilize $10.9 million ($8.4 million when tax-effected) of electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip Units 3 & 4 based on a settlement in Washington. This was partially offset by additions to utility plant.

The increase in other was primarily related to net investment gains during the first six months of 2021, compared to net investment losses during the first six months of 2020. Additionally, other increased due to the sale of certain subsidiary assets associated with the Spokane Steam Plant during the first six months of 2021.

Income taxes increased primarily due to a decrease in tax expense during the first half of 2020 relating to the offset of deferred income taxes against accelerated depreciation for Colstrip as provided in the 2019 Washington general rate case settlement. This was $8.4 million in 2020. In addition, income taxes increased due to an increase in income before taxes. Our effective tax rate was 15.1 percent for the first half of 2021 compared to 0.9 percent for the first half of 2020. See “Note 7 of the Notes to Condensed Consolidated Financial Statements” for further details and a reconciliation of our effective tax rate.

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

Results of Operations - Avista Utilities

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30, 2021 and 2020 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

AVISTA CORPORATION

Total electric operating revenues in the graph above include intracompany sales of $6.5 million and $8.8 million for the three months ended June 30, 2021 and 2020, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended June 30 (dollars in thousands):

	Electric Decoupling Revenues
	2021	2020
Current year decoupling deferrals (a)	$(4,765)	$5,842
Amortization of prior year decoupling deferrals (b)	(3,249)	(3,658)
Total electric decoupling revenue	$(8,014)	$2,184
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

Total electric revenues increased $14.2 million for the second quarter of 2021 as compared to the second quarter of 2020. The primary fluctuations that occurred during the period were as follows:

•
a $20.6 million increase in retail electric revenue due to an increase in MWhs sold.
o
The increase in total retail MWhs sold was primarily the result of weather that was warmer than normal and the prior year, which increased cooling loads, and customer growth. Also, there was a lifting of COVID-19 restrictions during the second quarter of 2021, which contributed to the increased loads for our commercial and industrial customers. Compared to the second quarter of 2020, residential electric use per customer increased 5 percent and commercial use per customer increased 16 percent. Cooling degree days in Spokane were significantly above normal and the second quarter of 2020, which resulted in our highest peak load in company history. Heating degree days in Spokane were 22 percent below normal, and 19 percent below the second quarter of 2020. See "Heat Wave" in the Executive Level Summary above.

AVISTA CORPORATION

•
a $7.7 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $5.9 million) and a decrease in sales volumes (decreased revenues $1.8 million). The fluctuation of volumes is because in the current year we had to utilize our thermal generation assets more than normal due to lower than normal hydroelectric generation and to serve increased customer loads. This limited our opportunities to sell generation in the wholesale power markets as compared to the second quarter of 2020.
•
a $12.0 million increase in sales of fuel as part of thermal generation resource optimization activities.
•
a $10.2 million decrease in electric decoupling revenue. The rebates in 2021 resulted from higher than normal usage from residential and non-residential customers because of weather that was warmer than normal.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended June 30, 2021 and 2020 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $14.1 million and $11.2 million for the three months ended June 30, 2021 and 2020, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended June 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2021	2020
Current year decoupling deferrals (a)	$4,433	$2,657
Amortization of prior year decoupling deferrals (b)	512	(479)
Total natural gas decoupling revenue	$4,945	$2,178
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

Total natural gas revenues increased $5.5 million for the second quarter of 2021 as compared to the second quarter of 2020. The primary fluctuations that occurred during the period were as follows:

•
a $0.6 million increase in natural gas retail revenues (including industrial, which is included in other) due to an increase in retail rates (increased revenues $1.0 million), partially offset by a decrease in volumes (decreased revenues $0.4 million).
o
Retail rates increased due to general rate increases in Oregon, effective January 16, 2021.
o
Retail natural gas sales volumes decreased in the second quarter of 2021 as compared to the second quarter of 2020 primarily due to lower residential usage, partially offset by customer growth and increased usage for commercial customers. The lower residential usage was primarily due to weather that was warmer than normal and the prior year, which decreased heating loads in April. The increase in commercial loads was primarily due to the lifting of COVID-19 restrictions during the second quarter of 2021. Compared to the second quarter of 2020, residential use per customer decreased 9 percent and commercial use per customer increased 5 percent. Heating degree days in

AVISTA CORPORATION

o
Spokane were 22 percent below normal, and 19 percent below the second quarter of 2020. Heating degree days in Medford were 27 percent below normal and 18 percent below the second quarter of 2020.
•
a $2.8 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $12.0 million), partially offset by a decrease in volumes of excess gas sold in the wholesale market (decreased revenues $9.2 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $2.8 million increase in natural gas decoupling revenue primarily due to higher surcharges in the second quarter of 2021. This resulted from lower than normal usage in the second quarter of 2021 because of weather that was warmer than normal.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended June 30, 2021 and 2020:

	Electric Customers		Natural Gas Customers
	2021	2020	2021	2020
Residential	355,802	349,472	331,795	326,504
Commercial	44,106	43,388	36,463	36,149
Interruptible	—	—	44	38
Industrial	1,209	1,298	189	241
Public street and highway lighting	664	648	—	—
Total retail customers	401,781	394,805	368,491	362,932

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the three months ended June 30, 2021 and 2020 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $14.1 million and $11.2 million for the three months ended June 30, 2021 and 2020, respectively.

Total electric resource costs increased $19.2 million for the second quarter of 2021 as compared to the second quarter of 2020. The primary fluctuations that occurred during the period were as follows:

•
a $10.1 million increase in power purchased due to an increase in wholesale prices (increased costs $7.8 million) and an increase in the volume of power purchases (increased costs $2.3 million). The fluctuation in volumes was primarily the

AVISTA CORPORATION

•
result of differences in the available opportunities for us to optimize our generation assets as compared to the prior year. Additionally, during the second quarter of 2021, we had increased customer loads and lower than normal hydroelectric generation as a result of the heat wave experienced in the Pacific Northwest, which contributed to our need to purchase power. See "Heat Wave" in the Executive Level Summary above.
•
a $4.0 million increase in fuel for generation primarily related to lower hydroelectric generation and increased retail sales volumes, which required increased thermal generation. Also, there were higher natural gas prices during the second quarter.
•
a $9.7 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
•
a $4.6 million decrease in other electric resource costs, primarily related to the deferral of increased power supply costs above authorized.

Total natural gas resource costs in the graph above include intracompany resource costs of $6.5 million and $8.8 million for the three months ended June 30, 2021 and 2020, respectively.

Total natural gas resource costs increased $3.8 million for the second quarter of 2021 as compared to the second quarter of 2020 primarily due to the following:

•
a $5.9 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $17.3 million), partially offset by a decrease in volumes (decreased costs $11.4 million).
•
a $2.2 million decrease from net amortizations and deferrals of natural gas costs.

AVISTA CORPORATION

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$228,019	$213,785	$80,070	$74,555	$(20,529)	$(20,000)	$287,560	$268,340
Resource costs	71,289	52,092	38,755	34,977	(20,529)	(20,000)	89,515	67,069
Utility margin	$156,730	$161,693	$41,315	$39,578	$—	$—	$198,045	$201,271

Electric utility margin decreased $5.0 million and natural gas utility margin increased $1.7 million.

Electric utility margin decreased primarily due to increased net power supply costs as compared to the prior year. For the second quarter of 2021, we had a $7.6 million pre-tax expense under the ERM in Washington, compared to a $0.4 million pre-tax benefit for the second quarter of 2020. The increase in net power supply costs was primarily due to higher customer loads, which required additional resources to serve those loads. We also had lower than normal hydroelectric generation due to hot and dry weather in the Pacific Northwest. Because of this, we had to rely on thermal generation and power market purchases to serve our additional load. In addition, hydroelectric generation was lower and electric loads were higher throughout the Pacific Northwest, so this increased market prices for purchased power, as well as natural gas prices for fuel. See "Heat Wave" in the Executive Level Summary above.

Natural gas utility margin increased primarily due to a general rate increase in Oregon, effective January 16, 2021 and customer growth.

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

AVISTA CORPORATION

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30, 2021 and 2020 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $12.5 million and $14.9 million for the six months ended June 30, 2021 and 2020, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the six months ended June 30 (dollars in thousands):

	Electric Decoupling Revenues
	2021	2020
Current year decoupling deferrals (a)	$(439)	$10,973
Amortization of prior year decoupling deferrals (b)	(6,794)	(8,266)
Total electric decoupling revenue	$(7,233)	$2,707
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

Total electric revenues increased $25.6 million for the first half of 2021 as compared to the first half of 2020. The primary fluctuations that occurred during the period were as follows:

•
a $23.4 million increase in retail electric revenue due to an increase in total MWhs sold (increased revenues $20.9 million) and an increase in revenue per MWh (increased revenues $2.5 million).
o
The increase in total retail MWhs sold was primarily the result of weather that was warmer than normal and the prior year in the second quarter, which increased cooling loads. Also, there was a lifting of COVID-19 restrictions during the second quarter of 2021, which contributed to the increased loads, and customer growth. In addition, during the first quarter of 2021, weather was colder than the prior year, which increased heating loads. Compared to the first half of 2020, residential electric use per customer increased 3 percent and commercial use per customer increased 5 percent. Cooling degree days in Spokane were significantly above normal and first half of 2020. Heating degree days in Spokane were 8 percent below normal, and 3 percent below the first half of 2020. See "Heat Wave" in the Executive Level Summary above.
•
a $8.4 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $6.3 million), and a decrease in sales prices (decreased revenues $2.1 million). The fluctuation in volumes was primarily the result of differences in the available opportunities for us to optimize our generation assets as compared to the prior year.
•
a $19.4 million increase in sales of fuel as part of thermal generation resource optimization activities.
•
a $9.9 million decrease in electric decoupling revenue. This was mainly because the first half of 2020 had surcharges to non-residential customers, which had lower usage due to COVID-19 restrictions.
•
a $1.2 million increase in other primarily because in the first half of 2020, we accrued $1.4 million for customer refunds related to our 2015 Washington general rate case.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the six months ended June 30, 2021 and 2020 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $26.6 million and $24.1 million for the six months ended June 30, 2021 and 2020, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the six months ended June 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2021	2020
Current year decoupling deferrals (a)	$2,890	$(899)
Amortization of prior year decoupling deferrals (b)	1,773	(1,859)
Total natural gas decoupling revenue	$4,663	$(2,758)
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

Total natural gas revenues increased $16.4 million for the first half of 2021 as compared to the first half of 2020. The primary fluctuations that occurred during the period were as follows:

•
a $4.3 million increase in natural gas retail revenues (including industrial, which is included in other) due to an increase in volumes (increased revenues $3.6 million), and an increase in retail rates (increased revenues $0.7 million).
o
Retail natural gas sales volumes increased in the first half of 2021 as compared to the first half of 2020 primarily due to higher usage and customer growth. The slightly higher residential usage was primarily due to weather that was colder than the prior year, which increased heating loads in the first quarter, mostly offset by lower usage in the second quarter due to weather that was warmer than normal. Compared to the first half of 2020, residential use per customer was flat and commercial use per customer increased 2 percent. Heating degree days in Spokane were 8 percent below normal, and 3 percent below the first half of 2020. Heating degree days in Medford were 6 percent below normal, and 7 percent below the first half of 2020.
o
Retail rates increased due to general rate increases in Oregon, effective January 16, 2021 and Washington, effective April 1, 2020.
•
a $0.2 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $23.1 million), mostly offset by a decrease in volumes of excess gas sold in the wholesale market (decreased revenues $22.9 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $7.5 million increase in natural gas decoupling revenue primarily because in 2020, we were amortizing decoupling surcharges, whereas in 2021, we are amortizing decoupling rebates. In addition, there were increases to decoupling revenue in the second quarter of 2021 due to weather that was warmer than normal.
•
a $4.6 million increase in other because in the first half of 2020, we accrued $3.6 million for customer refunds related to our 2015 Washington general rate case.

AVISTA CORPORATION

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the six months ended June 30, 2021 and 2020:

	Electric Customers		Natural Gas Customers
	2021	2020	2021	2020
Residential	354,997	349,420	330,959	326,315
Commercial	44,037	43,344	36,473	36,172
Interruptible	—	—	40	41
Industrial	1,210	1,296	191	241
Public street and highway lighting	657	643	—	—
Total retail customers	400,900	394,703	367,663	362,768

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the six months ended June 30, 2021 and 2020 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $26.6 million and $24.1 million for the six months ended June 30, 2021 and 2020, respectively.

Total electric resource costs increased $21.5 million for the first half of 2021 as compared to the first half of 2020. The primary fluctuations that occurred during the period were as follows:

•
an $11.4 million increase in power purchased due to an increase in wholesale prices (increased costs $6.6 million) and an increase in the volume of power purchases (increased costs $4.8 million). The fluctuation in volumes was primarily the result of differences in the available opportunities for us to optimize our generation assets as compared to the prior year. Additionally, during the second quarter of 2021, we had increased customer loads and lower than normal hydroelectric generation as a result of the heat wave experienced in the Pacific Northwest, which contributed to our need to purchase power. See "Heat Wave" in the Executive Level Summary above.
•
an $8.3 million increase in fuel for generation primarily related to higher natural gas prices during the first quarter as a result of cold weather throughout the country in February and supply constraints during that same time period. In addition, there was lower hydroelectric generation and increased sales volumes during the second quarter, which required increased thermal generation.
•
a $15.6 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as

AVISTA CORPORATION

•
part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
•
a $13.7 million decrease in other electric resource costs, primarily related to increased amortizations associated with the Washington ERM. In addition, there was the deferral of increased power supply costs above authorized in our Idaho jurisdiction.

Total natural gas resource costs in the graph above include intracompany resource costs of $12.5 million and $14.9 million for the six months ended June 30, 2021 and 2020, respectively.

Total natural gas resource costs increased $5.3 million for the first half of 2021 as compared to the first half of 2020 primarily due to the following:

•
a $10.6 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $34.8 million), partially offset by a decrease in volumes (decreased costs $24.2 million).
•
a $5.4 million decrease from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$485,599	$459,993	$240,866	$224,505	$(39,045)	$(38,953)	$687,420	$645,545
Resource costs	149,156	127,623	113,244	107,955	(39,045)	(38,953)	223,355	196,625
Utility margin	$336,443	$332,370	$127,622	$116,550	$—	$—	$464,065	$448,920

Electric utility margin increased $4.1 million and natural gas utility margin increased $11.1 million.

Electric utility margin increased primarily due to customer growth and a general rate increase in Washington, effective April 1, 2020. In addition, the first half of 2020 included an accrual for customer refunds of $1.4 million related to our 2015 Washington general rate case. This was partially offset by an increase in net power supply costs as compared to the prior year due, in part, to the heat wave experienced in the second quarter of 2021 (see "Heat Wave" in the Executive Level Summary above). For the first half of 2021, we

AVISTA CORPORATION

had a $3.3 million pre-tax expense under the ERM in Washington, compared to a $5.6 million pre-tax benefit for the first half of 2020. Refer to the second quarter utility margin section for discussion of the increased net power supply costs.

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

Results of Operations - Alaska Electric Light and Power Company

Three months ended June 30, 2021 compared to the three months ended June 30, 2020 and six months ended June 30, 2021 compared to the six months ended June 30, 2020

Net income for AEL&P was $1.3 million for the three months ended June 30, 2021 and for the three months ended June 30, 2020. Net income was $4.8 million for the six months ended June 30, 2021 compared to $4.7 million for the six months ended June 30, 2020.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three and six months ended June 30, 2021 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating revenues	$10,547	$9,997	$23,368	$22,199
Resource costs	1,163	896	1,902	887
Utility margin	$9,384	$9,101	$21,466	$21,312

Utility margin increased slightly for 2021, primarily due to higher sales volumes to residential customers for 2021 compared to 2020.

AEL&P had normal levels of hydroelectric generation during the first half of 2021 and 2020.

Results of Operations - Other Businesses

Our other businesses had net income of $5.1 million for the three months ended June 30, 2021 compared to a net loss of $1.5 million for the three months ended June 30, 2020. Net income was $5.5 million for the six months ended June 30, 2021 compared to a net loss of $2.4 million for the six months ended June 30, 2020.

The increase in net income primarily relates to net investment gains during the first six months of 2021. This is compared to the second quarter of 2020 that resulted in net investment losses. In addition, net income increased due to the sale of certain subsidiary assets associated with the Spokane Steam Plant during the second quarter of 2021. During the first half of 2020 there was an impairment loss and an accrual for bad debt.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus, actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2020 Form 10-K and have not changed materially.

AVISTA CORPORATION

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the six months ended June 30, 2021. See the 2020 Form 10-K for further discussion.

In April 2021, we repaid our $100 million credit agreement.

As of June 30, 2021, we had $79.9 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in June 2026 and AEL&P's $25.0 million credit facility that expires in November 2024, we believe that we have adequate liquidity to meet our needs for the next 12 months.

Review of Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $190.1 million for the six months ended June 30, 2021, compared to $199.9 million for the six months ended June 30, 2020. The decrease is primarily due to an increase in power and natural gas cost deferrals, which decreased cash flows by $21.8 million, as compared to an increase to operating cash flows of $1.8 million in 2020. Additionally, during the first half of 2021 we contributed $28.0 million to the pension plan, compared to $14.6 million in the first half of 2020.

The above decreases were partially offset by an increase in net income and as compared to 2020, certain net assets and liabilities increased cash provided by operating activities by $10.8 million.

Investing Activities

Net cash used in investing activities was $210.8 million for the six months ended June 30, 2021, compared to $191.8 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, we paid $213.8 million for utility capital expenditures compared to $189.5 million for the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities was $45.6 million for the six months ended June 30, 2021, compared to cash provided of $98.4 million for the six months ended June 30, 2020. In the first half of 2021, our cash provided by short-term borrowings decreased $42.2 million compared to the first half of 2020.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$257,274	5.7%	$7,184	0.2%
Short-term borrowings	296,000	6.5%	203,000	4.6%
Long-term debt to affiliated trusts	51,547	1.1%	51,547	1.2%
Long-term debt and leases	1,875,053	41.2%	2,125,065	48.0%
Total debt	2,479,874	54.5%	2,386,796	54.0%
Total Avista Corporation shareholders’ equity	2,069,966	45.5%	2,029,726	46.0%
Total	$4,549,840	100.0%	$4,416,522	100.0%

Our shareholders’ equity increased $40.2 million during the first six months of 2021 primarily due to net income and the issuance of common stock, which was partially offset by dividends.

AVISTA CORPORATION

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.

Committed Lines of Credit

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million. In June 2021, we entered into an amendment that extends the expiration date to June 2026, with the option to extend for an additional one year period (subject to customary conditions). The committed line of credit is secured by non-transferable first mortgage bonds we issued to the agent bank that would only become due and payable in the event, and then only to the extent, that we default on our obligations under the committed line of credit.

The Avista Corp. credit facility contains customary covenants, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at the end of any fiscal quarter, and customary events of default, including a Change in Control (as defined in the agreement). As of June 30, 2021, we were in compliance with this covenant with a ratio of 54.5 percent.

AEL&P has a $25.0 million committed line of credit that expires in November 2024. As of June 30, 2021, there were no borrowings or letters of credit outstanding under this committed line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of June 30, 2021, AEL&P was in compliance with this covenant with a ratio of 51.5 percent.

Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the six months ended June 30 (dollars in thousands):

	2021	2020
Borrowings outstanding at end of period	$296,000	$221,000
Letters of credit outstanding at end of period	$24,118	$19,373
Maximum borrowings outstanding during the period	$296,000	$221,000
Average borrowings outstanding during the period	$143,498	$181,373
Average interest rate on borrowings during the period	1.18%	1.77%
Average interest rate on borrowings at end of period	1.08%	1.22%

As of June 30, 2021, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

Liquidity Expectations

During 2021, we expect to issue approximately $140 million of long-term debt and $90 million of common stock (including $15.7 million of common stock issued during the six months ended June 30, 2021). The increase in long-term debt and common stock is to fund increased capital expenditures.

After considering the expected issuances of long-term debt and common stock during 2021, we expect net cash flows from operations, together with cash available under our committed lines of credit to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. We have revised our estimate for Avista Utilities capital expenditures to $450 million in 2021 from our original estimate of $415 million. The additional capital expenditures are related to increased customer growth and storms. In addition, we expect our capital

AVISTA CORPORATION

expenditures to total about $445 million for 2022 and 2023 to support continued customer growth and maintain our system to provide safe, reliable energy to our customers. See the 2020 Form 10-K for further information on our expected capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had $24.1 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $27.6 million as of December 31, 2020.

Pension Plan

Avista Utilities

In the six months ended June 30, 2021 we contributed $28 million to the pension plan and we expect to contribute a total of $42 million in 2021. We expect to contribute a total of $150 million to the pension plan in the period 2021 through 2025, with annual contributions of $42 million in 2021 and 2022 and $22 million in 2023 to 2025.

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

Contractual Obligations

Our future contractual obligations have not materially changed during the six months ended June 30, 2021, except for the following:

•
In June 2021, we amended our committed line of credit agreement to extend the expiration date until June 2026.

See the 2020 Form 10-K for our contractual obligations.

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the six months ended June 30, 2021 except as discussed below:

Clean Energy Commitment

In April 2019, we announced a goal to serve our customers with 100 percent clean electricity by 2045 and to have a carbon-neutral supply of electricity by the end of 2027. To help achieve our goals and add to our clean electricity portfolio we have implemented renewable energy projects on behalf of our customers, including the Solar Select project (28 MW) in Lind, Washington (PPA) and the Rattlesnake Flat Wind project (144 MW) in Adams County, Washington (PPA). We also entered into a PPA for an additional 5 percent of the output from Chelan PUD’s hydroelectric projects. The contract with Chelan PUD begins in 2024. These resources are in addition to our existing clean hydroelectric generation, biomass generation, and other wind and solar projects.

To achieve our clean energy goals, we expect that energy storage and other technologies, which are either not currently available or are not cost-effective under a lowest reasonable cost regulatory standard, will advance such that those technologies will assist us in meeting our goals while also maintaining reliability and affordability for our customers. If the required technology is not available or not affordable in the future, we may not meet our goals in the desired timeframe. Meeting our clean energy goals may also require accommodation from economic regulatory agencies insofar as the Company may need to acquire emission offsets to meet its goals.

AVISTA CORPORATION

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

Other

TSA Security Directive

In July 2021, the Department of Homeland Security (DHS), acting through the Transportation Security Administration (TSA), announced the issuance of a security directive that requires owners and operators of TSA-designated critical pipeline facilities that transport hazardous liquids and natural gas to implement specified protections against cyber intrusions. The security directive requires designated owners and operators of such facilities to implement specific mitigation measures to protect against ransomware attacks and other known threats to information and operational technology systems, develop and implement a cybersecurity contingency and recovery plan and conduct a cybersecurity architecture design review.

The Company is assessing the extent to which its facilities are or may be affected, directly or indirectly, by the directive. The Company is engaged in a continuous program of testing and updating its cybersecurity measures. As reported in the 2020 Form 10-K, the Company’s natural gas distribution facilities, as well as most of its gas-fired generation facilities, are interconnected with the gas transportation systems of several interstate gas pipelines.

Colstrip

Colstrip is a coal-fired generating plant in southeastern Montana that includes four units and which is owned by six separate entities. We have a 15 percent ownership interest in Units 3 & 4 and provide financing for our ownership interest in the project. The other owners are Puget Sound Energy, Portland General Electric, PacifiCorp, NorthWestern Energy and Talen Montana (which is also the operator of the plant). In January 2020, the owners of Units 1 & 2, in which we have no ownership, closed those two units. The owners of Units 3 & 4 currently share operating and capital costs pursuant to the terms of an operating agreement among them (the Ownership and Operation Agreement).

Arbitration

As a result of the CETA in Washington and the varied impacts that this law has on the different co-owners of Colstrip Units 3 & 4, business disagreements have arisen among the co-owners, which in turn has led to disagreements in the interpretation of the Ownership and Operating Agreement. The Ownership and Operating Agreement contains an arbitration clause that dictates a dispute resolution process to address and resolve these disagreements, which calls for an arbitration proceeding in Spokane, Washington, before a single arbitrator. At least one owner, Talen Montana, has challenged the validity of the arbitration clause contained in the Ownership and Operating Agreement on the basis that it is not consistent with recently-enacted amendments to Montana Code Section 27-5-323, which purport to invalidate such clauses, as they relate to electrical generation facilities such as Colstrip, if they do not expressly require arbitration in Montana before three arbitrators. Majority in interest of the owners of Colstrip, including us, have initiated legal proceedings in Washington to compel arbitration in accordance with the Ownership and Operating Agreement, as well as legal proceedings in Montana to challenge the constitutionality of such amendments to Montana Code. See “Note 15 of the Notes to Condensed Consolidated Financial Statements” for further discussion surrounding the arbitration proceeding.

AVISTA CORPORATION

Montana Legislation Relating to Colstrip

In addition to amending Montana Code Section 27-5-323, during the course of the 2021 legislative session the Montana legislature passed Senate Bill 266, which amended Montana’s Consumer Protection Act (MC 30-14-103 et seq.) to make (i) the failure or refusal of an owner of Colstrip to fund its share of operating costs, or (ii) conduct by one or more of the owners of Colstrip to bring about permanent closure of a generating unit of Colstrip without seeking and obtaining the unanimous consent of the owners, an unfair or deceptive act or practice in the conduct of trade or commerce under the Montana Consumer Protection Act. Majority in interest of the owners of Colstrip, including us, have initiated legal proceedings to challenge the constitutionality of Senate Bill 266. See “Note 15 of the Notes to Condensed Consolidated Financial Statements” for further discussion surrounding Montana legislation.

WUTC Investigation Request

In response to a letter from several non-governmental organizations, the WUTC issued a Notice of Opportunity to Respond to Request to Initiate Investigation on April 13, 2021, in which it sought comment on whether it should “initiate a proceeding to investigate Colstrip’s ongoing expenses resulting in a ‘clear order or determination from the [WUTC] that continued funding to maintain and operate Colstrip is not consistent with prudent utility practice.’” On June 8, 2021, the WUTC issued an Order declining to initiate such a proceeding.

See the 2020 Form 10-K for further discussion of Colstrip.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2020 Form 10-K and have not materially changed during the six months ended June 30, 2021. See the 2020 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the six months ended June 30, 2021. Refer to the 2020 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2020.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of June 30, 2021 and December 31, 2020 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2020 Form 10-K for further information. As of June 30, 2021, we had interest rate swap derivatives outstanding with a notional amount totaling $185.0 million and we had cash deposited as collateral in the amount of $5.9 million and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at June 30, 2021, we would potentially be required to post the following additional collateral (in thousands):

June 30, 2021
Additional collateral taking into account contractual thresholds	$12,920
Additional collateral without contractual thresholds	29,001

AVISTA CORPORATION

Energy Commodity Risk

Our energy commodity risks have not materially changed during the six months ended June 30, 2021. See the 2020 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2021 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2025.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2021	$(79)	$3,664	$2,538	$19,161	$(970)	$(17,522)	$(677)	$(14,671)
2022	—	—	646	9,855	—	(1,071)	(1,472)	(3,940)
2023	—	—	—	1,375	—	—	(1,290)	(49)
2024	—	—	—	49	—	—	(1,501)	—
2025	—	—	—	—	—	—	(1,107)	—

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

Future Resource Needs

2021 Electric Integrated Resource Plan

In April 2021, we filed our 2021 Electric Integrated Resource Plan (IRP) with the WUTC and the IPUC. Then on April 30th, we filed an amended IRP to include the results of the 2020 Renewable RFP. The WUTC and the IPUC review the IRPs and give the public the opportunity to comment. The WUTC and the IPUC do not approve or disapprove of the content in the IRPs; rather they acknowledge the IRPs are prepared in accordance with applicable standards.

Highlights of the 2021 IRP include the following expectations and/or assumptions:

•
We have adequate resources between owned and contractually controlled generation, when combined with conservation and market purchases, to meet customer demand through October 2026. Our first long-term capacity deficit, net of energy efficiency, begins in October 2026 and is 247 MW by January 2027.
•
New renewable energy, energy storage, demand response, energy efficiency, and upgrades to existing hydropower and biomass plants are integral to our plan.
•
Retail sales and residential use per customer forecasts are slightly higher as compared to the 2020 IRP projections. We anticipate customer load growth of 0.3 percent per year.

AVISTA CORPORATION

•
Assumes Colstrip will exit the portfolio as determined by an economic analysis of the plant compared to alternative resources and the Washington CETA requirement to exit the plant by 2025; although an exit strategy for the plant has not been developed at this time.
•
New natural gas-fired peakers are most economic to meet the capacity shortfall in 2027 as long-term energy storage is not yet available or as cost effective as initially estimated in the 2020 IRP.
•
Demand response programs begin in 2025 and grow to 72 MW by 2045.
•
Our first new renewable resource identified in the IRP is in 2025, as a wind project located in Montana. Actual resource selection will be determined by a future RFP.
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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2021.

There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AVISTA CORPORATION

PART II. Other Information

Item 1. Legal Proceedings

See “Note 15 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Refer to the 2020 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2020 Form 10-K.

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

AVISTA CORPORATION
(Registrant)

Date:	August 3, 2021	/s/ Mark T. Thies
Mark T. Thies
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)