Form 10-Q
period 2021-09-30
AVISTA CORP
filed 2021-11-03
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021 OR

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

As of October 31, 2021, 70,768,243 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

Operational Risk

•
pandemics (including the current COVID-19 pandemic), which could disrupt our business, as well as the global, national and local economy, resulting in a decline in customer demand, deterioration in the creditworthiness of our customers, increases in operating and capital costs, workforce shortages, losses or disruptions in our workforce due to vaccine mandates, delays in capital projects, disruption in supply chains, and disruption, weakness and volatility in capital markets. In addition, any of these factors could negatively impact our liquidity and limit our access to capital, among other implications;
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
•
cyberattacks on the administrative systems that are used in the administration of our business, including customer billing and customer service, accounting, communications, compliance and other administrative functions, and cyberattacks on such systems of our vendors and other companies with which we do business, resulting in the disruption of business operations, the release of private information and the incurrence of liabilities and costs;
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

Available Information

We file annual, quarterly and current reports and proxy statements with the SEC. The SEC maintains a website that contains these documents at www.sec.gov. We make annual, quarterly and current reports and proxy statements available on our website, https://investor.avistacorp.com/, as soon as practicable after electronically filing these documents with the SEC. Except for SEC filings or portions thereof that are specifically referred to in this report, information contained on these websites is not part of this report.

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$306,398	$276,351	$1,019,756	$944,146
Alternative revenue programs	(10,499)	(3,972)	(13,069)	(4,023)
Total utility revenues	295,899	272,379	1,006,687	940,123
Non-utility revenues	108	267	445	1,345
Total operating revenues	296,007	272,646	1,007,132	941,468
Operating Expenses:
Utility operating expenses:
Resource costs	102,133	78,785	327,390	276,297
Other operating expenses	85,625	85,551	267,233	266,251
Depreciation and amortization	57,722	53,953	169,009	169,282
Taxes other than income taxes	25,440	24,016	82,223	79,736
Non-utility operating expenses:
Other operating expenses	843	1,697	3,186	3,716
Depreciation and amortization	30	146	230	569
Total operating expenses	271,793	244,148	849,271	795,851
Income from operations	24,214	28,498	157,861	145,617
Interest expense	26,547	25,812	78,982	77,784
Interest expense to affiliated trusts	102	128	317	606
Capitalized interest	(1,102)	(1,009)	(3,033)	(2,979)
Other income-net	(10,267)	(2,168)	(23,992)	(2,019)
Income before income taxes	8,934	5,735	105,587	72,225
Income tax expense (benefit)	(5,432)	859	9,130	1,472
Net income	$14,366	$4,876	$96,457	$70,753
Weighted-average common shares outstanding (thousands), basic	70,054	68,194	69,582	67,638
Weighted-average common shares outstanding (thousands), diluted	70,129	68,337	69,722	67,769

Earnings per common share:
Basic	$0.21	$0.07	$1.39	$1.05
Diluted	$0.20	$0.07	$1.38	$1.04

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	Three months ended September 30:		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$14,366	$4,876	$96,457	$70,753
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $81, $58, $247 and $171 respectively	304	220	927	645
Total other comprehensive income	304	220	927	645
Comprehensive income	$14,670	$5,096	$97,384	$71,398

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$19,224	$14,196
Accounts and notes receivable-less allowances of $12,360 and $11,387, respectively	130,696	163,772
Materials and supplies, fuel stock and stored natural gas	87,203	67,451
Regulatory assets	37,768	13,673
Other current assets	81,384	84,885
Total current assets	356,275	343,977
Net utility property	5,168,825	4,991,612
Goodwill	52,426	52,426
Non-current regulatory assets	875,952	750,443
Other property and investments-net and other non-current assets	278,000	263,639
Total assets	$6,731,478	$6,402,097
Liabilities and Equity:
Current Liabilities:
Accounts payable	$102,824	$106,613
Current portion of long-term debt	250,000	—
Short-term borrowings	199,075	203,000
Regulatory liabilities	75,559	46,435
Other current liabilities	171,728	149,831
Total current liabilities	799,186	505,879
Long-term debt	1,898,235	2,008,534
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	177,333	211,880
Deferred income taxes	634,215	594,712
Non-current regulatory liabilities	886,351	784,820
Other non-current liabilities and deferred credits	182,975	214,999
Total liabilities	4,629,842	4,372,371
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 70,767,212 and 69,238,901 shares issued and outstanding, respectively	1,349,960	1,286,068
Accumulated other comprehensive loss	(13,451)	(14,378)
Retained earnings	765,127	758,036
Total shareholders’ equity	2,101,636	2,029,726
Total liabilities and equity	$6,731,478	$6,402,097

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2021	2020
Operating Activities:
Net income	$96,457	$70,753
Non-cash items included in net income:
Depreciation and amortization	169,239	169,851
Deferred income tax provision and investment tax credits	18,645	(2,200)
Power and natural gas cost amortizations (deferrals), net	(40,178)	(6,470)
Amortization of debt expense	2,068	2,329
Stock-based compensation expense	3,173	3,705
Equity-related AFUDC	(5,280)	(5,030)
Pension and other postretirement benefit expense	21,925	25,010
Other regulatory assets and liabilities and deferred debits and credits	2,597	12,456
Change in decoupling regulatory deferral	12,602	3,340
Gain on sale of investments	(1,816)	(3,914)
Other	(12,697)	12,807
Contributions to defined benefit pension plan	(42,000)	(22,000)
Cash paid for settlement of interest rate swap agreements	(17,568)	(33,499)
Cash received for settlement of interest rate swap agreements	324	—
Changes in certain current assets and liabilities:
Accounts and notes receivable	24,521	45,552
Materials and supplies, fuel stock and stored natural gas	(19,753)	(2,444)
Collateral posted for derivative instruments	(9,944)	10,105
Income taxes receivable	10,663	3,549
Other current assets	7,902	6,352
Accounts payable	(889)	(23,328)
Other current liabilities	8,925	15,604
Net cash provided by operating activities	228,916	282,528

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(322,808)	(297,834)
Issuance of notes receivable	(1,791)	(4,343)
Equity and property investments	(12,621)	(3,994)
Proceeds from sale of investments	8,306	6,644
Other	1,984	(1,478)
Net cash used in investing activities	(326,930)	(301,005)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2021	2020
Financing Activities:
Net increase (decrease) in short-term borrowings	$66,000	$(35,800)
Proceeds from issuance of long-term debt	70,000	165,000
Maturity of long-term debt and finance leases	(2,223)	(2,129)
Issuance of common stock, net of issuance costs	61,345	53,356
Cash dividends paid	(88,204)	(82,281)
Other	(3,876)	(4,818)
Net cash provided by financing activities	103,042	93,328

Net increase in cash and cash equivalents	5,028	74,851

Cash and cash equivalents at beginning of period	14,196	9,896

Cash and cash equivalents at end of period	$19,224	$84,747

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock, Shares:
Shares outstanding at beginning of period	69,666,667	67,913,265	69,238,901	67,176,996
Shares issued	1,100,545	821,196	1,528,311	1,557,465
Shares outstanding at end of period	70,767,212	68,734,461	70,767,212	68,734,461
Common Stock, Amount:
Balance at beginning of period	$1,303,411	$1,234,901	$1,286,068	$1,210,741
Equity compensation expense	893	824	3,540	3,502
Issuance of common stock, net of issuance costs	45,656	29,466	61,345	53,356
Payment of minimum tax withholdings for share-based payment awards	—	—	(993)	(2,408)
Balance at end of period	1,349,960	1,265,191	1,349,960	1,265,191
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(13,755)	(9,834)	(14,378)	(10,259)
Other comprehensive income	304	220	927	645
Balance at end of period	(13,451)	(9,614)	(13,451)	(9,614)
Retained Earnings:
Balance at beginning of period	780,310	749,971	758,036	738,802
Net income	14,366	4,876	96,457	70,753
Cash dividends on common stock	(29,549)	(27,573)	(89,366)	(82,281)
Balance at end of period	765,127	727,274	765,127	727,274
Total equity	$2,101,636	$1,982,851	$2,101,636	$1,982,851
Dividends declared per common share	$0.4225	$0.4050	$1.2675	$1.2150

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended September 30, 2021 and September 30, 2020 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).

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

AVISTA CORPORATION

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

NOTE 3. BALANCE SHEET COMPONENTS

Materials and Supplies, Fuel Stock and Stored Natural Gas

Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or net realizable value for our non-regulated operations and consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Materials and supplies	$58,238	$53,258
Fuel stock	5,154	4,658
Stored natural gas	23,811	9,535
Total	$87,203	$67,451

AVISTA CORPORATION

Other Current Assets

Other current assets consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$10,604	$4,336
Prepayments	18,523	24,411
Income taxes receivable	39,151	49,814
Other	13,106	6,324
Total	$81,384	$84,885

Net Utility Property

Net utility property, which is recorded at original cost net of accumulated depreciation, consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Utility plant in service	$7,067,842	$6,809,797
Construction work in progress	204,384	175,767
Total	7,272,226	6,985,564
Less: Accumulated depreciation and amortization	2,103,401	1,993,952
Total net utility property	$5,168,825	$4,991,612

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Operating lease ROU assets	$70,578	$71,891
Equity investments	83,496	59,318
Finance lease ROU assets	44,607	47,338
Non-utility property	19,248	19,508
Notes receivable	14,759	14,454
Investment in affiliated trust	11,547	11,547
Deferred compensation assets	9,917	9,174
Assets held for sale (1)	—	3,462
Other	23,848	26,947
Total	$278,000	$263,639
(1)
During the second quarter of 2021, the Company sold certain subsidiary assets associated with the Spokane Steam Plant.

Other Current Liabilities

Other current liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Accrued taxes other than income taxes	$42,945	$45,099
Derivative liabilities	24,797	14,008
Employee paid time off accruals	28,321	26,495
Accrued interest	29,278	17,083
Pensions and other postretirement benefits	10,970	11,987
Other	35,417	35,159
Total other current liabilities	$171,728	$149,831

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Operating lease liabilities	$69,475	$67,716
Finance lease liabilities	46,501	48,815
Deferred investment tax credits	29,452	29,866
Asset retirement obligations	16,425	17,194
Derivative liabilities	5,580	37,427
Other	15,542	13,981
Total	$182,975	$214,999

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$11,159	$—	$2,073	$5,722
Decoupling surcharge	9,036	12,641	7,123	17,123
Deferred natural gas costs	9,967	4,758	2,308	—
Deferred power costs	7,606	4,043	1,775	1,562
Pension and other postretirement benefit plans	—	192,220	—	198,746
Interest rate swaps	—	195,909	—	214,851
Deferred income taxes (1)	—	242,782	—	108,517
Settlement with Coeur d'Alene Tribe	—	39,205	—	40,043
AFUDC above FERC allowed rate	—	45,093	—	47,393
Demand side management programs	—	3,124	—	3,814
Utility plant to be abandoned	—	29,684	—	28,916
COVID-19 deferrals	—	15,648	—	8,166
Other regulatory assets	—	90,845	394	75,590
Total regulatory assets	$37,768	$875,952	$13,673	$750,443
Regulatory Liabilities
Income tax related liabilities (1)	$52,843	$475,607	$14,952	$399,677
Deferred power costs	10,512	9,136	20,299	17,570
Decoupling rebate	2,717	10,283	1,447	1,519
Utility plant retirement costs	—	344,061	—	325,832
Interest rate swaps	—	16,757	—	15,046
COVID-19 deferrals	—	12,673	—	10,949
Other regulatory liabilities	9,487	17,834	9,737	14,227
Total regulatory liabilities	$75,559	$886,351	$46,435	$784,820

(1) In 2021, the Company received regulatory approval in all jurisdictions to change to flow-through tax treatment of certain basis adjustments, which was $128.8 million as of September 30, 2021.
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

Other Utility Revenue

Other utility revenue includes rent, sales of materials, late fees and other charges that do not represent contracts with customers. Other utility revenue also includes the provision for earnings sharing. This revenue is scoped out of ASC 606, as this revenue does not represent items where a customer is a party that has contracted with the Company to obtain goods or services that are an output of the

AVISTA CORPORATION

Company’s ordinary activities in exchange for consideration. As such, these revenues are presented separately from revenue from contracts with customers.

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

Utility-related taxes that were included in revenue from contracts with customers were as follows for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Utility-related taxes	$13,816	$12,411	$46,971	$43,989

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year. As of September 30, 2021, the Company estimates it had unsatisfied capacity performance obligations of $18.8 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Avista Utilities
Revenue from contracts with customers	$266,789	$240,036	$886,078	$827,071
Derivative revenues	28,087	24,075	91,151	79,361
Alternative revenue programs	(10,499)	(3,972)	(13,069)	(4,023)
Deferrals and amortizations for rate refunds to customers	(156)	1,742	2,664	1,216
Other utility revenues	2,531	1,683	7,348	5,484
Total Avista Utilities	286,752	263,564	974,172	909,109
AEL&P
Revenue from contracts with customers	9,065	8,797	32,331	30,900
Deferrals and amortizations for rate refunds to customers	(48)	(48)	(143)	(143)
Other utility revenues	130	66	327	257
Total AEL&P	9,147	8,815	32,515	31,014

Other revenues	108	267	445	1,345
Total operating revenues	$296,007	$272,646	$1,007,132	$941,468

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and nine months ended September 30 (dollars in thousands):

	2021			2020
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$94,803	$3,080	$97,883	$85,494	$3,150	$88,644
Commercial	86,228	5,920	92,148	79,242	5,582	84,824
Industrial	28,843	—	28,843	28,472	—	28,472
Public street and highway lighting	1,877	65	1,942	1,845	65	1,910
Total retail revenue	211,751	9,065	220,816	195,053	8,797	203,850
Transmission	7,372	—	7,372	5,938	—	5,938
Other revenue from contracts with customers	11,610	—	11,610	4,551	—	4,551
Total electric revenue from contracts with customers	$230,733	$9,065	$239,798	$205,542	$8,797	$214,339
Nine months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$292,714	$13,379	$306,093	$272,231	$13,236	$285,467
Commercial	243,370	18,768	262,138	226,876	17,479	244,355
Industrial	80,983	—	80,983	77,999	—	77,999
Public street and highway lighting	5,598	184	5,782	5,474	185	5,659
Total retail revenue	622,665	32,331	654,996	582,580	30,900	613,480
Transmission	15,668	—	15,668	14,121	—	14,121
Other revenue from contracts with customers	24,282	—	24,282	13,256	—	13,256
Total electric revenue from contracts with customers	$662,615	$32,331	$694,946	$609,957	$30,900	$640,857

AVISTA CORPORATION

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Avista Utilities	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$21,197	$20,835	$142,401	$139,833
Commercial	10,055	9,340	65,428	62,883
Industrial and interruptible	1,477	1,538	5,520	5,276
Total retail revenue	32,729	31,713	213,349	207,992
Transportation	1,921	1,656	6,177	5,747
Other revenue from contracts with customers	1,406	1,125	3,937	3,375
Total natural gas revenue from contracts with customers	$36,056	$34,494	$223,463	$217,114

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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of September 30, 2021 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2021	—	31	4,891	24,320	18	103	2,587	13,033
2022	123	—	2,250	52,353	216	370	2,260	28,898
2023	—	—	—	18,825	—	—	1,360	7,060
2024	—	—	—	2,275	—	—	1,370	—
2025	—	—	—	—	—	—	1,115	—

As of September 30, 2021, there are no expected deliveries of energy commodity derivatives after 2025.

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

The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Number of contracts	22	22
Notional amount (in United States dollars)	$7,692	$3,860
Notional amount (in Canadian dollars)	9,739	4,949

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

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of September 30, 2021 and December 31, 2020 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
September 30, 2021	13	$140,000	2022
	2	20,000	2023
	1	10,000	2024
December 31, 2020	4	$45,000	2021
	11	120,000	2022
	1	10,000	2023

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

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2021 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$—	$(86)	$—	$(86)
Interest rate swap derivatives
Other property and investments-net and other non-current assets	2,477	—	—	2,477
Other current liabilities	2,072	(20,732)	—	(18,660)
Energy commodity derivatives
Other current assets	49,933	(42,664)	—	7,269
Other property and investments-net and other non-current assets	12,587	(5,895)	—	6,692
Other current liabilities	12,539	(30,933)	12,343	(6,051)
Other non-current liabilities and deferred credits	108	(5,688)	—	(5,580)
Total derivative instruments recorded on the balance sheet	$79,716	$(105,998)	$12,343	$(13,939)

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

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Energy commodity derivatives
Cash collateral posted	$22,947	$4,953
Letters of credit outstanding	21,500	23,500
Balance sheet offsetting	12,343	616
Interest rate swap derivatives
Cash collateral posted (offset by net derivative positions)	—	8,050

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	20,732	50,813
Additional collateral to post	20,732	42,763

AVISTA CORPORATION

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

Avista Utilities’ maintained the same pension and other postretirement plans during the nine months ended September 30, 2021 as those described as of December 31, 2020. The Company contributed $42 million in cash to the pension plan for the nine months ended September 30, 2021, the full amount it expects to contribute in 2021.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Three months ended September 30:
Service cost	$6,412	$5,549	$1,062	$982
Interest cost	6,528	6,968	1,305	1,524
Expected return on plan assets	(9,835)	(8,625)	(509)	(590)
Amortization of prior service cost	75	75	(275)	(275)
Net loss recognition	1,592	1,678	777	1,243
Net periodic benefit cost	$4,772	$5,645	$2,360	$2,884
Nine months ended September 30:
Service cost	$18,912	$16,645	$2,967	$2,941
Interest cost	19,638	20,906	3,990	4,563
Expected return on plan assets	(29,314)	(26,375)	(1,967)	(1,810)
Amortization of prior service cost	225	225	(825)	(825)
Net loss recognition	5,103	5,011	3,196	3,729
Net periodic benefit cost	$14,564	$16,412	$7,361	$8,598

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

AVISTA CORPORATION

The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
Federal income taxes at statutory rates	$1,876	21.0%	$1,204	21.0%	$22,173	21.0%	$15,167	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(3,277)	(36.7)	(2,427)	(42.3)	(9,721)	(9.2)	(7,244)	(10.0)
State income tax expense	143	1.6	(363)	(6.3)	975	0.9	539	0.7
Non-plant excess deferred turnaround (1)	—	—	—	—	—	—	(8,476)	(11.8)
Settlement of prior year tax returns	(400)	(4.5)	524	9.1	(400)	(0.4)	1,565	2.2
Flow through related to deduction of meters and mixed service costs (2)	(5,277)	(59.0)	—	—	(5,277)	(5.0)	—	—
Settlement of equity awards	—	—	—	—	909	0.9	165	0.2
Other	1,503	16.8	1,921	33.5	471	0.4	(244)	(0.3)
Total income tax expense (benefit)	$(5,432)	(60.8)%	$859	15.0%	$9,130	8.6%	$1,472	2.0%
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
(2)
With the approval of the Idaho and Washington general rate cases in September 2021, a change in tax methodology resulted in recognizing a flow through benefit related to meters and mixed service costs.

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

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Balance outstanding at end of period (1)	$269,000	$102,000
Letters of credit outstanding at end of period	$25,618	$27,618
Average interest rate at end of period	1.09%	1.22%
(1)
As of September 30, 2021 there was $269.0 million outstanding under the committed line of credit; however, $199.1 million was classified as short-term borrowings and the remaining $69.9 million was classified as long-term debt on the

AVISTA CORPORATION

Condensed Consolidated Balance Sheet due to the Company's intention to refinance such amount on a long-term basis. The amount classified as long-term debt will be refinanced through the issuance and sale of first mortgage bonds in December 2021 pursuant to a bond purchase agreement entered into in September 2021. See Note 10 for further discussion of the bond purchase agreement and the refinancing of short-term debt on a long-term basis. The entire outstanding amount of the committed line of credit as of December 31, 2020 was classified as short-term borrowings.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. There were no borrowings as of September 30, 2021 and $1.0 million as of December 31, 2020, and there were no letters of credit outstanding under this committed line of credit as of September 30, 2021 and December 31, 2020. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

NOTE 9. CREDIT AGREEMENT

In April 2020, the Company entered into a one-year Credit Agreement with various financial institutions, in the amount of $100.0 million. The Company borrowed the entire $100.0 million in April 2020 and repaid the outstanding balance in April 2021.

NOTE 10. LONG-TERM DEBT

On September 28, 2021, the Company issued and sold $70.0 million of 2.90 percent first mortgage bonds due in 2051 pursuant to a bond purchase agreement with institutional investors in the private placement market. The Company expects to issue and sell an additional $70.0 million of first mortgage bonds under this bond purchase agreement on December 1, 2021. In connection with the pricing of the first mortgage bonds in September 2021, the Company cash-settled four interest rate swap derivatives (notional aggregate amount of $45.0 million) and paid a net amount of $17.2 million, which will be amortized as a component of interest expense over the life of the debt. See Note 5 for a discussion of interest rate swap derivatives.

The total net proceeds from the sale of the new bonds will be used to repay a portion of the borrowings outstanding under the Company’s $400.0 million committed line of credit. Because the Company is refinancing short-term debt on a long-term basis, the Company has classified $69.9 million of the committed line of credit that is expected to be paid off with the net proceeds of the first mortgage bonds to be issued in December as long-term debt.

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

The distribution rates paid were as follows during the nine months ended September 30, 2021 and the year ended December 31, 2020:

	September 30,	December 31,
	2021	2020
Low distribution rate	0.99%	1.10%
High distribution rate	1.10%	2.79%
Distribution rate at the end of the period	0.99%	1.10%

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

AVISTA CORPORATION

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

NOTE 12. FAIR VALUE

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and short-term borrowings are reasonable estimates of their fair values. Long-term debt (including current portion and material finance leases) and long-term debt to affiliated trusts are reported at their carrying value on the Condensed Consolidated Balance Sheets, which may be different from the estimated fair value. See below for the estimated fair value of long-term debt and long-term debt to affiliated trusts.

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$963,500	$1,162,759	$963,500	$1,189,824
Long-term debt (Level 3)	1,130,000	1,263,916	1,060,000	1,235,248
Snettisham finance lease obligation (Level 3)	49,549	55,000	51,750	58,700
Long-term debt to affiliated trusts (Level 3)	51,547	43,815	51,547	43,815

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 85.00 percent to 139.35 percent of the principal

AVISTA CORPORATION

amount, where a market price of 100.0 percent (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on September 30, 2021 and December 31, 2020.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2021
Assets:
Energy commodity derivatives	$—	$75,059	$—	$(61,098)	$13,961
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	108	(108)	—
Interest rate swap derivatives	—	4,549	—	(2,072)	2,477
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,888	—	—	—	1,888
Equity securities (2)	7,916	—	—	—	7,916
Total	$9,804	$79,608	$108	$(63,278)	$26,242
Liabilities:
Energy commodity derivatives	$—	$74,023	$—	$(73,441)	$582
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	11,157	(108)	11,049
Foreign currency exchange derivatives	—	86	—	—	86
Interest rate swap derivatives	—	20,732	—	(2,072)	18,660
Total	$—	$94,841	$11,157	$(75,621)	$30,377
December 31, 2020
Assets:
Energy commodity derivatives	$—	$23,645	$—	$(22,152)	$1,493
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	75	(75)	—
Foreign currency exchange derivatives	—	30	—	—	30
Interest rate swap derivatives	—	952	—	(952)	—
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	2,471	—	—	—	2,471
Equity securities (2)	6,228	—	—	—	6,228
Total	$8,699	$24,627	$75	$(23,179)	$10,222
Liabilities:
Energy commodity derivatives	$—	$23,030	$—	$(22,768)	$262
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	8,485	(75)	8,410
Interest rate swap derivatives	—	51,765	—	(9,002)	42,763
Total	$—	$74,795	$8,485	$(31,845)	$51,435

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

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.1 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively.

Level 3 Fair Value

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2021 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	September 30, 2021	Technique	Input	Average Price
Natural gas exchange agreement	$(11,049)	Internally derived weighted average cost of gas	Forward purchase	$2.41 - $3.83/mmBTU $2.92 Weighted Average
			Forward sales prices	$2.40 - $8.25/mmBTU $4.96 Weighted Average
			Purchase volumes	130,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

AVISTA CORPORATION

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in thousands):

Natural Gas Exchange Agreement
Three months ended September 30, 2021:
Balance as of June 30, 2021	$(6,078)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(4,971)
Settlements	—
Ending balance as of September 30, 2021 (2)	$(11,049)
Three months ended September 30, 2020:
Balance as of June 30, 2020	$(2,628)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities (1)	(1,046)
Settlements	—
Ending balance as of September 30, 2020 (2)	$(3,674)
Nine months ended September 30, 2021:
Balance as of December 31, 2020	$(8,410)
Total gains (realized/unrealized):
Included in regulatory assets/liabilities (1)	(1,482)
Settlements	(1,157)
Ending balance as of September 30, 2021 (2)	$(11,049)
Nine months ended September 30, 2020:
Balance as of December 31, 2019	$(2,976)
Total gains (realized/unrealized):
Included in regulatory assets/liabilities (1)	(952)
Settlements	254
Ending balance as of September 30, 2020 (2)	$(3,674)
(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.
(2)
There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 13. COMMON STOCK

The Company has board and regulatory authority to issue 3.9 million shares of common stock in public offerings. Of this number, the Company issued 1.1 million shares and 1.4 million shares during the three and nine months ended September 30, 2021, respectively, under the sales agency agreements relating to the Company's periodic offering program, leaving 2.5 million shares authorized to be issued.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $3,575 and $3,822, respectively	$13,451	$14,378

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three and nine months ended September 30 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 30,		Nine months ended September 30,
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2021	2020	2021	2020
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (a)	$(200)	$(200)	$(600)	$(600)
Amortization of net loss (a)	2,369	3,120	8,299	9,341
Adjustment due to effects of regulation (a)	(1,784)	(2,642)	(6,525)	(7,925)
Total before tax (b)	385	278	1,174	816
Tax expense (b)	(81)	(58)	(247)	(171)
Net of tax (b)	$304	$220	$927	$645
(a)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 6 for additional details).
(b)
Description is also the affected line item on the Condensed Consolidated Statement of Income.

NOTE 15. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$14,366	$4,876	$96,457	$70,753
Denominator:
Weighted-average number of common shares outstanding-basic	70,054	68,194	69,582	67,638
Effect of dilutive securities:
Performance and restricted stock awards	75	143	140	131
Weighted-average number of common shares outstanding-diluted	70,129	68,337	69,722	67,769
Earnings per common share:
Basic	$0.21	$0.07	$1.39	$1.05
Diluted	$0.20	$0.07	$1.38	$1.04

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

AVISTA CORPORATION

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

Colstrip

The Washington CETA imposes deadlines by which coal-fired resources, such as Colstrip, must be excluded from the rate base of Washington utilities and by which electricity from such resources may no longer be delivered to Washington retail customers. Not all of the co-owners of Colstrip Units 3 & 4 are Washington utilities subject to CETA, and the co-owners have differing needs for the generating capacity of these units. Accordingly, business disagreements have arisen among the co-owners, including, but not limited to, disagreements as to the shut-down date or dates of these units. These business disagreements, in turn, have led to disagreements as to the interpretation of the Ownership and Operating Agreement, including, but not limited to, the rights of the co-owners to discontinue operations of, or otherwise terminate their interest in, Unit 3 and/or Unit 4. The Ownership and Operating Agreement contains an arbitration clause that dictates a dispute resolution process to address and resolve these disagreements through an arbitration conducted in Spokane, Washington. At least one owner, Talen Montana, has challenged the validity of the arbitration clause contained in the Ownership and Operating Agreement on the basis that it is not consistent with recently-enacted amendments to Montana Code Section 27-5-323 which requires, among other things, that an arbitration be conducted in Montana. A majority of the owners of Colstrip (including the Company) initiated legal proceedings in Washington to compel arbitration in accordance with the Ownership and Operating Agreement, which proceedings were subsequently removed and transferred to Montana Federal District Court, as well as legal proceedings in Montana to challenge the constitutionality of the amendments to Montana Code Section 27-5-323.

In addition to amending Montana Code Section 27-5-323, during the course of the 2021 legislative session the Montana Legislature passed Senate Bill 266, which amended Montana’s Consumer Protection Act (MC 30-14-103 et seq.) to make (i) the failure or refusal of an owner of Colstrip to fund its share of operating costs, and (ii) conduct by one or more of the owners of Colstrip to bring about permanent closure of a generating unit of Colstrip without seeking and obtaining the unanimous consent of the owners, an unfair or deceptive act or practice in the conduct of trade or commerce under Montana’s Consumer Protection Act. A majority of the owners of Colstrip (including the Company) initiated legal proceedings to challenge the constitutionality of Senate Bill 266. On October 13, 2021, the United States District Court for the District of Montana issued a preliminary injunction finding it likely that Senate Bill 266 unconstitutionally violates both the Contracts Clause and the Commerce Clause of the United States Constitution. The Company will continue to vigorously defend and protect its interests (and those of its stakeholders) in this and all other legal proceedings relating to Colstrip.

The Company is not able to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

National Park Service (NPS) - Natural and Cultural Damage Claim

In March 2017, the Company accessed property managed by the National Park Service (NPS) to prevent the imminent failure of a power pole that was surrounded by flood water in the Spokane River. The Company voluntarily reported its actions to the NPS several days later. Thereafter, in March 2018, the NPS notified the Company that it might seek recovery for unspecified costs and damages allegedly caused during the incident pursuant to the System Unit Resource Protection Act (SURPA), 54 U.S.C. 100721 et seq. In January 2021, the United States Department of Justice (DOJ) requested that the Company and the DOJ renew discussions relating to the matter. In July 2021, the DOJ communicated that it may seek damages of approximately $2 million in connection with the incident for alleged damage to "natural and cultural resources". In addition, the DOJ indicated that it may seek treble damages under the SURPA and state law, bringing its total potential claim to approximately $6 million.

AVISTA CORPORATION

The Company disputes the position taken by the DOJ with respect to the incident, as well as the nature and extent of the DOJ’s alleged damages, and will vigorously defend itself in any litigation that may arise with respect to the matter. The Company and the DOJ have agreed to engage in discussions to understand their respective positions and determine whether a resolution of the dispute may be possible. However, the Company cannot predict the outcome of the matter.

Rathdrum, Idaho Natural Gas Incident

On October 28, 2021, there was an incident in Rathdrum Idaho involving the Company’s natural gas infrastructure. The incident occurred after a third party damaged those facilities during the course of excavation work. The incident resulted in a fire which destroyed one residence and resulted in minor injuries to the occupants. At this time, the Company is unable to predict the likelihood of a claim arising out of the matter, nor an amount or range of a potential loss, if any, in the event of such a claim.

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2021:
Operating revenues	$286,752	$9,147	$295,899	$108	$—	$296,007
Resource costs	101,109	1,024	102,133	—	—	102,133
Other operating expenses	82,006	3,619	85,625	843	—	86,468
Depreciation and amortization	55,039	2,683	57,722	30	—	57,752
Income (loss) from operations	23,416	1,563	24,979	(765)	—	24,214
Interest expense (2)	25,015	1,523	26,538	132	(21)	26,649
Income taxes	(6,371)	18	(6,353)	921	—	(5,432)
Net income	9,086	41	9,127	5,239	—	14,366
Capital expenditures (3)	107,519	1,462	108,981	373	—	109,354
For the three months ended September 30, 2020:
Operating revenues	$263,564	$8,815	$272,379	$267	$—	$272,646
Resource costs	77,843	942	78,785	—	—	78,785
Other operating expenses	82,151	3,400	85,551	1,697	—	87,248
Depreciation and amortization	51,499	2,454	53,953	146	—	54,099
Income (loss) from operations	28,284	1,790	30,074	(1,576)	—	28,498
Interest expense (2)	24,277	1,561	25,838	131	(29)	25,940
Income taxes	1,060	59	1,119	(260)	—	859
Net income (loss)	5,546	268	5,814	(938)	—	4,876
Capital expenditures (3)	105,494	2,860	108,354	803	—	109,157
For the nine months ended September 30, 2021:
Operating revenues	$974,172	$32,515	$1,006,687	$445	$—	$1,007,132
Resource costs	324,464	2,926	327,390	—	—	327,390
Other operating expenses	257,333	9,900	267,233	3,186	—	270,419
Depreciation and amortization	161,332	7,677	169,009	230	—	169,239
Income (loss) from operations	149,670	11,162	160,832	(2,971)	—	157,861
Interest expense (2)	74,423	4,571	78,994	392	(87)	79,299
Income taxes	4,932	1,819	6,751	2,379	—	9,130
Net income	80,861	4,816	85,677	10,780	—	96,457
Capital expenditures (3)	318,354	4,454	322,808	938	—	323,746
For the nine months ended September 30, 2020:
Operating revenues	$909,109	$31,014	$940,123	$1,345	$—	$941,468
Resource costs	274,468	1,829	276,297	—	—	276,297
Other operating expenses	256,570	9,681	266,251	3,716	—	269,967
Depreciation and amortization	161,934	7,348	169,282	569	—	169,851
Income (loss) from operations	137,219	11,337	148,556	(2,939)	—	145,617
Interest expense (2)	73,449	4,709	78,158	393	(161)	78,390
Income taxes	460	1,840	2,300	(828)	—	1,472
Net income (loss)	69,130	4,991	74,121	(3,368)	—	70,753
Capital expenditures (3)	291,417	6,417	297,834	1,389	—	299,223
Total Assets:
As of September 30, 2021:	$6,345,036	$269,061	$6,614,097	$123,355	$(5,974)	$6,731,478
As of December 31, 2020:	$6,035,340	$268,971	$6,304,311	$109,658	$(11,872)	$6,402,097
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

To the Shareholders and Board of Directors of

Avista Corporation

Spokane, Washington

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of September 30, 2021, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 2, 2021

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

Business Segments

Our business segments have not changed during the nine months ended September 30, 2021. See the 2020 Form 10-K as well as “Note 17 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Avista Utilities	$9,086	$5,546	$80,861	$69,130
AEL&P	41	268	4,816	4,991
Other	5,239	(938)	10,780	(3,368)
Net income	$14,366	$4,876	$96,457	$70,753

Executive Level Summary

Overall Results

Net income for the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020 primarily due to increased net income at our other businesses, and timing of recognition of income taxes. These items were partially offset by higher power supply costs and a $2.5 million write off of Colstrip SmartBurn assets disallowed in the Washington general rate case. Net income for the nine months ended September 30, 2021 increased compared to 2020 primarily due to an increase in utility margin as a result of general rate increases, timing of recognition of income taxes, and non-decoupled revenue growth and customer growth. These increases were partially offset by higher power supply costs. In addition, the nine months ended September 30, 2020 included an accrual for customer refunds related to the outcome of our 2015 Washington general rate cases, an accrual for disallowed replacement power during an unplanned outage at Colstrip and a contribution to the Colstrip community fund.

The increase in net income at our other businesses was primarily due to increased earnings from our investments during the second and third quarters.

More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.

Summer Weather Conditions

The Pacific Northwest experienced hot and dry weather conditions throughout the second and third quarters of 2021 compared to normal weather conditions for this time of year. These weather conditions resulted in higher than usual customer loads, as well as lower than usual hydroelectric generation. In these periods, we often have excess generation to sell into the wholesale markets, which benefits our net power supply costs. This did not occur at expected levels in 2021 primarily due to the hot and dry weather conditions throughout the Pacific Northwest.

As a result of our lower than normal hydroelectric generation capability and in order to serve higher than usual loads, we were required to rely more heavily than usual on purchased power and our thermal generation, which in turn resulted in higher than authorized resource costs due to higher volumes of energy and fuel purchased and higher market prices of each. For the nine-months

AVISTA CORPORATION

ended September 30, 2021 we have recognized a pre-tax expense of $7.1 million under the ERM, compared to a $5.9 million pre-tax benefit recognized in the first nine months of 2020.

These hot conditions had a minimal impact on revenues, as the majority of the increase in revenues associated with increased usage was offset with decoupling revenues due to the decoupling mechanisms that cover a majority of our customers.

COVID-19 Pandemic

The COVID-19 pandemic has impacted our business, as well as the global, national and local economies. However, as we progress through 2021, the economies in our service territory have opened, and we expect the impacts of the pandemic to be less severe than 2020. This was the case through the third quarter. The pandemic has affected and may continue to affect our results of operations, financial condition, liquidity and cash flows in the following ways:

Results of Operations

We expect continued economic recovery and improvement in employment through the remainder of 2021. We have decoupling and other regulatory mechanisms in Washington, Idaho and Oregon, which mitigate the impact of changes in loads and revenues for residential and certain commercial customer classes. Over 90 percent of our utility revenue is covered by regulatory mechanisms.

Customer disconnections for non-payment have resumed in all jurisdictions.

We have received accounting orders in each of our jurisdictions to defer the recognition of COVID-19 expenses as well as identified cost savings of other COVID-19 related benefits. COVID-19 deferred cumulative regulatory assets and liabilities as of September 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	September 30,	December 31,
	2021	2020
Regulatory asset	$15,648	$8,166
Regulatory liability	(12,673)	(10,949)
Total	$2,975	$(2,783)

Several vaccine mandates have been issued by various governmental entities. To the extent that governmental mandates are applicable to us, we are assessing our options as to how to comply with the mandates while minimizing the impact on our operations. If we mandate vaccines, it could result in a loss of employees which could cause disruption to operations.

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

Avista Utilities

Washington General Rate Cases

2019 General Rate Cases

In March 2020, we received an order from the WUTC that approved a partial multi-party settlement agreement. The approved rates were designed to increase annual base electric revenues by $28.5 million, or 5.7 percent, and annual natural gas base revenues by $8.0 million, or 8.5 percent, effective April 1, 2020. The revenue increases incorporate a 9.4 percent ROE with a common equity ratio of 48.5 percent and a ROR of 7.21 percent.

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

Lastly, the order included the extension of electric and natural gas decoupling mechanisms through March 31, 2025, with one modification in that new customers added after any test period will not be decoupled until those customers are embedded in a rate case test year.

2020 General Rate Cases

In September 2021, we received an order from the WUTC that approved a partial multi-party settlement agreement and resolved all other remaining issues. The approved rates are designed to increase annual base electric revenues by $13.6 million, or 2.6 percent, and annual natural gas base revenues by $8.1 million, or 7.7 percent, effective October 1, 2021. The revenue increases are based on a 9.4 percent ROE with a common equity ratio of 48.5 percent and a ROR of 7.12 percent.

While base rates increased, there was no increase in billed rates at this time because of the use of offsetting tax benefits. With the approval of these customer tax credits, the company recognized an adjustment in the third quarter.

The WUTC's order approved recovery of capital additions including investments in advanced metering infrastructure, wildfire resiliency, joining the Western Energy Imbalance Market, and other projects. The WUTC disallowed $2.5 million of costs associated with Colstrip SmartBurn technology.

The WUTC order also approves the Company's request to defer incremental wildfire expenses incurred from January 1, 2021 to September 30, 2021, as well as the Company's use of a wildfire balancing account to track the level of expense associated with wildfire resiliency going forward.

2022 General Rate Cases

We expect to file multi-year electric and natural gas general rate cases with the WUTC in the first quarter of 2022.

Washington Engrossed Substitute Senate Bill 5295

This bill, which was signed into law and is effective as of July 25, 2021, is designed to promote multi-year rate plans and performance-based rate making for electric and natural gas utilities. The bill includes a number of provisions such as required multi-year rate plans from 2-4 years in length, methodologies the WUTC may use to minimize regulatory lag and/or adjust for under earning

AVISTA CORPORATION

and starts an investigation into Performance Based Ratemaking Metrics, an initial move that may help to modify the historical test-year ratemaking construct. On October 20, 2021, the WUTC issued a notice of opportunity to comment on a proposed work plan to be conducted in various phases between 2021 and 2025, initially focusing on Performance Based Ratemaking and identifying performance metrics. Thereafter, the WUTC will address revenue adjustment mechanisms and performance incentives in the context of multi-year rate plans. The new law leaves much to the discretion of the WUTC, and we cannot predict the extent to which the WUTC will embrace the options now permitted.

Idaho General Rate Cases

2021 General Rate Cases

In January 2021, we filed electric and natural gas general rate cases with the IPUC.

In September 2021, the IPUC approved the all party settlement agreement. The approved rates under the settlement agreement are designed to increase annual base electric revenues by $10.6 million, or 4.3 percent, effective September 1, 2021, and $8.0 million, or 3.1 percent, effective September 1, 2022. For natural gas, the proposed rates under the settlement agreement are designed to decrease annual base natural gas revenues by $1.6 million, or 3.7 percent, effective September 1, 2021, and increase annual base revenues by $0.9 million, or 2.2 percent, effective September 1, 2022. The parties have agreed to use the customer tax credits, related to flow through of certain tax items, included in our original filing to offset overall proposed changes to electric and natural gas rates over the two-year plan.

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

2021 General Rate Case

On October 22, 2021, we filed a natural gas general rate case with the OPUC that, if approved, would allow us to recover costs for ongoing natural gas infrastructure and other investments without increasing customer bills. The proposal is designed to increase overall natural gas base revenue by $3.8 million and is based on a proposed rate of return of 7.35 percent with a common equity ratio of 50 percent and a 9.9 percent return on equity. We have proposed that the increase be fully offset for a two-year period with tax customer credits (related to the flow through of certain tax items) of the same amount.

AEL&P

Alaska General Rate Case

AEL&P is required to file its next general rate case by August 30, 2022.

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between

AVISTA CORPORATION

actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were assets of $14.7 million and $1.4 million as of September 30, 2021 and December 31, 2020, respectively.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Under the ERM, Avista Utilities makes an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. See the 2020 Form 10-K for a full discussion of the mechanics of the ERM and the various sharing bands. Total net deferred power costs under the ERM were liabilities of $19.6 million and $37.9 million as of September 30, 2021 and December 31, 2020, respectively. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.

Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $11.6 million as of September 30, 2021 and $2.5 million as of December 31, 2020. These deferred power cost balances represent amounts due from customers.

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

Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $8.7 million as of September 30, 2021 and $21.3 million as of December 31, 2020. These decoupling assets represent amounts due from customers.

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

AVISTA CORPORATION

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following graph shows the total change in net income for the third quarter of 2021 compared to the third quarter of 2020, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities when compared to the third quarter of 2020. This was primarily due to warmer weather than the third quarter of 2020, customer growth, and reduced COVID-19 restrictions. In addition, utility revenues increased due to general rate increases in Oregon.

Utility resource costs increased at Avista Utilities due to increased purchased power, fuel for generation and other fuel costs, as well as higher natural gas purchases. See "Summer Weather Conditions" in the Executive Level Summary above for further discussion on the increase in net power supply expenses. There was also an increase at AEL&P due to an increase in deferred power supply expenses.

Utility operating expenses slightly increased when compared to the third quarter of 2020. This increase includes $2.5 million of SmartBurn technology assets disallowed for recovery through rates in the Washington 2020 rate case final order. This additional expense was offset by $1.9 million of deferred incremental wildfire expenses incurred from January 1, 2021 to September 30, 2021 as approved by WUTC, as well as a decrease in bad debt expense when compared to the third quarter of 2020. During the third quarter of 2020, we had only received regulatory approval to defer COVID-19 related bad debt expense in our Idaho jurisdiction, whereas we deferred COVID-19 related bad debt expense for Washington and Oregon jurisdictions during the third quarter of 2021.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax expense decreased primarily due to a change in tax methodology to a flow through method, as accepted by IPUC and WUTC through our general rate cases. See “Note 7 of the Notes to Condensed Consolidated Financial Statements” for further details and a reconciliation of our effective tax rate.

The increase in other was primarily related to net investment gains during the third quarter of 2021, compared to net investment losses during the third quarter of 2020.

AVISTA CORPORATION

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following graph shows the total change in net income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, as well as various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities primarily due increased loads from non-decoupled customers as a result of reduced COVID-19 restrictions during the nine months ended September 30, 2021 and weather that was warmer than normal and the prior year. In addition, utility revenues increased due to general rate increases in Washington, Idaho and Oregon and customer growth. During the first nine months of 2020, there was a $4.9 million decrease to revenue due to the outcome of the 2015 Washington general rate cases.

Utility resource costs increased at Avista Utilities due to increased purchased power, fuel for generation and other fuel costs, as well as higher natural gas purchases. See "Summer Weather Conditions" in the Executive Level Summary above for further discussion of the increased net power supply costs. There was an increase at AEL&P due to an increase in deferred power supply expenses.

The increase in utility operating expenses was primarily due to increases in generation and distribution operating and maintenance costs at Avista Utilities, as well as a $2.5 million write off of Colstrip SmartBurn technology assets disallowed under the 2020 Washington general rate case. The increases were partially offset by an accrual during the nine months ended September 30, 2020 for disallowed replacement power during an unplanned outage at Colstrip and a decrease in bad debt expense when compared to the nine months ended September 30, 2020. During the first nine months of 2020, we had only received regulatory approval to defer COVID-19 related bad debt expense in our Idaho jurisdiction, whereas we deferred COVID-19 related bad debt expense for all jurisdictions during the first nine months of 2021.

Utility depreciation and amortization decreased primarily due to a one-time increase to depreciation expense during the first nine months of 2020 as we were able to utilize $10.9 million ($8.4 million when tax-effected) of electric tax benefits to offset costs associated with accelerating the depreciation of Colstrip based on a settlement in Washington. This was mostly offset by additions to utility plant.

Income taxes increased primarily due to a decrease in tax expense during the nine months ended September 30, 2020 related to the offset of $8.4 million of deferred income taxes against accelerated depreciation for Colstrip based on a settlement in Washington and an increase in pre-tax earnings. This was offset by a change in tax methodology to flow through method for certain items in 2021, as accepted by IPUC and WUTC through our general rate cases. Our effective tax rate was 8.6 percent for the first nine months of 2021

AVISTA CORPORATION

compared to 2.0 percent for the first nine months of 2020. See “Note 7 of the Notes to Condensed Consolidated Financial Statements” for further details and a reconciliation of our effective tax rate.

The increase in other was primarily related to net investment gains during the first nine months of 2021, compared to net investment losses during the first nine months of 2020. Additionally, other increased due to the sale of certain subsidiary assets associated with the Spokane Steam Plant during the first nine months of 2021.

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

AVISTA CORPORATION

Results of Operations - Avista Utilities

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30, 2021 and 2020 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $9.4 million and $10.2 million for the three months ended September 30, 2021 and 2020, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2021	2020
Current year decoupling deferrals (a)	$(9,508)	$(1,316)
Amortization of prior year decoupling deferrals (b)	(3,667)	(4,067)
Total electric decoupling revenue	$(13,175)	$(5,383)
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

Total electric revenues increased $22.8 million for the third quarter of 2021 as compared to the third quarter of 2020. The primary fluctuations that occurred during the period were as follows:

•
a $16.7 million increase in retail electric revenue due to an increase in MWhs sold (increased revenues by $12.9 million) and an increase in retail rates (increased revenues by $3.8 million).
o
The increase in total retail MWhs sold was primarily the result of weather that was warmer than normal and the prior year, which increased cooling loads, and customer growth. Also, there was a lifting of COVID-19 restrictions during parts of the third quarter of 2021, which contributed to the increased loads for our commercial customers. Compared to the third quarter of 2020, residential electric use per customer increased 8 percent and commercial use per customer increased 5 percent. Cooling degree days in Spokane were 40 percent above normal and 35 percent above the third quarter of 2020.
o
Retail rates increased primarily from passthrough rate changes, which do not have an impact on utility margin, such as the residential exchange program, low income rate assistance program, the ERM and PCA amortization rates and decoupling.
•
a $3.9 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $8.5 million), partially offset by a decrease in sales volumes (decreased revenues $4.6 million). The fluctuation of volumes in the current year was due to our need to utilize our thermal generation assets more than normal due to lower than normal hydroelectric generation and increased customer loads. This limited our opportunities to sell generation in the wholesale power markets as compared to the third quarter of 2020.
•
a $7.8 million increase in sales of fuel as part of thermal generation resource optimization activities.
•
a $7.8 million decrease in electric decoupling revenue. The rebates in 2021 resulted from higher than normal usage from residential and non-residential customers because of weather that was warmer than normal.
•
a $2.2 million increase in other revenues, primarily due to transmission revenue.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended September 30, 2021 and 2020 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $16.3 million and $13.8 million for the three months ended September 30, 2021 and 2020, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2021	2020
Current year decoupling deferrals (a)	$2,458	$1,540
Amortization of prior year decoupling deferrals (b)	218	(129)
Total natural gas decoupling revenue	$2,676	$1,411
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

Total natural gas revenues increased $2.2 million for the third quarter of 2021 as compared to the third quarter of 2020. The primary fluctuations that occurred during the period were as follows:

•
a $1.0 million increase in natural gas retail revenues (including industrial, which is included in other) due primarily to an increase in retail rates.
o
Retail rates increased due to a general rate increase in Oregon, effective January 16, 2021, and a purchased gas adjustment rate increase in Idaho, effective September 1, 2021 (which does not impact utility margin).
•
a $0.2 million decrease in wholesale natural gas revenues due to a decrease in volumes of excess gas sold in the wholesale market (decreased revenues $19.5 million), mostly offset by an increase in prices (increased revenues $19.3 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $1.3 million increase in natural gas decoupling revenue primarily due to higher surcharges in the third quarter of 2021. This resulted from lower than normal usage in the third quarter of 2021 because of weather that was warmer than normal.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended September 30, 2021 and 2020:

	Electric Customers		Natural Gas Customers
	2021	2020	2021	2020
Residential	356,846	350,831	332,403	327,073
Commercial	44,117	43,510	36,329	36,074
Interruptible	—	—	44	40
Industrial	1,204	1,297	191	239
Public street and highway lighting	680	629	—	—
Total retail customers	402,847	396,267	368,967	363,426

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the three months ended September 30, 2021 and 2020 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $16.3 million and $13.8 million for the three months ended September 30, 2021 and 2020, respectively.

Total electric resource costs increased $24.4 million for the third quarter of 2021 as compared to the third quarter of 2020. The primary fluctuations that occurred during the period were as follows:

•
a $8.4 million increase in power purchased due to an increase in wholesale prices (increased costs $10.1 million), partially offset by a decrease in the volume of power purchases (decreased costs $1.7 million). The fluctuation in volumes was primarily the result of differences in the available opportunities for us to optimize our generation assets as compared to the prior year.
•
a $18.1 million increase in fuel for generation primarily related to lower hydroelectric generation and increased retail sales volumes, which required increased thermal generation. Also, there were higher natural gas prices during the third quarter of 2021 as compared to 2020.
•
a $4.3 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
•
a $6.6 million decrease in other electric resource costs, primarily related to the deferral of increased power supply costs above authorized.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $9.4 million and $10.2 million for the three months ended September 30, 2021 and 2020, respectively.

Total natural gas resource costs increased $0.6 million for the third quarter of 2021 as compared to the third quarter of 2020 primarily due to the following:

•
a $2.4 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $25.3 million), mostly offset by a decrease in volumes (decreased costs $22.9 million). The decrease in volumes was primarily from a decrease in wholesale sales.
•
a $1.8 million decrease from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 17 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$248,110	$225,416	$64,299	$62,107	$(25,657)	$(23,959)	$286,752	$263,564
Resource costs	89,894	65,527	36,872	36,275	(25,657)	(23,959)	101,109	77,843
Utility margin	$158,216	$159,889	$27,427	$25,832	$—	$—	$185,643	$185,721

Electric utility margin decreased $1.7 million and natural gas utility margin increased $1.6 million.

Electric utility margin decreased primarily due to increased net power supply costs as compared to the prior year. For the third quarter of 2021, we had a $3.8 million pre-tax expense under the ERM in Washington, compared to a $0.3 million pre-tax benefit for the third quarter of 2020. The increase in net power supply costs was due to the hot, dry weather conditions experienced in 2021 (see "Summer Weather Conditions" in the Executive Level Summary above).

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

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30, 2021 and 2020 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

AVISTA CORPORATION

Total electric operating revenues in the graph above include intracompany sales of $21.9 million and $25.1 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the nine months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2021	2020
Current year decoupling deferrals (a)	$(9,947)	$9,657
Amortization of prior year decoupling deferrals (b)	(10,461)	(12,333)
Total electric decoupling revenue	$(20,408)	$(2,676)
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

Total electric revenues increased $48.3 million for the first nine months of 2021 as compared to the first nine months of 2020. The primary fluctuations that occurred during the period were as follows:

•
a $40.1 million increase in retail electric revenue due to an increase in total MWhs sold (increased revenues $33.8 million) and an increase in revenue per MWh (increased revenues $6.3 million).
o
The increase in total retail MWhs sold was primarily the result of weather that was warmer than normal and the prior year in the second and third quarters, which increased cooling loads. Also, there was a lifting of COVID-19 restrictions during the second and third quarters of 2021, which contributed to the increased loads, and customer growth. In addition, during the first quarter of 2021, weather was colder than the prior year, which increased heating loads. Compared to the first nine months of 2020, residential electric use per customer and commercial use per customer each increased 5 percent. Cooling degree days in Spokane were 73 percent above normal and first nine months of 2020. Heating degree days in Spokane were 9 percent below normal, and 2 percent below the first nine

AVISTA CORPORATION

months of 2020. See "Summer Weather Conditions" in the Executive Level Summary above for discussion of the dry, hot weather conditions experienced in 2021.
o
Retail rates increased from a general rate increase in Washington, effective April 1, 2020 and from passthrough rate changes, which do not have an impact on utility margin, such as the residential exchange program, low income rate assistance program, the ERM and PCA amortization rates and decoupling.
•
a $4.5 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $10.8 million), partially offset by an increase in sales prices (increased revenues $6.3 million).
•
a $27.2 million increase in sales of fuel as part of thermal generation resource optimization activities.
•
a $17.7 million decrease in electric decoupling revenue. This was mainly because the first nine months of 2020 had surcharges to non-residential customers, which had lower usage due to COVID-19 restrictions. In 2021, there are rebates to residential customers due to higher than normal usage from warmer than normal weather, as well as the lifting of COVID-19 restrictions.
•
a $3.3 million increase in other primarily because in the first nine months of 2020, we accrued $1.4 million for customer refunds related to our 2015 Washington general rate case. We also had higher transmission revenues in 2021, resulting in a $1.5 million increase.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the nine months ended September 30, 2021 and 2020 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $42.8 million and $37.8 million for the nine months ended September 30, 2021 and 2020, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the nine months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2021	2020
Current year decoupling deferrals (a)	$5,348	$641
Amortization of prior year decoupling deferrals (b)	1,991	(1,988)
Total natural gas decoupling revenue	$7,339	$(1,347)
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

Total natural gas revenues increased $18.6 million for the first nine months of 2021 as compared to the first nine months of 2020. The primary fluctuations that occurred during the period were as follows:

•
a $5.4 million increase in natural gas retail revenues (including industrial, which is included in other) due to an increase in volumes sold (increased revenues $3.8 million) and an increase in retail rates (increased revenues $1.6 million).
o
Retail natural gas sales volumes increased in the first nine months of 2021 as compared to the first nine months of 2020 primarily due to higher commercial and industrial usage, as well as customer growth. Compared to the first nine months of 2020, residential use per customer decreased 1 percent and commercial and industrial use per customer each increased 2 percent. Heating degree days in Spokane were 9 percent below normal, and 2 percent below the first nine months of 2020. Heating degree days in Medford were 6 percent below normal and the first nine months of 2020.
o
Retail rates increased due to general rate increases in Oregon, effective January 16, 2021 and Washington, effective April 1, 2020. There was also a purchased gas adjustment rate increase in Idaho, effective September 1, 2021 (which does not impact utility margin).

AVISTA CORPORATION

•
wholesale revenues were consistent, with a decrease in wholesale natural gas revenues due to a decrease in volumes of excess gas sold in the wholesale market (decreased revenues $41.5 million), offset by an increase in prices (increased revenues $41.5 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $8.6 million increase in natural gas decoupling revenue primarily because in 2020, we were amortizing decoupling surcharges, whereas in 2021, we are amortizing decoupling rebates. In addition, there were increases to decoupling revenue in the second and third quarters of 2021 due to weather that was warmer than normal.
•
a $4.9 million increase in other because in the first nine months of 2020, we accrued $3.6 million for customer refunds related to our 2015 Washington general rate case.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the nine months ended September 30, 2021 and 2020:

	Electric Customers		Natural Gas Customers
	2021	2020	2021	2020
Residential	355,613	349,890	331,441	326,568
Commercial	44,064	43,399	36,425	36,139
Interruptible	—	—	42	40
Industrial	1,208	1,297	191	240
Public street and highway lighting	664	639	—	—
Total retail customers	401,549	395,225	368,099	362,987

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the nine months ended September 30, 2021 and 2020 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $42.8 million and $37.8 million for the nine months ended September 30, 2021 and 2020, respectively.

AVISTA CORPORATION

Total electric resource costs increased $45.9 million for the first nine months of 2021 as compared to the first nine months of 2020. The primary fluctuations that occurred during the period were as follows:

•
an $19.8 million increase in power purchased due to an increase in wholesale prices (increased costs $16.2 million) and an increase in the volume of power purchases (increased costs $3.6 million). The fluctuation in volumes was primarily the result of differences in the available opportunities for us to optimize our generation assets as compared to the prior year. Additionally, during the second and third quarters of 2021, we had increased customer loads and lower than normal hydroelectric generation as a result of excessive heat in the Pacific Northwest, which contributed to our need to purchase power. See "Summer Weather Conditions" in the Executive Level Summary above.
•
an $26.4 million increase in fuel for generation primarily related to higher natural gas prices. In addition, there was lower hydroelectric generation and increased sales volumes during the second and third quarters, which required increased thermal generation.
•
a $19.9 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
•
a $20.3 million decrease in other electric resource costs, primarily related to the deferral of increased power supply costs above authorized. There was also increased amortizations associated with the Washington ERM.

Total natural gas resource costs in the graph above include intracompany resource costs of $21.9 million and $25.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Total natural gas resource costs increased $5.9 million for the first nine months of 2021 as compared to the first nine months of 2020 primarily due to the following:

•
a $13.0 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $57.6 million), mostly offset by a decrease in volumes (decreased costs $44.6 million). The decrease in volumes was primarily from a decrease in wholesale sales.
•
a $7.2 million decrease from net amortizations and deferrals of natural gas costs.

AVISTA CORPORATION

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 17 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$733,709	$685,409	$305,165	$286,612	$(64,702)	$(62,912)	$974,172	$909,109
Resource costs	239,050	193,150	150,116	144,230	(64,702)	(62,912)	324,464	274,468
Utility margin	$494,659	$492,259	$155,049	$142,382	$—	$—	$649,708	$634,641

Electric utility margin increased $2.4 million and natural gas utility margin increased $12.7 million.

Electric utility margin increased primarily due to customer growth and a general rate increase in Washington, effective April 1, 2020. In addition, the first three quarters of 2020 included an accrual for customer refunds of $1.4 million related to our 2015 Washington general rate case. This was partially offset by an increase in net power supply costs as compared to the prior year due, in part, to the hot, dry weather conditions experienced in 2021 (see "Summer Weather Conditions" in the Executive Level Summary above). For the first nine months of 2021, we had a $7.1 million pre-tax expense under the ERM in Washington, compared to a $5.9 million pre-tax benefit for the first nine months of 2020.

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

Results of Operations - Alaska Electric Light and Power Company

Three months ended September 30, 2021 compared to the three months ended September 30, 2020 and nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Net income for AEL&P was less than $0.1 million for the three months ended September 30, 2021 and $0.3 for the three months ended September 30, 2020. Net income was $4.8 million for the nine months ended September 30, 2021 compared to $5.0 million for the nine months ended September 30, 2020.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating revenues	$9,147	$8,815	$32,515	$31,014
Resource costs	1,024	942	2,926	1,829
Utility margin	$8,123	$7,873	$29,589	$29,185

Utility margin increased slightly for 2021, primarily due to higher sales volumes to commercial customers for 2021 compared to 2020.

Results of Operations - Other Businesses

Our other businesses had net income of $5.2 million for the three months ended September 30, 2021 compared to a net loss of $0.9 million for the three months ended September 30, 2020. Net income was $10.8 million for the nine months ended September 30, 2021 compared to a net loss of $3.4 million for the nine months ended September 30, 2020.

AVISTA CORPORATION

The increase in net income primarily relates to net investment gains during the three and nine months ended September 30, 2021. This is compared to 2020 that resulted in net investment losses. In addition, 2021 net income increased due to the sale of certain subsidiary assets associated with the Spokane Steam Plant during the second quarter of 2021. During the first nine months of 2020 there was an impairment loss and an accrual for bad debt.

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

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the nine months ended September 30, 2021. See the 2020 Form 10-K for further discussion.

In April 2021, we repaid our $100 million credit agreement.

As of September 30, 2021, we had $105.4 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in June 2026 and AEL&P's $25.0 million credit facility that expires in November 2024, we believe that we have adequate liquidity to meet our needs for the next 12 months.

Review of Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $228.9 million for the nine months ended September 30, 2021, compared to $282.5 million for the nine months ended September 30, 2020. The decrease is primarily due to an increase in power and natural gas cost deferrals, which decreased cash flows by $40.2 million, as compared to a decrease to operating cash flows of $6.5 million in 2020. Additionally, during the nine months ended September 30, 2021 we contributed $42.0 million to the pension plan, compared to $22.0 million in 2020. Additionally, changes in certain current assets and liabilities decreased cash provided by operating activities by $34.0 million.

Investing Activities

Net cash used in investing activities was $326.9 million for the nine months ended September 30, 2021, compared to $301.0 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we paid $322.8 million for utility capital expenditures compared to $297.8 million for the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities was $103.0 million for the nine months ended September 30, 2021, compared to net cash provided of $93.3 million for the nine months ended September 30, 2020. In the nine months ended September 30, 2021, we increased our short term borrowings by $66.0 million, compared to decreasing short term borrowings by $35.8 million in 2020. This was offset by a decrease in the issuance of long term debt during the period, from $165.0 million in 2020 to $70.0 million in 2021.

AVISTA CORPORATION

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$257,337	5.6%	$7,184	0.2%
Short-term borrowings	199,075	4.3%	203,000	4.6%
Long-term debt to affiliated trusts	51,547	1.1%	51,547	1.2%
Long-term debt and leases	2,014,212	43.5%	2,125,065	48.0%
Total debt	2,522,171	54.5%	2,386,796	54.0%
Total Avista Corporation shareholders’ equity	2,101,636	45.5%	2,029,726	46.0%
Total	$4,623,807	100.0%	$4,416,522	100.0%

Our shareholders’ equity increased $71.9 million during the first nine months of 2021 primarily due to net income and the issuance of common stock, which was partially offset by dividends.

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

The Avista Corp. credit facility contains customary covenants, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at the end of any fiscal quarter, and customary events of default, including a Change in Control (as defined in the agreement). As of September 30, 2021, we were in compliance with this covenant with a ratio of 54.5 percent.

AEL&P has a $25.0 million committed line of credit that expires in November 2024. As of September 30, 2021, there were no borrowings or letters of credit outstanding under this committed line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2021, AEL&P was in compliance with this covenant with a ratio of 51.3 percent.

Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2021	2020
Borrowings outstanding at end of period	$269,000	$50,000
Letters of credit outstanding at end of period	$25,618	$25,573
Maximum borrowings outstanding during the period	$338,000	$257,000
Average borrowings outstanding during the period	$190,641	$178,537
Average interest rate on borrowings during the period	1.15%	1.28%
Average interest rate on borrowings at end of period	1.09%	1.20%

AVISTA CORPORATION

As of September 30, 2021, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

Liquidity Expectations

During 2021, we expect to issue approximately $140 million of long-term debt and $90 million of common stock (including $70.0 million of long-term debt and $61.3 million of common stock issued during the nine months ended September 30, 2021). During 2022, we expect to issue approximately $370 million of long-term debt and $90 million of common stock in order to refinance $250 million of maturing long-term debt and fund capital expenditures.

After considering the expected issuances of long-term debt and common stock during 2021, we expect net cash flows from operations, together with cash available under our committed lines of credit to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. We expect Avista Utilities capital expenditures to $450 million in 2021, and about $445 million for each of 2022 and 2023 to support continued customer growth and maintain our system to provide safe, reliable energy to our customers. See the 2020 Form 10-K for further information on our expected capital expenditures.
Off-Balance Sheet Arrangements

As of September 30, 2021, we had $25.6 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $27.6 million as of December 31, 2020.

Pension Plan

Avista Utilities

In the nine months ended September 30, 2021 we contributed $42.0 million to the pension plan, fulfilling our expected contributions for 2021. We expect to contribute a total of $108 million to the pension plan in the period 2022 through 2025, with annual contributions of $42 million in 2022 and $22 million in 2023 to 2025.

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

Contractual Obligations

Our future contractual obligations have not materially changed during the nine months ended September 30, 2021, except for the following:

•
In June 2021, we amended our committed line of credit agreement to extend the expiration date until June 2026.
•
In September 2021, we issued $70.0 million of first mortgage bonds under a bond purchase agreement and we expect to issue an additional $70.0 million under this agreement in December 2021.

See the 2020 Form 10-K for our contractual obligations.

AVISTA CORPORATION

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the nine months ended September 30, 2021 except as discussed below:

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

Washington Clean Energy Implementation Plan

In October 2021, Avista Utilities filed its first Clean Energy Implementation Plan (CEIP) with the WUTC. This filing will trigger comments from interested parties in early 2022, with WUTC action to follow thereafter in 2022.

Our CEIP is a road map of specific actions we propose to take over the next four years (2022-2025) to show the progress being made toward clean energy goals established by the Clean Energy Transformation Act (CETA), which was passed by the Washington legislature and enacted into law in 2019. CETA requires electric supply to be greenhouse gas neutral by 2030 and 100 percent renewable or generated from zero-carbon resources by 2045.

Some highlights of Avista’s CEIP include:

•
Beginning in 2022, we plan to serve 80 percent of our Washington customer demand with renewable energy, then increase this target by 5 percent every two years.
•
To minimize rate impacts as we transition to cleaner energy, we are proposing to sell some of our renewable energy credits (RECs) on the behalf of customers through 2029. In 2030, we will utilize 100 percent of RECs on behalf of our customers, rather than selling RECs on the open market. Our proposed plan to sell these renewable attributes should lower rates by 1 percent each year.
•
The plan sets energy efficiency targets to reduce customer load by approximately 2 percent over the next four years by 204,305 megawatt hours through incentives and programs to lower energy use without impacting the customer.
•
Our demand response target is to lower peak demand by 30 megawatts in periods of extreme heat or cold as an effort to eliminate the need for future resources.
•
We have proposed a variety of initiatives to promote the equitable distribution of the benefits and burdens of renewable energy.

While the CEIP represents our current objectives, it is subject to change from time to time in the future as circumstances warrant.

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

Washington Climate Commitment Act

In 2021, the legislature passed the Climate Commitment Act, which establishes a cap and invest program to help achieve Washington’s greenhouse gas limits by 2050. The Washington Department of Ecology is responsible for the implementation and the start of this program by January 1, 2023, including the adoption of annual allowance budgets for the first compliance period of the program by October 1, 2022. There are various rule making proceedings regarding the details of the program pending before the Department of Ecology. We will actively monitor and participate in these rulemakings as they proceed but cannot reasonably predict how these programs may impact our facilities at this time.

Oregon Executive Order 20-04

On March 10, 2020, the governor of Oregon issued an Executive Order (EO) establishing GHG emissions reduction goals of at least 45 percent below 1990 emission levels by 2035 and at least 80 percent below 1990 emission levels by 2050 and directed state agencies and commissions to facilitate such GHG emission goals targeting a variety of sources and industries. Although the EO does not specifically direct actions of natural gas distribution businesses like Avista, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate energy burden experienced by utility customers and ensure system reliability and resource adequacy. The EO also directs other agencies to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane gas emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands.

The Oregon Department of Environmental Quality (ODEQ) is developing cap and reduce rules known as the Climate Protection Program (CPP). Final rules are expected to be considered for adoption by the Environmental Quality Commission in December 2021 and become effective in 2022. The OPUC has opened a Natural Gas Fact-Finding effort to analyze the potential natural gas utility bill impacts that may result from limiting GHG emissions of regulated natural gas utilities under the ODEQ’s CPP and to identify appropriate regulatory tools to mitigate potential customer impacts. According to the OPUC Staff, the ultimate goal of the Fact-Finding Docket will be to inform future policy decisions and other key analyses to be considered in 2022, after the CPP is in place. We expect the OPUC Staff will present a final report on the Fact-Finding effort to the OPUC in February 2022 with recommendations for further OPUC engagement later in 2022.

See the 2020 Form 10-K for further discussion of environmental issues and contingencies.

Other

TSA Security Directive

In July 2021, the Department of Homeland Security, acting through the Transportation Security Administration (TSA), announced the issuance of a security directive that requires owners and operators of TSA-designated critical pipeline facilities that transport hazardous liquids and natural gas to implement specified protections against cyber intrusions. The security directive requires designated owners and operators of such facilities to implement specific mitigation measures to protect against ransomware attacks and other known threats to information and operational technology systems, develop and implement a cybersecurity contingency and recovery plan and conduct a cybersecurity architecture design review.

AVISTA CORPORATION

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

Colstrip

Colstrip is a coal-fired generating plant in southeastern Montana that includes four units and which is owned by six separate entities. We have a 15 percent ownership interest in Units 3 & 4 and provide financing for our ownership interest in the project. The other owners are Puget Sound Energy, Portland General Electric, PacifiCorp, NorthWestern Energy and Talen Montana (which is also the operator of the plant). In January 2020, the owners of Units 1 & 2, in which we have no ownership, closed those two units. The owners of Units 3 & 4 currently share operating and capital costs pursuant to the terms of an operating agreement among them.

See “Note 16 of the Notes to Condensed Consolidated Financial Statements” for discussion of pending arbitration proceedings, recent Montana legislation, and other matters related to Colstrip. See also the 2020 Form 10-K for further discussion of Colstrip.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2020 Form 10-K and have not materially changed during the nine months ended September 30, 2021. See the 2020 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the nine months ended September 30, 2021. Refer to the 2020 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2020.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of September 30, 2021 and December 31, 2020 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2020 Form 10-K for further information. As of September 30, 2021, we had interest rate swap derivatives outstanding with a notional amount totaling $170.0 million and we had no cash deposited as collateral and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at September 30, 2021, we would potentially be required to post the following additional collateral (in thousands):

September 30, 2021
Additional collateral taking into account contractual thresholds	$9,040
Additional collateral without contractual thresholds	20,732

AVISTA CORPORATION

Energy Commodity Risk

Our energy commodity risks have not materially changed during the nine months ended September 30, 2021. See the 2020 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2021 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2025.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2021	$4	$1,538	$1,932	$13,271	$(11)	$(3,299)	$(1,961)	$(16,291)
2022	(306)	—	1,118	18,477	624	(3,104)	(4,416)	(17,146)
2023	—	—	—	4,938	—	—	(1,789)	(1,184)
2024	—	—	—	598	—	—	(1,838)	—
2025	—	—	—	—	—	—	(1,166)	—

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

AVISTA CORPORATION

•
Retail sales and residential use per customer forecasts are slightly higher as compared to the 2020 IRP projections. We anticipate customer load growth of 0.3 percent per year.
•
Assumes Colstrip will exit the portfolio in view of the Washington CETA requirement to exit the plant by 2025 and as suggested by an economic analysis of the plant compared to alternative resources, although an exit strategy for the plant has not been developed at this time.
•
New natural gas-fired peaking units are the most economic means to meet the capacity shortfall in 2027 since long-term energy storage is not yet available or as cost effective as initially estimated in the 2020 IRP.
•
Demand response programs begin in 2025 and grow to 72 MW by 2045.
•
Our first new renewable resource identified in the IRP is in 2025, as a wind project located in Montana. Actual resource selection will be determined by a future RFP.
•
The resource strategy moves us closer to achieving our corporate clean electricity goal to provide customers with 100 percent net clean electricity by 2027. Net clean energy is defined as either 100 percent non-carbon emitting resources or investing in or acquiring carbon offsets to net-out emissions created from carbon emitting resources. The addition of natural gas peaking units in 2027 would require us to purchase carbon offsets.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2021.

There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The COVID-19 pandemic is currently impacting our business, as well as the global, national and local economy. We cannot predict the full extent to which COVID-19 will impact our operations, results of operations, cash flows, financial condition or capital resources. It is possible that the continued spread of COVID-19 and efforts to contain the virus will continue to cause an economic slowdown, resulting in significant disruptions in various public, commercial or industrial activities and causing employee absences which could interfere with operation and maintenance of the Company’s facilities. Any of these circumstances could adversely affect our operations, results of operations, financial condition and cash flows in many ways, including, but not limited to:

•
a decrease in customer demand and revenues due to a reduction in economic activity,
•
an increase in operating expenses, including bad debt expense due to our customers’ inability to pay amounts due to us,
•
an increase in operating expenses and potential workforce disruption or losses resulting from compliance with state or federal vaccine mandates,
•
increased costs and/or reduced revenue associated with interruptions in operations due to federal and state vaccine mandates, including but not limited to employee strikes, protests, retirements or resignations, and additional costs associated with ensuring business continuity,
•
a decrease in net operating cash inflows, which could negatively impact our liquidity and limit our ability to fund capital expenditures, dividends, and other contractual commitments,
•
a negative impact on the ability of suppliers, vendors or contractors to perform, which could increase costs and delay capital projects,
•
possible reluctance on the part of regulatory commissions to approve our requests to defer and recover increased expenses,
•
delays in regulatory filings and the regulatory approval process, which could impact our ability to timely recover our operating expenses and costs associated with investments in utility assets,
•
an increase in cyber and technology risks, including the impact on internal controls, due to a significant number of employees working remotely,
•
disruption, weakness and volatility in the financial markets, which could increase our costs to fund capital requirements, and
•
possible limited access to the capital markets, that could require us to seek alternative sources of funding for operations and for working capital, any of which could increase our cost of capital.

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

AVISTA CORPORATION
(Registrant)

Date:	November 2, 2021	/s/ Mark T. Thies
Mark T. Thies
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)