Form 10-K
period 2021-12-31
AVISTA CORP
filed 2022-02-23
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021 OR

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

The aggregate market value of the Registrant’s outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $2,972,676,681 based on the last reported sale price thereof on the consolidated tape on June 30, 2021.

As of January 31, 2022, 71,572,570 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

Documents Incorporated By Reference

Document	Part of Form 10-K into Which Document is Incorporated

Proxy Statement to be filed in connection with the annual meeting of shareholders to be held on May 12, 2022.

Prior to such filing, the Proxy Statement was filed in connection with the annual meeting of shareholders held on May 11, 2021.

Part III, Items 10, 11, 12, 13 and 14

AVISTA CORPORATION

i

AVISTA CORPORATION

AVISTA CORPORATION

* = not an applicable item in the 2021 calendar year for Avista Corp.

AVISTA CORPORATION

ACRONYMS AND TERMS

(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
aMW	-	Average Megawatt - a measure of the average rate at which a particular generating source produces energy over a period of time
AEL&P	-	Alaska Electric Light and Power Company, the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska
AERC	-	Alaska Energy and Resources Company, the Company's wholly-owned subsidiary based in Juneau, Alaska
AFUDC	-	Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
AM&D	-	Advanced Manufacturing and Development, doing business as METALfx
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Avista Capital	-	Parent company to the Company’s non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC.
Avista Corp.	-	Avista Corporation, the Company
Avista Utilities	-	Operating division of Avista Corp. (not a subsidiary) comprising the regulated utility operations in Washington, Idaho, Oregon and Montana
BPA	-	Bonneville Power Administration
Capacity	-	The rate at which a particular generating source is capable of producing energy, measured in KW or MW
Cabinet Gorge	-	The Cabinet Gorge Hydroelectric Generating Project, located on the Clark Fork River in Idaho
CEIP	-	Clean Energy Implementation Plan, Washington
CETA	-	Clean Energy Transformation Act, Washington
CPP	-	Climate Protection Program, Oregon
Colstrip	-	The coal-fired Colstrip Generating Plant in southeastern Montana
Cooling degree days	-

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

Hydro One	-	Hydro One Limited, based in Toronto, Ontario, Canada.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jackson Prairie	-	Jackson Prairie Natural Gas Storage Project, an underground natural gas storage field located near Chehalis, Washington
Juneau	-	The City and Borough of Juneau, Alaska
kV	-	Kilovolt (1000 volts): a measure of capacity on transmission lines
KW, KWh	-	Kilowatt (1000 watts): a measure of generating output or capability. Kilowatt-hour (1000 watt hours): a measure of energy produced
Lancaster Plant	-	A natural gas-fired combined cycle combustion turbine plant located in Idaho
LNG	-	Liquefied Natural Gas
MPSC	-	Public Service Commission of the State of Montana
MW, MWh	-	Megawatt: 1000 KW. Megawatt-hour: 1000 KWh
NERC	-	North American Electricity Reliability Corporation
NorthWestern	-	NorthWestern Corporation
Noxon Rapids	-	The Noxon Rapids Hydroelectric Generating Project, located on the Clark Fork River in Montana
OPUC	-	The Public Utility Commission of Oregon
PCA	-	The Power Cost Adjustment mechanism, a procedure for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Idaho
PGA	-	Purchased Gas Adjustment
PGE	-	Portland General Electric Company
PPA	-	Power Purchase Agreement
PSE	-	Puget Sound Energy, Inc.
PUD	-	Public Utility District
RCA	-	The Regulatory Commission of Alaska
REC	-	Renewable energy credit
ROE	-	Return on equity
ROR	-	Rate of return on rate base
ROU	-	Right-of-use lease asset
SEC	-	U.S. Securities and Exchange Commission
Talen	-	Talen Montana, LLC, an indirect subsidiary of Talen Energy Corporation.

v

AVISTA CORPORATION

Therm	-	Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)
Watt	-	Unit of measurement of electric power or capability; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt
WUTC	-	Washington Utilities and Transportation Commission

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
•
wildfires ignited, or allegedly ignited, by Avista Corp. equipment or facilities could cause significant loss of life and property or result in liability for resulting fire suppression costs, thereby causing serious operational and financial harm;
•
severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, earthquakes, extreme temperature events, snow and ice storms, and the potential increasing frequency and intensity of such events due to climate change, that could disrupt energy generation, transmission and distribution, as well as the availability and costs of fuel, materials, equipment, supplies and support services;
•
explosions, fires, accidents, mechanical breakdowns or other incidents that could impair assets and may disrupt operations of any of our generation facilities, transmission, and electric and natural gas distribution systems or other operations and may require us to purchase replacement power or incur costs to repair our facilities;

AVISTA CORPORATION

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
•
increasing operating costs, including effects of inflationary pressures;
•
third party construction of buildings, billboard signs, towers or other structures within our rights of way, or placement of fuel containers within close proximity to our transformers or other equipment, including overbuilding atop natural gas distribution lines;
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
•
changing river or reservoir regulation or operations at hydroelectric facilities not owned by us, which could impact our hydroelectric facilities downstream;
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

AVISTA CORPORATION

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

External Mandates Risk

•
changes in environmental laws, regulations, decisions and policies, including, but not limited to, regulatory responses to concerns regarding climate change, efforts to restore anadromous fish in areas currently blocked by dams, more stringent requirements related to air quality, water quality and waste management, present and potential environmental remediation costs and our compliance with these matters;
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

AVISTA CORPORATION

•
economic conditions nationally may affect the valuation of our unregulated portfolio companies;
•
declining energy demand related to customer energy efficiency, conservation measures and/or increased distributed generation;
•
changes in the long-term climate and weather could materially affect, among other things, customer demand, the volume and timing of streamflows required for hydroelectric generation, costs of generation, transmission and distribution. Increased or new risks may arise from severe weather or natural disasters, including wildfires as well as their increased occurrence and intensity related to changes in climate;
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

Available Information

We file annual, quarterly and current reports and proxy statements with the SEC. The SEC maintains a website that contains these documents at www.sec.gov. We make annual, quarterly and current reports and proxy statements available on our website, https://investor.avistacorp.com, as soon as practicable after electronically filing these documents with the SEC. Except for SEC filings or portions thereof that are specifically referred to in this report, information contained on these websites is not part of this report.

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

As of December 31, 2021, we have two reportable business segments as follows:

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

Total Avista Corp. shareholders’ equity was $2.2 billion as of December 31, 2021, which includes a $117.5 million investment in Avista Capital and a $108.5 million investment in AERC.

See “Note 24 of the Notes to Consolidated Financial Statements” for information with respect to the operating performance of each business segment (and other subsidiaries).

Human Capital

Our approach to people is a critical strategy and the priorities for this strategy include, among other things:

•
developing, retaining and attracting a diverse and skilled workforce,
•
providing opportunities for continuous learning, development, career growth, and movement within the Company,
•
supporting and rewarding our employees through competitive pay and benefits,
•
encouraging and supporting a community-minded Company culture, and
•
investing in the physical, emotional and financial health and safety of our employees.

The following is an overview of some of our key human capital initiatives intended to foster the overall well-being of our employees and other stakeholders, such as our customers and business partners.

Equity, Inclusion, and Diversity

We strive to create a workplace culture that values trust and respect and helps guide our overall commitment to doing what is right and offering all employees the opportunity to enrich their lives and careers through challenging and meaningful work – all

AVISTA CORPORATION

in an equal opportunity workplace that is surrounded by a supportive and inclusive environment. With a strong workplace culture as a foundation, we actively engage and listen to our employees, customers and communities in order to help measure and inform our equity, inclusion, diversity, and racial and social justice practices. Our equity, inclusion, and diversity initiatives are focused on employee recruitment, employee training and development, and employee engagement, including participation in employee resource groups. Employee resource groups are voluntary, employee led groups that foster a diverse and inclusive workplace aligned with our organizational mission, values and goals and business practices.

On December 31, 2021, Avista Utilities employed 1,809 with an employee profile of:

	Women	Under Represented Groups (a)
Bargaining Unit	3%	6%
Non-bargaining Unit	45%	9%
Executives (b)	17%	8%
Overall	29%	8%
(a)
As defined by our Affirmative Action Plan and through employee self-identification.
(b)
Executive is defined as vice president or higher.

Employee data represents all regular full-time and part-time employees, including temporary workers and student interns.

Bargaining Unit employees comprise 38 percent of Avista Utilities’ employees.

People Development, Retention and Attraction

We strive to hire and retain talented people who are innovative and skilled so that we can continue to provide safe, reliable and affordable service to our customers and advance our Company at the same time.

Continuous learning plays a large part in fostering collaboration and innovation among our employees and is embedded throughout the Company. Our development opportunities are created to prepare our employees at all levels to ensure they have the skills, knowledge and experience to perform today and well into the future. Keeping our workforce equipped to succeed is imperative in order to meet the emerging challenges that lay ahead. We develop training that is relevant, necessary and in demand for our organization. Training may be delivered through instructor-led courses, self-service topics, computer-based learning modules, and field based, hands-on workshop models that cover the range of our operations. These programs encompass craft apprenticeship programs, engineering development programs, leadership development, communication skills, cross-functional learning and equity, inclusion and diversity topics. In addition to our internally led courses, we also provide opportunities for our employees to attend industry events and certification programs, courses or programs offered through energy related organizations such as the Western Energy Institute, the American Gas Association and the Edison Electric Institute, as well as to our local colleges and universities.

Workplace Safety

Safety is an essential part of our mission. We have a variety of programs and initiatives in place that are intended to help employees complete their work safely through heightened vigilance, hazard recognition, defensive strategies, lessons learned, human and organizational performance improvement and other tools intended to ensure resilience in varying and unpredictable conditions. We work with our employees to reinforce personal responsibility regarding safety and health, and to implement measures to create and maintain a safe work environment.

During the COVID-19 Pandemic, we have transitioned through various stages of response designed to protect the health and safety of our employees and meet compliance obligations, while continuing to provide essential services to our customers. We have focused on care and concern for our employees, customers and other key stakeholders, proactively communicating about the risks and relying on facts and credible information from our regional, state and federal health and safety organizations. This focus included providing options to employees and customers to best protect themselves from COVID-19 when engaging in our work.

AVISTA CORPORATION

Additional Information

Additional information highlighting the Company's commitments to corporate responsibility, including the Company’s commitments to our environment, our people, our customers and communities and ethical governance, is available on the Company’s website at www.avistacorp.com. Material on the Company’s website is not part of this report.

AVISTA UTILITIES

General

At the end of 2021, Avista Utilities supplied retail electric service to approximately 406,000 customers and retail natural gas service to approximately 372,000 customers across its service territory. Avista Utilities' service territory covers 30,000 square miles with a population of 1.7 million. See “Item 2. Properties” for further information on our utility assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions and Utility Load Growth” for information on economic conditions in our service territory.

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

As part of Avista Utilities' resource procurement and management operations in the electric business, we engage in an ongoing process of resource optimization, which involves the selection from available energy resources to serve our load obligations and the use of these resources to capture economic value through wholesale market transactions. These include sales and purchases of electric capacity and energy, fuel for electric generation, and derivative contracts related to capacity, energy, fuel and fuel transportation. Such transactions are part of the process of matching available resources with load obligations and hedging a portion of the related financial risks. In order to implement this process, we make continuing projections of:

•
electric loads at various points in time (ranging from intra-hour to multiple years) based on, among other things, estimates of customer usage and weather, historical data, contract terms, and emerging trends and climate modeling results, and
•
resource availability at these points in time based on, among other things, fuel choices and fuel markets, estimates of snowpack and streamflows, availability of generating units, historic and forward market information, contract terms and experience.

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

AVISTA CORPORATION

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

Electric Requirements

Avista Utilities' peak electric native load requirement for 2021 was 1,889 MW, which occurred on June 30, 2021. In 2020, our peak electric native load was 1,721 MW, which occurred during the summer, and in 2019, it was 1,656 MW, which occurred during the summer.

Electric Resources

Avista Utilities has a diverse electric resource mix of Company-owned and contracted hydroelectric, thermal and wind generation facilities, and other contracts for power purchases and exchanges. As of December 31, 2021, Avista Utilities' electric generation resource mix (including contracts for power purchases) was approximately 49 percent hydroelectric, 42 percent thermal and 9 percent other renewables. See “Item 2. Properties” for detailed information on Company-owned generating facilities.

Hydroelectric Resources Avista Utilities owns and operates Noxon Rapids and Cabinet Gorge on the Clark Fork River and six smaller hydroelectric projects on the Spokane River. Hydroelectric generation is typically our lowest cost source per MWh of electric energy and the availability of hydroelectric generation has a significant effect on total power supply costs. Under normal streamflow and operating conditions, we estimate that we would be able to meet approximately one-half of our total average electric requirements (both retail and long-term wholesale) with the combination of our hydroelectric generation and long-term hydroelectric purchase contracts with certain PUDs in the state of Washington. Our estimate of normal annual hydroelectric generation for 2022 (including resources purchased under long-term hydroelectric contracts with certain PUDs) is 579 aMW (or 5.1 million MWhs).

See "Item 2. Properties - Avista Utilities - Generation Properties" for the nameplate rating and present generating capabilities of the above hydroelectric resources.

AVISTA CORPORATION

The following graph shows Avista Utilities' hydroelectric generation (in thousands of MWhs) during the year ended December 31:

Hydroelectric Generation
(in thousands of MWhs)
5,000
4,000
3,000
2,000
1,000
0
4,787
4,923
4,526
2021
2020
2019
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

Thermal Resources Avista Utilities owns the following thermal generating resources:

•
the combined cycle natural gas-fired CT, known as Coyote Springs 2, located near Boardman, Oregon,
•
a 15 percent interest in Units 3 & 4 of Colstrip, a coal-fired boiler generating facility located in southeastern Montana; see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Colstrip” for discussion on Colstrip,
•
a wood waste-fired boiler generating facility known as the Kettle Falls GS in northeastern Washington,
•
a two-unit natural gas-fired CT generating facility in northeastern Spokane (Northeast CT),
•
a two-unit natural gas-fired CT generating facility in northern Idaho (Rathdrum CT), and
•
two small natural gas-fired generating facilities (Boulder Park GS and Kettle Falls CT).

Coyote Springs 2, which is operated by Portland General Electric Company, is supplied with natural gas under a combination of term contracts and spot market purchases, including transportation agreements with bilateral renewal rights.

Colstrip, which is operated by Talen Montana, is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements. Several of the co-owners of Colstrip, including us, have a coal contract that runs through December

AVISTA CORPORATION

31, 2025. See “Item 7. Management's Discussion and Analysis – Colstrip " for discussion regarding environmental and other issues surrounding Colstrip.

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

The following graph shows Avista Utilities' thermal generation (in thousands of MWhs) during the year ended December 31:

Wind Resources We have exclusive rights to all the capacity of Palouse Wind, a wind generation project developed, owned and managed by an unrelated third-party and located in Whitman County, Washington. The PPA expires in 2042 and requires us to acquire all of the power and renewable attributes produced by the project at a fixed price per MWh with a fixed escalation of the price over the term of the agreement. The project has a nameplate capacity of 105 MW. Generation from Palouse Wind was 360,783 MWhs in 2021, 370,142 MWhs in 2020 and 302,136 MWhs in 2019. We have an annual option to purchase the wind project beginning in December 2022. The purchase price is a fixed price per KW of in-service capacity with a fixed decline in the price per KW over the remaining 20-year term of the PPA. Under the terms of the PPA, we do not have any input into the day-to-day operation of the project, including maintenance decisions. All such rights are held by the owner.

AVISTA CORPORATION

We have exclusive rights to all of the capacity of Rattlesnake Flat Wind project developed, owned and managed by an unrelated third party and located in Adams County, Washington. The facility has a nameplate capacity of 144 MW. The PPA is a 20-year agreement that began in December 2020 and requires us to acquire all of the power and renewable attributes produced by the project at a fixed price per MWh with a fixed escalation of the price over the term of the agreement. Generation from Rattlesnake Flat Wind was 423,510 MWhs in 2021. Under the terms of the PPA, we do not have any input into the day-to-day operation of the project, including maintenance decisions. All such rights are held by the owner.

Solar Resources We have exclusive rights to all the capacity of the Lind Solar Farm, a solar generation project developed, owned and managed by an unrelated third-party and located in Lind, Washington. The PPA expires in 2038 and requires us to acquire all the power and renewable attributes produced by the project at a fixed price per MWh. The project has a nameplate capacity of 28 MW. The facility generated 43,328 MWhs in 2021, 45,281 MWhs in 2020, and 42,346 MWhs in 2019. Under the terms of the PPA, we do not have any input into the day-to-day operation of the project, including maintenance decisions. All such rights are held by the owner.

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

See “Avista Utilities Electric Operating Statistics – Electric Operations” below for annual quantities of purchased power, wholesale power sales and power from exchanges in 2021, 2020 and 2019. See “Electric Operations” above for additional information with respect to the use of wholesale purchases and sales as part of our resource optimization process and also see "Future Resource Needs" below for the magnitude of these power purchase and sales contracts in future periods.

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

Cabinet Gorge and Noxon Rapids are under one 45-year FERC license issued in 2001. This license embodies a settlement agreement relating to project operations and resource protection and mitigation efforts over the license term. See “Item 7. Management's Discussion and Analysis – Environmental Issues and Contingencies" for discussion of dissolved atmospheric gas levels that exceed the state of Idaho and federal numeric water quality standards downstream of Cabinet Gorge during periods

AVISTA CORPORATION

when we must divert excess river flows over the spillway, as well as efforts related to bull trout, a threatened species under the Endangered Species Act.

Five of our six hydroelectric projects on the Spokane River (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one 50-year FERC license issued in 2009 and are referred to collectively as the Spokane River Project. The license includes numerous natural and cultural resource protection measures that are subject to ongoing regulatory interpretation. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. It is the subject of a 50-year agreement with the Spokane Tribe, signed in 1994.

Future Resource Needs

Avista Utilities has operational strategies to provide sufficient resources to meet our energy requirements under a range of operating conditions. These operational strategies consider the amount of energy needed, which varies widely because of the factors that influence demand over intra-hour, hourly, daily, monthly and annual durations. Our average hourly load was 1,113 aMW in 2021, 1,064 aMW in 2020 and 1,081 aMW in 2019.

The following graph shows our forecast of our average annual energy requirements and our available resources for 2022 through 2025:

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

We are required to file an Integrated Resource Plan (IRP) with the WUTC and IPUC every two years. The WUTC and IPUC review the IRP and give the public the opportunity to comment. The WUTC and IPUC do not approve or disapprove of the

AVISTA CORPORATION

content in the IRP; rather, they acknowledge that the IRP was prepared in accordance with applicable standards if that is the case. The IRP details projected growth in demand for energy and the new resources needed to serve customers over the next 20 years. We regard the IRP as a tool for resource evaluation, rather than an acquisition plan for a particular project.

In April 2021, we filed our 2021 Electric IRP with the WUTC and the IPUC. Later that same month, we filed an amended IRP to include the results of the 2020 Renewable Request for Proposal (RFP).

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
•
Assumes Colstrip will exit the portfolio by 2025 (see “Item 7. Management’s Discussion and Analysis of Financial Condition – Environmental Issues and Contingencies” for further discussion of Colstrip in relation to the Washington Clean Energy Transformation Act).
•
New natural gas-fired peaking units are the most economic means to meet the capacity shortfall in 2027 since long-term energy storage is not yet available at a cost effective price.
•
Demand response programs begin in 2025 and grow to 72 MW by 2045.
•
Our first new renewable resource identified in the IRP is in 2025, as a wind project located in Montana. Actual resource selection will be determined by a future RFP.

The resource strategy embodied in the IRP is intended to move us closer to achieving our corporate clean electricity goal to provide customers with 100 percent net clean electricity by 2027. Net clean energy is defined as either 100 percent non-carbon emitting resources or investing in or acquiring carbon offsets to net-out emissions created from carbon emitting resources. The addition of natural gas peaking units in 2027 would require us to purchase carbon offsets.

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

Request for Proposals for Renewable Energy

We sought proposals from renewable energy project developers who are capable of constructing, owning and operating up to 120 aMWs whether through one or multiple proposals with a minimum net annual output of 20 aMW. We did not consider a self-build option for this facility or facilities.

Our intent was to secure the output from renewable generation resources, including electricity, capacity and associated environmental attributes. Our interest in acquiring renewable energy resources was to offset market purchases and fossil-fuel thermal generation. Final bidders were selected for review in October 2020 and the Company successfully negotiated a fixed

AVISTA CORPORATION

cost contract for a 5 percent share of output (88 MW / 51 aMW) of Chelan PUD’s Chelan hydro system (Rocky Reach and Rock Island hydro projects) signed in March 2021 and an additional contract for a 10 percent share (177 MW) in December 2021. The December 2021 contract starts with a 5 percent share from 2026 to 2030, and increases to a 10 percent share from 2031 to 2045.

Clean Energy Goals

In April 2019, we announced a goal to serve our customers with 100 percent clean electricity by 2045 and to have a carbon-neutral supply of electricity by the end of 2027. To help achieve our goals and add to our clean electricity portfolio, in the last three years, we have implemented renewable energy projects on behalf of our customers including entering into PPAs for the Solar Select project (28 MW) in Lind, Washington and the Rattlesnake Flat Wind project (144 MW) in Adams County, Washington. We also entered into two power purchase contracts with Chelan County Public Utility District for a percentage share of the output of their Rocky Reach and Rock Island hydro projects for 22 years starting in 2024 (88-264 MW). These resources are in addition to our existing clean hydroelectric generation, biomass generation, and additional wind and solar projects.

To achieve our clean energy goals, we expect that energy storage and other technologies, which are either not currently available or are not cost-effective under the lowest reasonable cost regulatory standard, will advance such that it will allow us to meet our goals while also maintaining reliability and affordability for our customers. If the required technology is not available or not affordable in the future, we may not meet our goals in the desired timeframe. Meeting our clean energy goals may also require accommodation from regulatory agencies insofar as we may need to acquire emission offsets to meet our goals. See the discussion in Item 1 under “Electric Resources” for more information on our existing clean electricity sources and efforts to achieve these goals. See “Item 7. Management’s Discussion and Analysis of Financial Condition – Environmental Issues and Contingencies” for further discussion on clean energy, including applicable regulations.

Wildfire Resiliency Plan

We are implementing additional measures to enhance our ability to mitigate the potential for, and impact of, wildfires within our service territories. Building on prevention and response strategies that have been in place for many years, we created a new comprehensive 10-year Wildfire Resiliency Plan that includes improved defense strategies and operating practices for a more resilient system. This plan will be periodically updated and informed by observed experience as well as changes in observed landscape and climatic conditions.

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

We expect to spend approximately $330 million implementing the plan components over the life of the 10-year plan. The IPUC and WUTC have approved deferral of certain costs of the wildfire resiliency plan and seek recovery in future rate filings.

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

AVISTA CORPORATION

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

Clean Energy Goals

In April 2021, we announced an aspirational goal to reduce carbon emissions for natural gas 30 percent by 2030 and 100 percent by 2045. Examples of carbon emissions reduction strategies include the following:

•
Diversify or transition from fossil fuel-based natural gas to renewable natural gas,
•
Reduce natural gas consumption via conservation, energy efficiency and new technologies, and
•
Purchase carbon offsets as necessary.

Achieving the carbon emission reductions for the natural gas system will involve various pathways. The initial primary pathways include renewable natural gas (RNG), energy efficiency, customer voluntary RNG and carbon offset programs. See

AVISTA CORPORATION

“Item 7. Management’s Discussion and Analysis of Financial Condition – Environmental Issues and Contingencies” for further discussion on clean energy, including applicable regulations.

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

Future Resource Needs In April 2021, we filed our 2021 Natural Gas IRP with the WUTC, the IPUC and the OPUC. The IRP details projected growth in demand for energy and the new resources needed to serve customers over the next 20 years. We regard the IRP as a tool for resource evaluation, rather than an acquisition plan for a particular project. The IPUC and OPUC have formally acknowledged our IRP; the WUTC is still processing the IRP.

Highlights of the 2021 natural gas IRP include the following expectations and/or assumptions:

•
We anticipate having sufficient natural gas resources during the 20-year planning horizon.
•
Due to expected carbon legislation at the state levels through a cap and reduce mechanism (Oregon) or a social cost of carbon tax mechanism (Washington), we expect our retail natural gas rates to include a carbon price adder in Oregon and Washington, but not in Idaho.
•
Regional supply constraints are beginning to increase in their likelihood causing prices to act in a more volatile fashion. This volatility in pricing paired with supply side resource availability has made our procurement plan an increasingly important piece to manage customer rates, diversity of supply and peak day demand.
•
LNG exports, power generation and exports to Mexico will continue to add demand for natural gas.
•
We expect lower use per customer and an increased amount of demand side management (DSM). The combination of low-priced natural gas in addition to carbon fees or other programs has led to a higher potential for DSM measures.
•
We view renewable natural gas and low carbon fuels as an important component of our corporate environment strategy and decarbonization goals.

We will monitor these assumptions on an on-going basis and adjust our resource requirements accordingly.

We are required to file a natural gas IRP every two years and we anticipate our next IRP to be filed in 2023.

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

Retail rates are designed to provide an opportunity for us to recover allowable operating expenses and earn a return of and a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and write-offs as authorized by the utility commissions. Our operating expenses and rate base are allocated or directly assigned to five regulatory jurisdictions: electric in Washington and Idaho, and natural gas in Washington, Idaho and Oregon. In general, requests for new retail rates are made on the basis of revenues, operating expenses and net investment for a test year that ended prior to the date of the request, subject to possible adjustments, which differ among the various jurisdictions, designed to reflect the expected revenues, operating expenses and net investment during the period new retail rates will be in effect. The retail rates approved by the state commissions in a rate proceeding may not provide sufficient revenues to provide recovery of costs and a reasonable return on investment for a number of reasons, including, but not limited to, ongoing capital expenditures and unexpected changes in revenues and expenses following the time new retail rates are requested in the rate proceeding (known as “regulatory lag”), the denial by the commission of recovery, or timely recovery, of certain expenses or investment and the limitation by the commission of the authorized return on investment. In 2021, Washington enacted a multi-year rate plan and performance-based rate making. See “Item 7. Management’s Discussion and Analysis – Regulatory Matters – General Rate Cases” for further information.

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

AVISTA CORPORATION

Purchased Gas Adjustments (PGA) Under established regulatory practices in each state, Avista Utilities defers the recognition in the income statement of the natural gas costs that vary from the level currently recovered from our retail customers as authorized by each of our jurisdictions. See “Item 7. Management’s Discussion and Analysis – Regulatory Matters – Purchased Gas Adjustments” and “Note 23 of the Notes to Consolidated Financial Statements” for information on natural gas cost deferrals and recovery mechanisms in Washington, Idaho and Oregon.

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

Regional Energy Markets

The CAISO operates the Western Energy Imbalance Market (EIM) in the western United States. Most investor-owned utilities in the Pacific Northwest are either participants in the Western EIM or plan to integrate into the market in the near future. The Company has announced its decision to participate in the Western EIM and is slated to commence EIM operations by March

AVISTA CORPORATION

2022. The decision to join the Western EIM was based on a number of factors, including the amount of expected variable generating resources the Company will need to integrate within its balancing authority area in the foreseeable future, and the expected costs and benefits associated with joining the Western EIM. The EIM, among other things, facilitates regional load balancing by allowing certain generating plants to receive automated dispatch signals from the CAISO in five-minute intervals.

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

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2021	2020	2019
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$394,717	$377,785	$369,102
Commercial	326,173	303,972	317,589
Industrial	106,756	103,103	105,802
Public street and highway lighting	7,472	7,303	7,448
Total retail	835,118	792,163	799,941
Wholesale	89,768	77,277	73,232
Sales of fuel	63,673	28,773	48,040
Other	36,288	30,149	28,995
Alternative revenue programs	(19,525)	(4,361)	8,699
Deferrals and amortizations for rate refunds to customers	1,730	3,539	3,141
Total electric operating revenues	$1,007,052	$927,540	$962,048
ENERGY SALES (Thousands of MWhs):
Residential	3,955	3,807	3,766
Commercial	3,158	2,995	3,170
Industrial	1,666	1,615	1,691
Public street and highway lighting	17	18	18
Total retail	8,796	8,435	8,645
Wholesale	2,461	2,680	2,787
Total electric energy sales	11,257	11,115	11,432
ENERGY RESOURCES (Thousands of MWhs):
Hydro generation (from Company facilities)	3,598	3,651	3,520
Thermal generation (from Company facilities)	3,635	3,474	4,054
Purchased power	4,954	4,922	4,833
Power exchanges	(398)	(446)	(504)
Total power resources	11,789	11,601	11,903
Energy losses and Company use	(532)	(486)	(471)
Total energy resources (net of losses)	11,257	11,115	11,432
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	356,387	350,669	345,064
Commercial	44,110	43,497	42,930
Industrial	1,205	1,277	1,305
Public street and highway lighting	666	639	612
Total electric retail customers	402,368	396,082	389,911
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	11,098	10,857	10,914
Revenue per KWh (in cents)	9.98	9.92	9.80
Annual revenue per customer	$1,107.55	$1,077.33	$1,069.66
AVERAGE HOURLY LOAD (aMW)	1,113	1,064	1,081

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2021	2020	2019
RETAIL NATIVE LOAD at time of system peak (MW):
Winter	1,696	1,613	1,577
Summer	1,889	1,721	1,656
COOLING DEGREE DAYS: (1)
Spokane, WA
Actual	946	546	488
Historical average	546	537	531
% of average	173%	102%	92%
HEATING DEGREE DAYS: (2)
Spokane, WA
Actual	6,124	6,187	6,817
Historical average	6,596	6,651	6,613
% of average	93%	93%	103%

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

AVISTA CORPORATION

AVISTA UTILITIES NATURAL GAS OPERATING STATISTICS

	Years Ended December 31,
	2021	2020	2019
NATURAL GAS OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$221,405	$213,612	$196,430
Commercial	100,819	94,937	92,168
Interruptible	4,781	4,285	2,257
Industrial	3,015	2,843	3,006
Total retail	330,020	315,677	293,861
Wholesale	113,277	104,910	135,039
Transportation	8,547	7,917	8,674
Other	7,325	5,034	7,375
Alternative revenue programs	12,890	547	915
Deferrals and amortizations for rate refunds to customers	1,254	1,797	1,368
Total natural gas operating revenues	$473,313	$435,882	$447,232
THERMS DELIVERED (Thousands of Therms):
Residential	219,835	219,988	231,238
Commercial	130,399	127,659	140,578
Interruptible	16,013	14,854	9,138
Industrial	5,402	5,424	6,212
Total retail	371,649	367,925	387,166
Wholesale	356,891	542,372	590,802
Transportation	172,260	180,361	187,514
Interdepartmental and Company use	479	369	421
Total therms delivered	901,279	1,091,027	1,165,903
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	332,187	327,125	321,343
Commercial	36,448	36,164	35,804
Interruptible	42	40	45
Industrial	190	225	241
Total natural gas retail customers	368,867	363,554	357,433
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (therms)	662	672	720
Revenue per therm (in dollars)	$1.01	$0.97	$0.85
Annual revenue per customer	$666.51	$653.00	$611.28
HEATING DEGREE DAYS: (1)
Spokane, WA
Actual	6,124	6,187	6,817
Historical average	6,596	6,651	6,613
% of average	93%	93%	103%
Medford, OR
Actual	4,107	4,181	4,439
Historical average	4,254	4,281	4,291
% of average	97%	98%	103%

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

AVISTA CORPORATION

AEL&P owns and operates electric generation, transmission and distribution facilities located in Juneau. AEL&P operates five hydroelectric generation facilities with 102.7 MW of hydroelectric generation capacity. AEL&P owns four of these generation facilities (totaling 24.5 MW of capacity) and has a PPA for the entire output of the Snettisham hydroelectric project (totaling 78.2 MW of capacity).

The Snettisham hydroelectric project is owned by the Alaska Industrial Development and Export Authority (AIDEA), a public corporation of the State of Alaska. AIDEA issued revenue bonds in 1998 (which were refinanced in 2015) to finance its acquisition of the project. These bonds were outstanding in the amount of $48.8 million at December 31, 2021 and mature in January 2034. AEL&P has a PPA and operating and maintenance agreement with the AIDEA to operate and maintain the facility. This PPA is a take-or-pay obligation, expiring in December 2038, to purchase all of the output of the project. AIDEA's bonds are payable solely out of the revenues received under the PPA. Amounts payable by AEL&P under the PPA are equal to the required debt service on the bonds plus operating and maintenance costs.

This PPA is a finance lease and, as of December 31, 2021, the finance lease obligation was $48.8 million. Snettisham Electric Company, a non-operating subsidiary of AERC, has the option to purchase the Snettisham project at any time for a price equal to the principal amount of the bonds outstanding at that time. See "Note 5 of the Notes to Consolidated Financial Statements" for further discussion of the Snettisham finance lease obligation.

AEL&P also has 107.5 MW of diesel generating capacity from four facilities to provide back-up service to firm customers when necessary.

The following graph shows AEL&P's hydroelectric generation (in thousands of MWhs) during the time periods indicated below:

(1)
Normal hydroelectric generation is defined as the energy output of the plant during a year with average inflows to the reservoir.

As of December 31, 2021, AEL&P served approximately 17,400 customers. Its primary customers include city, state and federal governmental entities located in Juneau, as well as a mine located in the Juneau area. Most of AEL&P’s customers are served on a firm basis while certain of its customers, including its largest customer, are served on an interruptible sales basis. AEL&P maintains separate rate tariffs for each of its customer classes, as well as seasonal rates.

AVISTA CORPORATION

AEL&P’s operations are subject to regulation by the RCA with respect to rates, standard of service, facilities, accounting and certain other matters, but not with respect to the issuance of securities. Rate adjustments for AEL&P’s customers require approval by the RCA pursuant to RCA regulations.

AEL&P is also subject to the jurisdiction of the FERC with respect to permits and licenses necessary to operate certain of its hydroelectric facilities. One of these licenses (for the Lake Dorothy hydroelectric project) expires in 2053 while the other (for the Salmon Creek and Annex Creek hydroelectric projects) expires in 2058. Since AEL&P has no electric interconnection with other utilities and makes no wholesale sales, it is not subject to general FERC jurisdiction, other than the reporting and other requirements of the Public Utility Holding Company Act of 2005 as an Avista Corp. subsidiary.

The Snettisham hydroelectric project is subject to regulation by the State of Alaska with respect to dam safety and certain aspects of its operations. In addition, AEL&P is subject to regulation with respect to air and water quality, land use and other environmental matters under both federal and state laws.

AEL&P ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2021	2020	2019
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$18,940	$18,618	$17,134
Commercial and government	25,861	23,754	19,391
Public street and highway lighting	250	251	254
Total retail	45,051	42,623	36,779
Other	315	186	486
Total electric operating revenues	$45,366	$42,809	$37,265
ENERGY SALES (Thousands of MWhs):
Residential	160	157	143
Commercial and government	243	227	193
Public street and highway lighting	1	1	1
Total electric energy sales	404	385	337
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	14,919	14,840	14,755
Commercial and government	2,282	2,271	2,280
Public street and highway lighting	230	228	228
Total electric retail customers	17,431	17,339	17,263
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	10,773	10,581	9,692
Revenue per KWh (in cents)	11.84	11.86	11.98
Annual revenue per customer	$1,269.52	$1,254.58	$1,161.23
HEATING DEGREE DAYS: (1)
Juneau, AK
Actual	8,394	8,119	7,476
Historical average	8,335	8,351	8,041
% of average	101%	97%	93%

(1)
Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual heating degree days below historical average indicate warmer than average temperatures).

AVISTA CORPORATION

OTHER BUSINESSES

The following table shows our assets related to our other businesses, including intercompany amounts as of December 31, 2021 and 2020 (dollars in thousands):

Entity and Asset Type	2021	2020
Avista Capital
Unconsolidated equity investments	$91,057	$59,318
Note receivable – parent	1,404	8,743
Real estate investments	7,895	11,252
Notes receivable – third parties	17,474	18,065
Other assets	4,294	2,477
Alaska companies (AERC and AJT Mining)	10,034	9,803
Total	$132,158	$109,658

Avista Capital

•
Unconsolidated equity investments are primarily in emerging technology venture capital funds and companies, including an investment in a joint venture focused on local real estate development and economic growth.
•
Avista Edge is a wholly owned, unregulated, non-utility subsidiary of Avista Capital whose services initially support public electric utilities with advanced broadband networks and patented technology located at the electric meter, allowing their customers access to high-speed internet services.
•
Real estate consists of mixed use commercial, retail office space and land.
•
Other assets that consist of income tax receivables, machinery and equipment, cash and other deferred charges.

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

Avista Utilities' annual operating expenses and the costs associated with incremental investments in utility assets continue to grow at a faster rate than revenue. Our ability to recover these expenses and capital costs depends on the adequacy and timeliness of retail rate increases allowed by regulatory agencies, as well as managing inflationary pressures. We expect to periodically file for rate increases with regulatory agencies to recover our expenses and capital costs and provide an opportunity to earn a reasonable rate of return for shareholders. If regulators do not grant rate increases or grant substantially lower rate increases than our requests in the future or if recovery of deferred expenses is disallowed, it could have a negative effect on our financial condition, results of operations or cash flows. See further discussion of regulatory matters in "Item 7. Management's Discussion and Analysis – Regulatory Matters."

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

See further discussion at "Note 1 of the Notes to Consolidated Financial Statements – Regulatory Deferred Charges and Credits."

Operational Risk Factors

Wildfires ignited, or allegedly ignited, by Avista Corp. equipment or facilities, could cause significant loss of life and property, thereby causing serious operational and financial harm.

Our equipment may be the ignition source, or alleged cause of ignition, for wildfires and in the event of a fire caused by our equipment, we could potentially be held liable for resulting damages to life and property, as well as fire suppression costs. Also, wildfires could lead to extended operational outages of our equipment while we wait for the wildfire to be extinguished before restoring power, and the cost to implement rapid response or any repair to such facilities could be significant. Any wildfires caused by our equipment could cause significant damage to our reputation, which could erode shareholder, customer and community satisfaction with our Company. In addition, wildfires caused by our equipment could lead to increased insurance costs, loss of insurance coverage, the need to be self-insured or the need to consider non-traditional insurance coverage or other risk mitigation procedures. Wildfire risks may be exacerbated by increasing temperatures and/or decreasing precipitation due to climate change experienced in the region.

The COVID 19 pandemic is disrupting our business and could have a negative effect on our results of operations, financial condition and cash flows.

The COVID-19 pandemic is currently impacting our business, as well as the global, national and local economy. We cannot predict the full extent to which COVID-19 will impact our operations, results of operations, cash flows, financial condition or

AVISTA CORPORATION

capital resources. It is possible that the continued spread of COVID-19 and efforts to contain the virus may result in significant disruptions in various public, commercial or industrial activities, interruption to various supply chains upon which our operations depend, and cause employee absences which could interfere with operation and maintenance of the Company’s facilities. Any of these circumstances could adversely affect our operations, results of operations, financial condition and cash flows in many ways, including, but not limited to:

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

We cannot predict the duration and severity of the COVID-19 pandemic. The longer and more severe the business disruptions are, the greater the impact on our operations, results of operations, financial condition and cash flows will be.

We are subject to various operational and event risks.

Our operations are subject to operational and event risks that include:

•
severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, earthquakes, snow and ice storms, and heat waves due to normal weather variations as well as the impacts of climate change which could disrupt energy generation, transmission and distribution, as well as the availability and costs of materials, equipment, supplies, support services and general business operations,
•
blackouts or disruptions of interconnected transmission systems (the regional power grid),
•
unplanned outages at generating plants,
•
changes in the availability and cost of purchased power, fuel and natural gas, including delivery constraints,
•
explosions, fires, accidents, or mechanical breakdowns that could occur while operating and maintaining our generation, transmission and distribution systems,

AVISTA CORPORATION

•
property damage or injuries to third parties caused by our generation, transmission and distribution systems,
•
natural disasters that can disrupt energy generation, transmission and distribution, and general business operations,
•
terrorist attacks or other malicious acts that may disrupt or cause damage to our utility assets or the vendors we utilize, and
•
general workforce problems, including decreased employee engagement, which may impact strategy execution and negatively affect retention, ability to attract workers, and result in challenges in collective bargaining, possible work stoppages, and strikes. Retention of employees may also be negatively impacted by early retirements, insufficient remote work opportunities, and higher pay offered by national employers. Attractions of employees to support strategies may be affected by higher pay offered from other companies, more liberal remote work opportunities offered by other employers, and other work-life balance benefits afforded by other companies.

Disasters could affect the general economy, financial and capital markets, specific industries or our ability to conduct business. As protection against operational and event risks, we maintain business continuity and disaster recovery plans, maintain insurance coverage against some, but not all, potential losses and we seek to negotiate indemnification arrangements with contractors for certain event risks. However, insurance or indemnification agreements may not be adequate to protect us against liability, extra expenses and operating disruptions from all of the operational and event risks described above. In addition, we are subject to the risk that insurers and/or other parties will dispute or be unable to perform on their obligations to us. If insurance or indemnification agreements are unable to adequately protect us or reimburse us for out-of-pocket costs, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Climate Change Risk Factors

A trend of increasing average temperatures and its effects could cause significant direct and indirect impacts on Avista’s operations and results of operations.

Climate change may exacerbate existing risks related to weather and weather-related events. Potential direct effects of climate change include changes in the timing and magnitude of snowpack and streamflow, impacting hydro generation; timing and magnitude of changes in electric and gas load; increased weather-related stress on, or damage to, energy infrastructure; increased frequency and intensity of extreme weather events that may impact energy generation and delivery.

Indirect impacts associated with climate change may include increased costs to generate electricity or secure natural gas and deliver energy to customers; impacts to the timing or amount of operating revenues; increased costs to maintain or construct energy infrastructure in adaptation to a changing climate; increased costs or inability to obtain insurance coverage; and regional impacts to the economy or financial conditions of our customers. Indirect impacts also include risks associated with new and emerging laws and regulations, which could have a material adverse impact on our business and results of operations. See further discussion at “Item 7. Management's Discussion and Analysis – Environmental Issues and Contingencies".

AVISTA CORPORATION

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

Our technology may become obsolete before the end of its useful life. In addition, custom technology that is heavily relied upon by us may not be maintained and updated appropriately due to resource restraints, or other factors, which could cause technology failures or give rise to additional operational or security risks. Technology failures could result in significant adverse effects on our operations, results of operations, financial condition and cash flows.

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

Our strategic business plans could be affected by or result in any of the following:

•
disruptive innovations in the marketplace may outpace our ability to compete or manage our risk,
•
customers may have a choice in the future over the sources from which to receive their energy and we may not be able to compete,

AVISTA CORPORATION

•
potential difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and losses of key employees, challenges with respect to operating new businesses and other unanticipated risks and liabilities,
•
non-regulated investments may increase earnings volatility,
•
market or other conditions that could adversely affect our operations or require changes to our business strategy and could result in reduced assets and net income,
•
potential reputational risk arising from repeated general rate case filings, degradation in the quality of service, or from failed strategic investments and opportunities, which could erode shareholder, customer and community satisfaction with the Company, and
•
the risk of municipalization or other form of service territory reduction.

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

Legislative, regulatory and advocacy efforts at the local, state, national and international levels concerning climate change and other environmental issues could have significant impacts on our operations. The electric and natural gas utility industries are frequently affected by proposals to curb greenhouse gas and other air emissions. Various regulatory and legislative proposals have been made to limit or further restrict byproducts of combustion, including that resulting from the use of natural gas by our customers. In addition, regionally, there are a number of regulatory and legislative initiatives that have been passed which are designed to limit greenhouse gas emissions and increase the use of renewable sources of energy. Such legislation could restrict the operation and raise the costs of our power generation resources as well as the distribution of natural gas to our customers.

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

See “Item 7. Management's Discussion and Analysis – Environmental Issues and Contingencies" for discussion regarding environmental and other issues which may affect our operations, including legislation that was recently passed in Washington State.

We have contingent liabilities, including certain matters related to potential environmental liabilities, and cannot predict the outcome of these matters.

AVISTA CORPORATION

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

Financial Risk Factors

Weather (temperatures, precipitation levels, wind patterns and storms) has a significant effect on our results of operations, financial condition and cash flows. These effects could increase as climate changes occur.

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

The cost of natural gas supply is impacted by both supply-side factors (amount of natural gas production, level of natural gas in storage, volumes of natural gas imports and exports, regulatory restraints or costs on natural gas production and delivery) and demand-side factors (variations in winter and summer weather, level of economic growth, availability and prices of other fuels). Prices tend to increase with higher demand during periods of cold weather. Inter-regional natural gas pipelines and competition for supply can allow demand-driven price volatility in other regions of North America to affect prices in the Pacific Northwest. Increased costs adversely affect cash flows when we purchase natural gas for retail supply at prices above the amount allowed for recovery in retail rates. We defer differences between actual natural gas supply costs and the amount currently recovered in retail rates and we are generally allowed to recover substantially all of these differences after regulatory review. However, these deferred costs require cash outflows from the time of natural gas purchases until the costs are later recovered through retail sales.

The cost of power supply can be significantly affected by weather, and therefore is subject to trends in climate change. Precipitation (consisting of snowpack, its water content and runoff pattern plus rainfall) and other streamflow conditions (such as regional water storage operations) significantly affect hydroelectric generation capability. Variations in hydroelectric generation inversely affect our reliance on market purchases and thermal generation. To the extent that hydroelectric generation is less than normal, significantly more costly power supply resources must be acquired and the ability to realize net benefits

AVISTA CORPORATION

from surplus hydroelectric wholesale sales is reduced. Wholesale prices also vary based on wind patterns as wind generation capacity is material in the Pacific Northwest but its contribution to supply is inconsistent.

The price of power in the wholesale energy markets tends to be higher during periods of high regional demand, such as occurs with temperature extremes. Climate change may increase the frequency and magnitude of temperature extremes. We may need to purchase power in the wholesale market during peak price periods. The price of natural gas as fuel for natural gas-fired electric generation also tends to increase during periods of high demand which are often related to temperature extremes. We may need to purchase natural gas fuel in these periods of high prices to meet electric demands. The cost of power supply during peak usage periods may be higher than the retail sales price or the amount allowed in retail rates by our regulators. To the extent that power supply costs are above the amount allowed currently in retail rates, the difference is partially absorbed by the Company in current expense and is partially deferred or shared with customers through regulatory mechanisms.

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

AVISTA CORPORATION

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

AVISTA CORPORATION

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

Power and natural gas costs higher than those recovered in retail rates negatively impact cash flows. Amounts that are not allowed for deferral or which are not approved to become part of customer rates affect our results of operations.

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

AVISTA CORPORATION

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
(2)
Present capability is the maximum capacity of the plant under standard test conditions without exceeding specified limits of temperature, stress and environmental conditions. Information is provided as of December 31, 2021.
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

AVISTA CORPORATION

Electric Distribution and Transmission Plant

Avista Utilities owns and operates approximately 19,300 miles of primary and secondary electric distribution lines providing service to retail customers. We have an electric transmission system of approximately 700 miles of 230 kV line and approximately 1,600 miles of 115 kV line. We also own an 11 percent interest in approximately 500 miles of a 500 kV line between Colstrip, Montana and Townsend, Montana. Our transmission and distribution systems also include numerous substations with transformers, switches, monitoring and metering devices and other equipment.

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
(2)
Present capability is the maximum capacity of the plant under standard test conditions without exceeding specified limits of temperature, stress and environmental conditions. Information is provided as of December 31, 2021.
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

AVISTA CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Avista Corp. Market Information and Dividend Policy

Avista Corp.'s common stock is listed on the New York Stock Exchange under the ticker symbol “AVA.” As of January 31, 2022, there were 6,574 registered shareholders of our common stock.

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

ITEM 6. [REMOVED AND RESERVED]

AVISTA CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 financial statement items and year-to-year comparisons between 2021 and 2020. Discussion of 2019 financial statement items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Business Segments

As of December 31, 2021, we have two reportable business segments, Avista Utilities and AEL&P. We also have other businesses which do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp. See "Part I, Item 1. Business – Company Overview" for further discussion of our business segments.

The following table presents net income (loss) attributable to Avista Corp. shareholders for each of our business segments (and the other businesses) for the year ended December 31 (dollars in thousands):

	2021	2020	2019
Avista Utilities	$125,558	$124,810	$183,977
AEL&P	7,224	8,095	7,458
Other	14,552	(3,417)	5,544
Net income attributable to Avista Corporation shareholders	$147,334	$129,488	$196,979

Executive Level Summary

Overall Results

Net income attributable to Avista Corp. shareholders was $147.3 million for 2021, an increase from $129.5 million for 2020.

Avista Utilities' net income increased primarily due to general rate cases, including the impact of the timing of recognition of income taxes, and non-decoupled revenue growth and customer growth. These increases were partially offset by higher power supply costs, increased other operating expenses, and increased depreciation due to plant additions during the year. In addition, 2020 included an accrual for customer refunds related to the outcome of our 2015 Washington General rate case, an accrual for disallowed replacement power during an unplanned outage at Colstrip and a contribution to the Colstrip community fund, all of which decreased net income in 2020.

AEL&P net income decreased slightly, primarily due to higher other operating costs compared to 2020.

The increase in net income at our other businesses was primarily due to increased net investment gains in 2021.

More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses).

Summer Weather Conditions

The Pacific Northwest experienced hot and dry weather conditions throughout the second and third quarters of 2021 compared to normal weather conditions for these times of year. These weather conditions resulted in higher than usual customer loads, as well as lower than usual hydroelectric generation. In these periods, we often have excess generation to sell into the wholesale markets, which benefits our net power supply costs. This did not occur at expected levels in 2021 primarily due to the hot and dry weather conditions throughout the Pacific Northwest.

As a result of our lower than normal hydroelectric generation capability and in order to serve higher than usual loads, we were required to rely more heavily than usual on purchased power and our thermal generation, which in turn resulted in higher than

AVISTA CORPORATION

authorized resource costs due to higher volumes of energy and fuel purchased and higher market prices of each. In 2021, we recognized a pre-tax expense of $7.7 million under the ERM, compared to $6.2 million of pre-tax benefit recognized in 2020.

These hot conditions had minimal impact on reported revenues, as the majority of the increase in revenues associated with the increased usage was offset with adjustments under the decoupling mechanisms that cover a majority of our customers.

COVID-19 Pandemic

The COVID-19 pandemic is impacting our business, as well as the global, national and local economies. However, through 2021 the economies in our service territory have opened, and the impacts of the pandemic have been less severe than 2020. The pandemic has affected and may continue to affect our operations, results of operations, financial condition, liquidity and cash flows in the following ways:

Operations

We continue to experience supply chain delays due to the effects of the COVID-19 pandemic that have impacted the delivery times of some of our materials and equipment. The delays are being managed with minimal impact. The issues that could potentially result from future delays are being proactively mitigated through several planning and review activities, but could have an impact on our planned projects going forward.

It is possible that COVID-19 could have a negative impact on the ability of suppliers or contractors to perform, which could increase operating costs and delay and/or increase the costs of capital projects.

Results of Operations

We observed economic recovery and improvement in employment during 2021. We received accounting orders in each of our jurisdictions to defer the recognition of COVID-19 expenses as well as identified cost savings of other COVID-19 related benefits. COVID-19 deferred regulatory assets and liabilities as of December 31, 2021 and December 31, 2020 were as follows:

	December 31,	December 31,
	2021	2020
Regulatory asset	$13,591	$8,166
Regulatory liability	(12,500)	(10,949)
Total	$1,091	$(2,783)

Financial Condition, Liquidity and Cash Flows

After considering the impacts of COVID-19, and the planned issuances of long-term debt and equity during 2022, we expect net cash flows from operations, together with cash available under our committed lines of credit, to provide adequate resources to fund capital expenditures, dividends and other contractual commitments.

We cannot predict the duration and severity of the COVID-19 pandemic or if emerging variants will result in the reimplementation of economic restrictions. The longer and more severe the economic restrictions and business disruption, the greater the impact on our operations, results of operations, financial condition and cash flows.

General Rate Cases and Regulatory Lag

We experienced regulatory lag during 2021 and we expect this to continue through the end of 2022 due to our continued investment in utility infrastructure. In 2021, we concluded general rates cases in each of our jurisdictions. The settlement of these cases provided rate relief in 2021. Going forward, we will continue to strive to reduce the regulatory timing lag and more closely align our earned returns with those authorized by 2023. This will require adequate and timely rate relief in all our jurisdictions. We have filed multi-year electric and natural gas general rate cases in Washington in January 2022. See "Regulatory Matters" for additional discussion of the general rate cases.

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

Avista Utilities

Washington General Rate Cases and Other Proceedings

2019 General Rate Cases

In March 2020, we received an order from the WUTC that approved a partial multi-party settlement. The approved rates were designed to increase annual base electric revenues by $28.5 million, or 5.7 percent, and annual natural gas base revenues by $8.0 million, or 8.5 percent, effective April 1, 2020. The revenue increases incorporate a 9.4 percent return on equity (ROE) with a common equity ratio of 48.5 percent and a rate of return (ROR) on rate base of 7.21 percent.

As part of the WUTC order, we are returning approximately $40 million from the ERM rebate to customers over a two-year period.

Included in the WUTC order is the acceleration of depreciation of Colstrip Units 3 & 4 to reflect a remaining useful life through December 31, 2025. The order utilized certain electric tax benefits associated with the 2018 tax reform to partially offset these increased costs. The order also set aside $3 million for community transition efforts to mitigate the impacts of the eventual closure of Colstrip, half funded by customers and half funded by our shareholders. See “Colstrip” section for further information on on-going issues and disputes regarding the eventual closure of Colstrip.

Lastly, the order included the extension of electric and natural gas decoupling mechanisms through March 31, 2025, with one modification in that new customers added after any test period will not be decoupled until included in a future test period.

2020 General Rate Cases

In September 2021, we received an order from the WUTC that approved a partial multi-party settlement and resolved all remaining issues for the electric and natural gas general rate cases with the WUTC. The approved rates are designed to increase annual base electric revenues by $13.6 million, or 2.6 percent, and annual natural gas base revenues by $8.1 million, or 7.7 percent, effective October 1, 2021. The revenue increases incorporate a 9.4 percent ROE with a common equity ratio of 48.5 percent and a ROR of 7.12 percent.

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

The WUTC order also approves the Company's request to defer incremental wildfire expenses incurred during 2021, as well as the Company's use of a wildfire balancing account to track the level of expense associated with wildfire resiliency going forward.

2022 General Rate Cases

AVISTA CORPORATION

In January 2022, we filed multi-year electric and natural gas general rate cases with the WUTC. The proposed rates are designed to increase annual base electric revenues by $52.9 million (or 9.6 percent of base revenues), effective in December 2022, and $17.1 million (or 2.8 percent of base revenues), effective in December 2023. For natural gas, the proposed rates are designed to increase annual base natural gas revenues by $10.9 million (or 9.5 percent of base revenues), effective in December 2022, and $2.2 million (or 1.7 percent of base revenues), effective in December 2023.

We are proposing to offset part of the base rate request with a Residual Tax Customer Credit that arose out of the Company’s Washington electric and natural gas general rate cases that went into effect on October 1, 2021. The order for those general rate cases stipulated that the residual tax customer credit was to be flowed through to customers over a 10-year period beginning in 2023; however, we are now proposing that this credit be incrementally flowed through to customers over a two-year period. The estimated benefits to customers of this credit would be $25.5 million for electric customers and $12.5 million for natural gas customers over a two-year period from December 2022 to December 2024.

The proposed electric and natural gas revenue increase requests are based on a 10.25 percent ROE with a common equity ratio of 48.5 percent and a rate of ROR base of 7.3 percent. Increasing fixed expenses and ongoing capital investments (including replacement of wood poles and natural gas distribution pipe, continued investment in the wildfire resiliency plan, and technology) were the main drivers of proposed increases. As a part of the multi-year rate plan, if approved, we would not file a new general rate case for a new rate plan to be effective prior to December 2024. The WUTC has up to eleven months to review the general rate case filings and issue a decision.

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

Idaho General Rate Cases and Other Proceedings

2021 General Rate Cases

In January 2021, we filed electric and natural gas general rate cases with the IPUC.

In September 2021, the IPUC approved the all party settlement agreement. The approved rates under the settlement agreement are designed to increase annual base electric revenues by $10.6 million, or 4.3 percent, effective September 1, 2021, and $8.0 million, or 3.1 percent, effective September 1, 2022. For natural gas, the proposed rates under the settlement agreement are designed to decrease annual base natural gas revenues by $1.6 million, or 3.7 percent, effective September 1, 2021, and increase annual base revenues by $0.9 million, or 2.2 percent, effective September 1, 2022. The parties have agreed to use the tax customer credits, related to flow through of certain tax items, included in our original filing to offset overall proposed changes to electric and natural gas rates over the two-year plan.

The settlement incorporates 9.4 percent ROE with a common equity ratio of 50 percent and a ROR of 7.05 percent.

AVISTA CORPORATION

2023 General Rate Cases

We expect to file electric and natural gas general rate cases with IPUC in the first half of 2023.

Oregon General Rate Cases and Other Proceedings

2020 General Rate Case

In March 2020, we filed a natural gas general rate case with the OPUC. Through several settlement stipulations the parties resolved all issues and, in December 2020, the OPUC approved all stipulations.

The new rates were designed to increase annual base revenue by $3.9 million, or 5.7 percent effective January 16, 2021, reflecting an ROE of 9.4 percent, with a common equity ratio of 50 percent and a ROR of 7.24 percent.

2021 General Rate Case

In October 2021, we filed a natural gas general rate case with the OPUC. The proposal is designed to increase overall natural gas base revenue by $3.8 million and is based on a proposed ROR of 7.35 percent with a common equity ratio of 50 percent and a 9.9 percent ROE. We have proposed that the increase be fully offset for a two-year period with tax customer credits (related to the flow through of certain tax items) of the same amount.

In January 2022, a partial settlement stipulation was filed with the OPUC that addressed cost of capital issues. The parties agreed to an overall ROR of 7.05 percent based on a 50 percent common equity ratio and ROE of 9.4 percent.

Alaska Electric Light and Power Company

AEL&P is required to file its next general rate case by August 30, 2022.

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to Avista Utilities' customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in base retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a net asset of $21.0 million as of December 31, 2021 and $1.4 million as of December 31, 2020. These deferred natural gas cost balances represent amounts due from customers.

The following PGAs went into effect in our various jurisdictions during 2019 through 2022:

Jurisdiction	PGA Effective Date	Percentage Increase / (Decrease) in Billed Rates
Washington	November 1, 2019	10.4%
	November 1, 2020	(0.1)%
	November 1, 2021	10.6%
Idaho	November 1, 2019	5.6%
	November 1, 2020	0.7%
	September 1, 2021	13.5%
	February 1, 2022	7.6%
Oregon	November 1, 2019	4.7%
	November 1, 2020	2.8%
	November 1, 2021	9.6%

Power Cost Deferrals and Recovery Mechanisms

Deferred power supply costs are recorded as a deferred charge or liability on the Consolidated Balance Sheets for future prudence review and recovery or rebate through retail rates. The power supply costs deferred include certain differences

AVISTA CORPORATION

between actual net power supply costs incurred by Avista Utilities and the costs included in base retail rates. These differences primarily result from changes in:

•
short-term wholesale market prices and sales and purchase volumes,
•
the level, availability and optimization of hydroelectric generation,
•
the level, availability and optimization of thermal generation (including changes in fuel prices),
•
retail loads, and
•
sales of surplus transmission capacity.

For our Washington customers, the ERM is an accounting method used to track certain differences between Avista Utilities' actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates. Total net deferred power costs under the ERM were liabilities of $11.9 million as of December 31, 2021 and $37.9 million as of December 31, 2020. These deferred power cost balances represent amounts due to customers.

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

Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million (in either direction), we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers. The cumulative rebate balance as of December 31, 2019 exceeded $30 million and as a result, our 2019 filing contained a proposed rate refund. The ERM proceeding was considered with our 2019 general rate case proceeding and a refund was approved and is being returned to customers over a two-year period that began on April 1, 2020. See further discussion in the section "Washington General Rate Cases" above.

Avista Utilities has a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were an asset of $10.8 million as of December 31, 2021 and $2.5 million as of December 31, 2020. These deferred power cost balances represent amounts due from customers.

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

AVISTA CORPORATION

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

Washington Decoupling and Earnings Sharing

In our 2019 Washington general rate cases, the WUTC approved an extension of the mechanisms for an additional five-year term through March 31, 2025, with one modification in that new customers added after any test period would not be decoupled until included in a future test period.

The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations are made for the calendar year just ended. These earnings tests reflect actual decoupled revenues, normalized power supply costs and other normalizing adjustments. If we earn more than our authorized ROR in Washington, 50 percent of excess earnings are rebated to customers through adjustments to existing decoupling surcharge or rebate balances. We have proposed to modify this earnings test in our 2022 general rate case, so that if the Company earns more than 0.5 percent higher than the ROR authorized by the WUTC in the multi-year rate plan, the Company would defer these excess revenues and later return them to customers.

Idaho FCA Mechanism

In Idaho, the IPUC approved the extensions of FCAs for electric and natural gas through March 31, 2025.

Oregon Decoupling Mechanism

In Oregon, we have a decoupling mechanism for natural gas. An earnings review is conducted on an annual basis. In the annual earnings review, if we earn more than 100 basis points above our allowed return on equity, one-third of the earnings above the 100 basis points would be deferred and later rebated to customers.

Cumulative Decoupling and Earnings Sharing Balances

Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $15.2 million as of December 31, 2021 and $21.3 million as of December 31, 2020. These decoupling assets represent amounts due from customers. Total net earnings sharing balances among all jurisdictions were regulatory liabilities of $0.7 million as of December 31, 2021 and December 31, 2020. These earnings sharing liabilities represent amounts due to customers.

See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2021 and 2020 related to the decoupling and earnings sharing mechanisms.

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

AVISTA CORPORATION

2021 compared to 2020

The following graph shows the total change in net income attributable to Avista Corp. shareholders for 2021 to 2020, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities primarily due to increased loads from non-decoupled customers as a result of reduced COVID-19 restrictions during 2021, as well as weather that was warmer than normal and warmer than the prior year. In addition, utility revenues increased due to general rate increases in Oregon (effective January 16, 2021) and Washington (effective April 1, 2020), as well as customer growth. In addition, in 2020 there was a $4.9 million decrease to revenue due to the outcome of the 2015 Washington general rate cases.

Utility resource costs increased at Avista Utilities due to increased purchased power, fuel for generation and other fuel costs, as well as higher natural gas purchases. See "Summer Weather Conditions" in the Executive Level Summary above for further discussion of increased net power supply costs.

The increase in utility operating expenses was primarily due to increases in insurance, information technology, and labor and benefits costs at Avista Utilities, as well as a $2.5 million write off of Colstrip SmartBurn technology assets disallowed under the Washington general rate case settled during 2021. The increases were partially offset by an accrual recorded in 2020 for disallowed replacement power during an unplanned outage at Colstrip.

Utility depreciation and amortization increased primarily due to additions to utility plant during the period. This was partially offset by a one-time increase to depreciation expense in 2020 as we were able to utilize $10.9 million ($8.4 million when tax-effected) of electric tax benefits to offset costs associated with accelerating the deprecation of Colstrip based on a settlement in Washington.

Income taxes increased primarily due to a decrease in tax expense during 2020 related to the offset of $8.4 million of deferred income taxes against accelerated depreciation for Colstrip based on a settlement in Washington and an increase in pre-tax earnings. This was offset by a change in tax methodology to the flow through method for certain items in 2021, as accepted by IPUC and WUTC through our general rate cases. Our effective tax rate was 7.5 percent in 2021 compared to 5.2 percent in 2020. See “Note 12 of the Notes to Condensed Consolidated Financial Statements” for further details and a reconciliation of our effective tax rate.

The increase in other was primarily related to net investment gains during 2021, compared to net investment losses experienced during 2020 (including impairment and write off of notes receivable). Additionally, other increased due to the gain on sale of certain subsidiary assets associated with the Spokane Steam Plant in 2021.

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

2021 compared to 2020

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

AVISTA CORPORATION

Total electric operating revenues in the graph above include intracompany sales of $28.7 million and $36.4 million for 2021 and 2020, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the years ended December 31 (dollars in thousands):

	Electric Operating Revenues
	2021	2020
Current year decoupling deferrals (a)	$(6,053)	$11,449
Amortization of prior year decoupling deferrals (b)	(13,472)	(15,810)
Total electric decoupling revenue	$(19,525)	$(4,361)
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

Total electric revenues increased $79.6 million for 2021 as compared to 2020. The primary fluctuations that occurred during the period were as follows:

•
a $43.0 million increase in retail electric revenues due to an increase in total MWhs sold (increased revenues $34.3 million), as well as an increase in revenue per MWh (increased revenues $8.7 million).

AVISTA CORPORATION

•
The increase in total retail MWhs sold was primarily the result of weather that was warmer than normal throughout the summer months, which increased cooling loads. Cooling degree days in Spokane during 2021 were 73 percent above historical norms, compared to 2 percent above historical norms in 2020. Also, there was a lifting of COVID-19 restrictions throughout 2021, which contributed to the increased loads and customer growth. Compared to 2020, use per residential customer increased 2.2 percent, and use per commercial customer increased 4.0 percent.
•
The increase in revenue per MWh was primarily due to base rate increases in Washington, effective April 1, 2020, as well as passthrough rate changes, which do not have an impact on utility margin, such as the residential exchange program, low income rate assistance program, the ERM and PCA amortization rates and decoupling.
•
a $12.5 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $20.5 million), partially offset by a decrease in sales volumes (decreased revenues $8.0 million). The fluctuation of volumes was due to our need to utilize our thermal generation assets more than normal due to lower than normal hydroelectric generation and increased customer loads, which limited our opportunities to sell generation in the wholesale power markets compared to 2020.
•
a $34.9 million increase in sales of fuel due to thermal generation resource optimization activities.
•
a $15.1 million decrease in electric decoupling revenue. This is primarily due to 2020 resulting in surcharges to non-residential customers, which had lower usage due to COVID-19 restrictions. In 2021, we experienced a rebate position due to higher than normal usage from warmer than normal weather in the cooling season, as well as lifting COVID-19 restrictions.
•
a $4.5 million increase in other revenues primarily due to an increase in transmission revenues of $2.8 million as well as an accrual for customer refunds recorded in 2020 for $1.4 million related to our 2015 Washington general rate case.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the years ended December 31 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues, and deferrals/amortizations to customers related to federal income tax law changes.

AVISTA CORPORATION

Total natural gas operating revenues in the graph above include intracompany sales of $58.6 million and $49.6 million for 2021 and 2020, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in natural gas operating revenues for the years ended December 31 (dollars in thousands):

	Natural Gas Operating Revenues
	2021	2020
Current year decoupling deferrals (a)	$11,129	$1,797
Amortization of prior year decoupling deferrals (b)	1,761	(1,250)
Total natural gas decoupling revenue	$12,890	$547
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

Total natural gas revenues increased $37.4 million for 2021 as compared to 2020. The primary fluctuations that occurred during the period were as follows:

•
a $14.3 million increase in retail natural gas revenues (including industrial, which is included in other) due to higher retail rates (increased revenues $11.0 million), and higher sales volumes (increased revenues $3.3 million).
•
Retail rates increased due to general rate increases in Oregon (effective January 16, 2021), and Washington (effective April 1, 2020). Increases were also due to PGA rate increases, which do not impact utility margin.
•
Retail natural gas sales increased primarily due to higher commercial and industrial usage, as well as slight residential customer growth.
•
an $8.4 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $67.2 million) offset by a decrease in volumes (decreased revenues $58.8 million) due to fewer resource optimization opportunities. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.

AVISTA CORPORATION

•
a $12.4 million increase in decoupling revenues primarily increased in decoupling revenues related to warmer weather in 2021 compared to 2020. In addition, during 2020 we were amortizing decoupling surcharges, whereas in 2021 we are amortizing decoupling rebates.
•
a $2.9 million increase in other revenues primarily related to an accrual in 2020 of $3.6 million for customer refunds related to our 2015 Washington general rate case.

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the years ended December 31 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $58.6 million and $49.6 million for 2021 and 2020, respectively.

Total electric resource costs increased $73.3 million for 2021 as compared to 2020. The primary fluctuations that occurred during the period were as follows:

•
a $21.2 million increase in power purchased due to an increase in wholesale prices (increased costs by $18.6 million), and an increase in the volume of power purchases (increased costs by $2.6 million). The fluctuation in volumes was primarily the result of changes in how we were able to optimize our generation assets as compared to the prior year. Additionally, over the summer months of 2021, we had increased customer loads and lower than normal hydroelectric generation as a result of excessive heat in the Pacific Northwest, which contributed to our need to purchase power at increased prices. See "Summer Weather Conditions" in the Executive Level Summary above.
•
a $48.4 million increase in fuel for generation primarily due to a decrease in hydroelectric generation requiring additional thermal generation. There was also an increase in natural gas prices in 2021 compared to 2020.
•
a $25.7 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
•
a $22.0 million decrease in other electric resource costs, primarily related to the deferral of increased power supply costs above authorized. There was also increased amortizations associated with the Washington ERM.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $28.7 million and $36.4 million for 2021 and 2020, respectively.

Total natural gas resource costs increased $24.9 million for 2021 as compared to 2020. The primary fluctuations that occurred during the period were as follows:

•
a $38.7 million increase in natural gas purchased due to increases in the price of natural gas (increased costs by $100.0 million) which was partially offset by a decrease in total therms purchased (decreased costs $61.3 million).
•
a $13.8 million decrease from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 24 of the Notes to Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the years ended December 31 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$1,007,052	$927,540	$473,313	$435,882	$(87,366)	$(85,954)	$1,392,999	$1,277,468
Resource costs	337,866	264,595	242,789	217,902	(87,366)	(85,954)	493,289	396,543
Utility margin	$669,186	$662,945	$230,524	$217,980	$—	$—	$899,710	$880,925

Electric utility margin increased $6.2 million and natural gas utility margin increased $12.5 million.

Electric utility margin increased primarily due to customer growth and a general rate increase in Washington, effective April 1, 2020. In addition, 2020 included an accrual for customer refunds of $1.4 million related to our 2015 Washington general rate case. This was partially offset by an increase in net power supply costs as compared to the prior year due, in part, to the hot, dry weather conditions experienced in 2021 (see "Summer Weather Conditions" in the Executive Level Summary above). For 2021, we had a $7.7 million pre-tax expense under the ERM in Washington, compared to a $6.2 million pre-tax benefit in 2020.

Natural gas utility margin increased primarily due to general rate increases in Oregon (effective January 16, 2021) and Washington (effective April 1, 2020) as well as customer growth. The 2020 accrual for customer refunds of $3.5 million related to our 2015 Washington general rate case also contributed to the increase year over year.

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

Results of Operations - Alaska Electric Light and Power Company

2021 compared to 2020

Net income for AEL&P was $7.2 million for the year ended December 31, 2021, compared to $8.1 million for 2020. This decrease was primarily due a $1.0 million increase in other operating expenses.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the years ended December 31 (dollars in thousands):

	Electric
	2021	2020
Operating revenues	$45,366	$42,809
Resource costs	3,834	1,966
Utility margin	$41,532	$40,843

Utility margin increased slightly for 2021 primarily due to higher sales volumes to residential and commercial customers for 2021 as compared to 2020.

Results of Operations - Other Businesses

2021 compared to 2020

Our other businesses had net income of $14.6 million for 2021 compared to net loss of $3.4 million for 2020. The increase in net income primarily relates to net investment gains during 2021.

Accounting Standards to be Adopted in 2022

At this time, we are not expecting the adoption of accounting standards to have a material impact on our financial condition, results of operations and cash flows in 2022. For information on accounting standards adopted in 2021 and accounting standards expected to be adopted in future periods, see “Note 2 of the Notes to Consolidated Financial Statements.”

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The following accounting policies represent those that our management believes are particularly important to the consolidated financial statements and require the use of estimates and assumptions:

•
Regulatory accounting, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 980, Regulated Operations, among other things, requires that costs and/or obligations that, in our judgement, are probable of recovery through rates charged to our customers, but are not yet reflected in rates, not be reflected in our Consolidated Statements of Income until the period in which they are reflected in rates and matching revenues are recognized. Meanwhile, these costs and/or obligations are deferred and reflected on our Consolidated Balance Sheets as regulatory assets or liabilities. We generally receive regulatory orders before deferring costs as regulatory assets and liabilities; however, in certain instances in which we have regulatory precedent, we may not request an order before deferring the costs. If we were no longer allowed to apply regulatory accounting or no longer allowed recovery of these costs, we could be required to recognize significant write-offs of regulatory assets and liabilities in the Consolidated Statements of Income. See "Notes 1, 4 and 23 of the Notes to Consolidated Financial Statements" for further discussion of our regulatory accounting policy and mechanisms.
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

Pension Plans and Other Postretirement Benefit Plans - Avista Utilities

We have a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities that were hired prior to January 1, 2014. For substantially all regular non-union full-time employees at Avista Utilities who were hired on or after January 1, 2014, a defined contribution 401(k) plan replaced the defined benefit pension plan. Union employees hired on or after January 1, 2014 are still covered under the defined benefit pension plan. See “Note 11 of the Notes to Consolidated Financial Statements” for further discussion of these individual plans.

Pension costs (including the SERP) were $19.3 million for 2021, $22.3 million for 2020 and $26.9 million for 2019. Of our pension costs (excluding the SERP), approximately 60 percent are expensed and 40 percent are capitalized consistent with labor charges. The costs related to the SERP are expensed. Our costs for the pension plan are determined in part by actuarial formulas that are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

We have to make estimates and assumptions as to many of these factors. In accordance with accounting standards, changes in pension plan obligations associated with these factors may not be immediately recognized as pension costs in our Consolidated Statements of Income, but we generally recognize the change in future years over the remaining average service period of pension plan participants. As such, our costs recorded in any period may not reflect the actual level of cash benefits provided to pension plan participants.

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

AVISTA CORPORATION

The following chart reflects the assumptions used each year for the pension discount rate (exclusive of the SERP), the expected long-term return on plan assets and the actual return on plan assets and their impacts to the pension plan associated with the change in assumption (dollars in millions):

	2021	2020	2019
Discount rate (exclusive of SERP)
Pension discount rate	3.39%	3.25%	3.85%
Increase/(decrease) to projected benefit obligation	$(15.6)	$62.6	$41.7
Return on plan assets (a)
Expected long-term return on plan assets	5.40%	5.50%	5.90%
Increase/(decrease) to pension costs	$0.7	$2.5	$(2.2)
Actual return on plan assets, net of fees	7.10%	15.20%	20.40%
Actual gain on plan assets	$50.4	$96.6	$109.9
(a)
The SERP has no plan assets. The plan assets in this disclosure are for the pension plan only.

The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage (dollars in millions):

Actuarial Assumption	Change in Assumption	Effect on Projected Benefit Obligation		Effect on Pension Cost
Expected long-term return on plan assets	(0.5)%	$—	*	$3.6
Expected long-term return on plan assets	0.5%	—	*	(3.6)
Discount rate	(0.5)%	58.2		5.3
Discount rate	0.5%	(51.7)		(4.7)

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

We design operating and capital budgets to control operating costs and to direct capital expenditures to projects that support immediate and long-term strategies, particularly for our regulated utility operations. In addition to operating expenses, we have continuing commitments for capital expenditures for construction and improvement of utility facilities.

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

AVISTA CORPORATION

authorized net power supply costs through general rate case decisions. Factors beyond our control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to:

•
increases in demand (due to either climate change/weather or customer growth),
•
reduced snowpack or lower streamflows (due to climate change/weather) for hydroelectric generation,
•
unplanned outages at generating facilities, and
•
failure of third parties to deliver on energy or capacity contracts.

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

Material contractual obligations arising in the normal course of business include energy purchase contracts, and contractual obligations related to generation facilities and transmission and distributions services. See "Note 13 of the Notes to Consolidated Financial Statements" for additional information related to these contractual obligations.

Additional capital resource requirements include borrowings and interest payment obligations (see "Notes 14-17 of the Notes to Consolidated Financial Statements"), lease obligations (see "Note 5 of the Notes to Consolidated Financial Statements"), pension and other postretirement benefit plan contributions (see "Note 11 of the Notes to Consolidated Financial Statements") and investment fund commitments (see "Note 6 of the Notes to Consolidated Financial Statements").

As of December 31, 2021, we had $82.0 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in June 2026 and AEL&P's $25.0 million credit facility that expires in November 2024, we believe that we have adequate liquidity to meet our needs for the next 12 months.

Review of Consolidated Cash Flow Statement

2021 compared to 2020

Consolidated Operating Activities

Net cash provided by operating activities was $267.3 million for 2021 compared to $331.0 million for 2020. The decrease in net cash provided by operating activities primarily relates to an increase in power and natural gas cost deferrals (reflecting higher power and natural gas supply costs), which decreased cash flows by $51.8 million in 2021 compared to decreasing cash flows by $9.9 million in 2020. In addition, the provision for deferred taxes increased in 2021 less than it did during 2021, decreasing operating cash flows by $33.7 million compared to 2020. Finally, there was also an increase in pension contributions made during the year, from $22.0 million in 2020 to $42.0 million in 2021.

These decreases were partially offset by changes in certain current assets and liabilities, which increased cash flows by $26.3 million.

Consolidated Investing Activities

Net cash used in investing activities was $444.9 million for 2021, an increase compared to $410.7 million for 2020. During 2021, we paid $439.9 million for utility capital expenditures, compared to $404.3 million for 2020.

AVISTA CORPORATION

Consolidated Financing Activities

Net cash provided by financing activities was $185.5 million for 2021 compared to $84.0 million for 2020. The increase in financing cash flows was primarily the result of changes in short-term borrowings of $63.8 million compared to 2020. In addition, there was an increase in proceeds from issuance of common stock of $17.8 million compared to 2020.

Capital Resources

Capital Structure

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$257,386	5.4%	$7,184	0.2%
Short-term borrowings	284,000	6.0%	203,000	4.6%
Long-term debt to affiliated trusts	51,547	1.1%	51,547	1.2%
Long-term debt and leases	2,010,168	42.2%	2,125,065	48.0%
Total debt	2,603,101	54.7%	2,386,796	54.0%
Total Avista Corporation shareholders’ equity	2,154,744	45.3%	2,029,726	46.0%
Total	$4,757,845	100.0%	$4,416,522	100.0%

Our shareholders’ equity increased $125.0 million during 2021 primarily due to net income and the issuance of common stock, partially offset by dividends.

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.

Committed Lines of Credit

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million. In June 2021, we entered into an amendment that extends the expiration date to June 2026, with the option to extend for an additional one year period (subject to customary conditions). As of December 31, 2021, there was $82.0 million of available liquidity under this line of credit.

The Avista Corp. credit facility contains customary covenants and default provisions, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of December 31, 2021, we were in compliance with this covenant with a ratio of 54.7 percent.

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.'s committed line of credit were as follows as of and for the year ended December 31 (dollars in thousands):

	2021	2020
Balance outstanding at end of year	$284,000	$102,000
Letters of credit outstanding at end of year (1)	$34,000	$27,618
Maximum balance outstanding during the year	$338,000	$310,000
Average balance outstanding during the year	$208,629	$138,890
Average interest rate during the year	1.14%	1.59%
Average interest rate at end of year	1.11%	1.22%
(1)
Letters of credit represent off-balance sheet obligations.

AEL&P has a $25.0 million committed line of credit with an expiration date in November 2024. As of December 31, 2021, there was $25.0 million of available liquidity under this line of credit.

AVISTA CORPORATION

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of December 31, 2021, AEL&P was in compliance with this covenant with a ratio of 51.9 percent.

As of December 31, 2021, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

In April 2020, we entered into a $100.0 million credit agreement with an expiration date of April 2021. We borrowed the entire $100.0 million available under this agreement in April 2020 and repaid the outstanding balance in April 2021. See "Note 15 of the Notes to Consolidated Financial Statements."

Long-Term Debt

In September 2021, we issued and sold $70.0 million of 2.90 percent first mortgage bonds due in 2051 pursuant to a bond purchase agreement with institutional investors in the private placement market. We issued and sold the remaining $70.0 million under this same bond agreement in December 2021. The total net proceeds from the sale of the bonds were used to repay a portion of the outstanding balance under our $400.0 million committed line of credit. In connection with the pricing of the first mortgage bonds in September 2021, we cash-settled four interest rate swap derivatives (notional aggregate amount of $45.0 million) and paid a net amount of $17.2 million, which will be amortized as a component of interest expense over the life of the debt. The effective interest rate of the first mortgage bonds is 3.63 percent, including the effects of the settled interest rate swap derivatives and issuance costs.

Common Stock

We issued common stock in 2021 for total net proceeds of $90.0 million. Most of these issuances came through our sales agency agreements under which the sales agents may offer and sell new shares of our common stock from time to time. We have board and regulatory authority to issue a maximum of 4.3 million shares, of which 2.1 million remain unissued as of December 31, 2021. In 2021, 2.2 million shares were issued under these agreements resulting in total net proceeds of $88.5 million.

2022 and 2023 Liquidity Expectations

During 2022, we expect to issue $400.0 million of long-term debt and $120.0 million of common stock in order to refinance $250 million of first mortgage bonds maturing on April 2, 2022 and to fund capital expenditures.

During 2023, we expect to issue $110 million of long-term debt and $110 million of common stock to fund planned capital expenditures.

After considering the expected issuances of long-term debt and common stock during 2022 and 2023, we expect net cash flows from operating activities, together with cash available under our committed line of credit agreements, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

Limitations on Issuances of Preferred Stock and First Mortgage Bonds

We are restricted under our Restated Articles of Incorporation, as amended, as to the additional preferred stock we can issue. As of December 31, 2021, we could issue $1.5 billion of preferred stock at an assumed dividend rate of 4.6 percent. We are not planning to issue preferred stock.

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
•
deposit of cash.

However, Avista Corp. and AEL&P may not individually issue any additional first mortgage bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless the particular entity issuing the bonds has “net earnings” (as defined in the respective Mortgages) for any period of 12 consecutive calendar months out of the preceding 18 calendar months that were at least twice the annual interest requirements on that entity's mortgage securities at the time outstanding, including the first mortgage bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2021, property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $1.8 billion in aggregate principal amount of additional first mortgage bonds at Avista Corp. and $38.2 million at AEL&P, at an assumed interest rate of 8 percent in each case. We believe that we have adequate capacity to issue first mortgage bonds to meet our financing needs over the next several years.

Utility Capital Expenditures

We are making capital investments at our utilities to enhance service and system reliability for our customers and replace aging infrastructure. The following table summarizes our actual and expected capital expenditures as of and for the year ended December 31, 2021 (in thousands):

	Avista Utilities	AEL&P
2021 Actual capital expenditures
Capital expenditures (per the Consolidated Statement of Cash Flows)	$435,887	$4,052

Expected total annual capital expenditures (by year)
2022	$445,000	$14,000
2023	445,000	13,000
2024	445,000	12,000

AVISTA CORPORATION

The following graph shows Avista Utilities' expected capital expenditures for 2022 by category (in millions):

These estimates of capital expenditures are subject to continuing review and adjustment. Actual expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

Non-Regulated Investments and Capital Expenditures

We are making investments and capital expenditures at our other businesses including those related to economic development projects in our service territory that demonstrate the latest energy and environmental building innovations and house several local college degree programs. In addition, we are making investments in emerging technology companies and venture capital funds. The following table summarizes our actual and expected investments and capital expenditures at our other businesses as of and for the year ended December 31, 2021 (in thousands):

Other
2021 Actual investments and capital expenditures
Investments and capital expenditures (per the Consolidated Statement of Cash Flows)	$17,221

Expected total annual investments and capital expenditures (by year)
2022	$15,000
2023	14,000
2024	10,000

These estimates of investments and capital expenditures are subject to continuing review and adjustment. Actual expenditures may vary from our estimates due to factors such as changes in business conditions or strategic plans.

See “Liquidity” for information regarding other material cash requirements for 2022 and thereafter.

Pension Plan

We contributed $42.0 million to the pension plan in 2021. We expect to contribute a total of $82.0 million to the pension plan in the period 2022 through 2026, with an annual contribution of $42.0 million for 2022 and $10.0 million from 2023 to 2026.

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

The following table summarizes our credit ratings as of February 22, 2022:

	Standard & Poor's (1)	Moody's (2)
Corporate/Issuer rating	BBB	Baa2
Senior Secured Debt	A-	A3
Senior Unsecured Debt	BBB	Baa2
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

Competition

Our electric and natural gas distribution utility business has historically been recognized as a natural monopoly. In each regulatory jurisdiction, our rates for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) are generally determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses and capital investments, an opportunity for us to earn a reasonable return on investment as allowed by our regulators.

In retail markets, we compete with various rural electric cooperatives and public utility districts in and adjacent to our service territories in the provision of service to new electric customers. We have entered into a number of service territory agreements with certain rural electric cooperatives and public utility districts, approved in applicable jurisdictions, to set forth conditions under which one or the other utility will provide service to customers. Alternative energy technologies, including customer-sited solar, wind or geothermal generation, or energy storage may also compete with us for sales to existing customers. Advances in power generation, energy efficiency, energy storage and other alternative energy technologies could lead to more wide-spread usage of these technologies, thereby reducing customer demand for the energy supplied by us. This reduction in usage and demand would reduce our revenue and negatively impact our financial condition including possibly leading to our inability to fully recover our investments in generation, transmission and distribution assets. Similarly, our natural gas distribution operations compete with other energy sources including heating oil, propane and other fuels.

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

AVISTA CORPORATION

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

Avista Utilities

We track multiple economic indicators affecting the three largest metropolitan statistical areas in our Avista Utilities service area: Spokane, Washington, Coeur d'Alene, Idaho, and Medford, Oregon. The key indicators are employment change and unemployment rates. On an annual basis, 2021 showed positive job growth with lower unemployment rates in all three metropolitan areas. This reflects the on-going recovery from the 2020 COVID-19 induced recession. The unemployment rates in Spokane and Medford are near the national average, while Coeur d’Alene is lower. Other leading indicators, such as initial unemployment claims and residential building permits, signal continued growth over the next 12 months. Considering all relevant indicators, we expect economic growth in our service area in 2022 to be in-line with the U.S. as a whole.

AVISTA CORPORATION

Reflecting the on-going recovery from the COVID-19 recession, nonfarm employment (seasonally adjusted) in our eastern Washington, northern Idaho and southwestern Oregon metropolitan service areas increased in 2021. In Spokane, Washington employment increased 3.8 percent with gains in all major sectors except manufacturing; information; financial activities; and government. Employment increased 5.3 percent in Coeur d'Alene, Idaho, reflecting gains in all major sectors except mining and logging; manufacturing; and government. In Medford, Oregon, employment increased 2.7 percent, with gains in all major sectors except information and government. U.S. nonfarm sector employment increased 2.7 percent over the same period.

Changes in the unemployment rate in 2021 reflect a gradual recovery from the COVID-19 recession. In Spokane the unemployment rate was 8.8 percent in 2020 and fell to 4.9 percent in 2021; in Coeur d'Alene the rate fell from 6.9 percent in 2020 to 3.6 percent in 2021; and in Medford the rate fell from 7.8 percent in 2020 to 5.3 percent in 2021. The U.S. unemployment rate fell from 8.1 percent in 2020 percent to 5.3 percent in 2021.

Alaska Electric Light and Power Company

Our AEL&P service area is centered in Juneau. Although Juneau is Alaska’s state capital, it is not a metropolitan statistical area. This means breadth and frequency of economic data is more limited. Therefore, the dates of Juneau's economic data may significantly lag the period of this filing.

The Quarterly Census of Employment and Wages for Juneau shows employment increased 1.4 percent between the first half of 2020 and first half of 2021. There were employment gains in all major sectors, except trade, transportation, and utilities; information; financial activities; professional and business services; and other services. Government employment increased 2.3 percent during this period; this sector accounted for 41 percent of total employment in 2020. Between 2020 and 2021, the unemployment rate fell from 6.6 percent to 4.5 percent.

Forecasted Customer and Load Growth

Based on our forecast for 2022 through 2026 for Avista Utilities' service area, we expect annual electric customer growth to average 1.2 percent, within a forecast range of 0.8 percent to 1.6 percent. We expect annual natural gas customer growth to average 1.4 percent, within a forecast range of 0.8 percent to 2.0 percent. We anticipate retail electric load growth to average 0.6 percent, within a forecast range of 0.2 percent and 1.0 percent. We expect natural gas load growth to average 0.9 percent, within a forecast range of 0.4 percent and 1.4 percent. The forecast ranges reflect (1) the inherent uncertainty associated with the economic assumptions on which forecasts are based and (2) the historic variability of natural gas customer and load growth. These natural gas forecast ranges do not reflect the uncertainty regarding new natural gas laws or regulations that could be effective in future periods. See further discussion regarding these natural gas regulations as included in "Environmental Issues and Contingencies" below.

In AEL&P's service area, we expect no growth in residential, commercial and government customers for the period 2021 through 2024. We anticipate average annual total load growth will be in a narrow range around 0.5 percent, with residential load growth averaging 1.0 percent and no growth in commercial and government load. Residential load growth reflects (1) existing customers switching from diesel generated heat to electric heat pumps, and (2) an increase in the residential use of electric vehicles.

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

AVISTA CORPORATION

Changes in actual experience can vary significantly from our projections.

See also "Competition" above for a discussion of competitive factors that could affect our results of operations in the future.

Environmental Issues and Contingencies

We are subject to environmental regulation by federal, state and local authorities. The generation, transmission, distribution, service and storage facilities in which we have ownership interests or which we may need to acquire or develop are subject to environmental laws, regulations and rules relating to construction permitting, air emissions, water quality, fisheries, wildlife, endangered species, avian interactions, wastewater and stormwater discharges, waste handling, natural resource protection, historic and cultural resource protection, and other similar activities. These laws and regulations require the Company to make substantial investments in compliance activities and to acquire and comply with a wide variety of environmental licenses, permits, approvals and settlement agreements. These items are enforceable by public officials and private individuals. Some of these regulations are subject to ongoing interpretation, whether administratively or judicially, and are often in the process of being modified. We conduct periodic reviews and audits of pertinent facilities and operations to enhance compliance and to respond to or anticipate emerging environmental issues. The Company's Board of Directors has established a committee to oversee environmental issues and to assess and manage environmental risk.

We monitor legislative and regulatory developments at different levels of government for environmental issues, particularly those with the potential to impact the operation of our generating plants and other assets. We continue to be subject to increasingly stringent or expanded application of environmental and related regulations from all levels of government.

Environmental laws and regulations may restrict or impact our business activities in many ways, including, but not limited to, by:

•
increasing the operating costs of generating plants and other assets,
•
increasing the lead time and capital costs for the construction of new generating plants and other assets,
•
requiring modification of our existing generating plants,
•
requiring existing generating plant operations to be curtailed or shut down,
•
reducing the amount of energy available from our generating plants,
•
restricting the types of generating plants that can be built or contracted with,
•
requiring construction of specific types of generation plants at higher cost, and
•
increasing costs of distributing, or limiting our ability to distribute, electricity and/or natural gas.

Compliance with environmental laws and regulations could result in increases to capital expenditures and operating expenses. We intend to seek recovery of any such costs through the ratemaking process.

Washington Clean Energy Transformation Act (CETA)

In 2019, the Washington State Legislature passed the CETA, which requires Washington utilities to eliminate the costs and benefits associated with coal-fired resources from their retail electric sales by December 31, 2025. This requirement would effectively prohibit sales of energy produced by coal-fired generation to Washington retail customers after December 31, 2025. In addition, CETA establishes the policy of Washington State that all retail sales of electricity to Washington customers must be carbon-neutral by January 1, 2030 and requires that each electric utility demonstrate compliance with this standard by using electricity from renewable and other non-emitting resources for 100 percent of the utility’s retail electric load over consecutive multi-year compliance periods; provided, however, that through December 31, 2044 the utility may satisfy up to 20 percent of this requirement with specified payments, credits and/or investments in qualifying energy transformation projects. The law has direct, specific impacts on Colstrip, which are unique to those owners of Colstrip who serve Washington customers. See “Colstrip” section and "Note 22 of the Notes to Consolidated Financial Statements" for further details on the impacts of CETA on Colstrip and our continued participation in Colstrip. Our hydroelectric and biomass generation facilities can be used to

AVISTA CORPORATION

comply with the CETA’s clean energy standards. We intend to seek recovery of any costs associated with the clean energy legislation and regulations through the regulatory process.

As required under CETA, in October 2021, we filed our first Clean Energy Implementation Plan (CEIP) with the WUTC. This filing triggered comments from interested parties in January 2022, with WUTC action to follow thereafter in 2022. We must file a CEIP with the WUTC every four years.

Our CEIP is a road map of specific actions we propose to take over the next four years (2022-2025) to show the progress being made toward clean energy goals and the equitable distribution of benefits and burdens to all customers as established by the CETA, which was passed by the Washington legislature and enacted into law in 2019. CETA requires electric supply to be greenhouse gas neutral by 2030 and 100 percent renewable or generated from zero-carbon resources by 2045.

Some highlights of our CEIP include:

•
Beginning in 2022, we plan to serve 80 percent of our Washington customer demand with owned and purchased renewable energy, then increase this target by 5 percent every two years.
•
To minimize rate impacts as we transition to cleaner energy, we are proposing to sell some of our renewable energy credits (RECs) on the open market through 2029. In 2030, we will utilize 100 percent of RECs on behalf of our customers, rather than selling RECs on the open market.
•
The plan sets energy efficiency targets to reduce customer load by approximately 2 percent over the next four years by 204,305 megawatt hours through incentives and programs to lower energy use without impacting the customer.
•
Our demand response target is to lower peak demand by 30 megawatts in periods of extreme heat or cold as an effort to eliminate the need for future resources.
•
We have proposed a variety of initiatives to promote the equitable distribution of the benefits and burdens of renewable energy and are still working to find the best way to achieve these goals.

While the CEIP represents our current objectives, it is subject to change from time to time in the future as circumstances warrant including direct input from the WUTC.

Policies Related to Climate Change

Legal and policy changes responding to concerns about long-term global climate changes, and the potential impacts of such changes, could have a significant effect on our business. Our operations could be affected by changes in laws and regulations intended to mitigate the risk of, or alter, global climate changes, including restrictions on the operation of our power generation resources and obligations or limitations imposed on the sale of natural gas. Changing temperatures and precipitation, including snowpack conditions, affect the availability and timing of streamflows, which impact hydroelectric generation. Extreme weather events could increase fire risks, service interruptions, outages and maintenance costs. Changing temperatures could also change the magnitude and timing of customer demand.

Federal Regulatory Actions

In June 2019, the EPA released the final version of the Affordable Clean Energy (ACE) rule, the replacement for the Clean Power Plan (Federal CPP). The final ACE rule finalized the repeal of the Federal CPP and comprised the EPA’s determination of the Best System of Emissions Reduction (BSER) for existing coal-fired power plants as heat rate efficiency improvements based on a range of “candidate technologies”.

In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the ACE Rule and remanded the record back to the EPA for further consideration consistent with its opinion, finding that the EPA misinterpreted the Clean Air Act when it determined that the language of Section 111 barred consideration of emissions reduction options that were not applied at the source. The Court also vacated the repeal of the Federal CPP. In February 2021, the EPA moved for a partial stay of the Court’s mandate, noting that no Section 111(d) rule should go into effect until the EPA conducted new rulemaking in response to the January 2021 decision. The Court subsequently issued an order withholding issuance of the mandate with respect to the repeal of the Federal CPP and directing issuance of the mandate “in the normal course” for the vacatur of the replacement portion of the rule. In April 2021, numerous parties requested the Supreme Court’s review of the

AVISTA CORPORATION

D.C. Circuit’s January 2021 decision, and in October 2021, the Supreme Court granted such review. Oral arguments are scheduled for February 2022 in this case.

Given the status of the EPA’s rulemaking, we cannot reasonably predict the timing, outcome or applicability of these issues with respect to any of the Company's generation resources.

Washington Legislation and Regulatory Actions

Clean Air Rule

In September 2016, the Washington State Department of Ecology adopted the Clean Air Rule (CAR) to cap and reduce greenhouse gas (GHG) emissions across the State of Washington in pursuit of the State’s GHG goals, which were enacted in 2008 by the Washington State Legislature. In response, the Company, Cascade Natural Gas Corporation, NW Natural and Puget Sound Energy jointly filed actions in both the Eastern District of Washington and in Thurston County Superior Court, challenging the CAR.

In January 2020, the Washington State Supreme Court issued a decision holding that the CAR was invalid as to non-emitters, such as natural gas distributors, but could be enforced against direct emitters, such as natural gas generation plants. The Court has remanded the matter to Thurston County Superior Court, where it has been stayed by the Court. At this time, we are continuing to evaluate the potential impact of the surviving portion of the rule, if any, to our generation facilities, should their emissions exceed the rule’s compliance threshold. The rule is not intended to apply to the Kettle Falls Generating Station. We plan to seek recovery of any costs related to compliance with the surviving portion of the CAR through the ratemaking process.

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

Oregon Legislation and Regulatory Actions

Climate Protection Plan

In March 2020, Oregon Governor Kate Brown issued Executive Order No. 20-04, “Directing State Agencies to Take Actions to Reduce and Regulate Greenhouse Gas Emissions.” The Executive Order launched rulemaking proceedings for every Oregon agency with jurisdiction over greenhouse gas-related matters, with the aim of reducing Oregon’s overall GHG emissions to 80 percent below 1990 levels by 2050. Oregon agencies, including the Oregon Department of Environmental Quality (ODEQ) and the OPUC, issued reports discussing general intent to carry out the Executive Order.

AVISTA CORPORATION

The ODEQ subsequently developed cap and reduce rules known as the Climate Protection Program (Oregon CPP). Final rules were adopted by the Environmental Quality Commission (EQC) in December 2021 and become effective in 2022. The Oregon CPP originally proposed emission reduction targets of at least 45 percent below 1990 levels by 2035 and at least 80 percent below 1990 levels by 2050, in accordance with Executive Order 20-04. However, during the December 2021 ODEQ presentation to the EQC, substantial changes were made to the final version of the Oregon CPP, as compared to the version of the Oregon CPP that was open for public comment. One of the most significant items revises the emissions cap and mandates emissions reductions of at least 50 percent by 2035 and 90 percent by 2050. We are evaluating the potential impacts of these regulations. Compliance efforts to meet the Oregon CPP emissions reduction goals could materially impact our Oregon natural gas business.

The OPUC has opened a Natural Gas Fact-Finding effort to analyze the potential natural gas utility bill impacts that may result from limiting GHG emissions of regulated natural gas utilities under the ODEQ’s Oregon CPP and to identify appropriate regulatory tools to mitigate potential customer impacts. According to the OPUC Staff, the ultimate goal of the Fact-Finding Docket will be to inform future policy decisions and other key analyses to be considered in 2022. We expect the OPUC Staff will present a final report on the Fact-Finding effort to the OPUC in late spring of 2022 with recommendations for further OPUC engagement later in 2022.

Emissions Performance Standard

Like Washington, Oregon applies a GHG emissions performance standard to electric generation facilities, requiring that any new baseload natural gas plant, non-base load natural gas plant, and non-generating facility reduce its net carbon dioxide emissions 17% below the most efficient combustion-turbine plant in the United States. The Oregon Energy Facility Siting Council issues rules periodically to update the standard, as more efficient power plants are built in other states. The standard can be met by any combination of efficiency, cogeneration, and offsets from carbon dioxide mitigation measures. We have thermal generation located in Oregon, and as such this standard applies to that facility. We intend to seek recovery of costs related to ongoing and new requirements through the ratemaking process.

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

Threatened and Endangered Species and Wildlife

A number of species of fish in the Northwest are listed as threatened or endangered under the Federal Endangered Species Act. We are implementing fish protection measures at our hydroelectric project on the Clark Fork River under a 45-year FERC operating license for Cabinet Gorge and Noxon Rapids (issued in 2001) that incorporates a comprehensive settlement

AVISTA CORPORATION

agreement. The restoration of native salmonid fish, including bull trout, a threatened species, is a key part of the agreement. The result is a collaborative native salmonid restoration program with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana on the lower Clark Fork River, consistent with requirements of the FERC license. Recent efforts in this program include the development of a permanent fish passage facility at Cabinet Gorge dam, as well as fish capture facilities on tributaries to the Clark Fork River. The U.S. Fish & Wildlife Service issued an updated Critical Habitat Designation for bull trout in 2010 that includes the lower Clark Fork River, as well as portions of the Coeur d'Alene basin within our Spokane River Project area, and issued a final Bull Trout Recovery Plan under the ESA. Regional efforts are underway evaluating the potential of re-establishing anadromous fish above previously blocked areas, including the Spokane River, which is upstream from Grand Coulee dam.

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

Cabinet Gorge Total Dissolved Gas Abatement Plan

Dissolved atmospheric gas levels (referred to as "Total Dissolved Gas" or "TDG") in the Clark Fork River exceed state of Idaho and federal water quality numeric standards downstream of Cabinet Gorge particularly during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement as incorporated in the FERC license for the Clark Fork Project, we work in consultation with agencies, tribes and other stakeholders to address this issue through structural modifications to the spillgates, monitoring and analysis. After extensive testing, Clark Fork Settlement Agreement stakeholders have agreed that no further spillway modifications are justified. For the remainder of the FERC License term, we will continue to mitigate remaining impacts of TDG while periodically considering the potential for new approaches to further reduce TDG. We continue to work with stakeholders to determine the degree to which TDG abatement impacts future mitigation obligations. We have sought, and intends to continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.

Other

For other environmental issues and other contingencies see “Note 22 of the Notes to Consolidated Financial Statements.”

Colstrip

Colstrip is a coal-fired generating plant in southeastern Montana that includes four units and which is owned by six separate entities. We have a 15 percent ownership interest in Units 3 & 4. The other owners are Puget Sound Energy, Inc., Portland General Electric Company, NorthWestern Corporation, Pacificorp and Talen Montana, LLC (which is also the operator of the plant). In January 2020, the owners of Units 1 & 2, in which the Company has no ownership, closed those two units. The owners of Units 3 & 4 currently share operating and capital costs pursuant to the terms of an operating agreement among them (the Ownership and Operation Agreement).

Depreciation of Colstrip Assets

We received orders from the IPUC and WUTC allowing us to accelerate the depreciation of our 15 percent ownership interest in Colstrip to 2027 for Idaho and 2025 for Washington.

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

AVISTA CORPORATION

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

The AOC requires MDEQ to review Remedy and Closure plans for all parts of the Colstrip plant through an ongoing public process. The AOC also requires the Colstrip owners to provide financial assurance, primarily in the form of surety bonds, to secure each owner’s pro rata share of various anticipated closure and remediation obligations. We are responsible for our share of two major areas: the Plant Site Area and the Effluent Holding Pond Area. Generally, the plans include the removal of Boron, Chloride, and Sulfate from the groundwater, closure of the existing ash storage ponds, and installation of a new water treatment system to convert the facility to a dry ash storage. We recently adjusted our share of the posted surety bonds to $17.3 million. This amount will be updated annually, with expected obligations decreasing over time as remediation activities are completed.

Colstrip Coal Contract

Colstrip is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements. Several of the co-owners of Colstrip, including us, have a coal contract that runs through December 31, 2025.

Colstrip Arbitration, Litigation, and Other Contingencies

See "Note 22 of the Notes to Consolidated Financial Statements" for disputes, arbitration, litigations and other contingencies related to Colstrip. We continue to assess the best options for Colstrip in conjunction with our co-owners. We intend to seek recovery of any costs associated with Colstrip through the ratemaking process.

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

Our primary identified categories of risk exposure are:

• Utility regulatory	• External mandates
• Operational	• Financial
• Climate Change	• Energy commodity
• Cyber and Technology	• Compliance
• Strategic

AVISTA CORPORATION

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

Climate Change Risk

Multiple departments at the Company work to mitigate risks related to climate change. Climate change adds uncertainty to existing risks that we have historically managed and mitigated. These efforts are reflected in electric and gas operations, investments in assets and asset reliability and resiliency across the Company’s operations, and in more specific efforts, such as the Wildfire Resiliency Plan. Power Supply staff, as a regular course of business, monitor items such as snowpack and broader precipitation conditions, patterns and modeled or predicted climate change. These and other assessments are incorporated into our IRP processes. Environmental Affairs, Governmental Affairs and other departments monitor policy and regulatory developments that may relate to climate change in order to engage these efforts constructively and prepare for compliance matters.

The Company has created four councils that are centered around its primary focus areas: our customers, our people, performance and invention. The Perform Council is an interdisciplinary team of management and other employees of the Company which regularly meets to discuss, assess and manage current issues associated with the Company’s performance. A key area of focus for the Perform Council is potential risks and opportunities associated with long-term global climate change. Among other things, the Perform Council:

•
facilitates internal and external communications regarding climate change and related issues,
•
analyzes policy effects, anticipates opportunities and evaluates strategies for the Company,
•
develops recommendations on climate related policy positions and action plans, and
•
provides direction and oversight with respect to the Company's clean energy goals.

In addition, issues concerning climate-related risk and the Company’s clean energy goals are reviewed and regularly discussed by the Board of Directors. The Board’s Environmental, Technology and Operations Committee regularly reviews and discusses

AVISTA CORPORATION

environmental and climate related risks, and advises the full Board on any critical or emerging risks and/or related policies. Likewise, the Audit Committee provides oversight of the Company's climate-related disclosures.

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

Strategic Risk

Oversight of our strategic risk is performed by the Board of Directors and senior management. We have a Chief Strategy Officer who leads strategic initiatives, to search for and evaluate opportunities for the Company and makes recommendations to senior management. We not only focus on whether opportunities are financially viable, but also consider whether these opportunities fall within our core policies and our core business strategies. We mitigate our reputational risk primarily through a focus on adherence to our core policies, including our Code of Conduct, maintaining an appropriate Company culture and tone at the top, and through communication and engagement with our external stakeholders.

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

AVISTA CORPORATION

settled interest rate swap derivatives are also included as a part of Avista Corp.'s cost of debt calculation for ratemaking purposes.

The following table summarizes our interest rate swap derivatives outstanding as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31,	December 31,
	2021	2020
Number of agreements	16	16
Notional amount	$170,000	$175,000
Mandatory cash settlement dates	2022 to 2024	2021 to 2023
Long-term derivative assets (1)	$1,149	$—
Short-term derivative liability (1) (2)	(24,026)	(11,525)
Long-term derivative liability (1) (2)	(78)	(31,238)
(1)
There are offsetting regulatory assets and liabilities for these items on the Consolidated Balance Sheets in accordance with regulatory accounting practices.
(2)
The balance as of December 31, 2020 reflects the offsetting of $8.1 million, of cash collateral against the net derivative positions where a legal right of offset exists. There is no offsetting cash collateral in the 2021 balances.

We estimate that a 10 basis point increase in forward LIBOR interest rates as of December 31, 2021 would increase the interest rate swap derivative net liability by $5.3 million, while a 10 basis point decrease would decrease the interest rate swap derivative net liability by $5.4 million.

We estimated that a 10 basis point increase in forward LIBOR interest rates as of December 31, 2020 would have increased the interest rate swap derivative net liability by $5.9 million, while a 10 basis point decrease would decrease the interest rate swap derivative net liability by $6.1 million.

The interest rate on $51.5 million of long-term debt to affiliated trusts is adjusted quarterly, reflecting current market rates. Amounts borrowed under our committed line of credit agreements have variable interest rates.

The following table shows our long-term debt (including current portion) and related weighted-average interest rates, by expected maturity dates as of December 31, 2021 (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate long-term debt (1)	$250,000	$13,500	$15,000	$—	$—	$1,885,000	$2,163,500	$2,524,270
Weighted-average interest rate	5.13%	7.35%	3.44%	—	—	4.25%	4.37%
Variable rate long-term debt to affiliated trusts	—	—	—	—	—	$51,547	$51,547	$43,299
Weighted-average interest rate	—	—	—	—	—	1.05%	1.05%
(1)
These balances include the fixed rate long-term debt of Avista Corp., AEL&P and AERC.

Our pension plan is exposed to interest rate risk because the value of pension obligations and other post-retirement obligations varies directly with changes in the discount rates, which are derived from end-of-year market interest rates. In addition, the value of pension investments and potential income on pension investments is partially affected by interest rates because a portion of pension investments are in fixed income securities. Oversight of our pension plan investment strategies is performed by the Finance Committee of the Board of Directors, which approves investment and funding policies, objectives and strategies that seek an appropriate return for the pension plan. We manage interest rate risk associated with our pension and other post-retirement benefit plans by investing a targeted amount of pension plan assets in fixed income investments that have maturities with similar profiles to future projected benefit obligations. See "Note 11 of the Notes to Consolidated Financial Statements" for further discussion of our investment policy associated with the pension plan assets.

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

As of December 31, 2021, we had cash deposited as collateral of $30.6 million and letters of credit of $34.0 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at December 31, 2021 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

AVISTA CORPORATION

December 31, 2021
Additional collateral taking into account contractual thresholds	$7,983
Additional collateral without contractual thresholds	9,194

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of December 31, 2021, we had interest rate swap agreements outstanding with a notional amount totaling $170.0 million and we had deposited no cash as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at December 31, 2021, we would potentially be required to post the following additional collateral (in thousands):

December 31, 2021
Additional collateral taking into account contractual thresholds (1)	$11,730
Additional collateral without contractual thresholds	25,273
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

AVISTA CORPORATION

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

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2021 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2025:

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2022	(269)	—	(260)	6,198	650	1,572	(3,479)	(16,859)
2023	—	—	(54)	1,964	—	—	(1,612)	(757)
2024	—	—	(34)	296	—	—	(1,603)	5
2025	—	—	—	—	—	—	(1,146)	—

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2020 that were expected to settle in each respective year (dollars in thousands). There were no expected deliveries of energy commodity derivatives after 2025:

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

AVISTA CORPORATION

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

The Report of Independent Registered Public Accounting Firm and Financial Statements begin on the next page.

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avista Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avista Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The Company is subject to regulation by the Washington Utilities and Transportation Commission, the Idaho Public Utilities Commission, the Public Utility Commission of Oregon, the Public Service Commission of the State of Montana and the Regulatory Commission of Alaska (collectively, the “Commissions”), which have jurisdiction with respect to, among other things, the rates of electric and natural gas distribution companies in Washington, Idaho, Oregon, Montana, and Alaska, respectively. Accounting for the economics of rate regulation has an impact on multiple financial statement line items and disclosures, such as property, plant, and equipment, regulatory assets and liabilities, operating revenues, operation and maintenance expense, and depreciation expense.

AVISTA CORPORATION

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction and (3) refunds to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

/s/ Deloitte & Touche LLP

Portland, Oregon

February 22, 2022

We have served as the Company's auditor since 1933.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Years Ended December 31

Dollars in thousands, except per share amounts

	2021	2020	2019
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$1,445,000	$1,324,091	$1,323,524
Alternative revenue programs	(6,635)	(3,814)	9,614
Total utility revenues	1,438,365	1,320,277	1,333,138
Non-utility revenues	571	1,614	12,484
Total operating revenues	1,438,936	1,321,891	1,345,622
Operating Expenses:
Utility operating expenses:
Resource costs	497,123	398,509	439,817
Other operating expenses	366,125	354,614	345,212
Merger transaction costs	—	—	19,675
Depreciation and amortization	231,915	223,507	205,365
Taxes other than income taxes	109,353	106,501	105,652
Non-utility operating expenses:
Other operating expenses	5,927	5,344	18,883
Depreciation and amortization	261	716	629
Total operating expenses	1,210,704	1,089,191	1,135,233
Income from operations	228,232	232,700	210,389
Interest expense	105,731	104,348	103,012
Interest expense to affiliated trusts	421	713	1,342
Capitalized interest	(3,987)	(4,083)	(4,174)
Merger termination fee	—	—	(103,000)
Other income-net	(33,298)	(4,817)	(14,928)
Income before income taxes	159,365	136,539	228,137
Income tax expense	12,031	7,051	31,374
Net income	147,334	129,488	196,763
Net loss attributable to noncontrolling interests	—	—	216
Net income attributable to Avista Corp. shareholders	$147,334	$129,488	$196,979
Weighted-average common shares outstanding (thousands), basic	69,951	67,962	66,205
Weighted-average common shares outstanding (thousands), diluted	70,085	68,102	66,329
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$2.11	$1.91	$2.98
Diluted	$2.10	$1.90	$2.97

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Years Ended December 31

Dollars in thousands

	2021	2020	2019
Net income	$147,334	$129,488	$196,763
Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $888, $(1,095) and $(636), respectively	3,339	(4,119)	(2,393)
Total other comprehensive income (loss)	3,339	(4,119)	(2,393)
Comprehensive income	150,673	125,369	194,370
Comprehensive loss attributable to noncontrolling interests	-	-	216
Comprehensive income attributable to Avista Corporation shareholders	$150,673	$125,369	$194,586

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED BALANCE SHEETS

Avista Corporation

As of December 31

Dollars in thousands

	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$22,168	$14,196
Accounts and notes receivable, net	203,035	163,772
Materials and supplies, fuel stock and stored natural gas	84,733	67,451
Regulatory assets	43,783	13,673
Other current assets	80,754	84,885
Total current assets	434,473	343,977
Net utility property	5,225,515	4,991,612
Goodwill	52,426	52,426
Non-current regulatory assets	860,626	750,443
Other property and investments-net and other non-current assets	280,543	263,639
Total assets	$6,853,583	$6,402,097
Liabilities and Equity:
Current Liabilities:
Accounts payable	$133,096	$106,613
Current portion of long-term debt	250,000	—
Short-term borrowings	284,000	203,000
Regulatory liabilities	77,149	46,435
Other current liabilities	168,861	149,831
Total current liabilities	913,106	505,879
Long-term debt	1,898,370	2,008,534
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	153,467	211,880
Deferred income taxes	642,709	594,712
Non-current regulatory liabilities	861,515	784,820
Other non-current liabilities and deferred credits	178,125	214,999
Total liabilities	4,698,839	4,372,371
Commitments and Contingencies (See Notes to Consolidated Financial Statements)
Equity:
Avista Corporation Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 71,497,523 and 69,238,901 shares issued and outstanding, respectively	1,380,152	1,286,068
Accumulated other comprehensive loss	(11,039)	(14,378)
Retained earnings	785,631	758,036
Total equity	2,154,744	2,029,726
Total liabilities and equity	$6,853,583	$6,402,097

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Years Ended December 31

Dollars in thousands

	2021	2020	2019
Operating Activities:
Net income	$147,334	$129,488	$196,763
Non-cash items included in net income:
Depreciation and amortization	232,176	224,223	205,994
Provision for deferred income taxes	11,224	44,964	15,098
Power and natural gas cost amortizations (deferrals), net	(51,847)	(9,923)	(45,917)
Amortization of debt expense	2,606	3,237	2,680
Amortization of investment in exchange power	—	—	1,633
Stock-based compensation expense	4,713	5,846	11,353
Equity-related AFUDC	(7,004)	(6,970)	(6,585)
Pension and other postretirement benefit expense	29,077	33,812	36,417
Other regulatory assets and liabilities and deferred debits and credits	676	10,287	65
Change in decoupling regulatory deferral	6,056	2,971	(10,327)
Realized and unrealized gain on assets and investments	(23,187)	(5,170)	(13,077)
Other	(2,859)	2,373	(7,899)
Contributions to defined benefit pension plan	(42,000)	(22,000)	(22,000)
Cash paid on settlement of interest rate swap agreements	(17,568)	(33,499)	(13,325)
Cash received on settlement of interest rate swap agreements	324	—	—
Changes in certain current assets and liabilities:
Accounts and notes receivable	(46,107)	(10,960)	(4,366)
Materials and supplies, fuel stock and stored natural gas	(17,282)	(868)	(6,148)
Collateral posted for derivative instruments	(17,564)	1,579	63,974
Income taxes receivable	20,199	(41,363)	(8,736)
Other current assets	930	(2,401)	(3,657)
Accounts payable	33,369	(10,152)	7,471
Other current liabilities	4,074	15,530	(1,199)
Net cash provided by operating activities	267,340	331,004	398,212
Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(439,939)	(404,306)	(442,510)
Issuance of notes receivable	(1,841)	(4,393)	(7,303)
Equity and property investments	(16,001)	(5,925)	(13,508)
Proceeds from sale of investments	8,306	6,786	16,407
Other	4,559	(2,905)	1,403
Net cash used in investing activities	$(444,916)	$(410,743)	$(445,511)

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Years Ended December 31

Dollars in thousands

	2021	2020	2019
Financing Activities:
Net increase (decrease) in short-term borrowings	$81,000	$17,200	$(4,200)
Proceeds from issuance of long-term debt	140,000	165,000	180,000
Maturity of long-term debt and finance leases	(2,935)	(54,800)	(92,660)
Issuance of common stock, net of issuance costs	89,998	72,200	64,573
Cash dividends paid	(118,211)	(110,254)	(102,772)
Other	(4,304)	(5,307)	(2,402)
Net cash provided by financing activities	185,548	84,039	42,539
Net increase (decrease) in cash and cash equivalents	7,972	4,300	(4,760)
Cash and cash equivalents at beginning of year	14,196	9,896	14,656
Cash and cash equivalents at end of year	$22,168	$14,196	$9,896
Supplemental Cash Flow Information:
Cash paid (received) during the year:
Interest	$98,592	$97,717	$99,060
Income taxes paid	3,652	1,901	26,764
Income tax refunds	(22,330)	(918)	(979)
Non-cash financing and investing activities:
Accounts payable for capital expenditures	23,938	32,039	25,644

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Years Ended December 31

Dollars in thousands, except per share amounts

	2021	2020	2019
Common Stock, Shares:
Shares outstanding at beginning of year	69,238,901	67,176,996	65,688,356
Shares issued through equity compensation plans	93,806	139,726	75,399
Shares issued through Employee Investment Plan	14,480	17,179	3,653
Shares issued through sales agency agreements	2,150,336	1,905,000	1,409,588
Shares outstanding at end of year	71,497,523	69,238,901	67,176,996
Common Stock, Amount:
Balance at beginning of year	$1,286,068	$1,210,741	$1,136,491
Equity compensation expense	5,079	5,535	10,568
Issuance of common stock through equity compensation plans	931	965	827
Issuance of common stock through Employee Investment Plan	610	674	175
Issuance of common stock through sales agency agreements, net of issuance costs	88,457	70,561	63,571
Payment of minimum tax withholdings for share-based payment awards	(993)	(2,408)	(891)
Balance at end of year	1,380,152	1,286,068	1,210,741
Accumulated Other Comprehensive Loss:
Balance at beginning of year	(14,378)	(10,259)	(7,866)
Other comprehensive income (loss)	3,339	(4,119)	(2,393)
Balance at end of year	(11,039)	(14,378)	(10,259)
Retained Earnings:
Balance at beginning of year	758,036	738,802	644,595
Net income attributable to Avista Corporation shareholders	147,334	129,488	196,979
Dividends on common stock	(119,739)	(110,254)	(102,772)
Balance at end of year	785,631	758,036	738,802
Total Avista Corporation shareholders’ equity	$2,154,744	$2,029,726	$1,939,284
Noncontrolling Interests:
Balance at beginning of year	$—	$—	$825
Net loss attributable to noncontrolling interests	—	—	(216)
Deconsolidation of noncontrolling interests related to sale of METALfx	—	—	(609)
Balance at end of year	—	—	—
Total equity	$2,154,744	$2,029,726	$1,939,284
Dividends declared per common share	$1.69	$1.62	$1.55

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

AVISTA CORPORATION

Depreciation

For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing composite rates for utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives. For utility operations, the ratio of depreciation provisions to average depreciable property was as follows for the years ended December 31:

	2021	2020	2019
Avista Utilities
Ratio of depreciation to average depreciable property	3.54%	3.43%	3.28%
Alaska Electric Light and Power Company
Ratio of depreciation to average depreciable property	2.77%	2.77%	2.48%

The average service lives for the following broad categories of utility plant in service are (in years):

	Avista Utilities	Alaska Electric Light and Power Company
Electric thermal/other production	26	42
Hydroelectric production	81	42
Electric transmission	50	43
Electric distribution	39	40
Natural gas distribution property	44	N/A
Other shorter-lived general plant	8	18

Allowance for Funds Used During Construction

AFUDC represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. As prescribed by regulatory authorities, AFUDC is capitalized as a part of the cost of utility plant. The debt component of AFUDC is credited against total interest expense in the Consolidated Statements of Income in the line item “capitalized interest.” The equity component of AFUDC is included in the Consolidated Statements of Income in the line item “other income-net.” The Company is permitted, under established regulatory rate practices, to recover the capitalized AFUDC, and a reasonable return thereon, through its inclusion in rate base and the provision for depreciation after the related utility plant is placed in service. Cash inflow related to AFUDC does not occur until the related utility plant is placed in service and included in rate base.

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

The effective AFUDC rate was the following for the years ended December 31:

	2021	2020	2019
Avista Utilities	7.19%	7.25%	7.39%
Alaska Electric Light and Power Company	8.90%	8.04%	8.96%

Income Taxes

Deferred income tax assets represent future income tax deductions the Company expects to utilize in future tax returns to reduce taxable income. Deferred income tax liabilities represent future taxable income the Company expects to recognize in future tax returns. Deferred tax assets and liabilities arise when there are temporary differences resulting from differing treatment of items for tax and accounting purposes. A deferred income tax asset or liability is determined based on the enacted tax rates that will be in effect when the temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s consolidated income tax returns. The effect on

AVISTA CORPORATION

deferred income taxes from a change in tax rates is recognized in income in the period that includes the enactment date unless a regulatory order specifies deferral of the effect of the change in tax rates over a longer period of time. The Company establishes a valuation allowance when it is more likely than not that all, or a portion, of a deferred tax asset will not be realized. Deferred income tax assets and liabilities and regulatory assets and liabilities are established for income tax benefits flowed through to customers.

The Company's largest deferred income tax item is the difference between the book and tax basis of utility plant. This item results from the temporary difference on depreciation expense. In early tax years, this item is recorded as a deferred income tax liability that will eventually reverse and become subject to income tax in later tax years.

The Company did not incur any penalties on income tax positions in 2021, 2020 or 2019. The Company would recognize interest accrued related to income tax positions as interest expense and any penalties incurred as other operating expense.

Stock-Based Compensation

The Company currently issues three types of stock-based compensation awards - restricted shares, market-based awards and performance-based awards. Historically, these stock compensation awards have not been material to the Company's overall financial results. Compensation cost relating to share-based payment transactions is recognized in the Company’s financial statements based on the fair value of the equity instruments issued and recorded over the requisite service period.

The Company recorded stock-based compensation expense (included in other operating expenses) and income tax benefits in the Consolidated Statements of Income of the following amounts for the years ended December 31 (dollars in thousands):

	2021	2020	2019
Stock-based compensation expense	$4,713	$5,846	$11,353
Income tax benefits	990	1,228	2,384
Excess tax expenses on settled share-based employee payments	(909)	(165)	(612)

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

The Company accounts for both the TSR awards and CEPS awards as equity awards and compensation cost for these awards is recognized over the requisite service period, provided that the requisite service period is rendered. For TSR awards, if the market condition is not met at the end of the three-year service period, there will be no change in the cumulative amount of compensation cost recognized, since the awards are still considered vested even though the market metric was not met. For CEPS awards, at the end of the three-year service period, if the internal performance metric of cumulative earnings per share is not met, all compensation cost for these awards is reversed as these awards are not considered vested.

AVISTA CORPORATION

The fair value of each TSR award is estimated on the date of grant using a statistical model that incorporates the probability of meeting the market targets based on historical returns relative to a peer group. The estimated fair value of the CEPS awards was estimated on the date of grant as the share price of Avista Corp. common stock on the date of grant.

The following table summarizes the number of grants, vested and unvested shares, earned shares (based on market metrics), and other pertinent information related to the Company's stock compensation awards for the years ended December 31:

	2021	2020	2019
Restricted Shares
Shares granted during the year	62,594	45,540	50,061
Shares vested during the year	34,854	56,203	48,228
Unvested shares at end of year	96,127	71,706	93,351
Unrecognized compensation expense at end of year (in thousands)	$2,215	$2,003	$2,054
TSR Awards
TSR shares granted during the year	64,910	47,848	99,214
TSR shares vested during the year	77,174	71,299	106,858
TSR shares earned based on market metrics	58,652	—	—
Unvested TSR shares at end of year	107,854	122,133	178,035
Unrecognized compensation expense at end of year (in thousands)	$2,653	$2,296	$3,377
CEPS Awards
CEPS shares granted during the year	64,910	47,848	49,609
CEPS shares vested during the year	38,590	35,622	53,454
CEPS shares earned based on market metrics	26,627	63,763	106,908
Unvested CEPS shares at end of year	107,854	83,464	88,990
Unrecognized compensation expense at end of year (in thousands)	$1,223	$1,090	$2,401

Outstanding restricted, TSR and CEPS share awards include a dividend component that is paid in cash. A liability for the dividends payable related to these awards is accrued as dividends are announced throughout the life of the award. As of December 31, 2021 and 2020, the Company had recognized a liability of $1.5 million and $0.8 million, respectively, related to the dividend equivalents payable on the outstanding and unvested share grants.

Other Income - Net

Other income - net consisted of the following items for the years ended December 31 (dollars in thousands):

	2021	2020	2019
Interest income	$(1,943)	$(1,952)	$(2,587)
Interest on regulatory deferrals	(1,206)	(1,222)	(1,460)
Equity-related AFUDC	(7,004)	(6,970)	(6,585)
Non-service portion of pension and other postretirement benefit expenses	1,386	6,433	8,899
Earnings on investments	(21,402)	(905)	(14,299)
Other expense (income)	(3,129)	(201)	1,104
Total	$(33,298)	$(4,817)	$(14,928)

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

	2021	2020	2019
Allowance as of the beginning of the year	$11,387	$2,419	$5,233
Additions expensed during the year (1)	9,279	11,280	460
Net deductions (2)	(10,201)	(2,312)	(3,274)
Allowance as of the end of the year	$10,465	$11,387	$2,419
(1)
Increases in 2021 and 2020 related to COVID-19 bad debt expense in excess of the amount recovered through rates.
(2)
Increase in 2021 relates to COVID forgiveness program.

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

	2021	2020
Regulatory liability for utility plant retirement costs	$350,190	$325,832

Goodwill

Goodwill arising from acquisitions represents the future economic benefit arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company evaluates goodwill for impairment using a fair value to carrying amount comparison (Step 1). The Company completed its annual evaluation of goodwill for potential impairment as of November 30, 2021 and determined that goodwill was not impaired at that time (carrying value was

AVISTA CORPORATION

less than the determined fair value). There were no events or circumstances that changed between November 30, 2021 and December 31, 2021 that would more likely than not reduce the fair values of the reporting units below their carrying amounts.

There were no changes in the carrying amount of goodwill during 2020 and 2021, and the balance was as follows (dollars in thousands):

	AEL&P	Accumulated Impairment Losses	Total
Balance as of December 31, 2020 and 2021	$52,426	$-	$52,426

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

The appropriated retained earnings amounts included in retained earnings were as follows as of December 31 (dollars in thousands):

	2021	2020
Appropriated retained earnings	$53,620	$47,473

Contingencies

The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual, if there is a reasonable

AVISTA CORPORATION

possibility that a material loss may be incurred. As of December 31, 2021, the Company has not recorded any significant amounts related to unresolved contingencies. See Note 22 for further discussion of the Company's commitments and contingencies.

COVID-19

In 2020, the WUTC, IPUC, and OPUC approved accounting orders that allow the Company to defer certain net COVID-19 related costs and benefits. As such, as of December 31, 2021, the Company has deferred net costs of $1.1 million for all jurisdictions.

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

NOTE 3. BALANCE SHEET COMPONENTS

Materials and Supplies, Fuel Stock and Stored Natural Gas

Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for regulated operations and the lower of cost or market for non-regulated operations and consisted of the following as of December 31 (dollars in thousands):

	2021	2020
Materials and supplies	$62,003	$53,258
Fuel stock	5,126	4,658
Stored natural gas	17,604	9,535
Total	$84,733	$67,451

Other Current Assets

Other current assets consisted of the following as of December 31 (dollars in thousands):

	2021	2020
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$21,477	$4,336
Prepayments	24,387	24,411
Income taxes receivable	29,615	49,814
Other	5,275	6,324
Total	$80,754	$84,885

AVISTA CORPORATION

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of December 31 (dollars in thousands):

	2021	2020
Operating lease ROU assets	$70,133	$71,891
Finance lease ROU assets	43,697	47,338
Non-utility property	20,033	19,508
Equity investments	91,057	59,318
Investment in affiliated trust	11,547	11,547
Notes receivable	14,949	14,454
Deferred compensation assets	9,513	9,174
Assets held for sale (1)	—	3,462
Other	19,614	26,947
Total	$280,543	$263,639
(1)
The Company sold certain subsidiary assets associated with Steam Plant Square and Brew Pub during 2021.

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (dollars in thousands):

	2021	2020
Accrued taxes other than income taxes	$41,706	$45,099
Derivative liabilities	28,801	14,008
Employee paid time off accruals	27,741	26,495
Accrued interest	17,538	17,083
Pensions and other postretirement benefits	13,582	11,987
Other	39,493	35,159
Total	$168,861	$149,831

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of December 31 (dollars in thousands):

	2021	2020
Operating lease liabilities	$66,068	$67,716
Finance lease liabilities	45,730	48,815
Deferred investment tax credits	29,313	29,866
Asset retirement obligations	17,142	17,194
Derivative liabilities	4,525	37,427
Other	15,347	13,981
Total	$178,125	$214,999

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

AVISTA CORPORATION

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

Accounts receivable includes unbilled energy revenues of the following amounts as of December 31 (dollars in thousands):

	2021	2020
Unbilled accounts receivable	$74,479	$71,258

Non-Derivative Wholesale Contracts

The Company has certain wholesale contracts which are not accounted for as derivatives and, accordingly, are within the scope of ASC 606 and considered revenue from contracts with customers. Revenue is recognized as energy is delivered to the customer or the service is available for specified period of time, consistent with the discussion of rate regulated sales above.

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

	2021	2020	2019
Utility-related taxes	$62,736	$59,319	$59,528

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

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year. As of December 31, 2021, the Company estimates it had unsatisfied capacity performance obligations of $17.4 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the years ended December 31 (dollars in thousands):

	2021	2020	2019
Avista Utilities
Revenue from contracts with customers	$1,233,904	$1,157,746	$1,152,125
Derivative revenues	152,590	110,313	118,741
Alternative revenue programs	(6,635)	(3,814)	9,614
Deferrals and amortizations for rate refunds to customers	2,984	5,335	4,509
Other utility revenues	10,156	7,888	10,884
Total Avista Utilities	1,392,999	1,277,468	1,295,873
AEL&P
Revenue from contracts with customers	45,051	42,624	36,779
Deferrals and amortizations for rate refunds to customers	(190)	(190)	(190)
Other utility revenues	505	375	676
Total AEL&P	45,366	42,809	37,265
Other
Revenue from contracts with customers	2	564	11,286
Other revenues	569	1,050	1,198
Total Other	571	1,614	12,484
Total operating revenues	$1,438,936	$1,321,891	$1,345,622

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the years ended December 31 (dollars in thousands):

	2021			2020			2019
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$394,717	$18,940	$413,657	$377,785	$18,618	$396,403	$369,102	$17,134	$386,236
Commercial and governmental	326,173	25,861	352,034	303,972	23,754	327,726	317,589	19,391	336,980
Industrial	106,756	—	106,756	103,103	—	103,103	105,802	—	105,802
Public street and highway lighting	7,472	250	7,722	7,303	252	7,555	7,448	254	7,702
Total retail revenue	835,118	45,051	880,169	792,163	42,624	834,787	799,941	36,779	836,720
Transmission	21,005	—	21,005	18,236	—	18,236	18,180	—	18,180
Other revenue from contracts with customers	33,870	—	33,870	19,252	—	19,252	26,969	—	26,969
Total revenue from contracts with customers	$889,993	$45,051	$935,044	$829,651	$42,624	$872,275	$845,090	$36,779	$881,869

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the years ended December 31 (dollars in thousands):

	2021	2020	2019
	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$221,405	$213,612	$196,430
Commercial	100,819	94,937	92,168
Industrial and interruptible	7,796	7,128	5,263
Total retail revenue	330,020	315,677	293,861
Transportation	8,547	7,917	8,674
Other revenue from contracts with customers	5,344	4,501	4,500
Total revenue from contracts with customers	$343,911	$328,095	$307,035

NOTE 5. LEASES

ASC 842, outlines a model for entities to use in accounting for leases. The core principle of the model is that an entity should recognize the ROU assets and liabilities that arise from leases on the balance sheet and depreciate or amortize the asset and liability over the term of the lease, as well as provide disclosure to enable users of the consolidated financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

Description of Leases

Operating Leases

The Company's most significant operating lease is with the State of Montana associated with submerged land around the Company's hydroelectric facilities in the Clark Fork River basin, which expires in 2046. The terms of this lease are subject to adjustment - depending on the outcome of ongoing litigation between the State of Montana and NorthWestern Energy. In addition, the State of Montana and Avista Corp. are engaged in litigation regarding lease terms, including how much money, if any, the State of Montana should return to Avista Corp. Amounts recorded for this lease are uncertain and amounts may change in the future depending on the outcome of the ongoing litigation. Any reduction in future lease payments or the return of previously paid amounts to Avista Corp. will be included in the future ratemaking process.

In addition to the lease with the State of Montana, the Company also has other operating leases for land associated with its utility operations, as well as communication sites which support network and radio communications within its service territory. The Company's leases have remaining terms of 1 to 72 years. Most of the Company's leases include options to extend the lease term for periods of 5 to 50 years. Options are exercised at the Company's discretion.

Certain of the Company's lease agreements include rental payments which are periodically adjusted over the term of the agreement based on the consumer price index. The Company's lease agreements do not include any material residual value guarantees or material restrictive covenants.

Avista Corp. does not record leases with a term of 12 months or less in the Consolidated Balance Sheets. Total short-term lease costs for the year ended December 31, 2021 are immaterial.

Finance Lease

AEL&P has a PPA which is treated as a finance lease for accounting purposes related to the Snettisham hydroelectric project, which expires in 2034. For ratemaking purposes, this lease is treated as an operating lease with a constant level of annual rental expense (straight line rent expense). Because of this regulatory treatment, any difference between the operating lease expense for ratemaking purposes and the expenses recognized under GAAP (interest expense and amortization of the finance lease ROU asset) is recorded as a regulatory asset and amortized during the later years of the lease when the finance lease expense is less than the operating lease expense included in base rates. The amortization of the ROU asset is included in depreciation and amortization and the interest associated with the lease liability is included in interest expense on the Consolidated Statements of Income.

The components of lease expense were as follows for the year ended December 31 (dollars in thousands):

	2021	2020
Operating lease cost:
Fixed lease cost (Other operating expenses)	$4,970	$4,746
Variable lease cost (Other operating expenses)	1,180	1,099
Total operating lease cost	$6,150	$5,845

Finance lease cost:
Amortization of ROU asset (Depreciation and amortization)	$3,641	$3,641
Interest on lease liabilities (Interest expense)	2,522	2,662
Total finance lease cost	$6,163	$6,303

AVISTA CORPORATION

Supplemental cash flow information related to leases was as follows for the year ended December 31 (dollars in thousands):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows:
Operating lease payments	$4,805	$4,612
Interest on finance lease	2,522	2,662
Total operating cash outflows	$7,327	$7,274

Finance cash outflows:
Principal payments on finance lease	$2,935	$2,800

Supplemental balance sheet information related to leases was as follows for December 31 (dollars in thousands):

	December 31,	December 31,
	2021	2020
Operating Leases
Operating lease ROU assets (Other property and investments-net and other non-current assets)	$70,133	$71,891

Other current liabilities	$4,301	$4,249
Other non-current liabilities and deferred credits	66,068	67,716
Total operating lease liabilities	$70,369	$71,965

Finance Leases
Finance lease ROU assets (Other property and investments-net and other non-current assets)	$43,697	$47,338

Other current liabilities	$3,085	$2,935
Other non-current liabilities and deferred credits	45,730	48,815
Total finance lease liabilities	$48,815	$51,750

Weighted Average Remaining Lease Term
Operating leases	24.22 years	25.20 years
Finance leases	6.32 years	7.22 years

Weighted Average Discount Rate
Operating leases	4.28%	4.28%
Finance leases	4.35%	4.62%

Maturities of lease liabilities (including principal and interest) were as follows as of December 31, 2021 (dollars in thousands):

	Operating Leases	Finance Leases
2022	$4,820	$5,460
2023	4,849	5,456
2024	4,875	5,459
2025	4,882	5,454
2026	4,867	5,456
Thereafter	91,845	38,204
Total lease payments	$116,138	$65,489
Less: imputed interest	(45,769)	(16,674)
Total	$70,369	$48,815

AVISTA CORPORATION

Maturities of lease liabilities (including principal and interest) were as follows as of December 31, 2020 (dollars in thousands):

	Operating Leases	Finance Leases
2021	$4,779	$5,457
2022	4,799	5,460
2023	4,827	5,456
2024	4,852	5,459
2025	4,865	5,454
Thereafter	96,734	43,661
Total lease payments	$120,856	$70,947
Less: imputed interest	(48,891)	(19,197)
Total	$71,965	$51,750

NOTE 6. VARIABLE INTEREST ENTITIES

Lancaster Power Purchase Agreement

The Company has a PPA for the purchase of all the output of the Lancaster Plant, a 270 MW natural gas-fired combined cycle combustion turbine plant located in Kootenai County, Idaho, owned by an unrelated third-party (Rathdrum Power LLC), through 2026.

Avista Corp. has a variable interest in the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and which interest holders have the obligation to absorb losses or receive benefits that could be significant to the entity. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the Lancaster Plant. However, Rathdrum Power LLC (the owner) controls the daily operation of the Lancaster Plant and makes operating and maintenance decisions. Rathdrum Power LLC controls all of the rights and obligations of the Lancaster Plant after the expiration of the PPA in 2026 and Avista Corp. does not have any further obligations after the expiration. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum Power LLC bears the maintenance risk of the plant and will receive the residual value of the Lancaster Plant. Avista Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of the Lancaster Plant. Accordingly, neither the Lancaster Plant nor Rathdrum Power LLC is included in Avista Corp.’s consolidated financial statements. The Company has a future contractual obligation of $143.4 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. However, the Company believes that such costs will be recovered through retail rates.

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

The Company has investments in limited partnerships (or the functional equivalent) where Avista Corp. is a limited partner investor in an investment fund where the general partner makes all of the investment and operating decisions with regards to the partnership and fund. To remove the general partner from any of the funds, approval from greater than a simple majority of the limited partners is required. As such, the limited partners do not have substantive kick-out rights and these investments are considered VIEs. Consolidation of these VIEs by Avista Corp. is not required because the Company does not have majority ownership in any of the funds, it does not have the power to direct any activities of the funds, and it does not have the power to appoint executive leadership, including the board of directors.

AVISTA CORPORATION

Avista Corp. participates in profits and losses of the investment funds based on its ownership percentage and its losses are capped at its total initial investment in the funds. As of December 31, 2021, Avista Corp. has invested $75.4 million in these investment funds, with an additional commitment of $27.0 million remaining to be invested. In addition, the Company is not allowed to withdraw any capital contributions from the investment funds until after the funds' expiration dates and all liabilities of the funds are settled. The expiration dates range from 2022 to 2040, with three investments having no termination date (as they are perpetual). One of the funds is closed and expired and the Company is awaiting final distribution as soon as the underlying investments are liquidated. As of December 31, 2021, the Company has a total carrying amount of $79.2 million in these investment funds.

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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of December 31, 2021 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
2022	129	—	7,114	61,405	234	452	3,933	31,485
2023	—	—	378	23,218	—	—	1,360	9,323
2024	—	—	228	3,413	—	—	1,370	228
2025	—	—	—	—	—	—	1,115	—

As of December 31, 2021, there are no expected deliveries of energy commodity derivatives after 2025.

The following table presents the underlying energy commodity derivative volumes as of December 31, 2020 that were expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

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

As of December 31, 2020, there were no expected deliveries of energy commodity derivatives after 2025.

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

Foreign Currency Exchange Derivatives

A significant portion of Avista Corp.'s natural gas supply (including fuel for power generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of Avista Corp.’s short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices. The short term natural gas transactions are settled within 60 days with U.S. dollars. Avista Corp. hedges a portion of the foreign currency risk by purchasing Canadian currency exchange derivatives when such commodity transactions are initiated. The foreign currency exchange derivatives and the unhedged foreign currency risk have not had a material effect on Avista Corp.’s financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations are included with natural gas supply costs for ratemaking.

AVISTA CORPORATION

The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of December 31 (dollars in thousands):

	2021	2020
Number of contracts	25	22
Notional amount (in United States dollars)	$8,571	$3,860
Notional amount (in Canadian dollars)	10,957	4,949

Interest Rate Swap Derivatives

Avista Corp. is affected by fluctuating interest rates related to a portion of its existing debt, and future borrowing requirements. Avista Corp. hedges a portion of its interest rate risk with financial derivative instruments, which may include interest rate swap derivatives and U.S. Treasury lock agreements. These interest rate swap derivatives and U.S Treasury lock agreements are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances.

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of the balance sheet date indicated below (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
December 31, 2021	13	140,000	2022
	2	20,000	2023
	1	10,000	2024
December 31, 2020	4	45,000	2021
	11	120,000	2022
	1	10,000	2023

See Note 16 for discussion of the bond purchase agreement and the related settlement of interest rate swaps in connection with the pricing of the bonds in September 2021.

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

Summary of Outstanding Derivative Instruments

The amounts recorded on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Consolidated Balance Sheets as of December 31, 2021 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netting	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$—	$(19)	$—	$(19)
Interest rate swap derivatives
Other property and investments-net and other non-current assets	1,149	—	—	1,149
Other current liabilities	1,170	(25,196)	—	(24,026)
Other non-current liabilities and deferred credits	—	(78)	—	(78)
Energy commodity derivatives
Other current assets	1,506	(107)	—	1,399
Other property and investments-net and other non-current assets	6,844	(5,335)	—	1,509
Other current liabilities	25,771	(39,616)	9,089	(4,756)
Other non-current liabilities and deferred credits	141	(4,589)	—	(4,448)
Total derivative instruments recorded on the balance sheet	$36,581	$(74,940)	$9,089	$(29,270)

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

AVISTA CORPORATION

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of December 31 (in thousands):

	2021	2020
Energy commodity derivatives
Cash collateral posted	$30,567	$4,953
Letters of credit outstanding	34,000	23,500
Balance sheet offsetting (cash collateral against net derivative positions)	9,089	616
Interest rate swap derivatives
Cash collateral posted (offset by net derivative positions)	—	8,050

There were no letters of credit outstanding related to interest rate swap derivatives as of December 31, 2021 and December 31, 2020.

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of December 31 (in thousands):

	2021	2020
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	$25,274	$50,813
Additional collateral to post	25,274	42,763

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

	2021	2020
Utility plant in service	$395,028	$391,922
Accumulated depreciation	(302,220)	(284,282)

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

AVISTA CORPORATION

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Net Utility Property

Net utility property consisted of the following as of December 31 (dollars in thousands):

	2021	2020
Utility plant in service	$7,166,580	$6,809,797
Construction work in progress	205,405	175,767
Total	7,371,985	6,985,564
Less: Accumulated depreciation and amortization	2,146,470	1,993,952
Total net utility property	$5,225,515	$4,991,612

Gross Property, Plant and Equipment

The gross balances of the major classifications of property, plant and equipment are detailed in the following table as of December 31 (dollars in thousands):

	2021	2020
Avista Utilities:
Electric production	$1,494,371	$1,457,497
Electric transmission	945,624	862,987
Electric distribution	2,093,937	1,978,868
Electric construction work-in-progress (CWIP) and other	424,733	384,372
Electric total	4,958,665	4,683,724
Natural gas underground storage	55,684	53,351
Natural gas distribution	1,356,477	1,282,563
Natural gas CWIP and other	87,852	83,644
Natural gas total	1,500,013	1,419,558
Common plant (including CWIP)	740,339	712,609
Total Avista Utilities	7,199,017	6,815,891
AEL&P:
Electric production	106,094	105,076
Electric transmission	22,691	22,419
Electric distribution	27,138	25,814
Electric CWIP and other	7,319	6,677
Electric total	163,242	159,986
Common plant	9,726	9,687
Total AEL&P	172,968	169,673
Total gross utility property	7,371,985	6,985,564
Other (1)	17,818	16,394
Total	$7,389,803	$7,001,958
(1)
Included in other property and investments-net and other non-current assets on the Consolidated Balance Sheets. Accumulated depreciation was $2.3 million as of December 31, 2021 and $2.2 million as of December 31, 2020 for the other businesses.

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

AVISTA CORPORATION

•
abandonment and decommissioning of certain hydroelectric generation and natural gas storage facilities.

In 2015, the EPA issued a final rule regarding CCRs. Colstrip produces this byproduct. The CCR rule has been the subject of ongoing litigation. In August 2018, the D.C. Circuit struck down provisions of the rule. The rule includes technical requirements for CCR landfills and surface impoundments. The Colstrip owners developed a multi-year compliance plan to address the CCR requirements and existing state obligations.

The actual asset retirement costs related to the CCR rule requirements may vary substantially from the estimates used to record the ARO due to the uncertainty and evolving nature of the compliance strategies that will be used and the availability of data used to estimate costs, such as the quantity of coal ash present at certain sites and the volume of fill that will be needed to cap and cover certain impoundments. The Company updates its estimates as new information becomes available. The Company expects to seek recovery of any increased costs related to complying with the CCR rule through the ratemaking process.

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

The following table documents the changes in the Company’s asset retirement obligation during the years ended December 31 (dollars in thousands):

	2021	2020	2019
Asset retirement obligation at beginning of year	$17,194	$20,338	$18,266
Liabilities incurred	825	(2,315)	2,699
Liabilities settled	(1,541)	(1,645)	(1,503)
Accretion expense	664	816	876
Asset retirement obligation at end of year	$17,142	$17,194	$20,338

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

Avista Utilities

The Company has a defined benefit pension plan covering the majority of all regular full-time employees at Avista Utilities that were hired prior to January 1, 2014. Employees eligible for the plan continue to accrue benefits. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. Non-union employees hired on or after January 1, 2014 participate in a defined contribution 401(k) plan in lieu of a defined benefit pension plan. Union employees hired on or after January 1, 2014 are still covered under the defined benefit pension plan. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $42.0 million in cash to the pension plan in 2021, and $22.0 million in 2020 and 2019. The Company expects to contribute $42.0 million in cash to the pension plan in 2022.

The Company also has a SERP that provides additional pension benefits to certain executive officers and certain key employees of the Company. The SERP is intended to provide benefits to individuals whose benefits under the defined benefit pension plan are reduced due to the application of Section 415 of the Internal Revenue Code of 1986 and the deferral of salary under

AVISTA CORPORATION

deferred compensation plans. The liability and expense for this plan are included as pension benefits in the tables included in this Note.

The Company expects that benefit payments under the pension plan and the SERP will total (dollars in thousands):

	2022	2023	2024	2025	2026	Total 2027- 2031
Expected benefit payments	$43,282	$43,218	$43,675	$44,319	$43,810	$228,585

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

The Company expects that benefit payments under other postretirement benefit plans will total (dollars in thousands):

	2022	2023	2024	2025	2026	Total 2027- 2031
Expected benefit payments	$6,960	$7,140	$7,291	$7,453	$7,560	$39,646

The Company expects to contribute $7.2 million to other postretirement benefit plans in 2022, representing expected benefit payments to be paid during the year excluding the Medicare Part D subsidy. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

AVISTA CORPORATION

The following table sets forth the pension and other postretirement benefit plan disclosures as of December 31, 2021 and 2020 and the components of net periodic benefit costs for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation as of beginning of year	$826,915	$742,382	$161,233	$159,296
Service cost	25,306	22,392	4,114	3,902
Interest cost	26,160	27,853	5,139	6,042
Actuarial (gain)/loss	(13,997)	74,688	2,808	(2,589)
Benefits paid	(65,342)	(40,400)	(5,696)	(5,418)
Benefit obligation as of end of year	$799,042	$826,915	$167,598	$161,233
Change in plan assets:
Fair value of plan assets as of beginning of year	$722,024	$642,063	$52,173	$44,853
Actual return on plan assets	50,370	96,591	7,371	7,320
Employer contributions	42,000	22,000	—	—
Benefits paid	(63,431)	(38,630)	—	—
Fair value of plan assets as of end of year	$750,963	$722,024	$59,544	$52,173
Funded status	$(48,079)	$(104,891)	$(108,054)	$(109,060)
Amounts recognized in the Consolidated Balance Sheets:
Other current liabilities	$(1,951)	$(1,943)	$(684)	$(669)
Non-current liabilities	(46,128)	(102,948)	(107,370)	(108,391)
Net amount recognized	$(48,079)	$(104,891)	$(108,054)	$(109,060)
Accumulated pension benefit obligation	$685,493	$710,023
Accumulated postretirement benefit obligation:
For retirees			$78,347	$75,876
For fully eligible employees			$32,144	$32,097
For other participants			$57,107	$53,260
Included in accumulated other comprehensive loss (income) (net of tax):
Unrecognized prior service cost (credit)	$1,699	$1,902	$(2,741)	$(3,570)
Unrecognized net actuarial loss	94,109	119,318	48,872	53,737
Total	95,808	121,220	46,131	50,167
Less regulatory asset	(85,550)	(108,301)	(45,350)	(48,708)
Accumulated other comprehensive loss for unfunded benefit obligation for pensions and other postretirement benefit plans	$10,258	$12,919	$781	$1,459

	Pension Benefits		Other Post- retirement Benefits
	2021	2020	2021	2020
Weighted-average assumptions as of December 31:
Discount rate for benefit obligation	3.39%	3.25%	3.40%	3.27%
Discount rate for annual expense	3.25%	3.85%	3.27%	3.89%
Expected long-term return on plan assets	5.40%	5.50%	4.60%	5.30%
Rate of compensation increase	4.66%	4.74%
Medical cost trend pre-age 65 – initial			6.00%	6.25%
Medical cost trend pre-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year pre-age 65			2026	2026
Medical cost trend post-age 65 – initial			6.00%	6.25%
Medical cost trend post-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year post-age 65			2026	2026

AVISTA CORPORATION

	Pension Benefits			Other Post-retirement Benefits
	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost (a)	$25,306	$22,392	$19,755	$4,114	$3,902	$3,006
Interest cost	26,160	27,853	28,417	5,139	6,042	5,598
Expected return on plan assets	(39,088)	(34,886)	(31,763)	(2,400)	(2,377)	(2,101)
Amortization of prior service cost (credit)	257	257	257	(921)	(958)	(981)
Net loss recognition	6,645	6,717	10,216	3,865	4,871	4,013
Net periodic benefit cost	$19,280	$22,333	$26,882	$9,797	$11,480	$9,535
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

	2021	2020
Equity securities	55%	35%
Debt securities	40%	49%
Real estate	5%	7%
Absolute return	0%	9%

The target investment allocation percentages were revised in the first quarter of 2021 and the pension plan assets were reinvested to move toward the new target investment allocation percentages. The target asset allocation percentages were modified to better align the asset allocations with the funded status of the pension plan.

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

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2021 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$6,259	$—	$6,259
Fixed income securities:
U.S. government issues	—	19,310	—	19,310
Corporate issues	—	233,496	—	233,496
International issues	—	34,270	—	34,270
Municipal issues	—	18,558	—	18,558
Mutual funds:
U.S. equity securities	236,552	—	—	236,552
International equity securities	112,873	—	—	112,873
Plan assets measured at NAV (not subject to hierarchy disclosure)
Common/collective trusts:
Real estate	—	—	—	31,040
Partnership/closely held investments:
Absolute return (1)	—	—	—	363
International equity securities	—	—	—	50,427
Real estate	—	—	—	7,815
Total	$349,425	$311,893	$—	$750,963

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

AVISTA CORPORATION

The fair value of other postretirement plan assets invested in debt and equity securities was based primarily on market prices. The fair value of investment securities traded on a national securities exchange is determined based on the last reported sales price; securities traded in the over-the-counter market are valued at the last reported bid price. For investment securities for which market prices are not readily available, the investment manager will determine fair value based upon other inputs (including valuations of securities that are comparable in coupon, rating, maturity and industry). The target asset allocation was 60 percent equity securities and 40 percent debt securities in both 2021 and 2020.

The fair value of other postretirement plan assets was determined as of December 31, 2021 and 2020.

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of other postretirement plan assets measured and reported as of December 31, 2021 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Balanced index mutual fund (1)	$59,545	$—	$—	$59,545

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of other postretirement plan assets measured and reported as of December 31, 2020 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Balanced index mutual fund (1)	$52,173	$—	$—	$52,173
(1)
The balanced index fund for 2021 and 2020 is a single mutual fund that includes a percentage of U.S. equity and fixed income securities and International equity and fixed income securities.

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

Employer matching contributions were as follows for the years ended December 31 (dollars in thousands):

	2021	2020	2019
Employer 401(k) matching contributions	$11,671	$11,742	$10,412

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

There were deferred compensation assets included in other property and investments-net and corresponding deferred compensation liabilities included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets of the following amounts as of December 31 (dollars in thousands):

	2021	2020
Deferred compensation assets and liabilities	$9,513	$9,174

NOTE 12. ACCOUNTING FOR INCOME TAXES

Income Tax Expense

Income tax expense consisted of the following for the years ended December 31 (dollars in thousands):

	2021	2020	2019
Current income tax expense (benefit)	$807	$(37,913)	$16,276
Deferred income tax expense	11,224	44,964	15,098
Total income tax expense	$12,031	$7,051	$31,374

AVISTA CORPORATION

State income taxes do not represent a significant portion of total income tax expense on the Consolidated Statements of Income for any periods presented.

A reconciliation of federal income taxes derived from the statutory federal tax rate of 21 percent applied to income before income taxes as set forth in the accompanying Consolidated Statements of Income is as follows for the years ended December 31 (dollars in thousands):

	2021		2020		2019
Federal income taxes at statutory rates	$33,467	21.0%	$28,673	21.0%	$47,909	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(13,820)	(8.7)	(12,893)	(9.4)	(9,967)	(4.3)
State income tax expense	1,385	0.8	814	0.6	1,465	0.6
Acquisition costs	—	—	—	—	(1,712)	(0.7)
Flow through related to deduction of meters and mixed service costs (1)	(8,678)	(5.4)	—	—	—	—
Non-plant excess deferred turnaround (2)	—	—	(8,476)	(6.2)	(5,690)	(2.5)
Tax loss on sale of METALfx	—	—	—	—	(1,272)	(0.6)
Customer refunds related to prior years at 35 percent	—	—	(1,189)	(0.9)	—	—
Other	(323)	(0.2)	122	0.1	641	0.3
Total income tax expense	$12,031	7.5%	$7,051	5.2%	$31,374	13.8%
(1)
With the approval of the Idaho and Washington general rate cases in 2021, a change in tax methodology resulted in recognizing a flow through benefit related to meters and mixed service costs.
(2)
In March 2020, the WUTC approved an all-party settlement agreement related to electric tax benefits that were set aside for Colstrip in the 2020 general rate case order. In the approved settlement agreement, the parties agreed to utilize $10.9 million ($8.4 million when tax-effected) of the electric benefits to offset costs associated with accelerating the depreciation of Colstrip Units, to reflect a remaining useful life through December 31, 2025. In the second quarter of 2020, the Company recorded a one-time increase to depreciation expense with an offsetting decrease to income tax expense.

In March 2019, the IPUC approved an all-party settlement agreement related to electric tax benefits that were set aside for Colstrip in the 2020 general rate case order. In the approved settlement agreement, the parties agreed to utilize $6.4 million ($5.1 million when tax-effected) of the electric benefits to offset costs associated with accelerating the depreciation of Colstrip, to reflect a remaining useful life through December 31, 2027. In the second quarter of 2019, the Company recorded a one-time increase to depreciation expense with an offsetting decrease to income tax expense.

AVISTA CORPORATION

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The total net deferred income tax liability consisted of the following as of December 31 (dollars in thousands):

	2021	2020
Deferred income tax assets:
Regulatory liabilities	$200,513	$179,871
Tax credits and NOL carryforwards	64,994	57,516
Provisions for pensions	25,650	37,501
Other	38,181	42,641
Total gross deferred income tax assets	329,338	317,529
Valuation allowances for deferred tax assets	(9,626)	(10,021)
Total deferred income tax assets after valuation allowances	319,712	307,508
Deferred income tax liabilities:
Utility property, plant, and equipment	688,856	666,639
Regulatory assets	264,978	232,697
Other	8,587	2,884
Total deferred income tax liabilities	962,421	902,220
Net long-term deferred income tax liability	$642,709	$594,712

The realization of deferred income tax assets is dependent upon the ability to generate taxable income in future periods. The Company evaluated available evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that deferred income tax assets will be realized.

As of December 31, 2021, the Company had $17.1 million of state tax credit carryforwards. Of the total amount, the Company believes that it is more likely than not that it will only be able to utilize $7.5 million of the state tax credits. As such, the Company has recorded a valuation allowance of $9.6 million against the state tax credit carryforwards and reflected the net amount of $7.5 million as an asset as of December 31, 2021. State tax credits expire from 2022 to 2035.

Status of Internal Revenue Service (IRS) and State Examinations

The Company and its eligible subsidiaries file consolidated federal income tax returns. All tax years after 2017 are open for an IRS tax examination.

The Company also files state income tax returns in certain jurisdictions, including Idaho, Oregon, Montana and Alaska. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis.

The Idaho State Tax Commission is currently reviewing tax years 2014 through 2017. All tax years after 2017 are open for examination in Idaho, Oregon, Montana and Alaska.

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

	2021	2020	2019
Utility power resources	$431,199	$324,297	$376,769

The following table details Avista Utilities’ future contractual commitments for power resources (including transmission contracts) and natural gas resources (including transportation contracts) (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Power resources	$198,052	$187,552	$200,693	$193,877	$184,230	$1,888,038	$2,852,442
Natural gas resources	87,228	66,508	42,581	36,423	32,094	382,981	647,815
Total	$285,280	$254,060	$243,274	$230,300	$216,324	$2,271,019	$3,500,257

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

The above future contractual commitments for power resources include fixed contractual amounts related to the Company's contracts with certain PUDs to purchase portions of the output of certain generating facilities. Although Avista Utilities has no investment in the PUD generating facilities, the fixed contracts obligate Avista Utilities to pay certain minimum amounts whether or not the facilities are operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in utility resource costs in the Consolidated Statements of Income. The contractual amounts included above consist of Avista Utilities’ share of existing debt service cost and its proportionate share of the variable operating expenses of these projects. The minimum amounts payable under these contracts are based in part on the proportionate share of the debt service requirements of the PUD's revenue bonds for which the Company is indirectly responsible. The Company's total future debt service obligation associated with the revenue bonds outstanding at December 31, 2021 (principal and interest) was $278.3 million.

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

	2022	2023	2024	2025	2026	Thereafter	Total
Contractual obligations	$28,912	$29,680	$30,471	$31,287	$32,127	$212,852	$365,329

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

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of December 31, 2021, the Company was in compliance with this covenant.

AVISTA CORPORATION

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed lines of credit were as follows as of December 31 (dollars in thousands):

	2021	2020
Balance outstanding at end of period	$284,000	$102,000
Letters of credit outstanding at end of period	$34,000	$27,618
Average interest rate at end of period	1.11%	1.22%

As of December 31, 2021 and 2020, the borrowings outstanding under Avista Corp.'s committed line of credit were classified as short-term borrowings on the Consolidated Balance Sheets.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of December 31, 2021, AEL&P was in compliance with this covenant.

As of December 31, 2021, there were no borrowings under the AEL&P committed line of credit. As of December 31, 2020, there was $1.0 million outstanding with an average interest rate of 1.65 percent.

NOTE 15. CREDIT AGREEMENT

In April 2020, the Company entered into a Credit Agreement with various financial institutions, in the amount of $100 million. The Company borrowed the entire $100 million available under this agreement in April 2020 and repaid the outstanding balance in April 2021.

AVISTA CORPORATION

NOTE 16. LONG-TERM DEBT

The following details long-term debt outstanding as of December 31 (dollars in thousands):

Maturity Year	Description	Interest Rate	2021	2020
Avista Corp. Secured Long-Term Debt
2022	First Mortgage Bonds	5.13%	250,000	250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (1)	(1)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2044	First Mortgage Bonds	4.11%	60,000	60,000
2045	First Mortgage Bonds	4.37%	100,000	100,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
2047	First Mortgage Bonds	3.91%	90,000	90,000
2048	First Mortgage Bonds	4.35%	375,000	375,000
2049	First Mortgage Bonds	3.43%	180,000	180,000
2050	First Mortgage Bonds	3.07%	165,000	165,000
2051	First Mortgage Bonds	3.54%	175,000	175,000
2051	First Mortgage Bonds (2)	2.90%	140,000	—
	Total Avista Corp. secured long-term debt		2,157,200	2,017,200
Alaska Electric Light and Power Company Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75,000	75,000
	Total secured long-term debt		2,232,200	2,092,200
Alaska Energy and Resources Company Unsecured Long-Term Debt
2024	Unsecured Term Loan	3.44%	15,000	15,000
	Total secured and unsecured long-term debt		2,247,200	2,107,200
Other Long-Term Debt Components
	Unamortized debt discount		(632)	(710)
	Unamortized long-term debt issuance costs		(14,498)	(14,256)
	Total		2,232,070	2,092,234
	Secured Pollution Control Bonds held by Avista Corporation (1)		(83,700)	(83,700)
	Current portion of long-term debt		(250,000)	—
	Total long-term debt		$1,898,370	$2,008,534

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
(2)
In September 2021, the Company issued and sold $70.0 million of 2.90 percent first mortgage bonds due in 2051 pursuant to a bond purchase agreement with institutional investors in the private placement market. In December 2021, the Company issued and sold the remaining $70.0 million of bonds pursuant to the same agreement. The total net proceeds from the sale of the bonds were used to repay a portion of the outstanding balance under Avista Corp.'s $400.0 million committed line of credit. In connection with the pricing of the first mortgage bonds in September 2021, the Company cash settled four interest rate swap derivatives (notional aggregate amount of $45.0 million) and paid a net amount of $17.2 million. See Note 7 for a discussion of interest rate swap derivatives.

AVISTA CORPORATION

The following table details future long-term debt maturities including long-term debt to affiliated trusts (see Note 17) (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Debt maturities	$250,000	$13,500	$15,000	$—	$—	$1,936,547	$2,215,047

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
•
deposit of cash.

Avista Utilities and AEL&P may not individually issue any additional first mortgage bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless the particular entity issuing the bonds has “net earnings” (as defined in that entity's Mortgage) for any period of 12 consecutive calendar months out of the preceding 18 calendar months that were at least twice the annual interest requirements on all mortgage securities at the time outstanding, including the first mortgage bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2021, property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $1.8 billion in an aggregate principal amount of additional first mortgage bonds at Avista Utilities and $38.2 million by AEL&P, at an assumed interest rate of 8 percent in each case.

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

The distribution rates paid were as follows during the years ended December 31:

	2021	2020	2019
Low distribution rate	0.99%	1.10%	2.79%
High distribution rate	1.10%	2.79%	3.61%
Distribution rate at the end of the year	1.05%	1.10%	2.79%

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	2021		2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$963,500	$1,157,651	$963,500	$1,189,824
Long-term debt (Level 3)	1,200,000	1,366,619	1,060,000	1,235,248
Snettisham finance lease obligation (Level 3)	48,815	54,000	51,750	58,700
Long-term debt to affiliated trusts (Level 3)	51,547	43,299	51,547	43,815

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 84.0 to 140.27, where a par value of 100.00 represents the carrying value recorded on the Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates using comparable debt with similar risk and terms if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the

AVISTA CORPORATION

Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on December 31, 2021.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2021 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2021
Assets:
Energy commodity derivatives	$—	$34,119	$—	$(31,211)	$2,908
Level 3 energy commodity derivatives:
Natural gas exchange agreements	—	—	143	(143)	—
Interest rate swap derivatives	—	2,319	—	(1,170)	1,149
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,809	—	—	—	1,809
Equity securities (2)	7,594	—	—	—	7,594
Total	$9,403	$36,438	$143	$(32,524)	$13,460
Liabilities:
Energy commodity derivatives	$—	$41,733	$—	$(40,300)	$1,433
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	7,914	(143)	7,771
Foreign currency exchange derivatives	—	19	—	—	19
Interest rate swap derivatives	—	25,274	—	(1,170)	24,104
Total	$—	$67,026	$7,914	$(41,613)	$33,327

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

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balance disclosed in the table above excludes cash and cash equivalents of $0.1 million as of December 31, 2021 and $0.5 million as of December 31, 2020.

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

AVISTA CORPORATION

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of December 31, 2021 (dollars in thousands):

Fair Value (Net) at
	December 31, 2021	Valuation Technique	Unobservable Input	Range
Natural gas exchange	(7,771)	Internally derived weighted average cost of gas	Forward purchase prices	$2.35 - $4.08/mmBTU $2.96 Weighted Average
			Forward sales prices	$2.38 - $9.50/mmBTU $4.51 Weighted Average
			Purchase volumes	130,000 - 310,000 mmBTUs
			Sales volumes	25,000 - 310,000 mmBTUs

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

The following table presents activity for energy commodity derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31 (dollars in thousands):

	Natural Gas Exchange Agreement	Power Exchange Agreement	Total
Year ended December 31, 2021:
Balance as of January 1, 2021	$(8,410)	$—	$(8,410)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets (1)	4,292	—	4,292
Settlements	(3,653)	—	(3,653)
Ending balance as of December 31, 2021 (2)	$(7,771)	$—	$(7,771)
Year ended December 31, 2020:
Balance as of January 1, 2020	$(2,976)	$—	$(2,976)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets (1)	(4,311)	—	(4,311)
Settlements	(1,123)	—	(1,123)
Ending balance as of December 31, 2020 (2)	$(8,410)	$—	$(8,410)
Year ended December 31, 2019:
Balance as of January 1, 2019	$(2,774)	$(2,488)	$(5,262)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets (1)	8,175	435	8,610
Settlements	(8,377)	2,053	(6,324)
Ending balance as of December 31, 2019 (2)	$(2,976)	$—	$(2,976)

(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.
(2)
There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.

Nonrecurring Fair Value Measurements

The Company holds equity investments without a readily determinable fair value, and these assets are recorded at fair value and adjusted on a nonrecurring basis as a result of observable changes in fair value using the measurement alternative. Amounts recognized in the consolidated financial statements related to equity investments without readily determinable fair value include the following (dollars in thousands):

AVISTA CORPORATION

	December 31, 2021	December 31, 2020
Carrying Value (1)	$24,161	$15,110
Gains (losses)	8,761	925

(1)
Carrying value is adjusted to fair value as of the measurement date when observable changes in fair value occur, such as a transaction involving the underlying asset. These assets are measured using a market approach and are level 2 assets.

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

The requirements of the OPUC approval of the AERC acquisition are the most restrictive. Under the OPUC restriction, the amount available for dividends at December 31, 2021 was $322.3 million.

See the Consolidated Statements of Equity for dividends declared in the years 2019 through 2021.

The Company has 10 million authorized shares of preferred stock. The Company did not have any preferred stock outstanding as of December 31, 2021 and 2020.

Common Stock Issuances

The Company issued common stock in 2021 for total net proceeds of $90.0 million. Most of these issuances came through the Company's sales agency agreements under which the sales agents may offer and sell new shares of common stock from time to time. The Company has board and regulatory authority to issue a maximum of 4.3 million shares under these agreements, of which 2.1 million remain unissued as of December 31, 2021. In 2021, 2.2 million shares were issued under these agreements resulting in total net proceeds of $88.5 million.

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the following as of December 31 (dollars in thousands):

	2021	2020
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $2,934 and $3,822, respectively	$11,039	$14,378

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss by component for the years ended December 31 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statements of Income)	2021	2020	2019
Amortization of defined benefit pension items
Amortization of net prior service cost (a)	$(793)	$(794)	$(794)
Amortization of net loss (a)	38,070	5,586	17,074
Adjustment due to effects of regulation (a)	(33,050)	(10,006)	(19,309)
Total before tax (b)	4,227	(5,214)	(3,029)
Tax expense (b)	(888)	1,095	636
Net of tax (b)	$3,339	$(4,119)	$(2,393)

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
(b)
Description is also the affected line item on the Consolidated Statements of Income

NOTE 21. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AVISTA CORPORATION SHAREHOLDERS

The following table presents the computation of basic and diluted earnings per common share attributable to Avista Corp. shareholders for the years ended December 31 (in thousands, except per share amounts):

	2021	2020	2019
Numerator:
Net income attributable to Avista Corp. shareholders	$147,334	$129,488	$196,979
Denominator:
Weighted-average number of common shares outstanding-basic	69,951	67,962	66,205
Effect of dilutive securities:
Performance and restricted stock awards	134	140	124
Weighted-average number of common shares outstanding-diluted	70,085	68,102	66,329
Earnings per common share attributable to Avista Corp. shareholders:
Basic	$2.11	$1.91	$2.98
Diluted	$2.10	$1.90	$2.97

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

Collective Bargaining Agreements

The Company’s collective bargaining agreement with the IBEW represents approximately 40 percent of all of Avista Utilities’ employees. The Company’s largest represented group, representing approximately 90 percent of Avista Utilities' bargaining unit employees in Washington and Idaho, were covered under a three-year agreement which expired in March 2021.

AVISTA CORPORATION

The Company is in the process of negotiating a new agreement with the IBEW. However, there is a risk that if a new agreement is not reached, employees subject to that agreement could strike. Given the number of employees that are covered by the collective bargaining agreement, a strike could result in disruptions to the Company's operations. However, the Company believes that the possibility of this occurring is remote.

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

The lawsuits were filed in the Superior Court of Ferry County, Washington. The Company continues to vigorously defend itself in the litigation. However, the Company cannot predict the outcome of these matters.

Labor Day Windstorm

General

In September 2020, a severe windstorm occurred in eastern Washington and northern Idaho. The extreme weather event resulted in customer outages and multiple wildfires in the region.

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

In addition to the instances identified above, the Company is aware of a 5-acre fire that occurred in Colfax, Washington, which damaged several residential structures. The Company’s investigation determined that the Company’s facilities were not involved in the ignition of this fire.

The Company’s investigation has found no evidence of negligence with respect to any of the fires, and the Company intends to vigorously defend any claims for damages that may be asserted against it with respect to the wildfires arising out of the extreme wind event.

Babb Road Fire

On May 14, 2021 the Company learned that the Washington Department of Natural Resources (DNR) had completed its investigation and issued a report on the Babb Road Fire. The Babb Road fire covered approximately 15,000 acres and destroyed approximately 220 structures. There are no reports of personal injury or death resulting from the fire.

The DNR report concluded, among other things, that

•
the fire was ignited when a branch of a multi-dominant Ponderosa Pine tree was broken off by the wind and fell on an Avista Corp. distribution line;

AVISTA CORPORATION

•
the tree was located approximately 30 feet from the center of Avista Corp.’s distribution line and approximately 20 feet beyond Avista Corp.’s right-of-way;
•
the tree showed some evidence of insect damage, damage at the top of the tree from porcupines, a small area of scarring where a lateral branch/leader (LBL) had broken off in the past, and some past signs of Gall Rust disease.

The DNR report concluded as follows: “It is my opinion that because of the unusual configuration of the tree, and its proximity to the powerline, a closer inspection was warranted. A nearer inspection of the tree should have revealed the cut LBL ends and its previous failure, and necessitated determination of the failure potential of the adjacent LBL, implicated in starting the Babb Road Fire.”

The DNR report acknowledged that, other than the multi-dominant nature of the tree, the conditions mentioned above would not have been easily visible without close-up inspection of, or cutting into, the tree. The report also acknowledged that, while the presence of multiple tops would have been visible from the nearby roadway, the tree did not fail at a v-fork due to the presence of multiple tops. The Company contends that applicable inspection standards did not require a closer inspection of the otherwise healthy tree, nor was the Company negligent with respect to its maintenance, inspection or vegetation management practices. The Company intends to vigorously defend any such assertion, if made. At this time, no material claims have been asserted against Avista Corp. for damages resulting from the Babb Road Fire.

Colstrip

Colstrip Owners Arbitration and Litigation

Colstrip Units 3 & 4 are jointly owned by the Company, PSE, Pacificorp, PGE (collectively, the "Western Co-Owners"), as well as NorthWestern and Talen, and are operated pursuant to an Ownership and Operating Agreement dated May 6, 1981, as amended (O&O Agreement). Avista Corp. is a 15 percent owner in Units 3 & 4. No single owner owns more than 30 percent of either generating unit.

The Washington CETA imposes deadlines by which coal-fired resources, such as Colstrip, must be excluded from the rate base of Washington utilities and by which electricity from such resources may no longer be delivered to Washington retail customers. The co-owners of Colstrip have differing needs for the generating capacity of these units. Accordingly, business disagreements have arisen among the co-owners, including, but not limited to, disagreements as to the shut-down date or dates of these units. These business disagreements, in turn, have led to disagreements as to the interpretation of the O&O Agreement, including, but not limited to, what percentage voting requirement under the O&O Agreement (55 percent vs. 100 percent) is needed to remove one or more of the Colstrip units from service or to make a determination that the project can no longer be operated consistent with prudent utility practice or the requirements of governmental agencies having jurisdiction. These disagreements are the subject of pending litigation in Montana Federal District Court in which the Western Co-Owners are plaintiffs and NorthWestern and Talen are defendants, as well as in the Montana District for Yellowstone County, in which Talen is the plaintiff and the Western Co-Owners and NorthWestern are defendants.

In addition, there are legal proceedings pending in Montana Federal District Court with respect to the validity and constitutionality of changes to Montana law enacted in 2021 after the foregoing disputes arose. The Western Co-Owners are plaintiffs in those proceedings and NorthWestern and Talen are defendants. The changes to Montana law at issue purport to (a) dictate the location of any arbitration under the O&O Agreement, overriding the express provisions of that agreement; and (b) define actions relating to closing or not operating Colstrip as violations of Montana’s Consumer Protection Act. These legal proceedings remain pending.

The Company is not able to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests. However, the Company will continue to vigorously defend and protect its interests (and those of its stakeholders) in all legal proceedings relating to Colstrip.

Burnett et al. v. Talen et al.

Multiple property owners have initiated a legal proceeding (titled Burnett et al. v. Talen et al.) in the Montana District Court for Rosebud County against Talen, PSE, Pacificorp, PGE, Avista Corp., NorthWestern, and Westmoreland Rosebud Mining. The

AVISTA CORPORATION

plaintiffs allege a failure to contain coal dust in connection with the operation of Colstrip, and seek unspecified damages. The Company will vigorously defend itself in the litigation, but at this time is unable to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

Westmoreland Mine Permits

Two lawsuits have been commenced by the Montana Environmental Information Center, challenging certain permits relating to the operation of the Westmoreland Rosebud Mine, which provides coal to Colstrip. The first, filed in the Montana District Court for Rosebud County, challenges the approval, by the Montana Board of Environmental Review, of a permit for mining what is designated as the “AM4” area of the mine, alleging procedural flaws in the approval process and substantive errors in its assessment of environmental impacts. On January 28, 2022, the Montana District Court for Rosebud County issued an order vacating the AM4 permit but deferring the annulment until April 1, 2022.

The second proceeding, filed in the Montana Federal District Court, challenged the Office of Surface Mining Reclamation and Enforcement’s decision approving Westmoreland’s expansion of the mine into what is designated as “Area F” on the grounds that it violated the National Environmental Protection Act and the Endangered Species Act. On February 11, 2022, a Magistrate Judge issued findings and recommended that approval decision be vacated but that the annulment be delayed for 365 days from the date of a final order.

Avista Corp. is not a party to either of these proceedings. Avista Corp. is continuing to monitor the progress of both lawsuits and assess the impact, if any, of the proceedings on Westmoreland’s ability to meet its contractual coal supply obligations.

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

Rathdrum, Idaho Natural Gas Incident

In October 2021, there was an incident in Rathdrum, Idaho involving the Company’s natural gas infrastructure. The incident occurred after a third party damaged those facilities during the course of excavation work. The incident resulted in a fire which destroyed one residence and resulted in minor injuries to the occupants. At this time, the Company is unable to predict the likelihood of a claim arising out of the matter, nor an amount or range of a potential loss, if any, in the event of such a claim.

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

AVISTA CORPORATION

Company’s policy is to accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup and monitoring costs to be incurred.

The Company has potential liabilities under the Endangered Species Act and similar state statutes for species of fish, plants and wildlife that have either already been added to the endangered species list, listed as “threatened” or petitioned for listing. Thus far, measures adopted and implemented have had minimal impact on the Company. However, the Company will continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to these issues.

Under the federal licenses for its hydroelectric projects, the Company is obligated to protect its property rights, including water rights. In addition, the Company holds additional non-hydro water rights. The State of Montana is examining the status of all water right claims within state boundaries through a general adjudication. Claims within the Clark Fork River basin could adversely affect the energy production of the Company’s Cabinet Gorge and Noxon Rapids hydroelectric facilities. The state of Idaho has initiated adjudication in northern Idaho, which will ultimately include the lower Clark Fork River, the Spokane River and the Coeur d’Alene basin. The Company is and will continue to be a participant in these and any other relevant adjudication processes. The complexity of such adjudications makes each unlikely to be concluded in the foreseeable future. As such, it is not possible for the Company to estimate the impact of any outcome at this time. The Company will continue to seek recovery, through the ratemaking process, of all costs related to this issue.
NOTE 23. REGULATORY MATTERS

Regulatory Assets and Liabilities

The following table presents the Company’s regulatory assets and liabilities as of December 31, 2021 (dollars in thousands):

		Receiving Regulatory Treatment			2021		2020
	Remaining Amortization Period	(1) Earning A Return	Not Earning A Return	(2) Expected Recovery or Refund	Current	Non- current	Current	Non- current
Regulatory Assets:
Deferred income tax	(3)	$244,154	$—	$—	$—	$244,154	$—	$108,517
Pensions and other postretirement benefit plans	(4)	—	165,696	—	—	165,696	—	198,746
Energy commodity derivatives	(5)	—	15,385	—	12,447	2,938	2,073	5,722
Unamortized debt repurchase costs	(6)	6,768	—	—	—	6,768	—	7,512
Settlement with Coeur d’Alene Tribe	2059	38,926	—	—	—	38,926	—	40,043
Demand side management programs	(3)	—	3,974	—	—	3,974	—	3,814
Decoupling surcharge	2023	24,532	—	—	9,907	14,625	7,123	17,123
Utility plant to be abandoned	(7)	26,771	—	—	—	26,771	—	28,916
Interest rate swaps	(8)	158,082	—	41,672	—	199,754	—	214,851
Deferred power costs	(3)	10,835	—	—	7,334	3,501	1,775	1,562
Deferred natural gas costs	(3)	21,027	—	—	14,095	6,932	2,308	—
AFUDC above FERC allowed rate	(11)	48,455	—	—	—	48,455	—	47,393
COVID-19 deferrals	(12)	—	—	13,591	—	13,591	—	8,166
Advanced meter infrastructure	(13)	36,008	—	—	—	36,008	—	26,379
Other regulatory assets	(3)	37,045	8,563	2,925	—	48,533	394	41,699
Total regulatory assets		$652,603	$193,618	$58,188	$43,783	$860,626	$13,673	$750,443
Regulatory Liabilities:
Deferred natural gas costs	(3)	$—	$—	$—	$—	$—	$874	$—
Deferred power costs	(3)	11,891	—	—	6,457	5,434	20,299	17,570
Utility plant retirement costs	(9)	350,190	—	—	—	350,190	—	325,832
Income tax related liabilities	(3) (10)	346,847	24,411	143,862	56,331	458,789	14,952	399,677
Interest rate swaps	(8)	13,589	—	1,473	—	15,062	—	15,046
Decoupling rebate	2022	9,308	—	—	3,049	6,259	1,447	1,519
COVID-19 deferrals	(12)	—	—	12,500	—	12,500	—	10,949
Other regulatory liabilities	(3)	6,905	17,688	—	11,312	13,281	8,863	14,227
Total regulatory liabilities		$738,730	$42,099	$157,835	$77,149	$861,515	$46,435	$784,820

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
(5)
The WUTC and the IPUC issued accounting orders authorizing Avista Corp. to offset energy commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of delivery. Realized benefits and losses result in adjustments to retail rates through PGAs, the ERM in Washington, the PCA mechanism in Idaho and periodic general rates cases. The resulting regulatory assets associated with energy commodity derivative instruments have been concluded to be probable of recovery through future rates.
(6)
Premiums paid or discounts received to repurchase debt are amortized over the remaining life of the original debt that was repurchased or, if new debt is issued in connection with the repurchase, these costs are amortized over the life of the new debt. These costs are recovered through retail rates as a component of interest expense.
(7)
The WUTC approved recovery of AMI project costs through the 2020 general rate case settlements, including amortization of retired meters replaced through the project through 2033. There are additional smaller projects included in the balance that the Company expects to fully recover, which have not yet been through the regulatory process.
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
(10)
The majority of this balance represents amounts due back to customers and resulted from the Tax Cuts and Jobs Act signed into law in December 2017, which changed the federal income tax rate from 35 percent to 21 percent. The Company revalued all deferred income taxes as of December 31, 2017. The Company expects the amounts for utility plant items for Avista Utilities to be returned to customers over a period of approximately 32 years. The Company expects the AEL&P amounts to be returned to customers over a period of approximately 40 years. A significant portion of the regulatory liability attributable to non-plant excess deferred taxes was used to offset a portion of the costs associated with accelerating the depreciation of Colstrip based on settlements in Washington and Idaho.
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

AVISTA CORPORATION

(13)
This amount represents the deferral of the depreciation expense of the Company’s AMI project in Washington state. Recovery of these amounts was approved by WUTC in the 2021 general rate case order.

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
•
retail loads, and
•
sales of surplus transmission capacity.

In Washington, the ERM allows Avista Utilities to periodically increase or decrease electric rates with WUTC approval to reflect changes in power supply costs. The ERM is an accounting method used to track certain differences between actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for Washington customers and defer these differences (over the $4.0 million deadband and sharing bands) for future surcharge or rebate to customers. For 2021, the Company recognized a pre-tax expense of $7.7 million under the ERM in Washington compared to a benefit of $6.2 million for 2020. Total net deferred power costs under the ERM were a liability of $11.9 million as of December 31, 2021 and a liability of $37.9 million as of December 31, 2020. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, the Company must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers. As the cumulative rebate balance exceeded $30 million, the Company’s 2019 filing contained a proposed rate refund. The ERM proceeding was considered with the Company’s 2019 general rate case proceeding and a refund was approved and is being returned to customers over a two-year period that began on April 1, 2020. Avista Utilities makes an annual filing on, or before, April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of, and audit, the ERM deferred power cost transactions for the prior calendar year.

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for its Idaho customers. The October 1 rate adjustments recover or rebate power costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were an asset of $10.8 million as of December 31, 2021 and $2.5 million as of December 31, 2020. Deferred power cost assets represent amounts due from customers and liabilities represent amounts due to customers.

Natural Gas Cost Deferrals and Recovery Mechanisms

Avista Utilities files a PGA in all three states it serves to adjust natural gas rates for: 1) estimated commodity and pipeline transportation costs to serve natural gas customers for the coming year, and 2) the difference between actual and estimated commodity and transportation costs for the prior year. Total net deferred natural gas costs were an asset of $21.0 million as of December 31, 2021 and $1.4 million as of December 31, 2020. Asset balances represent amounts due from customers and liabilities represent amounts due to customers.

Decoupling and Earnings Sharing Mechanisms

Decoupling (also known as an FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of Avista Utilities' jurisdictions, Avista Utilities' electric and natural gas revenues are

AVISTA CORPORATION

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

The Company has proposed to modify this earnings test in its 2022 general rate case, so that if the Company earns more than 0.5 percent higher than the ROR authorized by the WUTC in the multi-year rate plan, the Company would defer these excess revenues and later return them to customers.

Idaho FCA and Earnings Sharing Mechanisms

In Idaho, the IPUC approved the implementation of FCAs for electric and natural gas through March 31, 2025.

Oregon Decoupling Mechanism

In Oregon, the Company has a decoupling mechanism for natural gas. An earnings review is conducted on an annual basis. In the annual earnings review, if the Company earns more than 100 basis points above its allowed ROE, one-third of the earnings above the 100 basis points would be deferred and later returned to customers. The earnings review is separate from the decoupling mechanism and was in place prior to decoupling.

Cumulative Decoupling and Earnings Sharing Mechanism Balances

As of December 31, 2021 and December 31, 2020, the Company had the following cumulative balances outstanding related to decoupling and earnings sharing mechanisms in its various jurisdictions (dollars in thousands):

	December 31,	December 31,
	2021	2020
Washington
Decoupling surcharge	$13,522	$21,340
Idaho
Decoupling (rebate) surcharge	$(1,450)	$1,202
Provision for earnings sharing rebate	(686)	(686)
Oregon
Decoupling surcharge (rebate)	$3,152	$(1,262)

There were no earnings sharing rebates associated with Washington and Oregon as of December 31, 2021 and December 31, 2020.

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

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the year ended December 31, 2021:
Operating revenues	$1,392,999	$45,366	$1,438,365	$571	$—	$1,438,936
Resource costs	493,289	3,834	497,123	—	—	497,123
Other operating expenses	352,241	13,884	366,125	5,927	—	372,052
Depreciation and amortization	221,552	10,363	231,915	261	—	232,176
Income (loss) from operations	217,663	16,186	233,849	(5,617)	—	228,232
Interest expense (2)	99,629	6,096	105,725	522	(95)	106,152
Income taxes	6,029	2,763	8,792	3,239	—	12,031
Net income from continuing operations attributable to Avista Corp. shareholders	125,558	7,224	132,782	14,552	—	147,334
Capital expenditures (3)	435,887	4,052	439,939	1,270	—	441,209
For the year ended December 31, 2020:
Operating revenues	$1,277,468	$42,809	$1,320,277	$1,614	$—	$1,321,891
Resource costs	396,543	1,966	398,509	—	—	398,509
Other operating expenses	341,709	12,905	354,614	5,344	—	359,958
Depreciation and amortization	213,701	9,806	223,507	716	—	224,223
Income (loss) from operations	220,058	17,088	237,146	(4,446)	—	232,700
Interest expense (2)	98,451	6,272	104,723	524	(186)	105,061
Income taxes	4,921	3,011	7,932	(881)	—	7,051
Net income (loss) from continuing operations attributable to Avista Corp. shareholders	124,810	8,095	132,905	(3,417)	—	129,488
Capital expenditures (3)	397,292	7,014	404,306	1,368	—	405,674
For the year ended December 31, 2019:
Operating revenues	$1,295,873	$37,265	$1,333,138	$12,484	$—	$1,345,622
Resource costs	442,471	(2,654)	439,817	—	—	439,817
Other operating expenses (4)	352,170	12,717	364,887	18,883	—	383,770
Depreciation and amortization	195,697	9,668	205,365	629	—	205,994
Income (loss) from operations	200,994	16,423	217,417	(7,028)	—	210,389
Interest expense (2)	97,866	6,385	104,251	1,032	(929)	104,354
Income taxes	28,363	2,816	31,179	195	—	31,374
Net income from continuing operations attributable to Avista Corp. shareholders	183,977	7,458	191,435	5,544	—	196,979

AVISTA CORPORATION

Capital expenditures (3)	434,077	8,433	442,510	835	—	443,345
Total Assets:
As of December 31, 2021	$6,458,244	$265,422	$6,723,666	$132,158	$(2,241)	$6,853,583
As of December 31, 2020	$6,035,340	$268,971	$6,304,311	$109,658	$(11,872)	$6,402,097
As of December 31, 2019	$5,713,268	$271,393	$5,984,661	$113,390	$(15,595)	$6,082,456

(1)
Intersegment eliminations reported as interest expense represent intercompany interest. Intersegment eliminations reported as assets represent intersegment accounts receivable.
(2)
Including interest expense to affiliated trusts.
(3)
The capital expenditures for the other businesses are included in other investing activities on the Consolidated Statements of Cash Flows.
(4)
Other operating expenses for Avista Utilities for 2019 include merger transaction costs which are separately disclosed on the Consolidated Statements of Income.

NOTE 25. TERMINATION OF PROPOSED ACQUISITION BY HYDRO ONE

In July 2017, Avista Corp. entered into a Merger Agreement that provided for Avista Corp. to become an indirect, wholly-owned subsidiary of Hydro One, subject to the satisfaction or waiver of specified closing conditions, including approval by regulatory agencies.

Termination of the Merger Agreement

Due to the denial of the proposed merger by certain of the Company's regulatory commissions, in January 2019, Avista Corp., Hydro One and certain subsidiaries thereof, entered into a Termination Agreement indicating their mutual agreement to terminate the Merger Agreement. Pursuant to the terms of the Termination Agreement, Hydro One paid Avista Corp. a $103 million termination fee in January 2019. The termination fee was used for reimbursing the Company's transaction costs incurred from 2017 to 2019. The balance of the termination fee remaining after payment of 2019 transaction costs and applicable income taxes was used for general corporate purposes and reduced the Company's need for external financing. The 2019 costs were $19.7 million pre-tax and included financial advisers' fees, legal fees, consulting fees and employee time.

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

The sales transaction provided cash proceeds to Avista Corp., net of payments to the minority holder, contractually obligated compensation payments and other transaction expenses, of $16.5 million and resulted in a net gain after-tax of $3.3 million. The gross gain is included in "Other income," the transaction expenses paid are included in "Non-utility Other operating expenses" and any taxes associated with the sale are included in "Income tax expense" on the Consolidated Statements of Income.

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

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2021.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2021 is effective at a reasonable assurance level.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021.

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

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avista Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avista Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Portland, Oregon

February 22, 2022

AVISTA CORPORATION

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

AVISTA CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than the information regarding executive officers and the Company's Code of Business Conduct and Ethics set forth below) is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2022, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2021, relating to its Annual Meeting of Shareholders held on May 11, 2021.

AVISTA CORPORATION

Information about our Executive Officers
Name	Age	Business Experience
Dennis P. Vermillion	60

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

Mark T. Thies	58

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

Kevin J. Christie	54

Senior Vice President, External Affairs and Chief Customer Officer since October 2019; Vice President, External Affairs and Chief Customer Officer January 2018; Vice President of Customer Solutions February 2015 – January 2018; various other management and staff positions with the Company since 2005.

Heather L. Rosentrater	44

Senior Vice President, Energy Delivery and Shared Services since January 2020; Senior Vice President, Energy Delivery from October 2019 to December 2019; Vice President of Energy Delivery December 2015; various other management and staff positions with the Company since 1996.

Jason R. Thackston	52

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

Bryan A. Cox	52

Vice President, Safety and Human Resources since January 2020; Vice President, Safety and HR Shared Services January 2018 – January 2020; various other management and staff positions with the Company since 1997.

Gregory C. Hesler	44

Vice President, General Counsel, Corporate Secretary and Chief Ethics/Compliance Officer since May 2020; Vice President, General Counsel and Chief Compliance Officer January 2020 – May 2020; various other management and staff positions with the Company since 2015.

Latisha D. Hill	43	Vice President of Community and Economic Vitality since January 2020; various other management and staff positions with the Company since 2005.
James M. Kensok	63

Vice President, Chief Information Officer and Chief Security Officer since January 2013; Vice President and Chief Information Officer January 2007 – January 2013; Chief Information Officer February 2001 – December 2006; various other management and staff positions with the Company since 1996.

Ryan L. Krasselt	52	Vice President, Controller and Principal Accounting Officer since October 2015; various other management and staff positions with the Company since 2001.
David J. Meyer	68	Vice President and Chief Counsel for Regulatory and Governmental Affairs since February 2004; Senior Vice President and General Counsel September 1998 – February 2004.
Edward D. Schlect Jr.	61	Vice President and Chief Strategy Officer since September 2015; prior to employment with the Company, Executive Vice President of Corporate Development at Ecova, Inc.

AVISTA CORPORATION

All of the Company’s executive officers, with the exception of David J. Meyer, Kevin J. Christie, and Heather L. Rosentrater, were officers or directors of one or more of the Company’s subsidiaries in 2021. The Company’s executive officers are appointed annually by the Board of Directors.

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

Item 11. Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2022, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2021, relating to its Annual Meeting of Shareholders held on May 11, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities):

Information regarding security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities) has been omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2022, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2021, relating to its Annual Meeting of Shareholders held on May 11, 2021; reference also being made to Schedules 13G, as amended, on file with the SEC with respect to the Registrant's voting securities (the information contained in such schedules 13G, as amended, not being incorporated herein by reference).
(b)
Security ownership of management:

The information required by this Item regarding the security ownership of management is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2022, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2021, relating to its Annual Meeting of Shareholders held on May 11, 2021.
(c)
Changes in control:

None.

AVISTA CORPORATION

(d)
Securities authorized for issuance under equity compensation plans as of December 31, 2021:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(1)
Equity compensation plans approved by security holders (2)	―	$ ―	1,130,521

(1)
Excludes unvested restricted shares and performance share awards granted under Avista Corp.’s Long-Term Incentive Plan. At December 31, 2021, 96,127 Restricted Share awards were outstanding. Performance and market-based share awards may be paid out at zero shares at a minimum achievement level; 215,708 shares at target level; or 431,416 shares at a maximum level. Because there is no exercise price associated with restricted shares or performance and market-based share awards, such shares are not included in the weighted-average price calculation.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2022, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2021, relating to its Annual Meeting of Shareholders held on May 11, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 12, 2022, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2021, relating to its Annual Meeting of Shareholders held on May 11, 2021.

AVISTA CORPORATION

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
1. Financial Statements (Included in Part II of this report):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Balance Sheets as of December 31, 2021, and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

(a)
2. Financial Statement Schedules:

None

(a)
3. Exhibits:

Reference is made to the Exhibit Index commencing on the following page. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b).

AVISTA CORPORATION

EXHIBIT INDEX

Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
2.1	(with Form 8-K filed as of July 19, 2017)	2.1	Agreement and Plan of Merger, dated as of July 19, 2017, by and among Avista Corporation, Hydro One Limited, Olympus Holding Corp. and Olympus Corp.
2.2	(with Form 8-K filed as of January 23, 2019)	2.1	Termination Agreement, dated as of January 23, 2019, by and among Avista Corporation, Hydro One Limited, Olympus Holding Corp. and Olympus Corp.
3.1	(with June 30, 2012 Form 10-Q)	3.1	Restated Articles of Incorporation of Avista Corporation, as amended and restated June 6, 2012.
3.2	(with Form 8-K filed as of August 17, 2016)	3.2	Bylaws of Avista Corporation, as amended August 17, 2016.
4.1	2-4077	B-3	Mortgage and Deed of Trust, dated as of June 1, 1939.*
4.2	2-9812	4(c)	First Supplemental Indenture, dated as of October 1, 1952.*
4.3	2-60728	2(b)-2	Second Supplemental Indenture, dated as of May 1, 1953.*
4.4	2-13421	4(b)-3	Third Supplemental Indenture, dated as of December 1, 1955.*
4.5	2-13421	4(b)-4	Fourth Supplemental Indenture, dated as of March 15, 1967.*
4.6	2-60728	2(b)-5	Fifth Supplemental Indenture, dated as of July 1, 1957.*
4.7	2-60728	2(b)-6	Sixth Supplemental Indenture, dated as of January 1, 1958.*
4.8	2-60728	2(b)-7	Seventh Supplemental Indenture, dated as of August 1, 1958.*
4.9	2-60728	2(b)-8	Eighth Supplemental Indenture, dated as of January 1, 1959.*
4.10	2-60728	2(b)-9	Ninth Supplemental Indenture, dated as of January 1, 1960.*
4.11	2-60728	2(b)-10	Tenth Supplemental Indenture, dated as of April 1, 1964.*
4.12	2-60728	2(b)-11	Eleventh Supplemental Indenture, dated as of March 1, 1965.*
4.13	2-60728	2(b)-12	Twelfth Supplemental Indenture, dated as of May 1, 1966.*
4.14	2-60728	2(b)-13	Thirteenth Supplemental Indenture, dated as of August 1, 1966.*
4.15	2-60728	2(b)-14	Fourteenth Supplemental Indenture, dated as of April 1, 1970.*
4.16	2-60728	2(b)-15	Fifteenth Supplemental Indenture, dated as of May 1, 1973.*
4.17	2-60728	2(b)-16	Sixteenth Supplemental Indenture, dated as of February 1, 1975.*
4.18	2-60728	2(b)-17	Seventeenth Supplemental Indenture, dated as of November 1, 1976.*
4.19	2-69080	2(b)-18	Eighteenth Supplemental Indenture, dated as of June 1, 1980.*
4.20	(with 1980 Form 10-K)	4(a)-20	Nineteenth Supplemental Indenture, dated as of January 1, 1981.*
4.21	2-79571	4(a)-21	Twentieth Supplemental Indenture, dated as of August 1, 1982.*
4.22	(with Form 8-K dated September 20, 1983)	4(a)-22	Twenty-First Supplemental Indenture, dated as of September 1, 1983.*
4.23	2-94816	4(a)-23	Twenty-Second Supplemental Indenture, dated as of March 1, 1984.*

AVISTA CORPORATION

4.24	(with 1986 Form 10-K)	4(a)-24	Twenty-Third Supplemental Indenture, dated as of December 1, 1986.*
4.25	(with 1987 Form 10-K)	4(a)-25	Twenty-Fourth Supplemental Indenture, dated as of January 1, 1988.*
4.26	(with 1989 Form 10-K)	4(a)-26	Twenty-Fifth Supplemental Indenture, dated as of October 1, 1989.*
4.27	33-51669	4(a)-27	Twenty-Sixth Supplemental Indenture, dated as of April 1, 1993.*
4.28	(with 1993 Form 10-K)	4(a)-28	Twenty-Seventh Supplemental Indenture, dated as of January 1, 1994.
4.29	(with 2001 Form 10-K)	4(a)-29	Twenty-Eighth Supplemental Indenture, dated as of September 1, 2001.
4.30	333-82502	4(b)	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2001.
4.31	(with June 30, 2002 Form 10-Q)	4(f)	Thirtieth Supplemental Indenture, dated as of May 1, 2002.
4.32	333-39551	4(b)	Thirty-First Supplemental Indenture, dated as of May 1, 2003.
4.33	(with September 30, 2003 Form 10-Q)	4(f)	Thirty-Second Supplemental Indenture, dated as of September 1, 2003.
4.34	333-64652	4(a)33	Thirty-Third Supplemental Indenture, dated as of May 1, 2004.
4.35	(with Form 8-K dated as of December 15, 2004)	4.1	Thirty-Fourth Supplemental Indenture, dated as of November 1, 2004.
4.36	(with Form 8-K dated as of December 15, 2004)	4.2	Thirty-Fifth Supplemental Indenture, dated as of December 1, 2004.
4.37	(with Form 8-K dated as of December 15, 2004)	4.3	Thirty-Sixth Supplemental Indenture, dated as of December 1, 2004.
4.38	(with Form 8-K dated as of December 15, 2004)	4.4	Thirty-Seventh Supplemental Indenture, dated as of December 1, 2004.
4.39	(with Form 8-K dated as of May 12, 2005)	4.1	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2005.
4.40	(with Form 8-K dated as of November 17, 2005)	4.1	Thirty-Ninth Supplemental Indenture, dated as of November 1, 2005.
4.41	(with Form 8-K dated as of April 6, 2006)	4.1	Fortieth Supplemental Indenture, dated as of April 1, 2006.
4.42	(with Form 8-K dated as of December 15, 2006)	4.1	Forty-First Supplemental Indenture, dated as of December 1, 2006.
4.43	(with Form 8-K dated as of April 3, 2008)	4.1	Forty-Second Supplemental Indenture, dated as of April 1, 2008.
4.44	(with Form 8-K dated as of November 26, 2008)	4.1	Forty-Third Supplemental Indenture, dated as of November 1, 2008.
4.45	(with Form 8-K dated as of December 16, 2008)	4.1	Forty-Fourth Supplemental Indenture, dated as of December 1, 2008.
4.46	(with Form 8-K dated as of December 30, 2008)	4.3	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008.
4.47	(with Form 8-K dated as of September 15, 2009)	4.1	Forty-Sixth Supplemental Indenture, dated as of September 1, 2009.
4.48	(with Form 8-K dated as of November 25, 2009)	4.1	Forty-Seventh Supplemental Indenture, dated as of November 1, 2009.

AVISTA CORPORATION

4.49	(with Form 8-K dated as of December 15, 2010)	4.5	Forty-Eighth Supplemental Indenture, dated as of December 1, 2010.
4.50	(with Form 8-K dated as of December 20, 2010)	4.1	Forty-Ninth Supplemental Indenture, dated as of December 1, 2010.
4.51	(with Form 8-K dated as of December 30, 2010)	4.1	Fiftieth Supplemental Indenture, dated as of December 1, 2010.
4.52	(with Form 8-K dated as of February 11, 2011)	4.1	Fifty-First Supplemental Indenture, dated as of February 1, 2011.
4.53	(with Form 8-K dated as of August 16, 2011)	4.1	Fifty-Second Supplemental Indenture, dated as of August 1, 2011.
4.54	(with Form 8-K dated as of December 14, 2011)	4.1	Fifty-Third Supplemental Indenture, dated as of December 1, 2011.
4.55	(with Form 8-K dated as of November 30, 2012)	4.1	Fifty-Fourth Supplemental Indenture, dated as of November 1, 2012.
4.56	(with Form 8-K dated as of August 14, 2013)	4.1	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2013.
4.57	(with Form 8-K dated as of April 18, 2014)	4.1	Fifty-Sixth Supplemental Indenture, dated as of April 1, 2014.
4.58	(with Form 8-K dated as of December 18, 2014)	4.1	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2014.
4.59	(with Form 8-K dated as of December 16, 2015)	4.1	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2015.
4.60	(with Form 8-K dated as of December 16, 2016)	4.1	Fifty-Ninth Supplemental Indenture, dated as of December 1, 2016.
4.61	(with Form 8-K dated as of December 14, 2017)	4.1	Sixtieth Supplemental Indenture, dated as of December 1, 2017.
4.62	(with Form 8-K dated as of May 15, 2018)	4(a)(62)	Sixty-First Supplemental Indenture, dated as of May 1, 2018
4.63	(with Form 8-K dated as of November 26, 2019)	4.1	Sixty-Second Supplemental Indenture, dated as of November 1, 2019
4.64	(with Form 8-K dated as of June 4, 2020)	4.1	Sixty-Third Supplemental Indenture, dated as of June 1, 2020
4.65	(with Form 8-K dated as of September 30, 2020)	4.1	Sixty-Fourth Supplemental Indenture, dated as of September 1, 2020
4.66	(with Form 8-K dated as of September 30, 2021)	4.1	Sixty-Fifth Supplemental Indenture, dated as of September 1, 2021
4.67	333-82165	4(a)	Indenture dated as of April 1, 1998 between Avista Corporation and The Bank of New York, as Successor Trustee.
4.68	(with Form 8-K dated as of December 15, 2004)	4.5	Supplemental Indenture No. 1, dated as of December 1, 2004 to the Indenture dated as of April 1, 1998 between Avista Corporation and JPMorgan Chase Bank, N.A.
4.69	(with Form 8-K dated as of December 15, 2010)	4.1

Loan Agreement between City of Forsyth, Montana and Avista Corporation $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A dated as of December 1, 2010.

4.70	(with Form 8-K dated as of December 15, 2010)	4.3

Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A, dated as of December 1, 2010.

AVISTA CORPORATION

4.71	(with Form 8-K dated as of December 15, 2010)	4.2

Loan Agreement between City of Forsyth, Montana and Avista Corporation $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B dated as of December 1, 2010.

4.72	(with Form 8-K dated as of December 15, 2010)	4.4

Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B, dated as of December 1, 2010.

4.73	(with June 30, 2012 Form 10-Q)	3.1	Restated Articles of Incorporation of Avista Corporation, as amended and restated June 6, 2012 (see Exhibit 3.1 herein).
4.74	(with Form 8-K filed as of August 17, 2016)	3.2	Bylaws of Avista Corporation, as amended August 17, 2016 (see Exhibit 3.2 herein).
4.75	(2)		Description of the Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934.
10.1	(with Form 8-K dated as of February 11, 2011)	10.1

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

10.13	(with 1981 Form 10-K)	10(s)-7	Ownership and Operation Agreement for Colstrip Units No. 3 & 4, dated as of May 6, 1981.*
10.14	(with 2019 Form 10-K)	10.14	Avista Corporation Executive Deferral Plan (2020 Component). (3)(5)
10.15	(with 2019 Form 10-K)	10.15	Avista Corporation Supplemental Executive Retirement Plan (Post-2004 Component, Amended in 2018). (3)(6)
10.16	(with 1992 Form 10-K)	10(t)-11	The Company’s Unfunded Supplemental Executive Disability Plan. (3)*
10.17	(with 2007 Form 10-K)	10.34	Income Continuation Plan of the Company. (3)
10.18	(with 2018 Form 10-K)	10.21	Avista Corporation Long-Term Incentive Plan. (3)
10.19	(with 2010 Form 10-K)	10.23	Avista Corporation Performance Award Plan Summary. (3)
10.20	(with 2019 Form 10-K)	10.22	Avista Corporation Performance Award Agreement 2019. (3)
10.21	(with 2020 Form 10-K)	10.22	Avista Corporation Performance Award Agreement 2020. (3)
10.22	(2)		Avista Corporation Performance Award Agreement 2021. (3)
10.23	(2)		Avista Corporation Officer Incentive Plan. (3)
10.24	(with Form 8-K dated August 13, 2008)	10.1	Employment Agreement between the Company and Mark T. Thies in the form of a Letter of Employment. (3)
10.25	(with September 30, 2019 Form 10-Q)	10.1	Form of Change of Control Plan between the Company and its Executive Officers. (3)(7)
10.26	(2)		Avista Corporation Non-Employee Director Compensation.
10.27	(with Form 8-K dated April 6, 2020)	10.1	Credit Agreement, dated as of April 6, 2020, among Avista Corporation, U.S. Bank National Association, as Lender and Administrative Agent, and CoBank, ACB, as Lender
21	(2)		Subsidiaries of Registrant.
23	(2)		Consent of Independent Registered Public Accounting Firm.
31.1	(2)		Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	(2)		Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32	(4)		Certification of Corporate Officers (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

AVISTA CORPORATION

101.INS	(2)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	(2)	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

AVISTA CORPORATION

February 22, 2022	By	/s/ Dennis P. Vermillion
Date		Dennis P. Vermillion
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis P. Vermillion	Principal Executive Officer and Director	February 22, 2022
Dennis P. Vermillion
President and Chief Executive Officer

/s/ Mark T. Thies	Principal Financial Officer	February 22, 2022
Mark T. Thies
Executive Vice President,
Chief Financial Officer, and Treasurer

/s/ Ryan L. Krasselt	Principal Accounting Officer	February 22, 2022
Ryan L. Krasselt
Vice President, Controller and
Principal Accounting Officer

/s/ Scott L. Morris	Director	February 22, 2022
Scott L. Morris
Chairman of the Board

/s/ Julie A. Bentz	Director	February 22, 2022
Julie A. Bentz

/s/ Kristianne Blake	Director	February 22, 2022
Kristianne Blake

/s/ Donald C. Burke	Director	February 22, 2022
Donald C. Burke

/s/ Rebecca A. Klein	Director	February 22, 2022
Rebecca A. Klein

/s/ Sena M. Kwawu	Director	February 22, 2022
Sena M. Kwawu

/s/ Scott H. Maw	Director	February 22, 2022
Scott H. Maw

/s/ Jeffry L. Philipps	Director	February 22, 2022
Jeffry L. Philipps

/s/ Heidi B. Stanley	Director	February 22, 2022
Heidi B. Stanley

/s/ Janet D. Widmann	Director	February 22, 2022
Janet D. Widmann