Form 10-Q
period 2022-03-31
AVISTA CORP
filed 2022-05-04
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022 OR

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

As of April 30, 2022, 72,439,910 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

Operational Risk

•
pandemics (including the COVID-19 pandemic), which could disrupt our business, as well as the global, national and local economy, resulting in a decline in customer demand, deterioration in the creditworthiness of our customers, increases in operating and capital costs, workforce shortages, losses or disruptions in our workforce due to vaccine mandates, delays in capital projects, disruption in supply chains, and disruption, weakness and volatility in capital markets. In addition, any of these factors could negatively impact our liquidity and limit our access to capital, among other implications;
•
political unrest and/or conflicts between foreign nation-states, which could disrupt the global, national and local economy, result in increases in operating and capital costs, impact energy commodity prices or our ability to access energy resources, create disruption in supply chains, disrupt, weaken or create volatility in capital markets, and increase cyber security risks. In addition, any of these factors could negatively impact our liquidity and limit our access to capital, among other implications;
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

AVISTA CORPORATION

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

AVISTA CORPORATION

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands, except per share amounts

(Unaudited)

	2022	2021
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$478,703	$412,182
Alternative revenue programs	(16,777)	499
Total utility revenues	461,926	412,681
Non-utility revenues	120	189
Total operating revenues	462,046	412,870
Operating Expenses:
Utility operating expenses:
Resource costs	186,868	134,579
Other operating expenses	94,527	87,555
Depreciation and amortization	62,577	55,221
Taxes other than income taxes	34,117	32,309
Non-utility operating expenses:
Other operating expenses	956	1,184
Depreciation and amortization	32	127
Total operating expenses	379,077	310,975
Income from operations	82,969	101,895
Interest expense	28,067	26,304
Interest expense to affiliated trusts	117	109
Capitalized interest	(1,093)	(1,015)
Other income-net	(4,851)	(3,684)
Income before income taxes	60,729	80,181
Income tax expense (benefit)	(10,836)	12,164
Net income	$71,565	$68,017
Weighted-average common shares outstanding (thousands), basic	71,787	69,293
Weighted-average common shares outstanding (thousands), diluted	71,930	69,506

Earnings per common share:
Basic	$1.00	$0.98
Diluted	$0.99	$0.98

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2022	2021
Net income	$71,565	$68,017
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $73 and $84 respectively	276	315
Total other comprehensive income	276	315
Comprehensive income	$71,841	$68,332

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$203,598	$22,168
Accounts and notes receivable-less allowances of $11,598 and $10,465, respectively	193,200	203,035
Materials and supplies, fuel stock and stored natural gas	76,402	84,733
Regulatory assets	34,733	43,783
Other current assets	88,143	80,754
Total current assets	596,076	434,473
Net utility property	5,250,277	5,225,515
Goodwill	52,426	52,426
Non-current regulatory assets	838,623	860,626
Other property and investments-net and other non-current assets	298,608	280,543
Total assets	$7,036,010	$6,853,583
Liabilities and Equity:
Current Liabilities:
Accounts payable	$112,126	$133,096
Current portion of long-term debt	250,000	250,000
Short-term borrowings	—	284,000
Regulatory liabilities	109,278	77,149
Other current liabilities	170,521	168,861
Total current liabilities	641,925	913,106
Long-term debt	2,294,179	1,898,370
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	140,575	153,467
Deferred income taxes	646,736	642,709
Non-current regulatory liabilities	850,702	861,515
Other non-current liabilities and deferred credits	177,046	178,125
Total liabilities	4,802,710	4,698,839
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 72,438,447 and 71,497,523 shares issued and outstanding, respectively	1,418,421	1,380,152
Accumulated other comprehensive loss	(10,763)	(11,039)
Retained earnings	825,642	785,631
Total shareholders’ equity	2,233,300	2,154,744
Total liabilities and equity	$7,036,010	$6,853,583

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2022	2021
Operating Activities:
Net income	$71,565	$68,017
Non-cash items included in net income:
Depreciation and amortization	62,609	55,348
Deferred income tax provision and investment tax credits	(7,202)	5,966
Power and natural gas cost deferrals, net	(7,319)	(7,811)
Amortization of debt expense	540	823
Stock-based compensation expense	1,845	626
Equity-related AFUDC	(1,946)	(1,754)
Pension and other postretirement benefit expense	5,368	7,556
Other regulatory assets and liabilities and deferred debits and credits	4,791	1,762
Change in decoupling regulatory deferral	16,729	(682)
Realized and unrealized gain on assets and investments	(1,932)	(1,728)
Other	(1,610)	(1,255)
Contributions to defined benefit pension plan	(14,000)	(14,000)
Cash paid for settlement of interest rate swap agreements	(17,035)	—
Changes in certain current assets and liabilities:
Accounts and notes receivable	7,765	6,728
Materials and supplies, fuel stock and stored natural gas	8,331	4,291
Collateral posted for derivative instruments	38,622	1,497
Income taxes receivable	(4,816)	5,442
Other current assets	(5,881)	(260)
Accounts payable	(21,828)	(2,590)
Other current liabilities	27,254	17,114
Net cash provided by operating activities	161,850	145,090

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(95,987)	(97,203)
Equity and property investments	(231)	(2,340)
Proceeds from sale of investments	—	801
Other	537	2,281
Net cash used in investing activities	(95,681)	(96,461)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2022	2021
Financing Activities:
Net decrease in short-term borrowings	$(284,000)	$(10,000)
Proceeds from issuance of long-term debt	399,856	—
Maturity of long-term debt and finance leases	(771)	(759)
Issuance of common stock, net of issuance costs	37,886	65
Cash dividends paid	(31,969)	(29,399)
Other	(5,741)	(1,085)
Net cash provided by (used in) financing activities	115,261	(41,178)

Net increase in cash and cash equivalents	181,430	7,451

Cash and cash equivalents at beginning of period	22,168	14,196

Cash and cash equivalents at end of period	$203,598	$21,647

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2022	2021
Common Stock, Shares:
Shares outstanding at beginning of period	71,497,523	69,238,901
Shares issued	940,924	74,436
Shares outstanding at end of period	72,438,447	69,313,337
Common Stock, Amount:
Balance at beginning of period	$1,380,152	$1,286,068
Equity compensation expense	1,845	859
Issuance of common stock, net of issuance costs	37,886	65
Payment of minimum tax withholdings for share-based payment awards	(1,462)	(993)
Balance at end of period	1,418,421	1,285,999
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(11,039)	(14,378)
Other comprehensive income	276	315
Balance at end of period	(10,763)	(14,063)
Retained Earnings:
Balance at beginning of period	785,631	758,036
Net income	71,565	68,017
Dividends on common stock	(31,554)	(29,399)
Balance at end of period	825,642	796,654
Total equity	$2,233,300	$2,068,590
Dividends declared per common share	$0.44	$0.4225

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended March 31, 2022 and March 31, 2021 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).

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

NOTE 3. BALANCE SHEET COMPONENTS

Materials and Supplies, Fuel Stock and Stored Natural Gas

Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or net realizable value for our non-regulated operations and consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Materials and supplies	$67,059	$62,003
Fuel stock	4,539	5,126
Stored natural gas	4,804	17,604
Total	$76,402	$84,733

AVISTA CORPORATION

Other Current Assets

Other current assets consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Collateral posted for derivative instruments after netting with outstanding derivatives	$4,615	$21,477
Prepayments	32,126	24,387
Income taxes receivable	34,431	29,615
Derivative assets after netting with outstanding collateral	14,084	1,398
Other	2,887	3,877
Total	$88,143	$80,754

Net Utility Property

Net utility property, which is recorded at original cost net of accumulated depreciation, consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Utility plant in service	$7,195,738	$7,166,580
Construction work in progress	221,905	205,405
Total	7,417,643	7,371,985
Less: Accumulated depreciation and amortization	2,167,366	2,146,470
Total	$5,250,277	$5,225,515

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Operating lease ROU assets	$69,673	$70,133
Equity investments	92,795	91,057
Finance lease ROU assets	42,787	43,697
Non-utility property	26,623	20,033
Notes receivable	15,287	14,949
Long-term prepaid license fees	13,030	8,465
Investment in affiliated trust	11,547	11,547
Deferred compensation assets	8,843	9,513
Other	18,023	11,149
Total	$298,608	$280,543

Other Current Liabilities

Other current liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Accrued taxes other than income taxes	$52,546	$41,706
Derivative liabilities	3,132	28,801
Employee paid time off accruals	29,258	27,741
Accrued interest	31,673	17,538
Pensions and other postretirement benefits	13,399	13,582
Other	40,513	39,493
Total	$170,521	$168,861

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Operating lease liabilities	$66,643	$66,068
Finance lease liabilities	44,921	45,730
Deferred investment tax credits	29,176	29,313
Asset retirement obligations	16,878	17,142
Derivative liabilities	3,607	4,525
Other	15,821	15,347
Total	$177,046	$178,125

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$—	$—	$12,447	$2,938
Decoupling surcharge	9,798	6,106	9,907	14,625
Deferred natural gas costs	18,353	8,401	14,095	6,932
Deferred power costs	5,978	2,089	7,334	3,501
Pension and other postretirement benefit plans	—	164,207	—	165,696
Interest rate swaps	—	191,087	—	199,754
Deferred income taxes	—	240,502	—	244,154
Settlement with Coeur d'Alene Tribe	—	38,647	—	38,926
AFUDC above FERC allowed rate	—	49,522	—	48,455
Demand side management programs	—	3,003	—	3,974
Utility plant to be abandoned	—	26,238	—	26,771
COVID-19 deferrals	—	15,117	—	13,591
Unamortized debt repurchase costs	—	6,582	—	6,768
Advanced meter infrastructure	—	35,101	—	36,008
Other regulatory assets	604	52,021	—	48,533
Total regulatory assets	$34,733	$838,623	$43,783	$860,626
Regulatory Liabilities
Income tax related liabilities	$66,234	$434,525	$56,331	$458,789
Energy commodity derivatives	23,477	1,096	—	—
Deferred power costs	1,540	5,485	6,457	5,434
Decoupling rebate	3,245	14,164	3,049	6,259
Utility plant retirement costs	—	350,592	—	350,190
Interest rate swaps	—	17,348	—	15,062
COVID-19 deferrals	—	12,191	—	12,500
Other regulatory liabilities	14,782	15,301	11,312	13,281
Total regulatory liabilities	$109,278	$850,702	$77,149	$861,515

NOTE 4. REVENUE

Under ASC 606, the core principle of the revenue recognition model is that an entity should identify the various performance obligations in a contract, allocate the transaction price among the performance obligations and recognize revenue when (or as) the entity satisfies each performance obligation.

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

	2022	2021
Utility-related taxes	$22,134	$19,696

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year. As of March 31, 2022, the Company estimates it had unsatisfied capacity performance obligations of $16.0 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three months ended March 31 (dollars in thousands):

	2022	2021
Avista Utilities
Revenue from contracts with customers	$405,337	$358,613
Derivative revenues	57,373	34,981
Alternative revenue programs	(16,777)	499
Deferrals and amortizations for rate refunds to customers	369	3,189
Other utility revenues	2,570	2,578
Total Avista Utilities	448,872	399,860
AEL&P
Revenue from contracts with customers	12,955	12,779
Deferrals and amortizations for rate refunds to customers	(48)	(47)
Other utility revenues	147	89
Total AEL&P	13,054	12,821

Other non-utility revenues	120	189
Total operating revenues	$462,046	$412,870

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three months ended March 31 (dollars in thousands):

	2022			2021
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$121,003	$6,461	$127,464	$113,223	$6,048	$119,271
Commercial	83,570	6,434	90,004	76,284	4,772	81,056
Industrial	24,892	—	24,892	24,711	1,899	26,610
Public street and highway lighting	1,864	60	1,924	1,852	60	1,912
Total retail revenue	231,329	12,955	244,284	216,070	12,779	228,849
Transmission	4,685	—	4,685	3,495	—	3,495
Other revenue from contracts with customers	8,762	—	8,762	6,140	—	6,140
Total electric revenue from contracts with customers	$244,776	$12,955	$257,731	$225,705	$12,779	$238,484

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three months ended March 31 (dollars in thousands):

	2022	2021
	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$103,215	$87,501
Commercial	50,621	39,775
Industrial and interruptible	2,962	2,224
Total retail revenue	156,798	129,500
Transportation	2,357	2,283
Other revenue from contracts with customers	1,406	1,125
Total natural gas revenue from contracts with customers	$160,561	$132,908

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

The following table presents the underlying energy commodity derivative volumes as of March 31, 2022 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2022	93	—	5,225	46,743	202	671	5,676	22,843
2023	—	—	603	37,935	—	216	1,360	13,920
2024	—	—	380	6,690	—	—	1,370	1,525
2025	—	—	225	—	—	—	1,115	—

As of March 31, 2022, there are no expected deliveries of energy commodity derivatives after 2025.

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

The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Number of contracts	25	25
Notional amount (in United States dollars)	$10,037	$8,571
Notional amount (in Canadian dollars)	12,725	10,957

Interest Rate Swap Derivatives

Avista Corp. is affected by fluctuating interest rates related to a portion of its existing debt, and future borrowing requirements. Avista Corp. hedges a portion of its interest rate risk with financial derivative instruments, which may include interest rate swap derivatives. These interest rate swap derivatives are considered economic hedges against fluctuations in future cash flows associated with anticipated debt issuances.

AVISTA CORPORATION

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of March 31, 2022 and December 31, 2021 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
March 31, 2022	2	20,000	2023
	1	10,000	2024
December 31, 2021	13	$140,000	2022
	2	20,000	2023
	1	10,000	2024

See Note 9 for discussion of the issuance of first mortgage bonds and the related settlement of interest rate swaps in connection with the pricing of the bonds in March 2022.

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

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2022 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$146	$—	$—	$146
Interest rate swap derivatives
Other property and investments-net and other non-current assets	3,801	—	—	3,801
Energy commodity derivatives
Other current assets	61,362	(34,754)	(12,670)	13,938
Other property and investments-net and other non-current assets	9,168	(4,465)	—	4,703
Other current liabilities	—	(3,132)	—	(3,132)
Other non-current liabilities and deferred credits	188	(3,795)	—	(3,607)
Total derivative instruments recorded on the balance sheet	$74,665	$(46,146)	$(12,670)	$15,849

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2021 (in thousands):

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

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Energy commodity derivatives
Cash collateral posted	$4,615	$30,567
Letters of credit outstanding	25,000	34,000
Balance sheet offsetting	12,670	9,089

There was no cash collateral or letters of credit outstanding related to interest rate swap derivatives as of March 31, 2022 and December 31, 2021.

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	—	25,274
Additional collateral to post	—	25,274

AVISTA CORPORATION

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

Avista Utilities’ maintained the same pension and other postretirement plans during the three months ended March 31, 2022 as those described as of December 31, 2021. The Company contributed $14.0 million in cash to the pension plan for the three months ended March 31, 2022, and expects to contribute a total of $42.0 million in 2022.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Service cost	$5,771	$6,246	$1,063	$1,008
Interest cost	6,907	6,580	1,440	1,376
Expected return on plan assets	(10,951)	(9,775)	(700)	(675)
Amortization of prior service cost	75	75	(275)	(275)
Net loss recognition	1,148	1,823	890	1,173
Net periodic benefit cost	$2,950	$4,949	$2,418	$2,607

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

The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three months ended March 31 (dollars in thousands):

	2022		2021
Federal income taxes at statutory rates	$12,753	21.0%	$16,838	21.0%
Increase (decrease) in tax resulting from:
Flow through related to deduction of meters and mixed service costs (1)	(17,434)	(28.7)	—	—
Tax effect of regulatory treatment of utility plant differences (2)	(6,322)	(10.4)	(5,966)	(7.4)
State income tax expense	823	1.4	478	0.6
Settlement of equity awards	(19)	—	930	1.2
Other	(637)	(1.1)	(116)	(0.2)
Total income tax expense (benefit)	$(10,836)	(17.8)%	$12,164	15.2%

AVISTA CORPORATION

(1)
In September and October 2021, new rates from the Company's Idaho and Washington general rate cases went into effect. While there were base rate increases approved in each of the cases, these base rate increases were offset by tax customer credits which resulted in no increase in customer billing rates. As the tax customer credits are returned to customers, this results in a decrease to income tax expense as a result of flowing through the benefits related to meters and mixed service costs. This decrease in income tax expense represents the benefits to the Company as a result of these general rate cases.
(2)
In 2017, the Tax Cuts and Jobs Act (TCJA) reduced the corporate income tax rate, which resulted in a reduction to deferred income tax assets and liabilities. Prior to 2022, for depreciation-related temporary differences that are returned to customers, the Company utilized the average rate assumption method to compute the amounts returned to customers. Beginning in 2022, the Company changed to the alternative method provided for in the TCJA, to be in compliance with recently released revenue procedures and private letter rulings.

NOTE 8. COMMITTED LINES OF CREDIT

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million. The committed line of credit has an expiration date of June 2026, with the option to extend for an additional one year period (subject to customary conditions). The committed line of credit is secured by non-transferable first mortgage bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Balance outstanding at end of period (1)	$—	$284,000
Letters of credit outstanding at end of period	$29,288	$34,000
Average interest rate at end of period	—	1.11%
(1)
During March 2022, the Company issued $400.0 million in first mortgage bonds which were used to repay the outstanding balance of the committed line of credit. See Note 9 for further discussion of the bond issuance.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. There were no borrowings or letters of credit outstanding under this agreement as of March 31, 2022 and December 31, 2021. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

NOTE 9. LONG-TERM DEBT

In March 2022, the Company issued and sold $400.0 million of 4.00 percent first mortgage bonds due in 2052 through a public offering. In connection with the pricing of the first mortgage bonds in March 2022, the Company cash-settled thirteen interest rate swap derivatives (notional aggregate amount of $140.0 million) and paid a net amount of $17.0 million, which will be amortized as a component of interest expense over the life of the debt. See Note 5 for a discussion of interest rate swap derivatives.

The total net proceeds from the sale of the new bonds was used to repay the borrowings outstanding under the Company’s $400.0 million committed line of credit in March 2022. In April 2022, the Company used the remainder of the proceeds, as well as borrowings on committed line of credit to pay off $250.0 million of maturing debt.

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

The distribution rates paid were as follows during the three months ended March 31, 2022 and the year ended December 31, 2021:

	March 31,	December 31,
	2022	2021
Low distribution rate	1.05%	0.99%
High distribution rate	1.40%	1.10%
Distribution rate at the end of the period	1.40%	1.05%

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

AVISTA CORPORATION

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,363,500	$1,467,773	$963,500	$1,157,651
Long-term debt (Level 3)	1,200,000	1,158,204	1,200,000	1,366,619
Snettisham finance lease obligation (Level 3)	48,044	50,100	48,815	54,000
Long-term debt to affiliated trusts (Level 3)	51,547	43,299	51,547	43,299

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 82.58 percent to 124.27 percent of the principal amount, where a market price of 100.0 percent (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on March 31, 2022 and December 31, 2021.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
March 31, 2022
Assets:
Energy commodity derivatives	$—	$70,539	$—	$(51,898)	$18,641
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	179	(179)	—
Foreign currency exchange derivatives	—	146	—	—	146
Interest rate swap derivatives	—	3,801	—	—	3,801
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,658	—	—	—	1,658
Equity securities (2)	7,032	—	—	—	7,032
Total	$8,690	$74,486	$179	$(52,077)	$31,278
Liabilities:
Energy commodity derivatives	$—	$39,770	$—	$(39,228)	$542
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	6,376	(179)	6,197
Total	$—	$39,770	$6,376	$(39,407)	$6,739
December 31, 2021
Assets:
Energy commodity derivatives	$—	$34,119	$—	$(31,211)	$2,908
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	143	(143)	—
Interest rate swap derivatives	—	2,319	—	(1,170)	1,149
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,809	—	—	—	1,809
Equity securities (2)	7,594	—	—	—	7,594
Total	$9,403	$36,438	$143	$(32,524)	$13,460
Liabilities:
Energy commodity derivatives	$—	$41,733	$—	$(40,300)	$1,433
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	7,914	(143)	7,771
Foreign currency exchange derivatives	—	19	—	-	19
Interest rate swap derivatives	—	25,274	—	(1,170)	24,104
Total	$—	$67,026	$7,914	$(41,613)	$33,327
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

Level 3 Fair Value

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of March 31, 2022 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	March 31, 2022	Technique	Input	Average Price
Natural gas exchange agreement	$(6,197)	Internally derived weighted average cost of gas	Forward purchase	$2.75 - $5.95/mmBTU $3.81 Weighted Average
			Forward sales prices	$2.87 - $7.36/mmBTU $5.24 Weighted Average
			Purchase volumes	130,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

The following table presents activity for the natural gas exchange agreement derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in thousands):

	2022	2021
Beginning balance	$(7,771)	$(8,410)
Total gains (realized/unrealized):
Included in regulatory assets/liabilities (1)	2,499	3,220
Settlements	(925)	(1,011)
Ending balance (2)	$(6,197)	$(6,201)
(1)
All gains and losses are included in other regulatory assets and liabilities. There were no gains and losses included in either net income or other comprehensive income during any of the periods presented in the table above.

AVISTA CORPORATION

(2)
There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.

NOTE 12. COMMON STOCK

The Company issued common stock during the first quarter of 2022 for total net proceeds of $37.9 million. Most of these issuances came through the Company's sales agency agreements under which the sales agents may offer and sell new shares of common stock from time to time. During the first quarter of 2021, the Company did not issue any shares under these agreements.

In April 2022, the Company completed the board and regulatory approval processes to issue an additional 4.8 million shares.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $2,861 and $2,934, respectively	$10,763	$11,039

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three months ended March 31 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2022	2021
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (a)	$(200)	$(200)
Amortization of net loss (a)	2,038	3,191
Adjustment due to effects of regulation (a)	(1,489)	(2,592)
Total before tax (b)	349	399
Tax expense (b)	(73)	(84)
Net of tax (b)	$276	$315
(a)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 6 for additional details).
(b)
Description is also the affected line item on the Condensed Consolidated Statement of Income.

AVISTA CORPORATION

NOTE 14. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31 (in thousands, except per share amounts):

	2022	2021
Numerator:
Net income	$71,565	$68,017
Denominator:
Weighted-average number of common shares outstanding-basic	71,787	69,293
Effect of dilutive securities:
Performance and restricted stock awards	143	213
Weighted-average number of common shares outstanding-diluted	71,930	69,506
Earnings per common share:
Basic	$1.00	$0.98
Diluted	$0.99	$0.98

There were no shares excluded from the calculation because they were antidilutive.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. For all such matters, the Company will vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the ultimate outcome of any particular matter because litigation and other contested proceedings are inherently subject to numerous uncertainties. For matters that affect Avista Utilities’ or AEL&P's operations, the Company intends to seek, to the extent appropriate, recovery of incurred costs through the ratemaking process.

Collective Bargaining Agreements

The Company’s collective bargaining agreement with the IBEW represents approximately 40 percent of all of Avista Corp.’s employees. The Company’s largest represented group, representing approximately 90 percent of Avista Corp.’s bargaining unit employees in Washington and Idaho, were covered under a three-year agreement which expired in March 2021. In March 2022, a new four-year collective bargaining agreement was reached with the IBEW. The new agreement is retroactive to March 2021 and expires in March 2025.

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

The lawsuits were filed in the Superior Court of Ferry County, Washington. The Company continues to vigorously defend itself in the litigation. However, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Road 11 Fire

In April 2022, Avista Corp. received a notice of claim from a property owner seeking damages of $5 million in connection with a fire that occurred in Douglas County, Washington, in July 2020. The fire, which was designated as the “Road 11 Fire,” occurred in the vicinity of an Avista Corp. 115kv line, resulting in damage to three overhead transmission structures. The fire occurred during a high

AVISTA CORPORATION

wind event and grew to 10,000 acres before being contained. The Company disputes that it is liable for the fire and will vigorously defend itself in any legal action that might be commenced in connection with the same; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Labor Day 2020 Windstorm

General

In September 2020, a severe windstorm occurred in eastern Washington and northern Idaho. The extreme weather event resulted in customer outages and multiple wildfires in the region.

The Company has become aware of instances where, during the course of the storm, otherwise healthy trees and limbs, located in areas outside its maintenance right-of-way, broke under the extraordinary wind conditions and caused damage to its energy delivery system at or near what is believed to be the potential area of origin of a wildfire. Those instances include what has been referred to as: the Babb Road fire (near Malden and Pine City, Washington); the Christensen Road fire (near Airway Heights, Washington); and the Mile Marker 49 fire (near Orofino, Idaho). These wildfires covered, in total, approximately 22,000 acres. The Company estimates approximately 230 residential, commercial and other structures were impacted. With respect to the Christensen Road Fire and the Mile Marker 49 Fire, the Company’s investigation determined that the primary cause of the fires was extreme high winds. To date, the Company has not found any evidence that the fires were caused by any deficiencies in its equipment, maintenance activities or vegetation management practices. See further discussion below regarding the Babb Road Fire.

The Company’s investigation has found no evidence of negligence with respect to any of the fires, and the Company will vigorously defend any claims for damages that may be asserted against it with respect to the wildfires arising out of the extreme wind event; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Babb Road Fire

In May 2021 the Company learned that the Washington Department of Natural Resources (DNR) had completed its investigation and issued a report on the Babb Road Fire. The Babb Road fire covered approximately 15,000 acres and destroyed approximately 220 structures. There are no reports of personal injury or death resulting from the fire.

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

Four lawsuits seeking unspecified damages have been filed in connection with the Babb Road fire. These include a negligence action filed in the Superior Court of Spokane County, Washington on behalf of approximately 44 individual plaintiffs; three negligence-based subrogation actions filed in the Superior Court of Spokane on behalf of 23 insurance carriers; and a class action lawsuit filed in

AVISTA CORPORATION

the Superior Court of Spokane County Washington alleging liability for negligence, private nuisance and trespass, as well as liability based on a theory of "inverse condemnation." The Company will vigorously defend itself in all such legal proceedings; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Colstrip

Colstrip Owners Arbitration and Litigation

Colstrip Units 3 & 4 are jointly owned by the Company, Puget Sound Energy (PSE), Pacificorp, Portland General Electric (PGE) (collectively, the "Western Co-Owners"), as well as NorthWestern and Talen, and are operated pursuant to an Ownership and Operating Agreement dated May 6, 1981, as amended (O&O Agreement). Avista Corp. is a 15 percent owner in Units 3 & 4. No single owner owns more than 30 percent of either generating unit.

The Washington Clean Energy Transformation Act (CETA) imposes deadlines by which coal-fired resources, such as Colstrip, must be excluded from the rate base of Washington utilities and by which electricity from such resources may no longer be delivered to Washington retail customers. The co-owners of Colstrip have differing needs for the generating capacity of these units. Accordingly, business disagreements have arisen among the co-owners, including, but not limited to, disagreements as to the shut-down date or dates of these units. These business disagreements, in turn, have led to disagreements as to the interpretation of the O&O Agreement, including, but not limited to, what percentage voting requirement under the O&O Agreement (55 percent vs. 100 percent) is needed to remove one or more of the Colstrip units from service or to make a determination that the project can no longer be operated consistent with prudent utility practice or the requirements of governmental agencies having jurisdiction. These disagreements are the subject of pending litigation in Montana Federal District Court in which the Western Co-Owners are plaintiffs and NorthWestern and Talen are defendants, as well as in the Montana District for Yellowstone County, in which Talen is the plaintiff and the Western Co-Owners and NorthWestern are defendants.

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

Burnett et al. v. Talen et al.

Multiple property owners have initiated a legal proceeding (titled Burnett et al. v. Talen et al.) in the Montana District Court for Rosebud County against Talen, PSE, Pacificorp, PGE, Avista Corp., NorthWestern, and Westmoreland Rosebud Mining. The plaintiffs allege a failure to contain coal dust in connection with the operation of Colstrip, and seek unspecified damages. The Company will vigorously defend itself in the litigation, but at this time is unable to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

Westmoreland Mine Permits

Two lawsuits have been commenced by the Montana Environmental Information Center, challenging certain permits relating to the operation of the Westmoreland Rosebud Mine, which provides coal to Colstrip. In the first, the Montana District Court for Rosebud County issued an order vacating a permit for one area of the mine. In the second, the Montana Federal District Court issued findings and recommended that a decision approving expansion of the mine into a new area should be vacated, but recommending that the decision not take effect for 365 days from the date of a final order, which order remains pending. Both decisions may be subject to appellate review. Avista Corp. is not a party to either of these proceedings, but is continuing to monitor the progress of both lawsuits and assess the impact, in any, of the proceedings on Westmoreland’s ability to meet its contractual coal supply obligations.

AVISTA CORPORATION

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

Rathdrum, Idaho Natural Gas Incident

In October 2021, there was an incident in Rathdrum, Idaho involving the Company’s natural gas infrastructure. The incident occurred after a third party damaged those facilities during the course of excavation work. The incident resulted in a fire which destroyed one residence and resulted in minor injuries to the occupants. No claims or proceedings have been initiated from this incident; however, the Company will vigorously defend itself against any claims for damages that may be asserted against it.

Other Contingencies

In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes that any ultimate liability arising from these actions will not have a material impact on its financial condition, results of operations or cash flows. It is possible that a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant. See "Note 22 of the Notes to Consolidated Financial Statements" in the 2021 Form 10-K for additional discussion regarding other contingencies.

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2022:
Operating revenues	$448,872	$13,054	$461,926	$120	$—	$462,046
Resource costs	186,424	444	186,868	—	—	186,868
Other operating expenses	90,984	3,543	94,527	956	—	95,483
Depreciation and amortization	59,879	2,698	62,577	32	—	62,609
Income (loss) from operations	77,779	6,058	83,837	(868)	—	82,969
Interest expense (2)	26,572	1,487	28,059	128	(3)	28,184
Income taxes	(12,360)	1,260	(11,100)	264	—	(10,836)
Net income	67,278	3,293	70,571	994	—	71,565
Capital expenditures (3)	95,464	523	95,987	414	—	96,401
For the three months ended March 31, 2021:
Operating revenues	$399,860	$12,821	$412,681	$189	$—	$412,870
Resource costs	133,840	739	134,579	—	—	134,579
Other operating expenses	84,599	2,956	87,555	1,184	—	88,739
Depreciation and amortization	52,724	2,497	55,221	127	—	55,348
Income (loss) from operations	96,693	6,324	103,017	(1,122)	—	101,895
Interest expense (2)	24,800	1,525	26,325	129	(41)	26,413
Income taxes	10,718	1,333	12,051	113	—	12,164
Net income	64,058	3,476	67,534	483	—	68,017
Capital expenditures (3)	96,394	809	97,203	28	—	97,231
Total Assets:
As of March 31, 2022:	$6,636,604	$267,666	$6,904,270	$133,220	$(1,480)	$7,036,010
As of December 31, 2021:	$6,458,244	$265,422	$6,723,666	$132,158	$(2,241)	$6,853,583
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

To the Shareholders and Board of Directors of

Avista Corporation

Spokane, Washington

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of March 31, 2022, the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 3, 2022

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been prepared in accordance with the SEC’s Regulation S-K for interim financial information and with the instructions to Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations does not contain the full detail or analysis, or the full discussion of trends and uncertainties, that would accompany financial statements for a full fiscal year; therefore, it should be read in conjunction with the Company's 2021 Form 10-K.

Business Segments

Our business segments have not changed during the three months ended March 31, 2022. See the 2021 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2022	2021
Avista Utilities	$67,278	$64,058
AEL&P	3,293	3,476
Other	994	483
Net income	$71,565	$68,017

Executive Overview

Overall Results

Net income for the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 due to increased net income at Avista Utilities. The increase at Avista Utilities was primarily due to benefits from our completed general rate cases in Idaho and Washington, effective September 1, 2021 and October 1, 2021, respectively. While there were base rate increases approved in each case, these base rate increases were offset by tax customer credits which resulted in no increase in customer billing rates. Instead, the general rate case outcomes resulted in lower income tax expense, which represents our benefit from these cases. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further discussion of the lower income tax expense. Avista Utilities also had customer growth which contributed additional retail revenue.

In March we joined the EIM, which provided net benefits to mitigate net power supply costs. We should continue to have net benefits from the EIM going forward. The net revenues and resource costs associated with EIM are included in the ERM and PCA mechanisms.

These increases were partially offset by higher net power supply costs, higher depreciation and higher operating and maintenance costs.

More detailed explanations of the fluctuations in revenues and expenses are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this summary.

Supply Chain Delays

We continue to experience supply chain delays due to, among other things, the combined effects of the lingering COVID-19 pandemic, staffing shortages across multiple industries and the Ukraine/Russia conflict. These various issues have impacted the delivery times of some of our materials and equipment and have made some materials and equipment difficult to acquire in the needed quantities. So far, the delays are being proactively mitigated with minimal impact, as we have modified project plans to extend lead time for our materials; and in some cases we have been able to locate new suppliers in other parts of the country or internationally. However, any problems that could result from future delays could affect the ability of suppliers or contractors to perform, which could increase our operating costs and delay and/or increase the costs of our capital projects.

AVISTA CORPORATION

Inflation

We are experiencing inflationary pressures in multiple areas of our business. Most notably, higher power and natural gas costs have impacted utility margin and higher gasoline and diesel costs have increased the cost to operate our vehicle fleet. We cannot estimate how long these ultimately will continue to increase or remain at elevated levels. However, we are mitigating these pressures as much as possible by monitoring the power and natural gas markets and following our various hedging and risk mitigation plans. We also have our Jackson Prairie natural gas storage facility which we use to optimize our system and limit our exposure to high natural gas prices. While we have various regulatory recovery mechanisms for our power and natural gas costs and we expect to ultimately recover these costs (subject to Company/customer sharing bands within the ERM, PCA and Oregon PGA), there will be a delay between the initial purchase of the commodities and recovery of these costs. To mitigate this timing delay, in April 2022, we filed out-of-cycle PGA commodity rate updates in Washington and Idaho with proposed effective dates of July 1, 2022. In addition, we expect to reset authorized power supply costs in Washington as part of our 2022 electric general rate case that would be effective in late 2022.

In addition to the above, our cost of debt has increased due to higher interest rates than those approved in our most recently completed general rate cases. This deficit is anticipated to be short-term as we expect to include changes in costs in our pending 2022 Washington general rate cases and future general rate case filings.

Our forecast for 2022 assumed inflation of just over 5 percent and we still believe we can manage our costs to this level.

Regulatory Lag

We continue to experience regulatory lag and expect this to continue through the end of 2022 due to our continued investment in utility infrastructure. Going forward, we will continue to strive to reduce the regulatory timing lag and more closely align our earned returns with those authorized by 2023. See "Regulatory Matters" for additional discussion of the general rate cases.

Climate Change

There is a trend of increasing average temperatures that has had, and may continue to have, various significant direct and indirect impacts on our business. Direct impacts include, without limitation, variations in the amount and timing of energy demand throughout the year, variations in the level and timing of precipitation throughout the year and reduced availability of hydroelectric resources at times of peak demand. Indirect impacts include, without limitation, federal, state and local legislation or regulation (in effect and proposed) that limits (or eliminates) the use of fossil-fuel for electric generation, as well as the use of natural gas for heating in residential and commercial buildings. In April 2022, the Washington State Building Code approved a revised energy code that requires most new commercial buildings and large multifamily buildings to install all-electric space heating effective in July 2023. However, an amendment to the code does allow for natural gas to supplement electric heat pumps.

For additional information regarding climate change, recent effects of climate change on our operations and results of operations and legislation and regulation designed to mitigate climate change, see the 2021 Form 10-K. See also the discussion of wildfires below.

Wildfires and Wildfire Resiliency Plan

There have been a number of wildfires in our service territory most of which have involved, individually or in combination, high draught conditions, unusually high temperatures and/or unusually high winds.

We are implementing additional measures to enhance our ability to mitigate the potential for, and impact of, wildfires within our service territories. Our 10-year Wildfire Resiliency Plan includes improved defense strategies and operating practices for a more resilient and safe system. We expect to spend approximately $330 million implementing the plan components over the life of the 10-year plan. The IPUC and WUTC have approved deferral of certain costs of the wildfire resiliency plan and we plan to seek recovery in future rate filings.

See “Note 15 of the Notes to Consolidated Financial Statements” for further discussion on wildfires and see the 2021 Form 10-K for further discussion of our Wildfire Resiliency Plan.

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

Avista Utilities

Washington General Rate Cases

2020 General Rate Cases

In September 2021, we received an order from the WUTC that approved a partial multi-party settlement agreement and resolved all other remaining issues. The approved rates were designed to increase annual base electric revenues by $13.6 million, or 2.6 percent of base revenues, and annual natural gas base revenues by $8.1 million, or 7.7 percent of base revenues, effective October 1, 2021. The revenue increases were based on a 9.4 percent ROE with a common equity ratio of 48.5 percent and a ROR of 7.12 percent.

While base rates increased, there was no increase in billed rates because of the use of offsetting tax benefits.

The WUTC's order approved recovery of capital additions including investments in advanced metering infrastructure, wildfire resiliency, joining the Western Energy Imbalance Market, and other projects. The WUTC disallowed $2.5 million of costs associated with Colstrip SmartBurn technology.

The WUTC order also approved the Company's request to defer incremental wildfire expenses incurred during 2021, as well as the Company's use of a wildfire balancing account to track the level of expense associated with wildfire resiliency going forward.

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

The proposed electric and natural gas revenue increase requests are based on a 10.25 percent ROE with a common equity ratio of 48.5 percent and a ROR of 7.3 percent. Increasing fixed expenses and ongoing capital investments (including replacement of wood poles and natural gas distribution pipe, continued investment in the wildfire resiliency plan, and technology) were the main drivers of

AVISTA CORPORATION

proposed increases. As a part of the multi-year rate plan, if approved, we would not file a new general rate case for a new rate plan to be effective prior to December 2024. The WUTC has up to eleven months to review the general rate case filings and issue a decision.

Washington Engrossed Substitute Senate Bill 5295

This bill, which was signed into law and became effective in July 2021, is designed to promote multi-year rate plans and performance-based rate making for electric and natural gas utilities. The bill includes a number of provisions such as required multi-year rate plans from 2-4 years in length, methodologies the WUTC may use to minimize regulatory lag and/or adjust for under earning and starts an investigation into Performance Based Ratemaking Metrics, an initial move that may help to modify the historical test-year ratemaking construct. In October 2021, the WUTC issued a notice of opportunity to comment on a proposed work plan to be conducted in various phases between 2021 and 2025, initially focusing on Performance Based Ratemaking and identifying performance metrics. The first workshop on this matter was held on April 19, 2022. Thereafter, the WUTC will address revenue adjustment mechanisms and performance incentives in the context of multi-year rate plans. The new law leaves much to the discretion of the WUTC, and we cannot predict the extent to which the WUTC will embrace the options now permitted.

Idaho General Rate Cases

2021 General Rate Cases

In September 2021, the IPUC approved the all-party settlement agreement designed to increase annual base electric revenues by $10.6 million, or 4.3 percent of base revenues, effective September 1, 2021, and $8.0 million, or 3.1 percent of base revenues, effective September 1, 2022. For natural gas, the proposed rates under the settlement agreement were designed to decrease annual base natural gas revenues by $1.6 million, or 3.7 percent of base revenues, effective September 1, 2021, and increase annual base revenues by $0.9 million, or 2.2 percent of base revenues, effective September 1, 2022. The parties have agreed to use the tax customer credits, related to flow through of certain tax items, included in our original filing to offset overall proposed changes to electric and natural gas rates over the two-year plan.

The settlement was based on a 9.4 percent ROE with a common equity ratio of 50 percent and a ROR of 7.05 percent.

2023 General Rate Cases

We expect to file electric and natural gas general rate cases with IPUC in the first half of 2023.

Oregon General Rate Cases

2021 General Rate Case

In October 2021, we filed a natural gas general rate case with the OPUC. The proposal was designed to increase overall natural gas base revenue by $3.8 million (or 5.0 percent of base revenues) and was based on a proposed ROR of 7.35 percent with a common equity ratio of 50 percent and a 9.9 percent ROE. We proposed that the increase be fully offset for a two-year period with tax customer credits (related to the flow through of certain tax items) of the same amount.

In January 2022, a partial settlement stipulation was filed with the OPUC that addressed cost of capital issues. The parties agreed to an overall ROR of 7.05 percent based on a 50 percent common equity ratio and ROE of 9.4 percent.

In March 2022, a second settlement stipulation was filed with the OPUC that addressed, and resolved, all other remaining issues. The parties support an overall revenue increase of $1.6 million, effective August 22, 2022. The agreement is a “black box”, with the only component of the revenue requirement explicitly stated being the previously-agreed upon cost of capital. The parties also agreed that certain tax customer credits and state income tax credits of approximately $3.0 million would be passed through to customers to mitigate the base revenue increase.

AVISTA CORPORATION

AEL&P

Alaska General Rate Case

AEL&P is required to file its next general rate case by August 30, 2022.

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were assets of $26.8 million and $21.0 million as of March 31, 2022 and December 31, 2021, respectively. In April 2022, we filed out-of-cycle Washington and Idaho PGA adjustments to update the commodity rates to current natural gas market prices. If approved, the new rates will be effective on July 1, 2022.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Under the ERM, we make an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. See the 2021 Form 10-K for a full discussion of the mechanics of the ERM and the various customer/Company sharing bands. Total net deferred power costs under the ERM were liabilities of $7.0 million and $11.9 million as of March 31, 2022 and December 31, 2021, respectively. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.

We have a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $8.1 million and $10.8 million as of March 31, 2022 and December 31, 2021, respectively. These deferred power cost balances represent amounts due from customers.

Decoupling Mechanisms

Decoupling (also known as an FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of our jurisdictions, electric and natural gas revenues are adjusted so as to be based on the number of customers in certain customer rate classes and assumed "normal" kilowatt hour and therm sales, rather than being based on actual kilowatt hour and therm sales. The difference between revenues based on the number of customers and "normal" sales and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. Only residential and certain commercial customer classes are included in our decoupling mechanisms. See the 2021 Form 10-K for a discussion of the mechanisms in each jurisdiction.

Total net cumulative decoupling deferrals among all jurisdictions were regulatory liabilities of $1.5 million as of March 31, 2022 and regulatory assets of $15.2 million as of December 31, 2021. Decoupling assets represent amounts due from customers and liabilities represent amounts due to customers.

See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2022 and 2021 related to the decoupling mechanisms.

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

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following graph shows the total change in net income for the first quarter of 2022 compared to the first quarter of 2021, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities when compared to the first quarter of 2021. This was primarily due to higher natural gas PGA rates, higher electric customer usage due to weather that was colder than the prior year, and customer growth for both electric and natural gas. In addition, electric and natural gas wholesale sales increased due to an increase in prices and volumes.

Utility resource costs increased at Avista Utilities due to increased fuel for generation and natural gas purchased (mainly due to higher natural gas market prices).

Utility operating expenses increased when compared to the first quarter of 2021, primarily due to higher inflation which caused increased employee wages and benefits and outside service expenses. We also had higher wildfire resiliency costs and insurance costs. See the "Executive Overview" for further discussion around inflation.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax expense decreased primarily due to the recognition of income taxes related to our completed Idaho and Washington general rate cases in late 2021 which allowed for flow through treatment for certain tax items. For the full year 2022, we expect our effective tax rate to be negative 17.8 percent. See “Note 7 of the Notes to Condensed Consolidated Financial Statements” for further details and a reconciliation of our effective tax rate for the first quarter of 2022.

The increase in other was primarily related to an increase in taxes other than income taxes and higher interest costs, partially offset by an increase in net investment gains during the first quarter of 2022 as compared to the first quarter of 2021.

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

Results of Operations - Avista Utilities

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31, 2022 and 2021 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

AVISTA CORPORATION

Total electric operating revenues in the graph above include intracompany sales of $0.3 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended March 31 (dollars in thousands):

	Electric Decoupling Revenues
	2022	2021
Current year decoupling deferrals (a)	$(8,804)	$4,326
Amortization of prior year decoupling deferrals (b)	(2,823)	(3,545)
Total electric decoupling revenue	$(11,627)	$781
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

Total electric revenues increased $10.3 million for the first quarter of 2022 as compared to the first quarter of 2021. The primary fluctuations that occurred during the period were as follows:

•
a $15.3 million increase in retail electric revenue due to an increase in MWhs sold (increased revenues by $11.7 million) and an increase in retail rates (increased revenues by $3.6 million).
o
The increase in total retail MWhs sold was primarily the result of an increase in use by residential and commercial customers due to weather that was colder than the prior year, as well as customer growth. Compared to the first quarter of 2021, residential electric use per customer increased 6 percent and commercial use per customer increased 3 percent. Heating degree days in Spokane were 1 percent above the prior year but 2 percent below normal.
o
Retail rates increased primarily from rate changes which do not have an impact on utility margin, such as the low income rate assistance program and the ERM and PCA amortization rates.

AVISTA CORPORATION

•
a $10.0 million increase in wholesale electric revenues due to an increase in sales volumes (increased revenues $7.5 million) and an increase in sales prices (increased revenues $2.5 million). The fluctuation of volumes was due to increased hydroelectric generation compared to the prior year which allowed us additional opportunity to optimize our generation assets. In addition, we joined the EIM during March 2022 which led to a slight increase in wholesale sales.
•
a $3.3 million decrease in sales of fuel as part of thermal generation resource optimization activities.
•
a $12.4 million decrease in electric decoupling revenue. The rebates in 2022 resulted from higher than normal usage from residential customers.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended March 31, 2022 and 2021 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $9.3 million and $12.5 million for the three months ended March 31, 2022 and 2021, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended March 31 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2022	2021
Current year decoupling deferrals (a)	$(4,670)	$(1,543)
Amortization of prior year decoupling deferrals (b)	(480)	1,261
Total natural gas decoupling revenue	$(5,150)	$(282)
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

Total natural gas revenues increased $29.7 million for the first quarter of 2022 as compared to the first quarter of 2021. The primary fluctuations that occurred during the period were as follows:

•
a $27.3 million increase in natural gas retail revenues (including industrial, which is included in other) due to higher retail rates (increased revenues $24.6 million), and higher sales volumes (increased revenues $2.7 million).
o
Retail rates increased mainly due to purchased gas adjustment rate increases in all jurisdictions (which do not impact utility margin).
o
Retail natural gas sales increased primarily due to higher residential and commercial usage, due to colder weather, as well as residential and commercial customer growth. Compared to the first quarter of 2021, residential use per customer was consistent, but total therms delivered increased due to customer growth. Commercial use per customer increased 3 percent for the first quarter of 2022. Heating degree days in Spokane were 1 percent above the prior year but 2 percent below normal. Heating degree days in Medford were 2 percent below both the prior year and normal.

AVISTA CORPORATION

•
a $8.6 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $13.0 million), partially offset by a decrease in volumes of excess gas sold in the wholesale market (decreased revenues $4.4 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $4.8 million decrease in natural gas decoupling revenue primarily due to higher rebates to residential customers in the first quarter of 2022 resulting from higher than normal usage. In addition, we were able to recognize decoupling amounts related to 2021 that we were unable to recognize during the prior year due to our inability to collect them within 24 months from year-end.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended March 31, 2022 and 2021:

	Electric Customers		Natural Gas Customers
	2022	2021	2022	2021
Residential	360,201	354,191	335,575	330,124
Commercial	44,400	43,968	36,688	36,483
Interruptible	—	—	44	37
Industrial	1,197	1,210	189	192
Public street and highway lighting	666	649	—	—
Total retail customers	406,464	400,018	372,497	366,836

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the three months ended March 31, 2022 and 2021 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $9.3 million and $12.5 million for the three months ended March 31, 2022 and 2021, respectively.

Total electric resource costs increased $17.2 million for the first quarter of 2022 as compared to the first quarter of 2021. The primary fluctuations that occurred during the period were as follows:

•
a $0.6 million increase in power purchased due to an increase in wholesale prices (increased costs $0.3 million), and an increase in the volume of power purchases (increased costs $0.3 million). The fluctuation in volumes was primarily the

AVISTA CORPORATION

result of changes in the availability of opportunities to optimize our generation assets as compared to the prior year as well as fluctuations in customer loads.
•
a $14.4 million increase in fuel for generation primarily related to higher natural gas fuel prices in the first quarter of 2022 as compared to 2021. Also, there was an increase in customer usage which required additional generation.
•
a $2.8 million decrease in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel is sold either physically or through a derivative instrument, that revenue is included in sales of fuel.
•
a $4.9 million increase in other electric resource costs, primarily related to an increase in the amortization of previously deferred power supply costs.

Total natural gas resource costs in the graph above include intracompany resource costs of $0.3 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively.

Total natural gas resource costs increased $26.5 million for the first quarter of 2022 as compared to the first quarter of 2021 primarily due to the following:

•
a $29.3 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $32.7 million), partially offset by a decrease in volumes (decreased costs $3.4 million).
•
a $2.9 million decrease from net amortizations and deferrals of natural gas costs.

AVISTA CORPORATION

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues	$267,925	$257,580	$190,512	$160,796	$(9,565)	$(18,516)	$448,872	$399,860
Resource costs	95,039	77,867	100,950	74,489	(9,565)	(18,516)	186,424	133,840
Utility margin	$172,886	$179,713	$89,562	$86,307	$—	$—	$262,448	$266,020

Electric utility margin decreased $6.8 million and natural gas utility margin increased $3.3 million.

Electric utility margin decreased primarily due to increased net power supply costs as compared to the prior year. For the first quarter of 2022, we had a $1.9 million pre-tax benefit under the ERM in Washington, compared to a $4.3 million pre-tax benefit for the first quarter of 2021. The increase in net power supply costs was primarily due to an increase in power and natural gas prices during 2022. While we are in a benefit position within the ERM for the first quarter of 2022, we expect an expense position by the end of 2022 in the 90 percent customers/10 percent Company sharing band.

Natural gas utility margin increased primarily due to customer growth and the recognition of $1.0 million in decoupling amounts from 2021 that we were unable to recognize in the prior year.

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

Results of Operations - Alaska Electric Light and Power Company

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Net income for AEL&P was $3.3 million for the three months ended March 31, 2022 and $3.5 million for the three months ended March 31, 2021.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Operating revenues	$13,054	$12,821
Resource costs	444	739
Utility margin	$12,610	$12,082

Utility margin increased slightly from 2021, primarily due to higher sales volumes to residential customers for 2022 compared to 2021. The increase in utility margin was offset by a slight increase in operating expenses.

Results of Operations - Other Businesses

Our other businesses had net income of $1.0 million for the three months ended March 31, 2022 compared to net income of $0.5 million for the three months ended March 31, 2021.

The increase in net income primarily relates to an increase in net investment gains during the first quarter of 2022 as compared to the first quarter of 2021.

AVISTA CORPORATION

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus, actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2021 Form 10-K and have not changed materially.

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the three months ended March 31, 2022. See the 2021 Form 10-K for further discussion.

In March 2022, we issued $400.0 million of first mortgage bonds with the proceeds being used to repay the outstanding balance under our committed line of credit. In April 2022, the remainder of the proceeds, as well as borrowings on the committed line of credit were used to repay $250.0 million of maturing long-term debt.

As of March 31, 2022, we had $370.7 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in June 2026 and AEL&P's $25.0 million credit facility that expires in November 2024, we believe that we have adequate liquidity to meet our needs for the next 12 months.

Review of Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $161.9 million for the three months ended March 31, 2022, compared to $145.1 million for the three months ended March 31, 2021. The increase is primarily due to the receipt of collateral previously posted for derivative instruments, which increased cash flows by $38.6 million in 2022, compared to an increase of $1.5 million in 2021. Cash collateral was returned in 2022 related to energy derivative instruments as the fair value increased compared to year-end due to increases in market prices compared to the prices included in our derivatives. Additionally, during the first quarter of 2022, we paid $17.0 million for the settlement of interest rate swaps related to our $400.0 million bond issuance.

Investing Activities

Net cash used in investing activities was $95.7 million for the three months ended March 31, 2022, compared to $96.5 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, we paid $96.0 million for utility capital expenditures compared to $97.2 million for the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities was $115.3 million for the three months ended March 31, 2022, compared to net cash used of $41.2 million for the three months ended March 31, 2021. In the three months ended March 31, 2022, we issued $400.0 million of bonds and we used the proceeds to pay off the outstanding balance of our committed line of credit and repay $250.0 million of maturing long-term debt in April 2022. In addition, we issued $37.9 million of common stock in 2022, compared to less than $0.1 million in 2021.

AVISTA CORPORATION

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$257,433	5.2%	$257,386	5.4%
Short-term borrowings	—	0.0%	284,000	6.0%
Long-term debt to affiliated trusts	51,547	1.0%	51,547	1.1%
Long-term debt and leases	2,405,743	48.7%	2,010,168	42.2%
Total debt	2,714,723	54.9%	2,603,101	54.7%
Total Avista Corporation shareholders’ equity	2,233,300	45.1%	2,154,744	45.3%
Total	$4,948,023	100.0%	$4,757,845	100.0%

Our shareholders’ equity increased $78.6 million during the first quarter of 2022 primarily due to net income and the issuance of common stock, which was partially offset by dividends.

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.

Committed Lines of Credit

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $400.0 million and an expiration date of June 2026, with the option to extend for an additional one year period (subject to customary conditions). The committed line of credit is secured by non-transferable first mortgage bonds we issued to the agent bank that would only become due and payable in the event, and then only to the extent, that we default on our obligations under the committed line of credit.

The Avista Corp. credit facility contains customary covenants, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at the end of any fiscal quarter, and customary events of default, including a Change in Control (as defined in the agreement). As of March 31, 2022, we were in compliance with this covenant with a ratio of 54.9 percent.

AEL&P has a $25.0 million committed line of credit that expires in November 2024. As of March 31, 2022, there were no borrowings or letters of credit outstanding under this committed line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of March 31, 2022, AEL&P was in compliance with this covenant with a ratio of 51.0 percent.

Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the three months ended March 31 (dollars in thousands):

	2022	2021
Borrowings outstanding at end of period	$—	$93,000
Letters of credit outstanding at end of period	$29,288	$16,618
Maximum borrowings outstanding during the period	$292,000	$106,000
Average borrowings outstanding during the period	$223,972	$83,956
Average interest rate on borrowings during the period	1.14%	1.19%
Average interest rate on borrowings at end of period	—	1.17%

As of March 31, 2022, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

AVISTA CORPORATION

Liquidity Expectations

During the first quarter of 2022, we issued $400 million of long-term debt and we do not expect any further issuances during the year. We expect to issue $120 million of common stock (including $37.9 million of common stock issued during the first quarter of 2022). The debt and equity issuances for 2022 are to repay $250 million of maturing long-term debt in April 2022 and fund capital expenditures.

After considering the expected issuances of long-term debt and common stock during 2022, we expect net cash flows from operations, together with cash available under our committed lines of credit to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. Our estimates for 2022 through 2024 have not materially changed during the three months ended March 31, 2022. See the 2021 Form 10-K for further information on our expected capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had $29.3 million in letters of credit outstanding under our $400.0 million committed line of credit, compared to $34.0 million as of December 31, 2021.

Pension Plan

Avista Utilities

In the three months ended March 31, 2022 we contributed $14.0 million to the pension plan, and we expect to contribute $42.0 million for the full year of 2022. We expect to contribute a total of $82.0 million to the pension plan in the period 2022 through 2026, with an annual contribution of $42.0 million for 2022 and $10.0 million from 2023 to 2026.

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

Contractual Obligations

Our future contractual obligations have not materially changed during the three months ended March 31, 2022, except that in March 2022, we issued $400.0 million of first mortgage bonds which are due in 2052. See "Note 9 of the Notes to Condensed Consolidated Financial Statements" for further discussion.

See the 2021 Form 10-K for our contractual obligations.

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the three months ended March 31, 2022 except as follows:

Oregon Climate Protection Plan

In March 2020, Oregon Governor Kate Brown issued Executive Order No. 20-04, “Directing State Agencies to Take Actions to Reduce and Regulate Greenhouse Gas Emissions.” The Executive Order launched rulemaking proceedings for every Oregon agency with jurisdiction over greenhouse gas-related matters, with the aim of reducing Oregon’s overall GHG emissions to 80 percent below

AVISTA CORPORATION

1990 levels by 2050. This Executive Order led to the Oregon Department of Environmental Quality developing cap and reduce rules known as the Climate Protection Program (CPP).

On March 18, 2022, we, along with the utilities NW Natural and Cascade Natural Gas, filed a lawsuit requesting judicial review of the CPP. This action was subsequently consolidated with a lawsuit filed by several other parties, and remains pending.

See the 2021 Form 10-K for further discussion of our environmental issues and contingencies.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2021 Form 10-K and have not materially changed during the three months ended March 31, 2022. See the 2021 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the three months ended March 31, 2022. Refer to the 2021 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2021.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of March 31, 2022 and December 31, 2021 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2021 Form 10-K for further information. As of March 31, 2022, we had interest rate swap derivatives outstanding with a notional amount totaling $30.0 million and we had no cash deposited as collateral and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at March 31, 2022, we would not be required to post additional collateral because all of our outstanding interest rate swap were in asset positions at that time.

As of March 31, 2022, we had cash deposited as collateral of $4.6 million and letters of credit of $25.0 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2021 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at March 31, 2022 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

March 31, 2022
Additional collateral taking into account contractual thresholds	$6,736
Additional collateral without contractual thresholds	9,296

AVISTA CORPORATION

Energy Commodity Risk

Our energy commodity risks have not materially changed during the three months ended March 31, 2022. See the 2020 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2022 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2025.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2022	$(229)	$—	$1,661	$24,466	$397	$(7,840)	$(1,029)	$(6,306)
2023	—	—	789	19,789	—	(372)	(2,176)	(3,521)
2024	—	—	113	2,007	—	—	(1,713)	(191)
2025	—	—	(8)	—	—	—	(1,265)	—

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2021 that are expected to be delivered in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2025.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2022	$(269)	$—	$(260)	$6,198	$650	$1,572	$(3,479)	$(16,859)
2023	—	—	(54)	1,964	—	—	(1,612)	(757)
2024	—	—	(34)	296	—	—	(1,603)	5
2025	—	—	—	—	—	—	(1,146)	—
2026	—	—	—	—	—	—	—	—
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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their

AVISTA CORPORATION

control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2022.

There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AVISTA CORPORATION

PART II. Other Information

Item 1. Legal Proceedings

See “Note 15 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Refer to the 2021 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2021 Form 10-K.

AVISTA CORPORATION

Item 6. Exhibits

15	Letter Re: Unaudited Interim Financial Information (1)

25(a)	Statement of Eligibility under the Trust Indenture Act of Citbank, N.A., as trustee under the Mortgage and Deed of Trust, dated as of June 1, 1939, as amended and supplemented (1)(3)

31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)

31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (2)

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its inline XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	This exhibit is being filed herewith in order to effectuate the filing thereof as Exhibit 25(a) to the registrant's Registration Statement on Form S-3 (No. 333-231431).

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	May 3, 2022	/s/ Mark T. Thies
Mark T. Thies
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)