Form 10-Q
period 2022-06-30
AVISTA CORP
filed 2022-08-03
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022 OR

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

As of July 31, 2022, 72,977,147 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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
•
wildfires ignited, or allegedly ignited, by our equipment or facilities could cause significant loss of life and property or result in liability for resulting fire suppression costs, thereby causing serious operational and financial harm;
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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$384,214	$301,176	$862,917	$713,358
Alternative revenue programs	(5,793)	(3,069)	(22,570)	(2,570)
Total utility revenues	378,421	298,107	840,347	710,788
Non-utility revenues	145	148	265	337
Total operating revenues	378,566	298,255	840,612	711,125
Operating Expenses:
Utility operating expenses:
Resource costs	157,397	90,678	344,265	225,257
Other operating expenses	104,482	94,053	199,009	181,608
Depreciation and amortization	62,806	56,066	125,383	111,287
Taxes other than income taxes	26,658	24,474	60,775	56,783
Non-utility operating expenses:
Other operating expenses	2,910	1,159	3,866	2,343
Depreciation and amortization	30	73	62	200
Total operating expenses	354,283	266,503	733,360	577,478
Income from operations	24,283	31,752	107,252	133,647
Interest expense	28,518	26,131	56,585	52,435
Interest expense to affiliated trusts	177	106	294	215
Capitalized interest	(932)	(916)	(2,025)	(1,931)
Other income-net	(13,934)	(10,041)	(18,785)	(13,725)
Income before income taxes	10,454	16,472	71,183	96,653
Income tax expense (benefit)	(999)	2,398	(11,835)	14,562
Net income	$11,453	$14,074	$83,018	$82,091
Weighted-average common shares outstanding (thousands), basic	72,624	69,404	72,205	69,348
Weighted-average common shares outstanding (thousands), diluted	72,658	69,534	72,294	69,520

Earnings per common share:
Basic	$0.16	$0.20	$1.15	$1.18
Diluted	$0.16	$0.20	$1.15	$1.18

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands

(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$11,453	$14,074	$83,018	$82,091
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $73, $82, $146 and $166, respectively	273	308	549	623
Total other comprehensive income	273	308	549	623
Comprehensive income	$11,726	$14,382	$83,567	$82,714

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$21,619	$22,168
Accounts and notes receivable-less allowances of $9,872 and $10,465, respectively	166,122	203,035
Materials and supplies, fuel stock and stored natural gas	105,791	84,733
Regulatory assets	44,199	43,783
Other current assets	79,230	80,754
Total current assets	416,961	434,473
Net utility property	5,307,406	5,225,515
Goodwill	52,426	52,426
Non-current regulatory assets	839,155	860,626
Other property and investments-net and other non-current assets	321,766	280,543
Total assets	$6,937,714	$6,853,583
Liabilities and Equity:
Current Liabilities:
Accounts payable	$121,315	$133,096
Current portion of long-term debt	6,500	250,000
Short-term borrowings	158,000	284,000
Regulatory liabilities	94,609	77,149
Other current liabilities	172,977	168,861
Total current liabilities	553,401	913,106
Long-term debt	2,287,606	1,898,370
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	128,187	153,467
Deferred income taxes	657,583	642,709
Non-current regulatory liabilities	846,873	861,515
Other non-current liabilities and deferred credits	175,023	178,125
Total liabilities	4,700,220	4,698,839
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 72,976,082 and 71,497,523 shares issued and outstanding, respectively	1,443,102	1,380,152
Accumulated other comprehensive loss	(10,490)	(11,039)
Retained earnings	804,882	785,631
Total shareholders’ equity	2,237,494	2,154,744
Total liabilities and equity	$6,937,714	$6,853,583

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2022	2021
Operating Activities:
Net income	$83,018	$82,091
Non-cash items included in net income:
Depreciation and amortization	125,445	111,487
Deferred income tax provision and investment tax credits	(12,930)	11,085
Power and natural gas cost deferrals, net	(19,326)	(21,826)
Amortization of debt expense	1,042	1,571
Stock-based compensation expense	3,646	2,280
Equity-related AFUDC	(3,614)	(3,346)
Pension and other postretirement benefit expense	10,557	14,793
Other regulatory assets and liabilities and deferred debits and credits	5,559	4,008
Change in decoupling regulatory deferral	22,550	2,203
Realized and unrealized gain on assets and investments	(13,144)	(9,085)
Other	4,749	(332)
Contributions to defined benefit pension plan	(28,000)	(28,000)
Cash paid for settlement of interest rate swap agreements	(17,035)	—
Changes in certain current assets and liabilities:
Accounts and notes receivable	33,206	26,284
Materials and supplies, fuel stock and stored natural gas	(21,058)	(15,328)
Collateral posted for derivative instruments	18,131	(24,102)
Income taxes receivable	(168)	23,869
Other current assets	(1,294)	2,505
Accounts payable	(13,530)	8,111
Other current liabilities	28,137	1,795
Net cash provided by operating activities	205,941	190,063

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(210,646)	(213,827)
Equity and property investments	(7,765)	(5,650)
Proceeds from sale of investments	—	6,806
Other	(1,008)	1,832
Net cash used in investing activities	(219,419)	(210,839)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2022	2021
Financing Activities:
Net increase (decrease) in short-term borrowings	$(126,000)	$93,000
Proceeds from issuance of long-term debt	399,856	—
Maturity of long-term debt and finance leases	(251,543)	(1,491)
Issuance of common stock, net of issuance costs	60,765	15,689
Cash dividends paid	(64,077)	(58,693)
Other	(6,072)	(2,898)
Net cash provided by financing activities	12,929	45,607

Net increase (decrease) in cash and cash equivalents	(549)	24,831

Cash and cash equivalents at beginning of period	22,168	14,196

Cash and cash equivalents at end of period	$21,619	$39,027

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Stock, Shares:
Shares outstanding at beginning of period	72,438,447	69,313,337	71,497,523	69,238,901
Shares issued	537,635	353,330	1,478,559	427,766
Shares outstanding at end of period	72,976,082	69,666,667	72,976,082	69,666,667
Common Stock, Amount:
Balance at beginning of period	$1,418,421	$1,285,999	$1,380,152	$1,286,068
Equity compensation expense	1,802	1,788	3,647	2,647
Issuance of common stock, net of issuance costs	22,879	15,624	60,765	15,689
Payment of minimum tax withholdings for share-based payment awards	—	—	(1,462)	(993)
Balance at end of period	1,443,102	1,303,411	1,443,102	1,303,411
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(10,763)	(14,063)	(11,039)	(14,378)
Other comprehensive income	273	308	549	623
Balance at end of period	(10,490)	(13,755)	(10,490)	(13,755)
Retained Earnings:
Balance at beginning of period	825,642	796,654	785,631	758,036
Net income	11,453	14,074	83,018	82,091
Dividends on common stock	(32,213)	(30,418)	(63,767)	(59,817)
Balance at end of period	804,882	780,310	804,882	780,310
Total equity	$2,237,494	$2,069,966	$2,237,494	$2,069,966
Dividends declared per common share	$0.44	$0.4225	$0.88	$0.8450

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended June 30, 2022 and June 30, 2021 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Avista Corp. is primarily an electric and natural gas utility with certain other business ventures. Avista Utilities is an operating division of Avista Corp., comprising its regulated utility operations in the Pacific Northwest. Avista Utilities provides electric distribution and transmission, and natural gas distribution services in parts of eastern Washington and northern Idaho. Avista Utilities also provides natural gas distribution service in parts of northeastern and southwestern Oregon. Avista Utilities has electric generating facilities in Washington, Idaho, Oregon and Montana. Avista Utilities also supplies electricity to a small number of customers in Montana.

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

NOTE 3. BALANCE SHEET COMPONENTS

Materials and Supplies, Fuel Stock and Stored Natural Gas

Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or net realizable value for our non-regulated operations and consisted of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Materials and supplies	$70,601	$62,003
Fuel stock	5,776	5,126
Stored natural gas	29,414	17,604
Total	$105,791	$84,733

AVISTA CORPORATION

Other Current Assets

Other current assets consisted of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Collateral posted for derivative instruments after netting with outstanding derivatives	$7,821	$21,477
Prepayments	26,437	24,387
Income taxes receivable	29,785	29,615
Derivative assets net of collateral	11,026	1,398
Other	4,161	3,877
Total	$79,230	$80,754

Net Utility Property

Net utility property, which is recorded at original cost net of accumulated depreciation, consisted of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Utility plant in service	$7,354,890	$7,166,580
Construction work in progress	164,999	205,405
Total	7,519,889	7,371,985
Less: Accumulated depreciation and amortization	2,212,483	2,146,470
Total	$5,307,406	$5,225,515

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Operating lease ROU assets	$69,183	$70,133
Equity investments	111,957	91,057
Finance lease ROU assets	41,876	43,697
Non-utility property	25,459	20,033
Notes receivable	17,049	14,949
Long-term prepaid license fees	15,746	8,465
Investment in affiliated trust	11,547	11,547
Derivative assets net of collateral	11,167	2,659
Deferred compensation assets	7,994	9,513
Other	9,788	8,490
Total	$321,766	$280,543

Other Current Liabilities

Other current liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Accrued taxes other than income taxes	$39,754	$41,706
Derivative liabilities	4,678	28,801
Employee paid time off accruals	30,884	27,741
Accrued interest	20,283	17,538
Deferred derivative revenue	18,824	884
Pensions and other postretirement benefits	13,703	13,582
Other	44,851	38,609
Total	$172,977	$168,861

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Operating lease liabilities	$67,145	$66,068
Finance lease liabilities	44,113	45,730
Deferred investment tax credits	29,038	29,313
Asset retirement obligations	16,322	17,142
Derivative liabilities	2,698	4,525
Other	15,707	15,347
Total	$175,023	$178,125

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$—	$—	$12,447	$2,938
Decoupling surcharge	8,834	3,793	9,907	14,625
Deferred natural gas costs	29,647	11,323	14,095	6,932
Deferred power costs	5,300	1,059	7,334	3,501
Pension and other postretirement benefit plans	—	162,943	—	165,696
Interest rate swaps	—	189,347	—	199,754
Deferred income taxes	—	245,893	—	244,154
Settlement with Coeur d'Alene Tribe	—	38,368	—	38,926
AFUDC above FERC allowed rate	—	50,328	—	48,455
Demand side management programs	—	3,736	—	3,974
Utility plant to be abandoned	—	25,555	—	26,771
COVID-19 deferrals	—	13,963	—	13,591
Unamortized debt repurchase costs	—	6,434	—	6,768
Advanced meter infrastructure	—	34,194	—	36,008
Other regulatory assets	418	52,219	—	48,533
Total regulatory assets	$44,199	$839,155	$43,783	$860,626
Regulatory Liabilities
Income tax related liabilities	$73,207	$416,719	$56,331	$458,789
Energy commodity derivatives	1,801	522	—	—
Deferred power costs	—	6,610	6,457	5,434
Decoupling rebate	3,624	16,330	3,049	6,259
Utility plant retirement costs	—	357,367	—	350,190
Interest rate swaps	—	21,270	—	15,062
COVID-19 deferrals	—	12,049	—	12,500
Other regulatory liabilities	15,977	16,006	11,312	13,281
Total regulatory liabilities	$94,609	$846,873	$77,149	$861,515

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

Utility-related taxes that were included in revenue from contracts with customers were as follows for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Utility-related taxes	$14,908	$13,459	$37,042	$33,155

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year. As of June 30, 2022, the Company estimates it had unsatisfied capacity performance obligations of $14.5 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Avista Utilities
Revenue from contracts with customers	$287,922	$260,676	$693,259	$619,289
Derivative revenues	84,403	28,083	141,776	63,064
Alternative revenue programs	(5,793)	(3,069)	(22,570)	(2,570)
Deferrals and amortizations for rate refunds to customers	(500)	(369)	(131)	2,820
Other utility revenues	2,483	2,239	5,053	4,817
Total Avista Utilities	368,515	287,560	817,387	687,420
AEL&P
Revenue from contracts with customers	10,266	10,487	23,221	23,266
Deferrals and amortizations for rate refunds to customers	(517)	(48)	(565)	(95)
Other utility revenues	157	108	304	197
Total AEL&P	9,906	10,547	22,960	23,368

Other non-utility revenues	145	148	265	337
Total operating revenues	$378,566	$298,255	$840,612	$711,125

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and six months ended June 30 (dollars in thousands):

	2022			2021
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$84,108	$4,156	$88,264	$84,688	$4,251	$88,939
Commercial	80,713	6,051	86,764	80,858	6,177	87,035
Industrial	27,253	—	27,253	27,429	—	27,429
Public street and highway lighting	1,912	59	1,971	1,869	59	1,928
Total retail revenue	193,986	10,266	204,252	194,844	10,487	205,331
Transmission	8,417	—	8,417	4,801	—	4,801
Other revenue from contracts with customers	7,409	—	7,409	6,532	—	6,532
Total electric revenue from contracts with customers	$209,812	$10,266	$220,078	$206,177	$10,487	$216,664
Six months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$205,111	$10,617	$215,728	$197,911	$10,299	$208,210
Commercial	164,283	12,485	176,768	157,142	12,848	169,990
Industrial	52,145	—	52,145	52,140	—	52,140
Public street and highway lighting	3,776	119	3,895	3,721	119	3,840
Total retail revenue	425,315	23,221	448,536	410,914	23,266	434,180
Transmission	13,102	—	13,102	8,296	—	8,296
Other revenue from contracts with customers	16,171	—	16,171	12,672	—	12,672
Total electric revenue from contracts with customers	$454,588	$23,221	$477,809	$431,882	$23,266	$455,148

AVISTA CORPORATION

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	Avista Utilities	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$48,480	$33,703	$151,695	$121,204
Commercial	23,736	15,598	74,357	55,373
Industrial and interruptible	2,346	1,819	5,308	4,043
Total retail revenue	74,562	51,120	231,360	180,620
Transportation	2,142	1,973	4,499	4,256
Other revenue from contracts with customers	1,406	1,406	2,812	2,531
Total natural gas revenue from contracts with customers	$78,110	$54,499	$238,671	$187,407

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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of June 30, 2022 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2022	67	34	13,676	43,633	130	174	3,411	18,918
2023	—	—	13,098	58,465	—	386	1,810	22,555
2024	—	—	533	21,053	—	—	1,370	3,128
2025	—	—	450	1,125	—	—	1,115	225

As of June 30, 2022, there are no expected deliveries of energy commodity derivatives after 2025.

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

The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Number of contracts	20	25
Notional amount (in United States dollars)	$14,243	$8,571
Notional amount (in Canadian dollars)	18,237	10,957

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

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of June 30, 2022 and December 31, 2021 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
June 30, 2022	3	$30,000	2023
	1	10,000	2024
December 31, 2021	13	$140,000	2022
	2	20,000	2023
	1	10,000	2024

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

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2022 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$—	$(66)	$—	$(66)
Interest rate swap derivatives
Other property and investments-net and other non-current assets	7,947	—	—	7,947
Energy commodity derivatives
Other current assets	41,187	(25,894)	(4,267)	11,026
Other property and investments-net and other non-current assets	12,677	(9,457)	—	3,220
Other current liabilities	22,879	(36,373)	8,882	(4,612)
Other non-current liabilities and deferred credits	284	(2,982)	—	(2,698)
Total derivative instruments recorded on the balance sheet	$84,974	$(74,772)	$4,615	$14,817

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

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Energy commodity derivatives
Cash collateral posted	$16,702	$30,567
Letters of credit outstanding	39,000	34,000
Balance sheet offsetting	4,615	9,089

There was no cash collateral or letters of credit outstanding related to interest rate swap derivatives as of June 30, 2022 and December 31, 2021.

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	$—	$25,274
Additional collateral to post	—	25,274

AVISTA CORPORATION

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

Avista Utilities’ maintained the same pension and other postretirement plans during the six months ended June 30, 2022 as those described as of December 31, 2021. The Company contributed $28.0 million in cash to the pension plan for the six months ended June 30, 2022, and expects to contribute a total of $42.0 million in 2022.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Three months ended June 30:
Service cost	$6,229	$6,254	$1,097	$897
Interest cost	6,520	6,530	1,384	1,309
Expected return on plan assets	(10,950)	(9,704)	(700)	(783)
Amortization of prior service cost	75	75	(275)	(275)
Net loss recognition	939	1,688	870	1,246
Net periodic benefit cost	$2,813	$4,843	$2,376	$2,394
Six months ended June 30:
Service cost	$12,000	$12,500	$2,160	$1,905
Interest cost	13,427	13,110	2,824	2,685
Expected return on plan assets	(21,901)	(19,479)	(1,400)	(1,458)
Amortization of prior service cost	150	150	(550)	(550)
Net loss recognition	2,087	3,511	1,760	2,419
Net periodic benefit cost	$5,763	$9,792	$4,794	$5,001

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

AVISTA CORPORATION

The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
Federal income taxes at statutory rates	$2,195	21.0%	$3,459	21.0%	$14,948	21.0%	$20,297	21.0%
Increase (decrease) in tax resulting from:
Flow through related to deduction of meters and mixed service costs (1)	(2,401)	(23.0)	—	—	(19,835)	(27.9)	—	—
Tax effect of regulatory treatment of utility plant differences (2)	(976)	(9.3)	(1,085)	(6.6)	(7,298)	(10.3)	(7,051)	(7.3)
State income tax expense	78	0.7	241	1.5	901	1.3	719	0.7
Settlement of equity awards	—	—	(21)	(0.1)	(19)	—	909	1.0
Other	105	1.0	(196)	(1.2)	(532)	(0.7)	(312)	(0.3)
Total income tax expense (benefit)	$(999)	(9.6)%	$2,398	14.6%	$(11,835)	(16.6)%	$14,562	15.1%
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

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Balance outstanding at end of period	$158,000	$284,000
Letters of credit outstanding at end of period	$43,288	$34,000
Average interest rate at end of period	2.35%	1.11%

AVISTA CORPORATION

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. There were no borrowings or letters of credit outstanding under this agreement as of June 30, 2022 and December 31, 2021. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

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

The distribution rates paid were as follows during the six months ended June 30, 2022 and the year ended December 31, 2021:

	June 30,	December 31,
	2022	2021
Low distribution rate	1.05%	0.99%
High distribution rate	2.47%	1.10%
Distribution rate at the end of the period	2.47%	1.05%

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
NOTE 11. FAIR VALUE

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and short-term borrowings as shown on the Condensed Consolidated Balance Sheets are reasonable estimates of their fair values. The carrying values of long-term debt (including current portion and material finance leases) and long-term debt to affiliated trusts as shown on the Condensed Consolidated Balance Sheets may be different from the estimated fair value. See below for the estimated fair value of long-term debt and long-term debt to affiliated trusts.

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,113,500	$1,079,125	$963,500	$1,157,651
Long-term debt (Level 3)	1,200,000	987,641	1,200,000	1,366,619
Snettisham finance lease obligation (Level 3)	47,273	44,900	48,815	54,000
Long-term debt to affiliated trusts (Level 3)	51,547	40,763	51,547	43,299

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 69.19 percent to 113.52 percent of the principal amount, where a market price of 100.0 percent (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on June 30, 2022 and December 31, 2021.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
June 30, 2022
Assets:
Energy commodity derivatives	$—	$75,982	$—	$(61,736)	$14,246
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	1,045	(1,045)	—
Interest rate swap derivatives	—	7,947	—	—	7,947
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,442	—	—	—	1,442
Equity securities (2)	6,397	—	—	—	6,397
Total	$7,839	$83,929	$1,045	$(62,781)	$30,032
Liabilities:
Energy commodity derivatives	$—	$71,372	$—	$(66,351)	$5,021
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	3,334	(1,045)	2,289
Foreign currency exchange derivatives	—	66	—	—	66
Total	$—	$71,438	$3,334	$(67,396)	$7,376
December 31, 2021
Assets:
Energy commodity derivatives	$—	$34,119	$—	$(31,211)	$2,908
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	143	(143)	—
Interest rate swap derivatives	—	2,319	—	(1,170)	1,149
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,809	—	—	—	1,809
Equity securities (2)	7,594	—	—	—	7,594
Total	$9,403	$36,438	$143	$(32,524)	$13,460
Liabilities:
Energy commodity derivatives	$—	$41,733	$—	$(40,300)	$1,433
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	7,914	(143)	7,771
Foreign currency exchange derivatives	—	19	—	-	19
Interest rate swap derivatives	—	25,274	—	(1,170)	24,104
Total	$—	$67,026	$7,914	$(41,613)	$33,327
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

Level 3 Fair Value

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of June 30, 2022 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	June 30, 2022	Technique	Input	Average Price
Natural gas exchange agreement	$(2,289)	Internally derived weighted average cost of gas	Forward purchase prices	$3.59 - $6.48/mmBTU $4.40 Weighted Average
			Forward sales prices	$3.45 - $7.53/mmBTU $5.63 Weighted Average
			Purchase volumes	5,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

The following table presents activity for the natural gas exchange agreement derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$(6,197)	$(6,201)	$(7,771)	$(8,410)
Total gains (realized/unrealized):
Included in regulatory assets/liabilities (1)	5,196	268	7,695	3,488
Settlements	(1,288)	(145)	(2,213)	(1,156)
Ending balance (2)	$(2,289)	$(6,078)	$(2,289)	$(6,078)
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

Nonrecurring Fair Value Measurements

The Company holds equity investments through its non-utility subsidiaries without readily determinable fair values. These assets are adjusted on a nonrecurring basis as a result of observable changes in fair value as of the measurement date, such as the date of a transaction involving the underlying asset, using the measurement alternative. These assets are measured using the market approach, and are Level 2 assets.

The carrying value of these equity investments without a readily determinable fair value was $39.3 million and $24.2 million as of June 30, 2022 and December 31, 2021, respectively. The Company recognized a gain of $8.8 million in the three months ended June 30, 2022 due to fair value adjustments, while there were no fair value adjustments in the three months ended June 30, 2021. Gains recognized as a result of fair value adjustments were $8.8 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. In addition to these gains recognized in 2022, the Company made additional capital investments. On a cumulative basis, the Company has recognized gains of $20.3 million for fair value adjustments on equity investments without a readily determinable fair value held as of June 30, 2022.

NOTE 12. COMMON STOCK

The Company issued common stock for total net proceeds of $22.9 million and $60.8 million during the three and six months ended June 30, 2022, respectively. Most of these issuances came through the Company's sales agency agreements under which the sales agents may offer and sell new shares of common stock from time to time. Under these sales agency agreements, the Company issued 0.5 million shares and 1.4 million shares during the three and six months ended June 30, 2022.

In April 2022, the Company completed the board and regulatory approval processes to issue an additional 4.8 million shares.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $2,788 and $2,934, respectively	$10,490	$11,039

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three and six months ended June 30 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended June 30,		Six months ended June 30,
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2022	2021	2022	2021
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (a)	$(200)	$(200)	$(400)	$(400)
Amortization of net loss (a)	1,809	2,739	3,847	5,930
Adjustment due to effects of regulation (a)	(1,263)	(2,149)	(2,752)	(4,741)
Total before tax (b)	346	390	695	789
Tax expense (b)	(73)	(82)	(146)	(166)
Net of tax (b)	$273	$308	$549	$623
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

NOTE 14. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$11,453	$14,074	$83,018	$82,091
Denominator:
Weighted-average number of common shares outstanding-basic	72,624	69,404	72,205	69,348
Effect of dilutive securities:
Performance and restricted stock awards	34	130	89	172
Weighted-average number of common shares outstanding-diluted	72,658	69,534	72,294	69,520
Earnings per common share:
Basic	$0.16	$0.20	$1.15	$1.18
Diluted	$0.16	$0.20	$1.15	$1.18

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

AVISTA CORPORATION

Road 11 Fire

In April 2022, Avista Corp. received a notice of claim from property owners seeking damages of $5 million in connection with a fire that occurred in Douglas County, Washington, in July 2020. In June 2022, those claimants filed suit in the Superior Court of Douglas County, Washington, seeking unspecified damages. The fire, which was designated as the “Road 11 Fire,” occurred in the vicinity of an Avista Corp. 115kv line, resulting in damage to three overhead transmission structures. The fire occurred during a high wind event and grew to 10,000 acres before being contained. The Company disputes that it is liable for the fire and will vigorously defend itself in the pending legal proceeding; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Labor Day 2020 Windstorm

General

In September 2020, a severe windstorm occurred in eastern Washington and northern Idaho. The extreme weather event resulted in customer outages and multiple wildfires in the region.

The Company has become aware of instances where, during the course of the storm, otherwise healthy trees and limbs, located in areas outside its maintenance right-of-way, broke under the extraordinary wind conditions and caused damage to its energy delivery system at or near what is believed to be the potential area of origin of a wildfire. Those instances include what has been referred to as: the Babb Road fire (near Malden and Pine City, Washington); the Christensen Road fire (near Airway Heights, Washington); the Mile Marker 49 fire (near Orofino, Idaho); and the Kewa Field Fire (near Colville, Washington). The Company estimates approximately 230 residential, commercial and other structures were impacted. With respect to the Christensen Road Fire, the Mile Marker 49 Fire, and the Kewa Field Fire, the Company’s investigation determined that the primary cause of the fires was extreme high winds. To date, the Company has not found any evidence that the fires were caused by any deficiencies in its equipment, maintenance activities or vegetation management practices. See further discussion below regarding the Babb Road Fire.

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

AVISTA CORPORATION

The Company contends that applicable inspection standards did not require a closer inspection of the otherwise healthy tree, nor was the Company negligent with respect to its maintenance, inspection or vegetation management practices.

Seven lawsuits seeking unspecified damages have been filed in connection with the Babb Road fire. These include four subrogation actions filed by insurance companies seeking recovery for amounts paid to insureds; two actions on behalf of individual plaintiffs; and a class action lawsuit. All proceedings have been consolidated for discovery and pre-trial proceedings, are pending in the Superior Court of Spokane County Washington, and variously assert causes of action for negligence, private nuisance, trespass and inverse condemnation (or theory of strict liability). The Company will vigorously defend itself in all such legal proceedings; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Colstrip

Colstrip Owners Arbitration and Litigation

Colstrip Units 3 and 4 are owned by the Company, PacifiCorp, Portland General Electric (PGE), and Puget Sound Energy (PSE) (collectively, the "Western Co-Owners"), as well as NorthWestern and Talen Montana, LLC (Talen), as tenants in common under an Ownership and Operating Agreement, dated May 6, 1981, as amended (O&O Agreement), in the percentages set forth below:

Co-Owner	Unit 3	Unit 4
Avista	15%	15%
PacifiCorp	10%	10%
PGE	20%	20%
PSE	25%	25%
NorthWestern	—	30%
Talen	30%	—

Colstrip Units 1 and 2, owned by PSE and Talen, were shut down in 2020 and are in the process of being decommissioned. The co-owners of Units 3 and 4 also own undivided interests in facilities common to both Units 3 and 4, as well as in certain facilities common to all four Colstrip units.

The Washington Clean Energy Transformation Act (CETA), among other things, imposes deadlines by which each electric utility must eliminate from its electricity rates in Washington the costs and benefits associated with coal-fired resources, such as Colstrip. The practical impact of CETA is that electricity from such resources, including Colstrip, may no longer be delivered to Washington retail customers after 2025.

The co-owners of Colstrip Units 3 and 4 have differing needs for the generating capacity of these units. Accordingly, certain business disagreements have arisen among the co-owners, including, disagreements as to the requirements for shutting down these units. These business disagreements, in turn, have led to disagreements as to the interpretation of the O&O Agreement, including, but not limited to, whether a 55 percent vote of the Owner’s Committee is sufficient or whether unanimous consent of the owners is required to either remove a Colstrip unit from service or make a determination that the project can no longer be operated consistent with prudent utility practice or the requirements of governmental agencies having jurisdiction. NorthWestern has initiated arbitration pursuant to the O&O Agreement to resolve these business disagreements, and two actions have been initiated to compel arbitration of those disputes: one by Talen in the Montana Thirteenth Judicial District Court for Yellowstone County, and one by the Western Co-Owners, which is pending in Montana Federal District Court. Both the arbitration and these legal proceedings remain pending.

In addition, there are legal proceedings pending in Montana Federal District Court with respect to the validity and constitutionality of changes to Montana law enacted in 2021 after the foregoing disputes arose. The Western Co-Owners are plaintiffs in those proceedings. Specifically, the Western Co-Owners challenged the validity and constitutionality of Montana Senate Bill 265, which purports to modify the provisions in the O&O Agreement governing arbitration of any controversies arising out of or relating to the O&O Agreement to require arbitration before a single arbitrator experienced in the subject matter, in Montana (as opposed to Washington), and under Montana law (as opposed to Washington). NorthWestern and Talen are defendants with regard to the claims against Senate Bill 265. The Western Co-Owners also challenged the constitutionality of Senate Bill 266, which purports to make (1) the failure or refusal of an owner of a jointly owned electrical generation facility in the state to fund its share of operating costs

AVISTA CORPORATION

associated with a jointly owned electrical generation facility, and (2) conduct by one or more owners of a jointly owned electrical generation facility in the state to bring about permanent closure of a generating unit of a facility without seeking and obtaining the consent of all co-owners of a generating unit, violations of Montana’s Consumer protection Act. These legal proceedings remain pending.

On May 9, 2022, Talen, the operator of Colstrip, together with affiliates, commenced a voluntary case under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (Houston Division). All activity in the Colstrip legal proceedings referred to above has been suspended by the automatic stay arising out of Talen’s bankruptcy proceeding.

The Company is not able to predict the outcome of the issues and legal proceedings described above, or the timing of the resolution thereof, or an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests. However, the Company will continue to vigorously defend and protect its interests (and those of its stakeholders) in all matters and legal proceedings relating to Colstrip.

Burnett et al. v. Talen et al.

Multiple property owners have initiated a legal proceeding (titled Burnett et al. v. Talen et al.) in the Montana District Court for Rosebud County against Talen, PSE, Pacificorp, PGE, Avista Corp., NorthWestern, and Westmoreland Rosebud Mining. The plaintiffs allege a failure to contain coal dust in connection with the operation of Colstrip, and seek unspecified damages. The parties have agreed to temporarily stay the litigation as a result of the bankruptcy proceedings initiated by Talen. The Company will vigorously defend itself in the litigation, but at this time is unable to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

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

AVISTA CORPORATION

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2022:
Operating revenues	$368,515	$9,906	$378,421	$145	$—	$378,566
Resource costs	156,221	1,176	157,397	—	—	157,397
Other operating expenses	100,782	3,700	104,482	2,910	—	107,392
Depreciation and amortization	60,106	2,700	62,806	30	—	62,836
Income (loss) from operations	25,037	2,041	27,078	(2,795)	—	24,283
Interest expense (2)	27,078	1,487	28,565	137	(7)	28,695
Income taxes	(2,565)	(211)	(2,776)	1,777	—	(999)
Net income	3,950	771	4,721	6,732	—	11,453
Capital expenditures (3)	111,850	2,809	114,659	342	—	115,001
For the three months ended June 30, 2021:
Operating revenues	$287,560	$10,547	$298,107	$148	$—	$298,255
Resource costs	89,515	1,163	90,678	—	—	90,678
Other operating expenses	90,728	3,325	94,053	1,159	—	95,212
Depreciation and amortization	53,569	2,497	56,066	73	—	56,139
Income (loss) from operations	29,561	3,275	32,836	(1,084)	—	31,752
Interest expense (2)	24,608	1,523	26,131	131	(25)	26,237
Income taxes	585	468	1,053	1,345	—	2,398
Net income	7,717	1,299	9,016	5,058	—	14,074
Capital expenditures (3)	114,441	2,183	116,624	537	—	117,161
For the six months ended June 30 2022:
Operating revenues	$817,387	$22,960	$840,347	$265	$—	$840,612
Resource costs	342,645	1,620	344,265	—	—	344,265
Other operating expenses	191,766	7,243	199,009	3,866	—	202,875
Depreciation and amortization	119,985	5,398	125,383	62	—	125,445
Income (loss) from operations	102,816	8,099	110,915	(3,663)	—	107,252
Interest expense (2)	53,650	2,974	56,624	265	(10)	56,879
Income taxes	(14,925)	1,049	(13,876)	2,041	—	(11,835)
Net income	71,228	4,064	75,292	7,726	—	83,018
Capital expenditures (3)	207,314	3,332	210,646	756	—	211,402
For the six months ended June 30 2021:
Operating revenues	$687,420	$23,368	$710,788	$337	$—	$711,125
Resource costs	223,355	1,902	225,257	—	—	225,257
Other operating expenses	175,327	6,281	181,608	2,343	—	183,951
Depreciation and amortization	106,293	4,994	111,287	200	—	111,487
Income (loss) from operations	126,254	9,599	135,853	(2,206)	—	133,647
Interest expense (2)	49,408	3,048	52,456	260	(66)	52,650
Income taxes	11,303	1,801	13,104	1,458	—	14,562
Net income	71,775	4,775	76,550	5,541	—	82,091
Capital expenditures (3)	210,835	2,992	213,827	565	—	214,392
Total Assets:
As of June 30, 2022:	$6,528,546	$269,347	$6,797,893	$148,097	$(8,276)	$6,937,714
As of December 31, 2021:	$6,458,244	$265,422	$6,723,666	$132,158	$(2,241)	$6,853,583
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of June 30, 2022, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 2, 2022

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

Business Segments

Our business segments have not changed during the six months ended June 30, 2022. See the 2021 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Avista Utilities	$3,950	$7,717	$71,228	$71,775
AEL&P	771	1,299	4,064	4,775
Other	6,732	5,058	7,726	5,541
Net income	$11,453	$14,074	$83,018	$82,091

Executive Overview

Overall Results

Net income for the three months ended June 30, 2022 decreased compared to the three months ended June 30, 2021, primarily due to decreased net income at Avista Utilities. This decreased net income at Avista Utilities is primarily due to a $4.0 million write-off of costs related to the Dry Ash Disposal System project at Colstrip, as included in the settlement associated with our 2022 Washington general rate cases, as well as increased operating costs, depreciation, and interest expense during the period. These increased expenses were partially offset by higher utility margin, lower income tax expense and increased investment gains in our other businesses when compared to the second quarter of 2021.

Net income for the six months ended June 30, 2022 increased slightly compared to the six months ended June 30, 2021 primarily due to increased utility margin, and increased net investment gains in the first half of 2022 compared to 2021. These increases were partially offset by higher operating costs, depreciation and interest expenses.

We continue to have net benefits from joining the EIM in March 2022. The net revenues and resource costs associated with EIM are included in the ERM and PCA mechanisms.

More detailed explanations of the fluctuations in revenues and expenses are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this summary.

Supply Chain Delays

We continue to experience supply chain delays due to, among other things, the combined effects of the lingering COVID-19 pandemic, staffing shortages across multiple industries and the Ukraine/Russia conflict. These various issues have impacted the delivery times of some of our materials and equipment and have made some materials and equipment difficult to acquire in the needed quantities. So far, the delays are being proactively mitigated with minimal impact, as we have modified project plans in response to extended lead time for our materials; and in some cases we have been able to locate new suppliers in other parts of the country or internationally. However, any problems that could result from future delays may affect the ability of suppliers or contractors to perform, which could increase our operating costs and delay and/or increase the costs of our capital projects.

AVISTA CORPORATION

Inflation

We are experiencing inflationary pressures in multiple areas of our business. Most notably, higher power and natural gas costs have impacted utility margin and higher gasoline and diesel costs have increased the cost to operate our vehicle fleet. We cannot estimate how long inflation will continue to increase or remain at elevated levels. However, we are working to mitigate these pressures by monitoring the power and natural gas markets and following our various hedging and risk mitigation plans. We also have our Jackson Prairie natural gas storage facility which we use to optimize our system and limit our exposure to high natural gas prices. While we have various regulatory recovery mechanisms for our power and natural gas costs and we expect to ultimately recover these costs (subject to Company/customer sharing bands within the ERM, PCA and Oregon PGA), there will be a delay between the initial purchase of the commodities and recovery of these costs. To mitigate this timing delay, in April 2022, we filed out-of-cycle PGA commodity rate updates in Washington and Idaho which were approved effective July 1, 2022.

In addition to the above, our cost of debt has increased due to higher interest rates than those approved in our 2020 general rate cases. This deficit is anticipated to be short-term as we were able to include changes in costs in our recently settled Washington general rate cases and elect to include these costs in future general rate case filings.

Regulatory Lag

We continue to experience regulatory lag and expect this to continue through the end of 2022 due to our continued investment in utility infrastructure. We believe the 2022 Washington general rate case settlement should significantly reduce regulatory lag and lead to the alignment of our earned returns more closely with those authorized in 2023. See "Regulatory Matters" for additional discussion of the general rate cases.

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

2022 General Rate Cases

In June 2022, we reached a settlement agreement with certain other parties that has been submitted to the WUTC for its consideration. If approved by the WUTC, new rates would take effect in December 2022 and December 2023.

The parties to these rate cases include the Staff of the WUTC, the Public Counsel Unit of the Washington Attorney General’s Office (Public Counsel), the Alliance of Western Energy Consumers, the NW Energy Coalition, The Energy Project, Walmart, Small Business Utility Advocates and Sierra Club. All parties, except Public Counsel, agreed on the terms of settlement of all issues in the rate cases.

The settlement includes, among other things, agreement on electric and natural gas revenue requirement increases for both years of the multi-year rate plan.

If approved, the settlement agreement is designed to increase annual electric revenues by $38.0 million (or 6.9 percent), effective in December 2022, and $12.5 million (or 2.1 percent), effective in December 2023. The agreement is also designed to increase annual natural gas revenues by $7.5 million (or 6.5 percent), effective in December 2022, and $1.5 million (or 1.2 percent), effective in December 2023.

To mitigate the overall impact of the revenue increases on customers, the settling parties agreed to offset part of the 2022 base rate request with a residual tax customer credit (described in the 2021 Annual Report on Form 10-K). The total estimated benefits of this

AVISTA CORPORATION

credit, $27.6 million for electric customers and $12.5 million for natural gas customers, would be returned over a two-year period from December 2022 to December 2024.

In addition, the settlement includes a separate tracking mechanism and tariff that would be used for purposes of recovering existing and prospective Colstrip costs.

The electric and natural gas requests are based on a proposed ROR of 7.03 percent, but the settlement does not otherwise specify an explicit ROE, cost of debt or capital structure.

In July, Public Counsel filed testimony in opposition to portions of the settlement. In particular, Public Counsel made a number of adjustments to the Company’s originally-filed general rate request, and with those adjustments supports an increase in annual electric revenues of $0.4 million, effective in December 2022, and $2.8 million, effective in December 2023. For natural gas, Public Counsel supports an annual increase in natural gas revenues of $1.7 million, effective in December 2022, and $0.2 million, effective in December 2023. We will file rebuttal testimony in late August 2022, along with the other settling parties, and will vigorously defend the settlement agreement. The evidentiary hearing will be held in September 2022.

Washington Engrossed Substitute Senate Bill 5295

This bill, which was signed into law and became effective in July 2021, is designed to promote multi-year rate plans and performance-based rate making for electric and natural gas utilities. The bill includes a number of provisions such as required multi-year rate plans from 2-4 years in length, methodologies the WUTC may use to minimize regulatory lag and/or adjust for under earning and starts an investigation into Performance Based Ratemaking Metrics, an initial move that may help to modify the historical test-year ratemaking construct. In October 2021, the WUTC issued a notice of opportunity to comment on a proposed work plan to be conducted in various phases between 2021 and 2025, initially focusing on Performance Based Ratemaking and identifying performance metrics. Thereafter, the WUTC will address revenue adjustment mechanisms and performance incentives in the context of multi-year rate plans. The new law leaves much to the discretion of the WUTC, and we cannot predict the extent to which the WUTC will embrace the options now permitted. However, the multi-year plan agreed upon in the settlement of the 2022 general rate cases, discussed above, is consistent with this legislation.

Idaho General Rate Cases

2021 General Rate Cases

In September 2021, the IPUC approved the all-party settlement agreement designed to increase annual base electric revenues by $10.6 million, or 4.3 percent of base revenues, effective September 1, 2021, and $8.0 million, or 3.1 percent of base revenues, effective September 1, 2022. For natural gas, the proposed rates under the settlement agreement were designed to decrease annual base natural gas revenues by $1.6 million, or 3.7 percent of base revenues, effective September 1, 2021, and increase annual base revenues by $0.9 million, or 2.2 percent of base revenues, effective September 1, 2022. The parties agreed to use the tax customer credits, related to flow through of certain tax items, included in our original filing to offset overall proposed changes to electric and natural gas rates over the two-year plan.

The settlement was based on a 9.4 percent ROE with a common equity ratio of 50 percent and a ROR of 7.05 percent.

2023 General Rate Cases

We expect to file electric and natural gas general rate cases with IPUC in the first half of 2023.

Oregon General Rate Cases

2021 General Rate Case

In January 2022, a partial settlement stipulation addressing cost of capital issues was filed with the OPUC in our natural gas general rate case filed in October 2021. The parties agreed to an overall ROR of 7.05 percent based on a 50 percent common equity ratio and ROE of 9.4 percent.

AVISTA CORPORATION

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

AEL&P

Alaska General Rate Case

In July 2022, AEL&P filed an electric general rate case with the Regulatory Commission of Alaska (RCA). AEL&P is seeking an interim base rate increase of 4.5 percent (designed to increase electric revenues by $1.6 million), which, if approved could take effect as early as September 2, 2022, and a permanent base rate increase of an additional 4.5 percent (designed to increase electric revenues by $1.6 million), which, if approved, could take effect in October 2023. This represents a combined total rate increase of 9 percent (designed to increase electric revenues by $3.2 million). The proposed revenue increase request is based on a 13.45 percent ROE with a common equity ratio of 60.7 percent and a ROR of 10.0 percent.

The RCA typically acts on interim rate increase requests within 45 days and must rule on permanent rate increases within 450 days (approximately 15 months) from the date of filing.

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were assets of $41.0 million and $21.0 million as of June 30, 2022 and December 31, 2021, respectively. In April 2022, we filed out-of-cycle Washington and Idaho PGAs to update the commodity rates to current natural gas market prices. These rates were approved, and were effective on July 1, 2022. We will file traditional PGAs in Washington, Idaho and Oregon during the third quarter of 2022, with new rates effective November 1, 2022.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. Under the ERM, we make an annual filing on or before April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of and audit the ERM deferred power cost transactions for the prior calendar year. See the 2021 Form 10-K for a full discussion of the mechanics of the ERM and the various customer/Company sharing bands. Total net deferred power costs under the ERM were liabilities of $6.6 million and $11.9 million as of June 30, 2022 and December 31, 2021, respectively. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.

We have a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $6.4 million and $10.8 million as of June 30, 2022 and December 31, 2021, respectively. These deferred power cost balances represent amounts due from customers.

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

Total net cumulative decoupling deferrals among all jurisdictions were regulatory liabilities of $7.3 million as of June 30, 2022 and regulatory assets of $15.2 million as of December 31, 2021. Decoupling assets represent amounts due from customers and liabilities represent amounts due to customers.

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

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The following graph shows the total change in net income for the second quarter of 2022 compared to the second quarter of 2021, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities when compared to the second quarter of 2021. This was primarily due to increased electric and natural gas wholesale revenues primarily due to increased sale prices, as well as increased sales of fuel, due to increased opportunities for thermal generation resource optimization activities, and retail customer growth.

AVISTA CORPORATION

Utility resource costs increased at Avista Utilities due to increased fuel for generation and natural gas purchased (mainly due to higher natural gas market prices).

Utility operating expenses increased when compared to the second quarter of 2021, primarily due to a write-off of $4.0 million related to the Dry Ash Disposal System at Colstrip as agreed to in the 2022 Washington rate case settlement, as well increased employee wages and benefits and outside service expenses associated with inflation. See the "Executive Overview" for further discussion of inflation, as well as "Regulatory Matters" for additional discussion of the general rate cases settlement.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax expense decreased primarily due to the recognition of income taxes related to our completed Idaho and Washington general rate cases in late 2021 which allowed for flow through treatment for certain tax items.

The decrease in other was primarily related to an increase in taxes other than income taxes, higher interest costs, and increased other non-utility operating expenses associated with our other businesses. These increases were partially offset by an increase in net investment gains during the second quarter of 2022 as compared to the second quarter of 2021.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following graph shows the total change in net income for the first half of 2022 compared to the first half of 2021, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities when compared to the first half of 2021. This was primarily due to higher natural gas PGA rates, higher electric and natural gas customer usage, and retail customer growth for both electric and natural gas. In addition, electric and natural gas wholesale sales increased due to an increase in sales prices, as well as increased wholesale electric volumes.

Utility resource costs increased at Avista Utilities due to increased fuel for generation and natural gas purchased (mainly due to higher natural gas market prices).

Utility operating expenses increased when compared to the first half of 2021, primarily due to a $4.0 million write-off related to the Dry Ash Disposal System at Colstrip as agreed to in the 2022 Washington rate case settlement, as well as increased employee wages and benefits and outside service expenses associated with inflation. We also had higher wildfire resiliency costs and insurance costs. See the "Executive Overview" for further discussion around inflation as well as "Regulatory Matters" for additional discussion of the general rate cases settlement.

AVISTA CORPORATION

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax expense decreased primarily due to the recognition of income taxes related to our completed Idaho and Washington general rate cases in late 2021 which allowed for flow through treatment for certain tax items. For the full year 2022, we expect our effective tax rate to be negative 16.6 percent. See “Note 7 of the Notes to Condensed Consolidated Financial Statements” for further details and a reconciliation of our effective tax rate for the first half of 2022.

The decrease in other was primarily related to an increase in taxes other than income taxes and higher interest costs, partially offset by an increase in net investment gains during the first half of 2022 as compared to the first half of 2021.

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

AVISTA CORPORATION

Results of Operations - Avista Utilities

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30, 2022 and 2021 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $4.2 million and $6.5 million for the three months ended June 30, 2022 and 2021, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended June 30 (dollars in thousands):

	Electric Decoupling Revenues
	2022	2021
Current year decoupling deferrals (a)	$708	$(4,765)
Amortization of prior year decoupling deferrals (b)	(3,062)	(3,249)
Total electric decoupling revenue	$(2,354)	$(8,014)
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

Total electric revenues increased $53.6 million for the second quarter of 2022 as compared to the second quarter of 2021. The primary fluctuations that occurred during the period were as follows:

•
a $0.9 million decrease in retail electric revenue due to a decrease in MWhs sold (decreased revenues by $6.0 million) offset by an increase in retail rates (increased revenues by $5.1 million).
o
The decrease in total retail MWhs sold was primarily the result of a decrease in use by residential and commercial customers due to weather that was colder than the prior year (reducing cooling load), partially offset by customer growth. Compared to the second quarter of 2021, residential electric use per customer decreased 3 percent and commercial use per customer decreased 7 percent. Cooling degree days in Spokane were 87 percent below the prior year and 68 percent below normal.
o
Retail rates increased primarily from rate changes which do not have an impact on utility margin, such as the low income rate assistance program and the ERM and PCA amortization rates.
•
a $26.8 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $15.9 million) and an increase in sales volumes (increased revenues $10.9 million). The fluctuation of volumes was due to increased hydroelectric generation, as well as increased plant availability compared to the prior year due to decreased customer load, which allowed us additional opportunity to optimize our generation assets. In addition, we joined the EIM during March 2022 which led to an increase in wholesale sales.
•
a $19.6 million increase in sales of fuel as part of thermal generation resource optimization activities.
•
a $5.6 million increase in electric decoupling revenue. The surcharges in 2022 resulted from lower than normal usage from residential customers.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended June 30, 2022 and 2021 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $11.9 million and $14.1 million for the three months ended June 30, 2022 and 2021, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended June 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2022	2021
Current year decoupling deferrals (a)	$(3,235)	$4,433
Amortization of prior year decoupling deferrals (b)	(204)	512
Total natural gas decoupling revenue	$(3,439)	$4,945
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

Total natural gas revenues increased $22.8 million for the second quarter of 2022 as compared to the second quarter of 2021. The primary fluctuations that occurred during the period were as follows:

•
a $23.4 million increase in natural gas retail revenues (including industrial, which is included in other) due to higher sales volumes (increased revenues $18.9 million) and higher retail rates (increased revenues $4.5 million).
o
Retail rates increased mainly due to PGA rate increases in all jurisdictions (which do not impact utility margin).
o
Retail natural gas sales volumes increased primarily due to higher residential and commercial usage, due to colder weather (increasing heating load), as well as residential customer growth. Compared to the second quarter of 2021, residential use per customer increased 38 percent, and commercial use per customer increased 35 percent. Heating degree days in Spokane were 60 percent above the prior year and 27 percent above normal. Heating degree days in Medford were 85 percent above the prior year and 39 percent above normal.
•
a $6.9 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $24.8 million), partially offset by a decrease in volumes of gas sold in the wholesale market (decreased revenues $17.9 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $8.5 million decrease in natural gas decoupling revenue primarily due to higher rebates to residential customers in the second quarter of 2022 resulting from higher than normal usage.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended June 30, 2022 and 2021:

	Electric Customers		Natural Gas Customers
	2022	2021	2022	2021
Residential	360,765	355,802	336,947	331,795
Commercial	44,594	44,106	36,808	36,463
Interruptible	—	—	44	44
Industrial	1,196	1,209	189	189
Public street and highway lighting	685	664	—	—
Total retail customers	407,240	401,781	373,989	368,491

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the three months ended June 30, 2022 and 2021 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $11.9 million and $14.1 million for the three months ended June 30, 2022 and 2021, respectively.

Total electric resource costs increased $41.2 million for the second quarter of 2022 as compared to the second quarter of 2021. The primary fluctuations that occurred during the period were as follows:

•
a $1.6 million decrease in power purchased due to a decrease in the volume of power purchases (decreased costs $3.6 million), partially offset by an increase in wholesale prices (increased costs $2.0 million). The fluctuation in volumes was primarily the result of changes in the availability of opportunities to optimize our generation assets as compared to the prior year (including increased availability of hydroelectric generation) as well as fluctuations in customer loads.
•
a $14.1 million increase in fuel for generation primarily related to higher natural gas fuel prices and increased thermal generation in the second quarter of 2022 as compared to 2021.
•
a $18.0 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel is sold either physically or through a derivative instrument, that revenue is included in sales of fuel.
•
a $10.7 million increase in other electric resource costs, primarily related to an increase in the amortization of previously deferred power supply costs.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $4.2 million and $6.5 million for the three months ended June 30, 2022 and 2021, respectively.

Total natural gas resource costs increased $21.0 million for the second quarter of 2022 as compared to the second quarter of 2021 primarily due to the following:

•
a $29.1 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $37.3 million), partially offset by a decrease in volumes (decreased costs $8.2 million).
•
a $8.0 million decrease from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues	$281,633	$228,019	$102,919	$80,070	$(16,037)	$(20,529)	$368,515	$287,560
Resource costs	112,480	71,289	59,778	38,755	(16,037)	(20,529)	156,221	89,515
Utility margin	$169,153	$156,730	$43,141	$41,315	$—	$—	$212,294	$198,045

Electric utility margin increased $12.4 million and natural gas utility margin increased $1.8 million.

Electric utility margin increased primarily due to customer growth and decreased net power supply costs as compared to the prior year, as well as an increase in allowed decoupling base revenues compared to 2021. In the second quarter of 2022, we had lower net power supply costs due to lower customer loads associated with cooler weather compared to the second quarter of 2021. In addition, our hydroelectric generation increased compared to 2021, in which we experienced below normal generation. For the second quarter of 2022, we had a $4.8 million pre-tax expense under the ERM in Washington, compared to a $7.6 million pre-tax expense for the second quarter of 2021.

Natural gas utility margin increased primarily due to customer growth, as well as higher usage from non-decoupled customers associated with colder weather compared to the prior year.

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

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30, 2022 and 2021 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $4.4 million and $12.5 million for the six months ended June 30, 2022 and 2021, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the six months ended June 30 (dollars in thousands):

	Electric Decoupling Revenues
	2022	2021
Current year decoupling deferrals (a)	$(8,096)	$(439)
Amortization of prior year decoupling deferrals (b)	(5,885)	(6,794)
Total electric decoupling revenue	$(13,981)	$(7,233)
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

Total electric revenues increased $64.0 million for the first half of 2022 as compared to the first half of 2021. The primary fluctuations that occurred during the period were as follows:

•
a $14.4 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $8.6 million) and an increase in MWhs sold (increased revenues by $5.8 million).
o
The increase in total retail MWhs sold was primarily the result of an increase in use by residential customers in the first quarter due to weather that was colder than the prior year, as well as customer growth. Compared to the first half of 2021, residential electric use per customer increased 2 percent. This increase was partially offset by a decrease in commercial use per customer, which decreased 2 percent during the same period. Heating degree days in Spokane were 14 percent above the prior year and 5 percent above normal.
o
Retail rates increased primarily from rate changes which do not have an impact on utility margin, such as the low income rate assistance program and the ERM and PCA amortization rates.

AVISTA CORPORATION

•
a $36.8 million increase in wholesale electric revenues due to an increase in sales volumes (increased revenues $18.5 million) and an increase in sales prices (increased revenues $18.3 million). The fluctuation of volumes was due to increased hydroelectric generation and plant availability compared to the prior year which allowed us additional opportunity to optimize our generation assets. In addition, we joined the EIM during March 2022 which led to an increase in wholesale sales.
•
a $16.3 million increase in sales of fuel as part of thermal generation resource optimization activities.
•
a $6.8 million decrease in electric decoupling revenue. The rebates in 2022 resulted from higher than normal usage from residential customers primarily in the first quarter.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the six months ended June 30, 2022 and 2021 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $21.2 million and $26.6 million for the six months ended June 30, 2022 and 2021, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the six months ended June 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2022	2021
Current year decoupling deferrals (a)	$(7,905)	$2,890
Amortization of prior year decoupling deferrals (b)	(684)	1,773
Total natural gas decoupling revenue	$(8,589)	$4,663
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

Total natural gas revenues increased $52.6 million for the first half of 2022 as compared to the first half of 2021. The primary fluctuations that occurred during the period were as follows:

•
a $50.7 million increase in natural gas retail revenues (including industrial, which is included in other) due to higher retail rates (increased revenues $29.5 million), and higher sales volumes (increased revenues $21.2 million).
o
Retail rates increased mainly due to PGA rate increases in all jurisdictions (which do not impact utility margin).
o
Retail natural gas sales increased primarily due to higher residential and commercial usage increasing heating load due to colder weather, as well as residential and commercial customer growth. Compared to the first half of 2021, residential use per customer increased 9 percent, and Commercial use per customer increased 11 percent. Heating degree days in Spokane were 14 percent above the prior year and 5 percent above normal. Heating degree days in Medford were 15 percent above the prior year and 8 percent above normal.
•
a $15.5 million increase in wholesale natural gas revenues due to an increase in sales prices (increased revenues $35.3 million), partially offset by a decrease in volumes of gas sold in the wholesale market (decreased revenues $19.8

AVISTA CORPORATION

million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $13.3 million decrease in natural gas decoupling revenue primarily due to higher rebates to residential customers in the first half of 2022 resulting from higher than normal usage. In addition, we were able to recognize decoupling amounts related to 2021 that we were unable to recognize during the prior year due to our inability to collect them within 24 months from year-end.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the six months ended June 30, 2022 and 2021:

	Electric Customers		Natural Gas Customers
	2022	2021	2022	2021
Residential	360,483	354,997	336,261	330,959
Commercial	44,497	44,037	36,748	36,473
Interruptible	—	—	44	40
Industrial	1,197	1,210	189	191
Public street and highway lighting	676	657	—	—
Total retail customers	406,853	400,900	373,243	367,663

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the six months ended June 30, 2022 and 2021 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $21.2 million and $26.6 million for the six months ended June 30, 2022 and 2021, respectively.

Total electric resource costs increased $58.4 million for the first half of 2022 as compared to the first half of 2021. The primary fluctuations that occurred during the period were as follows:

•
a $1.0 million decrease in power purchased due to a decrease in the volume of power purchases (decreased costs $2.8 million), partially offset by an increase in wholesale prices (increased costs $1.8 million). The fluctuation in volumes was primarily the result of changes in the availability of opportunities to optimize our generation assets (including increased availability of hydroelectric generation) as compared to the prior year as well as fluctuations in customer loads.

AVISTA CORPORATION

•
a $28.5 million increase in fuel for generation primarily related to higher natural gas fuel prices and increased thermal generation in the first half of 2022 as compared to 2021.
•
a $15.2 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel is sold either physically or through a derivative instrument, that revenue is included in sales of fuel.
•
a $15.6 million increase in other electric resource costs, primarily related to an increase in the amortization of previously deferred power supply costs.

Total natural gas resource costs in the graph above include intracompany resource costs of $4.4 million and $12.5 million for the six months ended June 30, 2022 and 2021, respectively.

Total natural gas resource costs increased $47.5 million for the first half of 2022 as compared to the first half of 2021 primarily due to the following:

•
a $58.4 million increase in natural gas purchased due to an increase in the purchase price of natural gas (increased costs $68.8 million), partially offset by a decrease in volumes (decreased costs $10.4 million).
•
a $10.9 million decrease from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues	$549,558	$485,599	$293,431	$240,866	$(25,602)	$(39,045)	$817,387	$687,420
Resource costs	207,519	149,156	160,728	113,244	(25,602)	(39,045)	342,645	223,355
Utility margin	$342,039	$336,443	$132,703	$127,622	$—	$—	$474,742	$464,065

Electric utility margin increased $5.6 million and natural gas utility margin increased $5.1 million.

AVISTA CORPORATION

Electric utility margin increased primarily due to customer growth and decreased net power supply costs as compared to the prior year. In the first half of 2021, we experienced lower than normal hydroelectric generation, as well as higher customer loads, resulting in increased net power supply costs. For the first half of 2022, we had a $2.8 million pre-tax expense under the ERM in Washington, compared to a $3.3 million pre-tax expense for the first half of 2021. We expect an expense position by the end of 2022 in the 90 percent customers/10 percent Company sharing band.

Natural gas utility margin increased primarily due to customer growth.

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

Results of Operations - Alaska Electric Light and Power Company

Net income for AEL&P was $0.8 million for the three months ended June 30, 2022 and $1.3 million for the three months ended June 30, 2021. Net income was $4.1 million for the six months ended June 30, 2022 and $4.8 million for the six months ended June 30, 2021.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating revenues	$9,906	$10,547	$22,960	$23,368
Resource costs	1,176	1,163	1,620	1,902
Utility margin	$8,730	$9,384	$21,340	$21,466

Utility margin decreased slightly from 2021, primarily due to lower sales volumes to customers for 2022 compared to 2021 due to lower heating degree days during the period. In addition to decreased utility margin, AEL&P also had a slight increase in operating expenses in 2022 compared to 2021.

Results of Operations - Other Businesses

Our other businesses had net income of $6.7 million for the three months ended June 30, 2022 compared to net income of $5.1 million for the three months ended June 30, 2021. Net income was $7.7 million for the six months ended June 30, 2022, compared to net income of $5.5 million for the six months ended June 30, 2021.

The increase in net income primarily relates to an increase in net investment gains during the first half of 2022 as compared to the first half of 2021. The 2022 net investment gains are primarily a result of fair value remeasurements of certain equity investments during the second quarter. See "Note 11 of the Notes to the Consolidated Financial Statements" for further discussion.

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

Liquidity and Capital Resources

AVISTA CORPORATION

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the six months ended June 30, 2022. See the 2021 Form 10-K for further discussion.

In March 2022, we issued $400.0 million of first mortgage bonds with the proceeds being used to repay the outstanding balance under our committed line of credit. In April 2022, the remainder of the proceeds, as well as borrowings on the committed line of credit were used to repay $250.0 million of maturing long-term debt.

As of June 30, 2022, we had $198.7 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. With our $400.0 million credit facility that expires in June 2026 and AEL&P's $25.0 million credit facility that expires in November 2024, together with the expected issuances of common stock in the second half of 2022 and first half of 2023, we believe that we have adequate liquidity to meet our needs for the next 12 months.

Review of Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $205.9 million for the six months ended June 30, 2022, compared to $190.1 million for the six months ended June 30, 2021. The increase is primarily due to the receipt of collateral previously posted for derivative instruments, which increased cash flows by $18.1 million in 2022, compared to a decrease of $24.1 million in 2021. Cash collateral was returned in 2022 related to energy derivative instruments as the fair value increased compared to year-end due to increases in market prices compared to the prices included in our derivatives. Offsetting this increase, during the first half of 2022 we paid $17.0 million for the settlement of interest rate swaps related to our $400.0 million bond issuance.

Investing Activities

Net cash used in investing activities was $219.4 million for the six months ended June 30, 2022, compared to $210.8 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, we paid $210.6 million for utility capital expenditures compared to $213.8 million for the six months ended June 30, 2021. Additionally, during the first half of 2021, $6.8 million was received from the sale of investments.

Financing Activities

Net cash provided by financing activities was $12.9 million for the six months ended June 30, 2022, compared to $45.6 million for the six months ended June 30, 2021. In the six months ended June 30, 2022, we issued $400.0 million of bonds and we used a portion of those proceeds to repay $250.0 million of maturing long-term debt in April 2022. In addition, we issued $60.8 million of common stock in 2022, compared to $15.7 million in 2021.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$13,985	0.3%	$257,386	5.4%
Short-term borrowings	158,000	3.2%	284,000	6.0%
Long-term debt to affiliated trusts	51,547	1.1%	51,547	1.1%
Long-term debt and leases	2,398,864	49.4%	2,010,168	42.2%
Total debt	2,622,396	54.0%	2,603,101	54.7%
Total Avista Corporation shareholders’ equity	2,237,494	46.0%	2,154,744	45.3%
Total	$4,859,890	100.0%	$4,757,845	100.0%

AVISTA CORPORATION

Our shareholders’ equity increased $82.8 million during the first half of 2022 primarily due to net income and the issuance of common stock, which was partially offset by dividends.

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

The Avista Corp. credit facility contains customary covenants, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at the end of any fiscal quarter, and customary events of default, including a Change in Control (as defined in the agreement). As of June 30, 2022, we were in compliance with this covenant with a ratio of 54.0 percent.

AEL&P has a $25.0 million committed line of credit that expires in November 2024. As of June 30, 2022, there were no borrowings or letters of credit outstanding under this committed line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of June 30, 2022, AEL&P was in compliance with this covenant with a ratio of 50.7 percent.

Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the six months ended June 30 (dollars in thousands):

	2022	2021
Borrowings outstanding at end of period	$158,000	$296,000
Letters of credit outstanding at end of period (1)	$43,288	$24,118
Maximum borrowings outstanding during the period	$292,000	$296,000
Average borrowings outstanding during the period	$156,718	$143,498
Average interest rate on borrowings during the period	1.34%	1.18%
Average interest rate on borrowings at end of period	2.35%	1.08%
(1)
Letters of credit represent off balance sheet obligations.

As of June 30, 2022, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

Liquidity Expectations

During the first quarter of 2022, we issued $400 million of long-term debt and we do not expect any further issuances during the year. We expect to issue $135 million of common stock (including $60.8 million of common stock issued during the first half of 2022). The debt and equity issuances for 2022 are to repay $250 million of long-term debt which matured in April 2022 and fund capital expenditures.

After considering the expected issuances of long-term debt and common stock during 2022, we expect net cash flows from operations, together with cash available under our committed lines of credit to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

AVISTA CORPORATION

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. We have revised our estimate for Avista Utilities capital expenditures to $475 million per year in 2022 through 2024 from our original estimates of $445 million each year. See the 2021 Form 10-K for further information on our expected capital expenditures.

Pension Plan

Avista Utilities

In the six months ended June 30, 2022 we contributed $28.0 million to the pension plan, and we expect to contribute $42.0 million for the full year of 2022. We expect to contribute a total of $82.0 million to the pension plan in the period 2022 through 2026, with an annual contribution of $42.0 million for 2022 and $10.0 million from 2023 to 2026.

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

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the six months ended June 30, 2022 except as follows:

Oregon Climate Protection Plan

In March 2020, Oregon Governor Kate Brown issued Executive Order No. 20-04, “Directing State Agencies to Take Actions to Reduce and Regulate Greenhouse Gas Emissions.” The Executive Order launched rulemaking proceedings for every Oregon agency with jurisdiction over greenhouse gas (GHG)-related matters, with the aim of reducing Oregon’s overall GHG emissions to 80 percent below 1990 levels by 2050. This Executive Order led to the Oregon Department of Environmental Quality developing cap and reduce rules known as the Climate Protection Program (CPP). The CPP, which became effective in January 2022, outlines GHG emissions reduction goals of 50 percent by 2035 and 90 percent by 2050 from the 1990 baseline. The first three-year compliance period is 2022 through 2024. We are subject to the CPP and, pursuant to the rule, we are required to make our first compliance filing in 2025. We intend to seek recovery of compliance costs related to the CPP through the ratemaking process.

In March 2022, we, along with the utilities NW Natural and Cascade Natural Gas, filed a lawsuit requesting judicial review of the CPP. This action was subsequently consolidated with a lawsuit filed by several other parties, and remains pending.

Clean Energy Implementation Plan (CEIP)

As required under CETA, in October 2021 we filed our first CEIP. Our CEIP is a road map of specific actions we propose to take over the next four years (2022-2025) to show the progress being made toward clean energy goals and the equitable distribution of benefits and burdens to all customers as established by the CETA, which was passed by the Washington legislature and enacted into law in 2019. CETA requires electric supply to be GHG neutral by 2030 and 100 percent renewable or generated from zero-carbon resources by 2045.

In June 2022, our CEIP was approved by the WUTC.

Some highlights of our approved plan include:

•
Beginning in 2022, serving 40 percent of our Washington retail customer demand with renewable (or zero carbon) energy, then increase this target to 62.5 percent by the end of 2025.

AVISTA CORPORATION

•
Energy efficiency targets to reduce Washington retail customer load by approximately 2 percent over the next four years through incentives and programs to lower energy use without impacting the customer.
•
A set of 14 Customer Benefit Indicators to ensure the equitable distribution of energy and non-energy benefits and reduction of burden to all customers and named communities.
•
A Named Communities Investment Fund that will invest up to $5 million annually in projects, programs and initiatives that directly benefit customers residing in historically disadvantaged and vulnerable communities.

See the 2021 Form 10-K for further discussion of our environmental issues and contingencies.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2021 Form 10-K and have not materially changed during the six months ended June 30, 2022. See the 2021 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the six months ended June 30, 2022. Refer to the 2021 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2021.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of June 30, 2022 and December 31, 2021 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2021 Form 10-K for further information. As of June 30, 2022, we had interest rate swap derivatives outstanding with a notional amount totaling $40.0 million and we had no cash deposited as collateral and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at June 30, 2022, we would not be required to post additional collateral because all of our outstanding interest rate swap were in asset positions at that time.

As of June 30, 2022, we had cash deposited as collateral of $16.7 million and letters of credit of $39.0 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2021 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at June 30, 2022 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

June 30, 2022
Additional collateral taking into account contractual thresholds	$6,406
Additional collateral without contractual thresholds	7,596

AVISTA CORPORATION

Energy Commodity Risk

Our energy commodity risks have not materially changed during the six months ended June 30, 2022. See the 2021 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2022 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2025.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2022	$95	$(174)	$(4,057)	$(3,210)	$(30)	$2,530	$36	$(956)
2023	—	—	364	11,089	—	(3,433)	(128)	457
2024	—	—	291	2,076	—	—	(1,142)	(521)
2025	—	—	141	(66)	—	—	(1,037)	(2)

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2022.

AVISTA CORPORATION

There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

AVISTA CORPORATION
(Registrant)

Date:	August 2, 2022	/s/ Mark T. Thies
Mark T. Thies
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)