Form 10-Q
period 2022-09-30
AVISTA CORP
filed 2022-11-01
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022 OR

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

As of October 28, 2022, 73,775,760 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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
•
the potential effects of initiatives, legislation or administrative rulemaking at the federal, state or local levels, including possible effects on our generating resources, prohibitions or restrictions on new or existing services, or restrictions on greenhouse gas emissions to mitigate concerns over global climate changes, including future limitations on the usage and distribution of natural gas;
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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$365,142	$306,398	$1,228,059	$1,019,756
Alternative revenue programs	(5,850)	(10,499)	(28,420)	(13,069)
Total utility revenues	359,292	295,899	1,199,639	1,006,687
Non-utility revenues	154	108	419	445
Total operating revenues	359,446	296,007	1,200,058	1,007,132
Operating Expenses:
Utility operating expenses:
Resource costs	147,784	102,133	492,049	327,390
Other operating expenses	101,701	85,625	300,710	267,233
Depreciation and amortization	63,484	57,722	188,867	169,009
Taxes other than income taxes	26,002	25,440	86,777	82,223
Non-utility operating expenses:
Other operating expenses	1,041	843	4,907	3,186
Depreciation and amortization	32	30	94	230
Total operating expenses	340,044	271,793	1,073,404	849,271
Income from operations	19,402	24,214	126,654	157,861
Interest expense	29,533	26,547	86,118	78,982
Interest expense to affiliated trusts	302	102	596	317
Capitalized interest	(828)	(1,102)	(2,853)	(3,033)
Other income-net	(3,964)	(10,267)	(22,749)	(23,992)
Income (loss) before income taxes	(5,641)	8,934	65,542	105,587
Income tax expense (benefit)	157	(5,432)	(11,678)	9,130
Net income (loss)	$(5,798)	$14,366	$77,220	$96,457
Weighted-average common shares outstanding (thousands), basic	73,229	70,054	72,547	69,582
Weighted-average common shares outstanding (thousands), diluted	73,298	70,129	72,629	69,722

Earnings (loss) per common share:
Basic	$(0.08)	$0.21	$1.06	$1.39
Diluted	$(0.08)	$0.20	$1.06	$1.38

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	Three months ended September 30:		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(5,798)	$14,366	$77,220	$96,457
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $72, $81, $218 and $247, respectively	272	304	821	927
Total other comprehensive income	272	304	821	927
Comprehensive income (loss)	$(5,526)	$14,670	$78,041	$97,384

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$14,363	$22,168
Accounts and notes receivable-less allowances of $9,162 and $10,465, respectively	164,928	203,035
Materials and supplies, fuel stock and stored natural gas	123,447	84,733
Regulatory assets	59,573	43,783
Other current assets	101,293	80,754
Total current assets	463,604	434,473
Net utility property	5,378,844	5,225,515
Goodwill	52,426	52,426
Non-current regulatory assets	836,538	860,626
Other property and investments-net and other non-current assets	324,387	280,543
Total assets	$7,055,799	$6,853,583
Liabilities and Equity:
Current Liabilities:
Accounts payable	$112,646	$133,096
Current portion of long-term debt	13,500	250,000
Short-term borrowings	268,000	284,000
Regulatory liabilities	98,081	77,149
Other current liabilities	192,973	168,861
Total current liabilities	685,200	913,106
Long-term debt	2,280,802	1,898,370
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	114,866	153,467
Deferred income taxes	666,115	642,709
Non-current regulatory liabilities	845,495	861,515
Other non-current liabilities and deferred credits	176,925	178,125
Total liabilities	4,820,950	4,698,839
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 73,774,804 and 71,497,523 shares issued and outstanding, respectively	1,478,443	1,380,152
Accumulated other comprehensive loss	(10,218)	(11,039)
Retained earnings	766,624	785,631
Total shareholders’ equity	2,234,849	2,154,744
Total liabilities and equity	$7,055,799	$6,853,583

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2022	2021
Operating Activities:
Net income	$77,220	$96,457
Non-cash items included in net income:
Depreciation and amortization	188,961	169,239
Deferred income tax provision and investment tax credits	(19,494)	18,645
Power and natural gas cost deferrals, net	(20,675)	(40,178)
Amortization of debt expense	1,506	2,068
Stock-based compensation expense	6,787	3,173
Equity-related AFUDC	(5,117)	(5,280)
Pension and other postretirement benefit expense	15,460	21,925
Other regulatory assets and liabilities and deferred debits and credits	3,585	2,597
Change in decoupling regulatory deferral	28,455	12,602
Realized and unrealized gain on assets and investments	(13,783)	(15,883)
Other	4,364	1,370
Contributions to defined benefit pension plan	(42,000)	(42,000)
Cash paid for settlement of interest rate swap agreements	(17,035)	(17,568)
Cash received for settlement of interest rate swap agreements	—	324
Changes in certain current assets and liabilities:
Accounts and notes receivable	32,347	24,521
Materials and supplies, fuel stock and stored natural gas	(38,714)	(19,753)
Collateral posted for derivative instruments	(29,362)	(9,944)
Income taxes receivable	5,991	10,663
Other current assets	4,074	7,902
Accounts payable	(22,145)	(889)
Other current liabilities	49,987	8,925
Net cash provided by operating activities	210,412	228,916

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(331,309)	(322,808)
Equity and property investments	(9,061)	(12,621)
Proceeds from sale of investments	1,000	8,306
Other	(941)	193
Net cash used in investing activities	(340,311)	(326,930)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2022	2021
Financing Activities:
Net increase (decrease) in short-term borrowings	$(16,000)	$66,000
Proceeds from issuance of long-term debt	399,856	70,000
Maturity of long-term debt and finance leases	(252,314)	(2,223)
Issuance of common stock, net of issuance costs	92,966	61,345
Cash dividends paid	(96,278)	(88,204)
Other	(6,136)	(3,876)
Net cash provided by financing activities	122,094	103,042

Net increase (decrease) in cash and cash equivalents	(7,805)	5,028

Cash and cash equivalents at beginning of period	22,168	14,196

Cash and cash equivalents at end of period	$14,363	$19,224

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Stock, Shares:
Shares outstanding at beginning of period	72,976,082	69,666,667	71,497,523	69,238,901
Shares issued	798,722	1,100,545	2,277,281	1,528,311
Shares outstanding at end of period	73,774,804	70,767,212	73,774,804	70,767,212
Common Stock, Amount:
Balance at beginning of period	$1,443,102	$1,303,411	$1,380,152	$1,286,068
Equity compensation expense	3,140	893	6,787	3,540
Issuance of common stock, net of issuance costs	32,201	45,656	92,966	61,345
Payment of minimum tax withholdings for share-based payment awards	—	—	(1,462)	(993)
Balance at end of period	1,478,443	1,349,960	1,478,443	1,349,960
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(10,490)	(13,755)	(11,039)	(14,378)
Other comprehensive income	272	304	821	927
Balance at end of period	(10,218)	(13,451)	(10,218)	(13,451)
Retained Earnings:
Balance at beginning of period	804,882	780,310	785,631	758,036
Net income (loss)	(5,798)	14,366	77,220	96,457
Dividends on common stock	(32,460)	(29,549)	(96,227)	(89,366)
Balance at end of period	766,624	765,127	766,624	765,127
Total equity	$2,234,849	$2,101,636	$2,234,849	$2,101,636
Dividends declared per common share	$0.44	$0.4225	$1.32	$1.2675

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended September 30, 2022 and September 30, 2021 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).

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

NOTE 3. BALANCE SHEET COMPONENTS

Materials and Supplies, Fuel Stock and Stored Natural Gas

Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for our regulated operations and the lower of cost or net realizable value for our non-regulated operations and consisted of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Materials and supplies	$70,763	$62,003
Stored natural gas	$47,039	$17,604
Fuel stock	5,645	5,126
Total	$123,447	$84,733

AVISTA CORPORATION

Other Current Assets

Other current assets consisted of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Prepayments	21,812	24,387
Income taxes receivable	23,620	29,615
Derivative assets net of collateral	5,022	1,398
Collateral posted for derivative instruments after netting with outstanding derivatives	$47,425	$21,477
Other	3,414	3,877
Total	$101,293	$80,754

Net Utility Property

Net utility property, which is recorded at original cost net of accumulated depreciation, consisted of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Utility plant in service	$7,453,971	$7,166,580
Construction work in progress	167,139	205,405
Total	7,621,110	7,371,985
Less: Accumulated depreciation and amortization	2,242,266	2,146,470
Total	$5,378,844	$5,225,515

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Equity investments	113,390	91,057
Operating lease ROU assets	68,707	70,133
Finance lease ROU assets	40,966	43,697
Non-utility property	25,425	20,033
Notes receivable	17,254	14,949
Long-term prepaid license fees	15,710	8,465
Investment in affiliated trust	11,547	11,547
Derivative assets net of collateral	12,741	2,659
Deferred compensation assets	7,609	9,513
Other	11,038	8,490
Total	$324,387	$280,543

Other Current Liabilities

Other current liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Accrued taxes other than income taxes	$40,579	$41,706
Derivative liabilities	2,996	28,801
Employee paid time off accruals	29,638	27,741
Accrued interest	34,990	17,538
Deferred wholesale revenue	29,081	884
Pensions and other postretirement benefits	13,277	13,582
Other	42,412	38,609
Total	$192,973	$168,861

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Operating lease liabilities	$67,702	$66,068
Finance lease liabilities	43,304	45,730
Deferred investment tax credits	28,922	29,313
Asset retirement obligations	15,878	17,142
Derivative liabilities	4,673	4,525
Other	16,446	15,347
Total	$176,925	$178,125

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$8,374	$4,201	$12,447	$2,938
Decoupling surcharge	6,674	5,346	9,907	14,625
Deferred natural gas costs	38,674	—	14,095	6,932
Deferred power costs	4,413	—	7,334	3,501
Deferred income taxes	—	251,033	—	244,154
Pension and other postretirement benefit plans	—	161,665	—	165,696
Interest rate swaps	—	187,607	—	199,754
AFUDC above FERC allowed rate	—	50,956	—	48,455
Settlement with Coeur d'Alene Tribe	—	38,088	—	38,926
Advanced meter infrastructure	—	33,288	—	36,008
Utility plant abandoned	—	24,937	—	26,771
COVID-19 deferrals	—	13,497	—	13,591
Unamortized debt repurchase costs	—	6,305	—	6,768
Demand side management programs	—	5,144	—	3,974
Other regulatory assets	1,438	54,471	—	48,533
Total regulatory assets	$59,573	$836,538	$43,783	$860,626
Regulatory Liabilities
Income tax related liabilities	$77,689	$402,464	$56,331	$458,789
Deferred power costs	—	2,287	6,457	5,434
Decoupling rebate	7,504	17,748	3,049	6,259
Utility plant retirement costs	—	370,232	—	350,190
Interest rate swaps	—	23,556	—	15,062
COVID-19 deferrals	—	12,032	—	12,500
Other regulatory liabilities	12,888	17,176	11,312	13,281
Total regulatory liabilities	$98,081	$845,495	$77,149	$861,515

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

Utility-related taxes that were included in revenue from contracts with customers were as follows for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Utility-related taxes	$14,049	$13,816	$51,091	$46,971

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year. As of September 30, 2022, the Company estimates it had unsatisfied capacity performance obligations of $13.1 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Avista Utilities
Revenue from contracts with customers	$276,988	$266,789	$970,247	$886,078
Derivative revenues	76,248	28,087	218,024	91,151
Alternative revenue programs	(5,850)	(10,499)	(28,420)	(13,069)
Deferrals and amortizations for rate refunds to customers	156	(156)	25	2,664
Other utility revenues	2,113	2,531	7,166	7,348
Total Avista Utilities	349,655	286,752	1,167,042	974,172
AEL&P
Revenue from contracts with customers	9,526	9,065	32,747	32,331
Deferrals and amortizations for rate refunds to customers	(49)	(48)	(614)	(143)
Other utility revenues	160	130	464	327
Total AEL&P	9,637	9,147	32,597	32,515

Other non-utility revenues	154	108	419	445
Total operating revenues	$359,446	$296,007	$1,200,058	$1,007,132

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and nine months ended September 30 (dollars in thousands):

	2022			2021
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$94,451	$3,123	$97,574	$94,803	$3,080	$97,883
Commercial	89,411	6,339	95,750	86,228	5,920	92,148
Industrial	30,090	—	30,090	28,843	—	28,843
Public street and highway lighting	1,810	64	1,874	1,877	65	1,942
Total retail revenue	215,762	9,526	225,288	211,751	9,065	220,816
Transmission	9,662	—	9,662	7,372	—	7,372
Other revenue from contracts with customers	11,457	—	11,457	11,610	—	11,610
Total electric revenue from contracts with customers	$236,881	$9,526	$246,407	$230,733	$9,065	$239,798
Nine months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$299,562	$13,740	$313,302	$292,714	$13,379	$306,093
Commercial	253,694	18,824	272,518	243,370	18,768	262,138
Industrial	82,235	—	82,235	80,983	—	80,983
Public street and highway lighting	5,586	183	5,769	5,598	184	5,782
Total retail revenue	641,077	32,747	673,824	622,665	32,331	654,996
Transmission	22,764	—	22,764	15,668	—	15,668
Other revenue from contracts with customers	27,628	—	27,628	24,282	—	24,282
Total electric revenue from contracts with customers	$691,469	$32,747	$724,216	$662,615	$32,331	$694,946

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	Avista Utilities	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$22,960	$21,197	$174,655	$142,401
Commercial	11,978	10,055	86,335	65,428
Industrial and interruptible	1,930	1,477	7,238	5,520
Total retail revenue	36,868	32,729	268,228	213,349
Transportation	1,832	1,921	6,331	6,177
Other revenue from contracts with customers	1,407	1,406	4,219	3,937
Total natural gas revenue from contracts with customers	$40,107	$36,056	$278,778	$223,463

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

AVISTA CORPORATION

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

The following table presents the underlying energy commodity derivative volumes as of September 30, 2022 that are expected to be delivered or mature in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2022	39	—	10,692	28,583	76	62	1,762	11,703
2023	—	—	13,325	65,635	62	584	1,810	28,330
2024	—	—	533	29,135	—	—	1,370	8,755
2025	—	—	450	2,250	—	—	1,115	450

As of September 30, 2022, there are no expected deliveries of energy commodity derivatives after 2025.

The following table presents the underlying energy commodity derivative volumes as of December 31, 2021 that are expected to be delivered or mature in each respective year (in thousands of MWhs and mmBTUs):

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

The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Number of contracts	22	25
Notional amount (in United States dollars)	$8,647	$8,571
Notional amount (in Canadian dollars)	11,554	10,957

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

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of September 30, 2022 and December 31, 2021 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
September 30, 2022	3	$30,000	2023
	1	10,000	2024
December 31, 2021	13	$140,000	2022
	2	20,000	2023
	1	10,000	2024

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

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2022 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$—	$(221)	$—	$(221)
Interest rate swap derivatives
Other property and investments-net and other non-current assets	10,384	—	—	10,384
Energy commodity derivatives
Other current assets	49,379	(44,357)	—	5,022
Other property and investments-net and other non-current assets	9,895	(7,538)	—	2,357
Other current liabilities	30,473	(43,867)	10,619	(2,775)
Other non-current liabilities and deferred credits	6,207	(12,764)	1,884	(4,673)
Total derivative instruments recorded on the balance sheet	$106,338	$(108,747)	$12,503	$10,094

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

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Energy commodity derivatives
Cash collateral posted	$59,929	$30,567
Letters of credit outstanding	26,000	34,000
Balance sheet offsetting	12,503	9,089

AVISTA CORPORATION

There was no cash collateral or letters of credit outstanding related to interest rate swap derivatives as of September 30, 2022 and December 31, 2021.

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	$—	$25,274
Additional collateral to post	—	25,274

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $42.0 million in cash to the pension plan for the nine months ended September 30, 2022, and does not expect further contributions in 2022.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Three months ended September 30:
Service cost	$5,914	$6,412	$1,095	$1,062
Interest cost	6,578	6,528	1,343	1,305
Expected return on plan assets	(10,950)	(9,835)	(700)	(509)
Amortization of prior service cost	75	75	(275)	(275)
Net loss recognition	997	1,592	826	777
Net periodic benefit cost	$2,614	$4,772	$2,289	$2,360
Nine months ended September 30:
Service cost	$17,914	$18,912	$3,255	$2,967
Interest cost	20,005	19,638	4,167	3,990
Expected return on plan assets	(32,851)	(29,314)	(2,100)	(1,967)
Amortization of prior service cost	225	225	(825)	(825)
Net loss recognition	3,084	5,103	2,586	3,196
Net periodic benefit cost	$8,377	$14,564	$7,083	$7,361

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

The following table summarizes the significant factors impacting the difference between our effective tax rate and the federal statutory rate for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
Federal income taxes at statutory rates	$(1,185)	21.0%	$1,876	21.0%	$13,764	21.0%	$22,173	21.0%
Increase (decrease) in tax resulting from:
Flow through related to deduction of meters and mixed service costs (1)	1,192	(21.1)	(5,277)	(59.1)	(18,643)	(28.4)	(5,277)	(5.0)
Tax effect of regulatory treatment of utility plant differences (2)	420	(7.5)	(1,697)	(19.0)	(6,878)	(10.5)	(8,748)	(8.3)
State income tax expense	(45)	0.8	166	1.9	856	1.3	885	0.8
Settlement of equity awards	—	—	—	—	(19)	—	909	0.9
Settlement of prior year tax returns	(318)	5.6	(400)	(4.5)	(318)	(0.5)	(400)	(0.4)
Other	93	(1.6)	(100)	(1.1)	(440)	(0.7)	(412)	(0.4)
Total income tax expense (benefit)	$157	(2.8)%	$(5,432)	(60.8)%	$(11,678)	(17.8)%	$9,130	8.6%
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

Inflation Reduction Act

The Inflation Reduction Act of 2022 (IRA) was signed into law in August 2022. Among the provisions included in the IRA was the implementation of a new corporate alternative minimum tax, which is applicable to corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. The corporate alternative minimum tax is not expected to impact the Company's financial results, and there are no immediate impacts of the IRA to the three and nine months ended September 30, 2022.

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

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Balance outstanding at end of period	$268,000	$284,000
Letters of credit outstanding at end of period	$30,288	$34,000
Average interest rate at end of period	3.85%	1.11%

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. There were no borrowings or letters of credit outstanding under this agreement as of September 30, 2022 and December 31, 2021. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

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

NOTE 10. LONG-TERM DEBT TO AFFILIATED TRUSTS

In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly. Effective in July 2023, the reference to LIBOR in the formulation for the distribution rate on these securities will be replaced, by operation of law, with a new benchmark identified by the Federal Reserve Board that is based on SOFR including a tenor spread adjustment, as calculated and published by an administrator selected by the Federal Reserve Board. Accordingly, the distribution rate on the Preferred Trust Securities will then be that replacement benchmark (including spread) plus 0.875 percent.

The distribution rates were as follows during the nine months ended September 30, 2022 and the year ended December 31, 2021:

	September 30,	December 31,
	2022	2021
Low distribution rate	1.05%	0.99%
High distribution rate	3.96%	1.10%
Distribution rate at the end of the period	3.96%	1.05%

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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,113,500	$967,695	$963,500	$1,157,651
Long-term debt (Level 3)	1,200,000	890,658	1,200,000	1,366,619
Snettisham finance lease obligation (Level 3)	46,501	41,800	48,815	54,000
Long-term debt to affiliated trusts (Level 3)	51,547	40,908	51,547	43,299

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 61.29 percent to 104.10 percent of the principal amount, where a market price of 100.0 percent (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on September 30, 2022 and December 31, 2021.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2022
Assets:
Energy commodity derivatives	$—	$95,579	$—	$(88,200)	$7,379
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	375	(375)	—
Interest rate swap derivatives	—	10,384	—	—	10,384
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,381	—	—	—	1,381
Equity securities (2)	6,076	—	—	—	6,076
Total	$7,457	$105,963	$375	$(88,575)	$25,220
Liabilities:
Energy commodity derivatives	$—	$101,311	$—	$(100,703)	$608
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	7,215	(375)	6,840
Foreign currency exchange derivatives	—	221	—	—	221
Total	$—	$101,532	$7,215	$(101,078)	$7,669
December 31, 2021
Assets:
Energy commodity derivatives	$—	$34,119	$—	$(31,211)	$2,908
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	143	(143)	—
Interest rate swap derivatives	—	2,319	—	(1,170)	1,149
Deferred compensation assets:
Mutual Funds:
Fixed income securities (2)	1,809	—	—	—	1,809
Equity securities (2)	7,594	—	—	—	7,594
Total	$9,403	$36,438	$143	$(32,524)	$13,460
Liabilities:
Energy commodity derivatives	$—	$41,733	$—	$(40,300)	$1,433
Level 3 energy commodity derivatives:
Natural gas exchange agreement	—	—	7,914	(143)	7,771
Foreign currency exchange derivatives	—	19	—	-	19
Interest rate swap derivatives	—	25,274	—	(1,170)	24,104
Total	$—	$67,026	$7,914	$(41,613)	$33,327
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

Deferred compensation assets and liabilities represent funds held by the Company in a Rabbi Trust for an executive deferral plan. These funds consist of actively traded equity and bond funds with quoted prices in active markets. The balances disclosed in the table above exclude cash and cash equivalents of $0.1 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively.

Level 3 Fair Value

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2022 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	September 30, 2022	Technique	Input	Average Price
Natural gas exchange agreement	$(6,840)	Internally derived weighted average cost of gas	Forward purchase prices	$3.37 - $4.56/mmBTU $3.92 Weighted Average
			Forward sales prices	$3.48 - $9.06/mmBTU $6.23 Weighted Average
			Purchase volumes	130,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

The following table presents activity for the natural gas exchange agreement derivative assets (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2022	2021	2022	2021
Beginning balance	$(2,289)	$(6,078)	$(7,771)	$(8,410)
Total gains (realized/unrealized):
Included in regulatory assets/liabilities (1)	(4,551)	(4,971)	3,144	(1,482)
Settlements	—	—	(2,213)	(1,157)
Ending balance (2)	$(6,840)	$(11,049)	$(6,840)	$(11,049)

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

The carrying value of these equity investments without a readily determinable fair value was $43.2 million and $24.2 million as of September 30, 2022 and December 31, 2021, respectively. The Company recognized a $3.8 million gain in the three months ended September 30, 2022, and a $5.0 million gain in the three months ended September 30, 2021 due to fair value adjustments. Gains recognized as a result of fair value adjustments were $12.7 million and $5.2 million for the nine months ended September 30, 2022 and 2021, respectively. In addition to these gains recognized in 2022, the Company made additional capital investments. On a cumulative basis, the Company has recognized a net gain of $24.1 million for fair value adjustments on equity investments without a readily determinable fair value held as of September 30, 2022.

NOTE 12. COMMON STOCK

The Company issued common stock for total net proceeds of $32.2 million and $93.0 million during the three and nine months ended September 30, 2022, respectively. Most of these issuances came through the Company's sales agency agreements under which the sales agents may offer and sell new shares of common stock from time to time. Under these sales agency agreements, the Company issued 0.8 million shares and 2.1 million shares during the three and nine months ended September 30, 2022, respectively.

In April 2022, the Company completed the board and regulatory approval processes to issue an additional 4.8 million shares.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $2,716 and $2,934, respectively	$10,218	$11,039

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three and nine months ended September 30 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 30,		Nine months ended September 30,
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2022	2021	2022	2021
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (a)	$(200)	$(200)	$(600)	$(600)
Amortization of net loss (a)	1,823	2,369	5,670	8,299
Adjustment due to effects of regulation (a)	(1,279)	(1,784)	(4,031)	(6,525)
Total before tax (b)	344	385	1,039	1,174
Tax expense (b)	(72)	(81)	(218)	(247)
Net of tax (b)	$272	$304	$821	$927

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

NOTE 14. EARNINGS (LOSS) PER COMMON SHARE

The following table presents the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(5,798)	$14,366	$77,220	$96,457
Denominator:
Weighted-average number of common shares outstanding-basic	73,229	70,054	72,547	69,582
Effect of dilutive securities:
Performance and restricted stock awards	69	75	82	140
Weighted-average number of common shares outstanding-diluted	73,298	70,129	72,629	69,722
Earnings (loss) per common share:
Basic	$(0.08)	$0.21	$1.06	$1.39
Diluted	$(0.08)	$0.20	$1.06	$1.38

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

Boyds Fire (State of Washington Department of Natural Resources (DNR) v. Avista)

In August 2019, the Company was served with a complaint, captioned “State of Washington Department of Natural Resources v. Avista Corporation,” seeking recovery of up to $4.4 million for fire suppression and investigation costs and related expenses incurred in connection with a wildfire that occurred in Ferry County, Washington in August 2018. Specifically, the complaint alleges that the fire, which became known as the “Boyds Fire,” was caused by a dead ponderosa pine tree falling into an overhead distribution line, and that Avista Corp. was negligent in failing to identify and remove the tree before it came into contact with the line. Avista Corp. disputes that the tree in question was the cause of the fire and that it was negligent in failing to identify and remove it. Additional lawsuits have subsequently been filed by private landowners seeking property damages, and holders of insurance subrogation claims seeking recovery of insurance proceeds paid.

AVISTA CORPORATION

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

The Company’s investigation has found no evidence of negligence with respect to any of the fires, and the Company will vigorously defend itself against any claims for damages that may be asserted against it with respect to the wildfires arising out of the extreme wind event; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

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

Eight lawsuits seeking unspecified damages have been filed in connection with the Babb Road fire. These include five subrogation actions filed by insurance companies seeking recovery for amounts paid to insureds; two actions on behalf of individual plaintiffs; and a class action lawsuit. All proceedings have been consolidated for discovery and pre-trial proceedings, are pending in the Superior Court of Spokane County Washington, and variously assert causes of action for negligence, private nuisance, trespass and inverse condemnation (a theory of strict liability).

On September 16, 2022, the Company filed a motion in the Superior Court of Spokane County, Washington, seeking dismissal of the Plaintiffs' inverse condemnation claims as a matter of law on the grounds that they are not legally cognizable under Washington law. On October 14, 2022, the Superior Court heard oral argument on that motion. The Court concluded the Company's motion involved mixed questions of law and fact and, as a consequence, could not be granted at that stage of the proceedings; however, the Court indicated the Company could bring the issue before the Court again after discovery is completed.

The Company will vigorously defend itself in the legal proceedings; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

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

AVISTA CORPORATION

Talen in the Montana Thirteenth Judicial District Court for Yellowstone County, and one by the Western Co-Owners, which is pending in Montana Federal District Court. Both the arbitration and these legal proceedings remain pending.

In addition, there are legal proceedings pending in Montana Federal District Court with respect to the validity and constitutionality of changes to Montana law enacted in 2021 after the foregoing disputes arose. The Western Co-Owners are plaintiffs in those proceedings. Specifically, the Western Co-Owners challenged the validity and constitutionality of Montana Senate Bill 265, which purports to modify the provisions in the O&O Agreement governing arbitration of any controversies arising out of or relating to the O&O Agreement to require arbitration before a single arbitrator experienced in the subject matter, in Montana (as opposed to Washington), and under Montana law (as opposed to Washington). NorthWestern and Talen are defendants with regard to the claims against Senate Bill 265. The Western Co-Owners also challenged the constitutionality of Senate Bill 266, which purports to make (1) the failure or refusal of an owner of a jointly owned electrical generation facility in the state to fund its share of operating costs associated with a jointly owned electrical generation facility, and (2) conduct by one or more owners of a jointly owned electrical generation facility in the state to bring about permanent closure of a generating unit of a facility without seeking and obtaining the consent of all co-owners of a generating unit, violations of Montana’s Consumer protection Act.

On May 9, 2022, Talen, the operator of Colstrip, together with affiliates, commenced a voluntary case under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (Houston Division). This resulted in a temporary suspension of activity in the Colstrip legal proceedings described above. On the stipulation of the parties, the stay of proceedings was lifted with respect to the Montana litigation and the arbitration on August 25, 2022.

On September 28, 2022, a Montana Federal Magistrate Judge issued recommended Findings and a recommended Order, concluding that Senate Bill 265 is preempted by the Federal Arbitration Act and is unconstitutional and that Senate Bill 266 is unconstitutional. On October 19, 2022, the Federal District Court Judge adopted the Magistrate's findings and recommendations in full.

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

Talen Energy and Puget Sound Energy Transaction

On September 12, 2022, the Company received notice that PSE and Talen entered into a binding agreement through which PSE has agreed to transfer its 25 percent ownership in Colstrip Units 3 and 4 to Talen at the end of 2025. The Company continues to engage with the co-owners of Colstrip on potential solutions that will allow the Company to meet its obligations under CETA while also addressing the differing needs of other co-owners.

Burnett et al. v. Talen et al.

Multiple property owners have initiated a legal proceeding (titled Burnett et al. v. Talen et al.) in the Montana District Court for Rosebud County against Talen, PSE, Pacificorp, PGE, Avista Corp., NorthWestern, and Westmoreland Rosebud Mining. The plaintiffs allege a failure to contain coal dust in connection with the operation of Colstrip, and seek unspecified damages. The parties have agreed to temporarily stay the litigation as a result of the bankruptcy proceedings initiated by Talen, which agreement was not impacted by the stipulation to lift the stay for purposes of the Montana litigation and arbitration. The Company will vigorously defend itself in the litigation, but at this time is unable to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

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

AVISTA CORPORATION

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2022:
Operating revenues	$349,655	$9,637	$359,292	$154	$—	$359,446
Resource costs	146,384	1,400	147,784	—	—	147,784
Other operating expenses	98,062	3,639	101,701	1,041	—	102,742
Depreciation and amortization	60,780	2,704	63,484	32	—	63,516
Income (loss) from operations	18,660	1,661	20,321	(919)	—	19,402
Interest expense (2)	28,214	1,489	29,703	243	(111)	29,835
Income taxes	197	21	218	(61)	—	157
Net (loss) income	(5,987)	228	(5,759)	(39)	—	(5,798)
Capital expenditures (3)	116,809	3,854	120,663	—	—	120,663
For the three months ended September 30, 2021:
Operating revenues	$286,752	$9,147	$295,899	$108	$—	$296,007
Resource costs	101,109	1,024	102,133	—	—	102,133
Other operating expenses	82,006	3,619	85,625	843	—	86,468
Depreciation and amortization	55,039	2,683	57,722	30	—	57,752
Income (loss) from operations	23,416	1,563	24,979	(765)	—	24,214
Interest expense (2)	25,015	1,523	26,538	132	(21)	26,649
Income taxes	(6,371)	18	(6,353)	921	—	(5,432)
Net income	9,086	41	9,127	5,239	—	14,366
Capital expenditures (3)	107,519	1,462	108,981	373	—	109,354
For the nine months ended September 30 2022:
Operating revenues	$1,167,042	$32,597	$1,199,639	$419	$—	$1,200,058
Resource costs	489,029	3,020	492,049	—	—	492,049
Other operating expenses	289,828	10,882	300,710	4,907	—	305,617
Depreciation and amortization	180,765	8,102	188,867	94	—	188,961
Income (loss) from operations	121,476	9,760	131,236	(4,582)	—	126,654
Interest expense (2)	81,864	4,463	86,327	508	(121)	86,714
Income taxes	(14,728)	1,070	(13,658)	1,980	—	(11,678)
Net income	65,241	4,292	69,533	7,687	—	77,220
Capital expenditures (3)	324,123	7,186	331,309	756	—	332,065
For the nine months ended September 30 2021:
Operating revenues	$974,172	$32,515	$1,006,687	$445	$—	$1,007,132
Resource costs	324,464	2,926	327,390	—	—	327,390
Other operating expenses	257,333	9,900	267,233	3,186	—	270,419
Depreciation and amortization	161,332	7,677	169,009	230	—	169,239
Income (loss) from operations	149,670	11,162	160,832	(2,971)	—	157,861
Interest expense (2)	74,423	4,571	78,994	392	(87)	79,299
Income taxes	4,932	1,819	6,751	2,379	—	9,130
Net income	80,861	4,816	85,677	10,780	—	96,457
Capital expenditures (3)	318,354	4,454	322,808	938	—	323,746
Total Assets:
As of September 30, 2022:	$6,648,603	$266,907	$6,915,510	$149,077	$(8,788)	$7,055,799
As of December 31, 2021:	$6,458,244	$265,422	$6,723,666	$132,158	$(2,241)	$6,853,583
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of September 30, 2022, the related condensed consolidated statements of income (loss), comprehensive income (loss), and equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

October 31, 2022

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

Business Segments

Our business segments have not changed during the nine months ended September 30, 2022. See the 2021 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net (loss) income for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Avista Utilities	$(5,987)	$9,086	$65,241	$80,861
AEL&P	228	41	4,292	4,816
Other	(39)	5,239	7,687	10,780
Net (loss) income	$(5,798)	$14,366	$77,220	$96,457

Executive Overview

Overall Results

Net income for the three months ended September 30, 2022 decreased compared to the three months ended September 30, 2021, primarily due to the net loss at Avista Utilities. The net loss at Avista Utilities is primarily due to increased operating costs, depreciation, and interest expense during the period. These increased expenses were partially offset by higher utility margin. Net income at our other businesses for the three months ended September 30, 2022 also decreased compared to the three months ended September 30, 2021, primarily due to decreased investment gains.

Net income for the nine months ended September 30, 2022 decreased compared to the nine months ended September 30, 2021 primarily due to increased operating costs, depreciation, and interest expense. These increased expenses were partially offset by increased utility margin. Net income at our other businesses for the nine months ended September 30, 2022 also decreased compared to the nine months ended September 30, 2021, primarily due to decreased investment gains.

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

Inflation

We are experiencing inflationary pressures in multiple areas of our business. Most notably, higher power and natural gas costs have impacted utility margin, labor and benefits costs have increased, and higher gasoline and diesel costs have increased the cost to

AVISTA CORPORATION

operate our vehicle fleet. We cannot estimate how long inflation will continue to increase or remain at elevated levels. However, we are working to mitigate these pressures by monitoring the power and natural gas markets and following our various hedging and risk mitigation plans. We also have our Jackson Prairie natural gas storage facility which we use to optimize our system and limit our exposure to high natural gas prices. While we have various regulatory recovery mechanisms for our power and natural gas costs and we expect to ultimately recover these costs (subject to Company/customer sharing bands within the ERM, PCA and Oregon PGA), there will be a delay between the initial purchase of the commodities and recovery of these costs. To mitigate this timing delay, in April 2022, we filed out-of-cycle PGA commodity rate updates in Washington and Idaho which were approved effective July 1, 2022.

In addition to the above, our cost of debt has increased due to higher interest rates than those approved in our most recent general rate cases.

Regulatory Lag

We continue to experience regulatory lag and expect this to persist due to our investments in utility infrastructure. We believe the 2022 Washington general rate case settlement should reduce some regulatory lag and lead to earned returns closer to those authorized starting in 2023. We expect additional headwinds in 2023 and 2024 due to higher inflation and interest rates that will be addressed in future rate cases. See "Regulatory Matters" for additional discussion of the general rate cases.

Climate Change

There is a trend of increasing average temperatures that has had, and may continue to have, various significant direct and indirect impacts on our business. Direct impacts include, without limitation, variations in the amount and timing of energy demand throughout the year, variations in the level and timing of precipitation throughout the year and the impact on the availability of hydroelectric resources at times of peak demand. Indirect impacts include, without limitation, federal, state and local legislation or regulation (in effect and proposed) that limits (or eliminates) the use of fossil-fuel for electric generation, as well as the use of natural gas for heating in residential and commercial buildings. In April 2022, the Washington State Building Code approved a revised energy code that requires most new commercial buildings and large multifamily buildings to install all-electric space heating effective in July 2023. However, an amendment to the code does allow for natural gas to supplement electric heat pumps.

For additional information regarding climate change, recent effects of climate change on our operations and results of operations and legislation and regulation designed to mitigate climate change, see the 2021 Form 10-K. See also the discussion of wildfires below.

Wildfires and Wildfire Resiliency Plan

There have been a number of wildfires in our service territory most of which have involved, individually or in combination, high drought conditions, unusually high temperatures and/or unusually high winds.

We are implementing additional measures to enhance our ability to mitigate the potential for, and impact of, wildfires within our service territories. Our 10-year Wildfire Resiliency Plan includes improved defense strategies and operating practices for a more resilient and safe system. We expect to spend approximately $330 million implementing the plan components over the life of the 10-year plan. The IPUC and WUTC approved deferral of certain costs of the wildfire resiliency plan and we plan to seek recovery in future rate filings.

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

Avista Utilities

Washington General Rate Cases

2020 General Rate Cases

In September 2021, the WUTC issued an order which approved a partial multi-party settlement agreement and resolved all other remaining issues. The approved rates were designed to increase annual base electric revenues by $13.6 million, or 2.6 percent of base revenues, and annual natural gas base revenues by $8.1 million, or 7.7 percent of base revenues, effective October 1, 2021. The revenue increases were based on a 9.4 percent ROE with a common equity ratio of 48.5 percent and a ROR of 7.12 percent.

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

The settlement includes, among other things, agreement on electric and natural gas revenue increases for both years of the multi-year rate plan.

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

In July, Public Counsel filed testimony in opposition to portions of the settlement. In particular, Public Counsel made a number of adjustments to the Company’s originally-filed general rate request, and with those adjustments supports an increase in annual electric revenues of $0.4 million, effective in December 2022, and $2.8 million, effective in December 2023. For natural gas, Public Counsel supports an annual increase in revenues of $1.7 million, effective in December 2022, and $0.2 million, effective in December 2023. We filed rebuttal testimony in August 2022, along with the other settling parties, and will continue to vigorously defend the settlement agreement. The evidentiary hearing was held in September 2022. A final ruling is expected by December 2022.

These general rate cases require a subsequent review of capital projects included in rates and a refund of revenues related to imprudent expenditures or those that are not used and useful.

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

Idaho General Rate Cases

2021 General Rate Cases

In September 2021, the IPUC approved the all-party settlement agreement designed to increase annual base electric revenues by $10.6 million, or 4.3 percent of base revenues, effective September 1, 2021, and $8.0 million, or 3.1 percent of base revenues, effective September 1, 2022. For natural gas, the proposed rates under the settlement agreement were designed to decrease annual base revenues by $1.6 million, or 3.7 percent of base revenues, effective September 1, 2021, and increase annual base revenues by $0.9 million, or 2.2 percent of base revenues, effective September 1, 2022. The parties agreed to use the tax customer credits, related to flow through of certain tax items, included in our original filing to offset overall proposed changes to electric and natural gas rates over the two-year plan.

The settlement was based on a 9.4 percent ROE with a common equity ratio of 50 percent and a ROR of 7.05 percent.

2023 General Rate Cases

We expect to file electric and natural gas general rate cases with IPUC in the first quarter of 2023.

AVISTA CORPORATION

Oregon General Rate Cases

2021 General Rate Case

In January 2022, a partial settlement stipulation addressing cost of capital issues was filed with the OPUC in our natural gas general rate case filed in October 2021. The parties agreed to an overall ROR of 7.05 percent based on a 50 percent common equity ratio and ROE of 9.4 percent.

In March 2022, a second settlement stipulation was filed with the OPUC that addressed and resolved all other remaining issues, and was subsequently approved by the OPUC. The approval resulted in an overall revenue increase of $1.6 million, effective August 22, 2022. The agreement is a “black box”, with the only component of the revenue requirement explicitly stated being the previously-agreed upon cost of capital. The parties also agreed that certain tax customer credits and state income tax credits of approximately $3.0 million would be passed through to customers to mitigate the base revenue increase.

2023 General Rate Case

We expect to file our natural gas general rate case with OPUC in the first half of 2023.

AEL&P

Alaska General Rate Case

In July 2022, AEL&P filed an electric general rate case with the Regulatory Commission of Alaska (RCA). AEL&P received approval in August 2022 for an interim base rate increase of 4.5 percent (designed to increase annual electric revenues by $1.6 million), which took effect in September 2022. AEL&P also requested a permanent base rate increase of an additional 4.5 percent (designed to increase annual electric revenues by $1.6 million), which, if approved, could take effect in October 2023. The proposed revenue increase request is based on a 13.45 percent ROE with a common equity ratio of 60.7 percent and a ROR of 10.0 percent.

The RCA must rule on permanent rate increases within 450 days (approximately 15 months) from the date of filing.

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were assets of $38.7 million and $21.0 million as of September 30, 2022 and December 31, 2021, respectively. In April 2022, we filed out-of-cycle Washington and Idaho PGAs to update the commodity rates to current natural gas market prices. These rates were approved, and were effective on July 1, 2022. We filed traditional PGAs in Washington, Idaho and Oregon during the third quarter of 2022, with new rates effective November 1, 2022.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for our Washington customers. See the 2021 Form 10-K for a full discussion of the mechanics of the ERM and the various customer/Company sharing bands. Total net deferred power costs under the ERM were liabilities of $1.5 million and $11.9 million as of September 30, 2022 and December 31, 2021, respectively. These deferred power cost balances represent amounts due to customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers.

We have a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $3.6

AVISTA CORPORATION

million and $10.8 million as of September 30, 2022 and December 31, 2021, respectively. These deferred power cost balances represent amounts due from customers.

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

Total net cumulative decoupling deferrals among all jurisdictions were regulatory liabilities of $13.2 million as of September 30, 2022 and regulatory assets of $15.2 million as of December 31, 2021. Decoupling assets represent amounts due from customers and liabilities represent amounts due to customers.

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

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The following graph shows the total change in net income for the third quarter of 2022 compared to the third quarter of 2021, as well as the various factors that caused such change (dollars in millions):

AVISTA CORPORATION

Utility revenues increased at Avista Utilities when compared to the third quarter of 2021. This was primarily due to increased electric and natural gas wholesale revenues associated with increased sale prices, as well as increased sales of fuel, due to increased opportunities for resource optimization activities. Retail electric and natural gas revenues also increased due to increased rates and increased electric usage.

Utility resource costs increased at Avista Utilities due to increased fuel for generation and natural gas purchased (mainly due to higher natural gas market prices).

Utility operating expenses increased when compared to the third quarter of 2021, primarily due to increased labor and benefit costs, insurance expenses, and outside service expenses associated with inflation. See the "Executive Overview" for further discussion of inflation.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax expense increased primarily due to the timing of recognition of income taxes in 2021 related to a change in tax methodology due to our completed Idaho and Washington general rate cases which allowed for flow through treatment for certain tax items. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

Interest expense increased due to higher interest rates associated with inflation. See the "Executive Overview" for further discussion of inflation.

The decrease in other was primarily related to decreased investment gains associated with our other businesses.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following graph shows the total change in net income for the first three quarters of 2022 compared to the first three quarters of 2021, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities primarily due to higher natural gas PGA rates, higher electric and natural gas customer usage due to weather, and retail customer growth for both electric and natural gas. In addition, electric and natural gas wholesale sales increased due to an increase in sales prices, as well as increased wholesale electric volumes.

AVISTA CORPORATION

Utility resource costs increased at Avista Utilities due to increased fuel for generation and natural gas purchased (mainly due to higher natural gas market prices).

Utility operating expenses increased primarily due to increased labor and benefits costs, insurance costs, and outside service expenses associated with inflation. See the "Executive Overview" for further discussion of inflation.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax expense decreased primarily due to the recognition of income taxes related to our completed Idaho and Washington general rate cases in late 2021 which allowed for flow through treatment for certain tax items. For the full year 2022, we expect our effective tax rate to be negative 17.8 percent. See “Note 7 of the Notes to Condensed Consolidated Financial Statements” for further details and a reconciliation of our effective tax rate for the first three quarters of 2022.

Interest expense increased due to higher interest rates associated with inflation. See the "Executive Overview" for further discussion of inflation.

The decrease in other was primarily related to an increase in taxes other than income taxes and decreased investment gains associated with our other businesses.

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

AVISTA CORPORATION

Results of Operations - Avista Utilities

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30, 2022 and 2021 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $3.7 million and $9.4 million for the three months ended September 30, 2022 and 2021, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the three months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2022	2021
Current year decoupling deferrals (a)	$(6,548)	$(9,508)
Amortization of prior year decoupling deferrals (b)	(3,431)	(3,667)
Total electric decoupling revenue	$(9,979)	$(13,175)
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

Total electric revenues increased $52.9 million for the third quarter of 2022 as compared to the third quarter of 2021. The primary changes that occurred during the period were as follows:

•
a $4.0 million increase in retail electric revenue due to an increase in MWhs sold (increased revenues by $2.3 million) and an increase in retail rates (increased revenues by $1.7 million).
o
The increase in total retail MWhs sold was primarily the result of an increase in use by commercial and industrial customers due to weather that was warmer than the prior year (increasing cooling load). This was partially offset by a slight decrease in use by residential customers. Cooling degree days in Spokane were 10 percent above the prior year and 51 percent above normal.
o
Retail rates increased primarily from rate changes which do not have an impact on utility margin, such as the low income rate assistance program and the ERM and PCA amortization rates.
•
a $31.4 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $16.6 million) and an increase in sales volumes (increased revenues $14.8 million). The fluctuation of volumes was due to increased generation, which allowed us additional opportunity to optimize our generation assets. In addition, we joined the EIM during March 2022 which led to an increase in wholesale sales.
•
a $13.9 million increase in sales of fuel as part of thermal generation resource optimization activities.
•
a $3.2 million increase in electric decoupling revenue, resulting from decreased rebates in 2022 resulting from lower usage from residential customers.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended September 30, 2022 and 2021 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $18.2 million and $16.3 million for the three months ended September 30, 2022 and 2021, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the three months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2022	2021
Current year decoupling deferrals (a)	$4,201	$2,458
Amortization of prior year decoupling deferrals (b)	(71)	218
Total natural gas decoupling revenue	$4,130	$2,676
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

Total natural gas revenues increased $6.3 million for the third quarter of 2022 as compared to the third quarter of 2021. The primary changes that occurred during the period were as follows:

•
a $4.1 million increase in natural gas retail revenues (including industrial, which is included in other) due to higher retail rates (increased revenues $6.3 million), partially offset by lower sales volumes (decreased revenues $2.2 million).
o
Retail rates increased mainly due to PGA rate increases in all jurisdictions (which do not impact utility margin).
o
Retail natural gas sales volumes decreased primarily due to lower residential and commercial usage, due to warmer weather (decreasing heating load), partially offset by residential customer growth. Compared to the third quarter of 2021, residential use per customer decreased 8 percent, and commercial use per customer decreased 4 percent. Heating degree days in Spokane were 56 percent below the prior year and 62 percent below normal. Heating degree days in Medford were 59 percent below the prior year and 64 percent below normal.
•
a $0.5 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $7.5 million), partially offset by a decrease in volumes of gas sold in the wholesale market (decreased revenues $7.0 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $1.5 million increase in natural gas decoupling revenue primarily due to higher surcharge to residential customers in the third quarter of 2022 due to lower than normal usage.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended September 30, 2022 and 2021:

	Electric Customers		Natural Gas Customers
	2022	2021	2022	2021
Residential	361,875	356,846	336,916	332,403
Commercial	44,546	44,117	36,700	36,329
Interruptible	—	—	44	44
Industrial	1,189	1,204	189	191
Public street and highway lighting	685	680	—	—
Total retail customers	408,295	402,847	373,849	368,967

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the three months ended September 30, 2022 and 2021 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $18.2 million and $16.3 million for the three months ended September 30, 2022 and 2021, respectively.

Total electric resource costs increased $37.1 million for the third quarter of 2022 as compared to the third quarter of 2021. The primary changes that occurred during the period were as follows:

•
a $2.8 million increase in power purchased due to an increase in the volume of power purchases (increased costs $3.7 million), partially offset by a decrease in wholesale prices (decreased costs $0.9 million). The change in volumes was primarily the result of changes in the availability of opportunities to optimize our generation assets as compared to the prior year (including increased availability of hydroelectric generation) as well as fluctuations in customer loads.
•
a $17.7 million increase in fuel for generation primarily related to higher natural gas fuel prices in the third quarter of 2022 as compared to 2021.
•
a $8.8 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel is sold either physically or through a derivative instrument, that revenue is included in sales of fuel.
•
a $7.8 million increase in other electric resource costs, primarily related to an increase in the amortization of previously deferred power supply costs.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $3.7 million and $9.4 million for the three months ended September 30, 2022 and 2021, respectively.

Total natural gas resource costs increased $4.5 million for the third quarter of 2022 as compared to the third quarter of 2021 primarily due to the following:

•
a $4.0 million decrease in natural gas purchased due to a decrease in volumes (decreased costs $7.6 million), partially offset by an increase in the price of natural gas (increased costs $3.6 million).
•
a $8.5 million increase from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues	$301,003	$248,110	$70,553	$64,299	$(21,901)	$(25,657)	$349,655	$286,752
Resource costs	126,962	89,894	41,323	36,872	(21,901)	(25,657)	146,384	101,109
Utility margin	$174,041	$158,216	$29,230	$27,427	$—	$—	$203,271	$185,643

Electric utility margin increased $15.8 million and natural gas utility margin increased $1.8 million.

Electric utility margin increased primarily due to the impacts of general rate cases, as well as customer growth.

In the third quarter of 2022, we had a $4.5 million pre-tax expense under the ERM in Washington, compared to a $3.8 million pre-tax expense for the third quarter of 2021.

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

AVISTA CORPORATION

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30, 2022 and 2021 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $8.1 million and $21.9 million for the nine months ended September 30, 2022 and 2021, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the nine months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2022	2021
Current year decoupling deferrals (a)	$(14,644)	$(9,947)
Amortization of prior year decoupling deferrals (b)	(9,316)	(10,461)
Total electric decoupling revenue	$(23,960)	$(20,408)
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

Total electric revenues increased $116.9 million for the first three quarters of 2022 as compared to the first three quarters of 2021. The primary changes that occurred during the period were as follows:

•
a $18.4 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $10.3 million) and an increase in MWhs sold (increased revenues by $8.1 million).
o
The increase in total retail MWhs sold was primarily the result of residential customer growth, as well as increased residential customer use in the first quarter due to weather that was colder than the prior year. This increased usage early in the year was partially offset by decreased usage in the summer months as the weather was cooler than the prior year. Compared to the first three quarters of 2021, residential electric use per customer increased 1 percent. This increase was partially offset by a decrease in commercial use per customer, which decreased 1 percent during the same period. Heating degree days in Spokane were 11 percent above the prior year and 2 percent above normal. Cooling degree days in Spokane were 20 percent below the prior year and 34 percent above normal.
o
Retail rates increased primarily due to rate changes which do not have an impact on utility margin, such as the low income rate assistance program and the ERM and PCA amortization rates.
•
a $68.2 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $35.1 million) and an increase in sales volumes (increased revenues $33.1 million). The change in volumes was due to increased hydroelectric generation and plant availability compared to the prior year which allowed us additional opportunity to optimize our generation assets. In addition, we joined the EIM during March 2022 which led to an increase in wholesale sales.
•
a $30.2 million increase in sales of fuel as part of thermal generation resource optimization activities.
•
a $3.6 million decrease in electric decoupling revenue. The rebates in 2022 resulted from higher than normal usage from residential customers primarily in the first quarter due to colder weather.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the nine months ended September 30, 2022 and 2021 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $39.4 million and $42.8 million for the nine months ended September 30, 2022 and 2021, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility natural gas operating revenues for the nine months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2022	2021
Current year decoupling deferrals (a)	$(3,704)	$5,348
Amortization of prior year decoupling deferrals (b)	(755)	1,991
Total natural gas decoupling revenue	$(4,459)	$7,339
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

Total natural gas revenues increased $58.8 million for the first three quarters of 2022 as compared to the first three quarters of 2021. The primary changes that occurred during the period were as follows:

•
a $54.9 million increase in natural gas retail revenues (including industrial, which is included in other) due to higher retail rates (increased revenues $34.8 million), and higher sales volumes (increased revenues $20.1 million).
o
Retail rates increased mainly due to PGA rate increases in all jurisdictions (which do not impact utility margin).
o
Retail natural gas sales increased primarily due to higher residential and commercial usage increasing heating load due to colder weather, as well as residential and commercial customer growth. Compared to the first three quarters of 2021, residential use per customer increased 7 percent, and Commercial use per customer increased 9 percent. Heating degree days in Spokane were 11 percent above the prior year and 2 percent above normal. Heating degree days in Medford were 13 percent above the prior year and 6 percent above normal.
•
a $16.0 million increase in wholesale natural gas revenues due to an increase in sales prices (increased revenues $42.7 million), partially offset by a decrease in volumes of gas sold in the wholesale market (decreased revenues $26.7 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $11.8 million decrease in natural gas decoupling revenue primarily due to higher rebates to residential customers in the first three quarters of 2022 resulting from higher than normal usage. In addition, we were able to recognize decoupling amounts related to 2021 that we were unable to recognize during the prior year due to our inability to collect them within 24 months.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the nine months ended September 30, 2022 and 2021:

	Electric Customers		Natural Gas Customers
	2022	2021	2022	2021
Residential	360,947	355,613	336,479	331,441
Commercial	44,513	44,064	36,732	36,425
Interruptible	—	—	44	42
Industrial	1,194	1,208	189	191
Public street and highway lighting	679	664	—	—
Total retail customers	407,333	401,549	373,444	368,099

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the nine months ended September 30, 2022 and 2021 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $39.4 million and $42.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Total electric resource costs increased $95.4 million for the first three quarters of 2022 as compared to the first three quarters of 2021. The primary changes that occurred during the period were as follows:

•
a $1.8 million increase in power purchased due to an increase in wholesale prices (increased costs $1.3 million) and an increase in volume of power purchases (increased costs $0.5 million).
•
a $46.2 million increase in fuel for generation primarily related to higher natural gas fuel prices and increased thermal generation.
•
a $24.0 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but were later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel is sold either physically or through a derivative instrument, that revenue is included in sales of fuel.
•
a $23.4 million increase in other electric resource costs, primarily related to an increase in the amortization of previously deferred power supply costs.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $8.1 million and $21.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Total natural gas resource costs increased $51.9 million for the first three quarters of 2022 as compared to the first three quarters of 2021 primarily due to the following:

•
a $54.4 million increase in natural gas purchased due to an increase in the purchase price of natural gas (increased costs $73.0 million), partially offset by a decrease in volumes (decreased costs $18.6 million).
•
a $2.4 million decrease from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues	$850,561	$733,709	$363,984	$305,165	$(47,503)	$(64,702)	$1,167,042	$974,172
Resource costs	334,481	239,050	202,051	150,116	(47,503)	(64,702)	489,029	324,464
Utility margin	$516,080	$494,659	$161,933	$155,049	$—	$—	$678,013	$649,708

Electric utility margin increased $21.4 million and natural gas utility margin increased $6.9 million.

Electric utility margin increased primarily due to the impacts of general rate cases, as well as customer growth.

In the nine months ended September 30, 2022, we had a $7.3 million pre-tax expense under the ERM in Washington, compared to a $7.1 million pre-tax expense for the nine months ended September 30, 2021.

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

AVISTA CORPORATION

Results of Operations - Alaska Electric Light and Power Company

Net income for AEL&P was $0.2 million for the three months ended September 30, 2022 and less than $0.1 million for the three months ended September 30, 2021. Net income was $4.3 million for the nine months ended September 30, 2022 and $4.8 million for the nine months ended September 30, 2021.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating revenues	$9,637	$9,147	$32,597	$32,515
Resource costs	1,400	1,024	3,020	2,926
Utility margin	$8,237	$8,123	$29,577	$29,589

Utility margin for the nine months ended September 30 decreased slightly from 2021, primarily due to increased resource costs. In addition to decreased utility margin, AEL&P also had an increase in operating expenses in 2022 compared to 2021, resulting in lower net income.

Results of Operations - Other Businesses

Our other businesses had a net loss of less than $0.1 million for the three months ended September 30, 2022 compared to net income of $5.2 million for the three months ended September 30, 2021. Net income was $7.7 million for the nine months ended September 30, 2022, compared to net income of $10.8 million for the nine months ended September 30, 2021.

The decrease in net income primarily relates to higher investment gains during 2021 as compared to 2022. See "Note 11 of the Notes to the Consolidated Financial Statements" for further discussion.

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

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the nine months ended September 30, 2022. See the 2021 Form 10-K for further discussion.

In March 2022, we issued $400.0 million of first mortgage bonds with the proceeds being used to repay the outstanding balance under our committed line of credit. In April 2022, the remainder of the proceeds, as well as borrowings on the committed line of credit were used to repay $250.0 million of maturing long-term debt.

As of September 30, 2022, we had $101.7 million of available liquidity under the Avista Corp. committed line of credit and $25.0 million under the AEL&P committed line of credit. During the fourth quarter of 2022, we expect to enter into a short-term credit facility for up to $50 million to provide additional liquidity. With our $400.0 million credit facility that expires in June 2026 and AEL&P's $25.0 million credit facility that expires in November 2024, together with the expected issuances of common stock and debt within the next year, we believe that we have adequate liquidity to meet our needs for the next 12 months.

AVISTA CORPORATION

Review of Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $210.4 million for the nine months ended September 30, 2022, compared to $228.9 million for the nine months ended September 30, 2021. The decrease is primarily due changes in certain current assets and liabilities, which increased cash provided by operating activities by $2.2 million in the nine months ended September 30, 2022 compared to increasing cash provided by operating activities by $21.4 million in the nine months ended September 30, 2021.

Investing Activities

Net cash used in investing activities was $340.3 million for the nine months ended September 30, 2022, compared to $326.9 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we paid $331.3 million for utility capital expenditures compared to $322.8 million for the nine months ended September 30, 2021. Additionally, during the first three quarters of 2021, $8.3 million was received from the sale of investments, compared to $1.0 million during the first three quarters of 2022.

Financing Activities

Net cash provided by financing activities was $122.1 million for the nine months ended September 30, 2022, compared to $103.0 million for the nine months ended September 30, 2021. In the nine months ended September 30, 2022, we issued $400.0 million of long-term debt and we used a portion of those proceeds to repay $250.0 million of maturing long-term debt in April 2022. This compared to $70.0 million of issued long-term debt in the first three quarters of 2021. We also decreased our short-term borrowings by $16.0 million in the nine months ended September 30, 2022, whereas for the nine months ended September 30, 2021 we increased short-term borrowings by $66.0 million. In addition, we issued $93.0 million of common stock in 2022, compared to $61.3 million in 2021.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$21,031	0.4%	$257,386	5.4%
Short-term borrowings	268,000	5.4%	284,000	6.0%
Long-term debt to affiliated trusts	51,547	1.0%	51,547	1.1%
Long-term debt and leases	2,391,808	48.2%	2,010,168	42.2%
Total debt	2,732,386	55.0%	2,603,101	54.7%
Total shareholders’ equity	2,234,849	45.0%	2,154,744	45.3%
Total	$4,967,235	100.0%	$4,757,845	100.0%

Our shareholders’ equity increased $80.1 million during the first three quarters of 2022 primarily due to net income and the issuance of common stock, which was partially offset by dividends paid.

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

AVISTA CORPORATION

The Avista Corp. credit facility contains customary covenants, including a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at the end of any fiscal quarter, and customary events of default, including a Change in Control (as defined in the agreement). As of September 30, 2022, we were in compliance with this covenant with a ratio of 55.0 percent.

AEL&P has a $25.0 million committed line of credit that expires in November 2024. As of September 30, 2022, there were no borrowings or letters of credit outstanding under this committed line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2022, AEL&P was in compliance with this covenant with a ratio of 50.5 percent.

Balances outstanding and interest rates of borrowings under Avista Corp.'s committed line of credit were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2022	2021
Borrowings outstanding at end of period	$268,000	$269,000
Letters of credit outstanding at end of period (1)	$30,288	$25,618
Maximum borrowings outstanding during the period	$292,000	$338,000
Average borrowings outstanding during the period	$175,672	$190,641
Average interest rate on borrowings during the period	2.13%	1.15%
Average interest rate on borrowings at end of period	3.85%	1.09%
(1)
Letters of credit represent off balance sheet obligations.

As of September 30, 2022, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

Liquidity Expectations

During the first quarter of 2022, we issued $400 million of long-term debt. In the fourth quarter of 2022, we expect to enter into a short-term credit facility for up to $50 million to provide additional liquidity. We expect to issue $135 million of common stock (including $93.0 million of common stock issued during the nine months ended September 30, 2022). The debt and equity issuances for 2022 are to repay $250 million of long-term debt which matured in April 2022 and fund capital expenditures.

After considering the expected issuances of long-term debt and common stock during 2022, we expect net cash flows from operations, together with cash available under our committed lines of credit to provide adequate resources to fund capital expenditures, dividends, operating expenses and other cash requirements.

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. We expect Avista Utilities capital expenditures to be $475 million per year in 2022 through 2024. See the 2021 Form 10-K for further information on our expected capital expenditures.

Pension Plan

Avista Utilities

In the nine months ended September 30, 2022 we contributed $42.0 million to the pension plan, fulfilling our expected contributions for 2022. We expect to contribute a total of $40.0 million to the pension plan in the period 2023 through 2026, with an annual contribution of $10.0 million from 2023 to 2026.

The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including changes to the fair value of pension plan assets, changes in actuarial assumptions (in particular the discount rate

AVISTA CORPORATION

used in determining the benefit obligation), or changes in federal legislation. We may change our pension plan contributions in the future depending on changes to any variables, including those listed above.

See "Note 6 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding the pension plan.

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the nine months ended September 30, 2022 except as follows:

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

Washington Climate Commitment Act

In 2021, the Washington legislature passed the Climate Commitment Act (CCA) which establishes a cap and trade program to reduce greenhouse gas emissions and achieve the greenhouse gas limits previously established under state law. The CCA directs the Washington Department of Ecology (Ecology) to develop regulations implementing the cap and trade program and related efforts. Ecology recently issued final rules that become effective November 1, 2022. These rules implement a cap on greenhouse gas emissions, provide mechanisms for the sale and tracking of tradable emissions allowances and establish additional compliance and accountability measures. Our electric and natural gas businesses will be impacted by these regulations. The CCA is intended to be consistent with CETA for electric utilities covered by both rules and is not intended to create a secondary financial burden in addition to the costs of complying with CETA. We are continuing to evaluate the impact of these rules on our operations and costs of providing service.

Inflation Reduction Act (IRA)

The IRA was signed into law in August 2022. Among the provisions included in the act are a new corporate alternative minimum tax, which is applicable to corporations with average adjusted financial statement income over a three-year period in excess of $1 billion, as well as tax incentives for clean energy. We do not expect the corporate alternative minimum tax to impact our results. The tax incentives for clean energy could result in potential opportunities, however we cannot reasonably estimate the future impact.

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

AVISTA CORPORATION

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

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2021 Form 10-K and have not materially changed during the nine months ended September 30, 2022. See the 2021 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the nine months ended September 30, 2022. Refer to the 2021 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2021.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and have established a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of September 30, 2022 and December 31, 2021 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2021 Form 10-K for further information. As of September 30, 2022, we had interest rate swap derivatives outstanding with a notional amount totaling $40.0 million and we had no cash deposited as collateral and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at September 30, 2022, we would not be required to post additional collateral because all of our outstanding interest rate swap were in asset positions at that time.

As of September 30, 2022, we had cash deposited as collateral of $59.9 million and letters of credit of $26.0 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2021 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2022 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

September 30, 2022
Additional collateral taking into account contractual thresholds	$6,406
Additional collateral without contractual thresholds	11,316

AVISTA CORPORATION

Energy Commodity Risk

Our energy commodity risks have not materially changed during the nine months ended September 30, 2022. See the 2021 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2022 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2025.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2022	$314	$—	$131	$(2,182)	$(288)	$(461)	$(971)	$(713)
2023	—	—	790	8,269	918	(8,410)	(2,091)	(4,632)
2024	—	—	340	673	—	—	(2,261)	(592)
2025	—	—	195	(60)	—	—	(1,537)	(2)

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have

AVISTA CORPORATION

concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2022.

There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

AVISTA CORPORATION
(Registrant)

Date:	October 31, 2022	/s/ Mark T. Thies
Mark T. Thies
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)