Form 10-K
period 2022-12-31
AVISTA CORP
filed 2023-02-22
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the Registrant’s outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $3,175,189,328 based on the last reported sale price thereof on the consolidated tape on June 30, 2022.

As of January 31, 2023, 75,030,135 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

Documents Incorporated By Reference

Document	Part of Form 10-K into Which Document is Incorporated

Proxy Statement to be filed in connection with the annual meeting of shareholders to be held on May 11, 2023.

Prior to such filing, the Proxy Statement was filed in connection with the annual meeting of shareholders held on May 12, 2022.

Part III, Items 10, 11, 12, 13 and 14

AVISTA CORPORATION

i

AVISTA CORPORATION

AVISTA CORPORATION

* = not an applicable item in the 2022 calendar year for Avista Corp.

AVISTA CORPORATION

ACRONYMS AND TERMS

(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
aMW	-	Average Megawatt - a measure of the average rate at which a particular generating source produces energy over a period of time
AEL&P	-	Alaska Electric Light and Power Company, the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska
AERC	-	Alaska Energy and Resources Company, the Company's wholly-owned subsidiary based in Juneau, Alaska
AFUDC	-	Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
ASC	-	Accounting Standards Codification
Avista Capital	-	Parent company to the Company’s non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC.
Avista Corp.	-	Avista Corporation, the Company
Avista Utilities	-	Operating division of Avista Corp. (not a subsidiary) comprising the regulated utility operations in Washington, Idaho, Oregon and Montana
BPA	-	Bonneville Power Administration
Capacity	-	The rate at which a particular generating source is capable of producing energy, measured in KW or MW
Cabinet Gorge	-	The Cabinet Gorge Hydroelectric Generating Project, located on the Clark Fork River in Idaho
CCRs	-	Coal Combustion Residuals, also termed coal combustion byproducts or coal ash
CEIP	-	Clean Energy Implementation Plan, Washington
CETA	-	Clean Energy Transformation Act, Washington
CPP	-	Climate Protection Program, Oregon
Colstrip	-	The coal-fired Colstrip Generating Plant in southeastern Montana
Cooling degree days	-

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
•
severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, earthquakes, extreme temperature events, snow and ice storms that could disrupt energy generation, transmission and distribution, as well as the availability and costs of fuel, materials, equipment, supplies and support services;

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
•
pandemics, which could disrupt our business, as well as the global, national and local economy, resulting in a decline in customer demand, deterioration in the creditworthiness of our customers, increases in operating and capital costs, workforce shortages, losses or disruptions in our workforce due to vaccine mandates, delays in capital projects, disruption in supply chains, and disruption, weakness and volatility in capital markets. In addition, any of these factors could negatively impact our liquidity and limit our access to capital, among other implications;
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

Climate Change Risk

•
increasing frequency and intensity of severe weather or natural disasters resulting from climate change, that could disrupt energy generation, transmission and distribution, as well as the availability and costs of fuel, materials, equipment, supplies and support services;
•
change in the use, availability or abundancy of water resources and/or rights needed for operation of our hydroelectric facilities, including impacts resulting from climate change;

AVISTA CORPORATION

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
•
volatility in energy commodity markets that affect our ability to effectively hedge energy commodity risks, including cash flow impacts and requirements for collateral;
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

As of December 31, 2022, we have two reportable business segments as follows:

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

Total Avista Corp. shareholders’ equity was $2.3 billion as of December 31, 2022, which includes a $149.9 million investment in Avista Capital and a $110.9 million investment in AERC.

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

Equity, Inclusion and Diversity

We strive to create a workplace culture that values trust and respect. Our culture guides our overall commitment to doing what is right, offering all employees the opportunity to enrich their lives and careers through challenging and meaningful work in an equal opportunity workplace surrounded by a supportive and inclusive environment. Foundational to this culture is active

AVISTA CORPORATION

engagement with and listening to our employees, customers and communities in order to help measure and inform our equity, inclusion, diversity, and racial and social justice practices. Our equity, inclusion, and diversity (EID) initiatives are focused on equity in our systems, employee recruitment, employee training and development, and employee engagement, including participation in employee resource groups. Employee resource groups are voluntary, employee-led groups that foster a diverse and inclusive workplace aligned with our organizational mission, values and goals and business practices. We sponsored four employee resource groups in 2022: Women of Avista, Veterans of Avista, Diversity Awareness, and Connections.

Additional employee-focused EID efforts include active engagement in employment system and practice reviews to uncover and correct systemic inequities and/or barriers for a more fulsome approach to EID. Projects include overhauling and updating all job descriptions ensuring equity among similar positions regardless of the department, a pay equity project and developing a robust inclusive recruiting initiative to address direct recruiting activities and processes, recruiting systems and future workforce pipeline development.

On December 31, 2022, Avista Utilities employed 1,767 with an employee profile of:

	Women	Under-Represented Groups (a)
Bargaining Unit	3%	6%
Non-bargaining Unit	44%	10%
Executives (b)	14%	7%
Overall	30%	9%
(a)
As defined by our Affirmative Action Plan and through employee self-identification.
(b)
Executive is defined as vice president or higher.

Employee data represents all regular full-time and part-time employees, including temporary workers and student interns.

Bargaining Unit employees comprise 36 percent of Avista Utilities’ employees.

People Development, Retention and Attraction

We strive to hire and retain talented people who are innovative and skilled so that we can continue to provide safe, reliable and affordable service to our customers and advance our Company at the same time. Retention of our talented people is a focal strategy addressed through employee engagement efforts and the pay equity project. In 2022, we held our biennial employee experience survey and established an Employee Experience Core Team to prioritize initiatives focusing on enhancing our employee experience.

Continuous learning fosters collaboration and innovation among our employees and is embedded throughout the Company. Development opportunities are created to increase skill strength and prepare our employees at all levels to ensure they have the skills, knowledge and experience to perform today and well into the future. Keeping our workforce equipped to succeed is imperative in order to meet the emerging challenges that lay ahead. We develop training that is relevant, necessary and in demand for our organization. Training is delivered through instructor-led courses, self-service topics, computer-based learning modules, and field-based, hands-on workshop models that cover the range of our operations. Training programs include craft apprenticeship programs, engineering development programs, leadership development, communication skills, cross-functional learning and EID topics. We also provide opportunities for our employees to attend industry events and certification programs, courses or programs offered through energy-related organizations such as the Western Energy Institute, the American Gas Association and the Edison Electric Institute, as well as through our local colleges and universities.

Workplace Safety

Safety is an essential part of our mission. A variety of programs and initiatives are in place to help employees complete their work safely through heightened vigilance, hazard recognition, defensive strategies, lessons learned, human and organizational performance and other tools intended to ensure resilience in varying and unpredictable conditions. We work with our employees to reinforce personal responsibility regarding safety and health, and to implement measures to create and maintain a safe work environment.

AVISTA CORPORATION

Additional Information

Additional information highlighting the Company's commitments to corporate responsibility, including the Company’s commitments to our environment, our people, our customers and communities and ethical governance, is available on the Company’s website at www.avistacorp.com. Material on the Company’s website is not part of this report.

AVISTA UTILITIES

General

At the end of 2022, Avista Utilities supplied retail electric service to approximately 411,000 customers and retail natural gas service to approximately 377,000 customers across its service territory. Avista Utilities' service territory covers 30,000 square miles with a population of 1.7 million. See “Item 2. Properties” for further information on our utility assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Conditions and Utility Load Growth” for information on economic conditions in our service territory.

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

Electric Requirements

Avista Utilities' peak electric native load requirement for 2022 was 1,860 MW, which occurred on December 22, 2022. In 2021, our peak electric native load was 1,889 MW, which occurred during the summer, and in 2020, it was 1,721 MW, which occurred during the summer.

Electric Resources

Avista Utilities has a diverse electric resource mix of Company-owned and contracted hydroelectric, thermal and wind generation facilities, and other contracts for power purchases and exchanges. As of December 31, 2022, Avista Utilities' electric generation resource mix (including contracts for power purchases) was approximately 48 percent hydroelectric, 43 percent thermal and 9 percent other renewables. See “Item 2. Properties” for detailed information on Company-owned generating facilities.

Hydroelectric Resources

Avista Utilities owns and operates Noxon Rapids and Cabinet Gorge on the Clark Fork River and six smaller hydroelectric projects on the Spokane River. Hydroelectric generation is typically our lowest cost source per MWh of electric energy and the availability of hydroelectric generation has a significant effect on total power supply costs. Under normal streamflow and operating conditions, we estimate that we would be able to meet approximately one-half of our total average electric requirements (both retail and long-term wholesale) with the combination of our hydroelectric generation and long-term hydroelectric purchase contracts with certain PUDs in the state of Washington. Our estimate of normal annual hydroelectric generation for 2023 (including resources purchased under long-term hydroelectric contracts with certain PUDs) is 573.5 aMW (or 5.0 million MWhs).

See “Item 2. Properties - Avista Utilities - Generation Properties” for the present generating capabilities of the above hydroelectric resources.

AVISTA CORPORATION

The following graph shows Avista Utilities' hydroelectric generation (in thousands of MWhs) during the year ended December 31:

Hydroelectric Generation
6,000
5,000
4,000
3,000
2,000
1,000
0
(in thousands of MWhs)
5,245
4,787
4,923
2022
2021
2020
Long-term hydroelectric contracts with PUDs
Spokane River Projects
Cabinet Gorge
Noxon Rapids
Normal hydroelectric generation (1)

(1)
“Normal” hydroelectric generation is determined by reference to the effect of upstream dam regulation on median natural water flow. Natural water flow is the flow of the rivers without the influence of dams, whereas regulated water flow takes into account any water flow changes from upstream dams due to releasing or holding back water. The calculation of “normal” varies annually due to the timing of upstream dam regulation throughout the year, as well as changes in PUD contracts.

Thermal Resources

Avista Utilities owns the following thermal generating resources:

•
the combined cycle natural gas-fired CT, known as Coyote Springs 2, located near Boardman, Oregon,
•
a 15 percent interest in Units 3 and 4 of Colstrip, a coal-fired boiler generating facility located in southeastern Montana. We have an agreement with NorthWestern to transfer our ownership at the end of 2025; see “Note 22 of the Notes to Consolidated Financial Statements” for discussion of our Colstrip transaction with NorthWestern,
•
a wood waste-fired boiler generating facility known as the Kettle Falls GS in northeastern Washington,
•
a two-unit natural gas-fired CT generating facility in northeastern Spokane (Northeast CT),
•
a two-unit natural gas-fired CT generating facility in northern Idaho (Rathdrum CT), and
•
two small natural gas-fired generating facilities (Boulder Park GS and Kettle Falls CT).

Coyote Springs 2, which is operated by Portland General Electric Company, is supplied with natural gas under a combination of term contracts and spot market purchases, including transportation agreements with bilateral renewal rights.

Colstrip, which is operated by Talen Montana, is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements. Several of the co-owners of Colstrip, including us, have a coal contract that runs through December

AVISTA CORPORATION

31, 2025. See “Item 7. Management's Discussion and Analysis – Colstrip” for discussion regarding environmental and other issues surrounding Colstrip.

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

See “Item 2. Properties - Avista Utilities - Generation Properties” for the present generating capabilities of the above thermal resources.

The Lancaster Plant is a 270 MW natural gas-fired combined cycle combustion turbine plant located in northern Idaho, owned by an unrelated third-party. All of the output from the Lancaster Plant is contracted to us through October 31, 2026 under a PPA. Under the terms of the PPA, we make the dispatch decisions, provide all natural gas fuel and receive all of the electric energy output. Therefore, we consider the Lancaster Plant to be a baseload resource. See “Note 6 of the Notes to Consolidated Financial Statements” for further discussion of this PPA.

The following graph shows Avista Utilities' thermal generation (in thousands of MWhs) during the year ended December 31:

Wind Resources

We have exclusive rights to all the capacity of Palouse Wind, a wind generation project developed, owned and managed by an unrelated third-party and located in Whitman County, Washington. The PPA expires in 2042 and requires us to acquire all of the power and renewable attributes produced by the project at a fixed price per MWh with a fixed escalation of the price over the term of the agreement. The project has a nameplate capacity of 105 MW. Generation from Palouse Wind was 315,410 MWhs in 2022, 360,783 MWhs in 2021 and 370,142 MWhs in 2020. We have an annual option to purchase the wind project, which we have not exercised. The purchase price is a fixed price per KW of in-service capacity with a fixed decline in the price per KW over the remaining 20-year term of the PPA. Under the terms of the PPA, we do not have any input into the day-to-day operation of the project, including maintenance decisions. All such rights are held by the owner.

AVISTA CORPORATION

We have exclusive rights to all of the capacity of Rattlesnake Flat Wind project developed, owned and managed by an unrelated third party and located in Adams County, Washington. The facility has a nameplate capacity of 144 MW. The PPA is a 20-year agreement that began in December 2020 and requires us to acquire all of the power and renewable attributes produced by the project at a fixed price per MWh with a fixed escalation of the price over the term of the agreement. Generation from Rattlesnake Flat Wind was 363,533 MWhs in 2022 and 423,510 MWhs in 2021. Under the terms of the PPA, we do not have any input into the day-to-day operation of the project, including maintenance decisions. All such rights are held by the owner.

Solar Resources

We have exclusive rights to all the capacity of the Lind Solar Farm, a solar generation project developed, owned and managed by an unrelated third-party and located in Lind, Washington. The PPA expires in 2038 and requires us to acquire all the power and renewable attributes produced by the project at a fixed price per MWh. The project has a nameplate capacity of 28 MW. The facility generated 34,809 MWhs in 2022, 43,328 MWhs in 2021, and 45,281 MWhs in 2020. Under the terms of the PPA, we do not have any input into the day-to-day operation of the project, including maintenance decisions. All such rights are held by the owner.

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

See “Avista Utilities Electric Operating Statistics – Electric Operations” below for annual quantities of purchased power, wholesale power sales and power from exchanges in 2022, 2021 and 2020. See “Electric Operations” above for additional information with respect to the use of wholesale purchases and sales as part of our resource optimization process and also see “Future Resource Needs” below for the magnitude of these power purchase and sales contracts in future periods.

Avista Corp. understands that there are many coal-fired electric generating stations throughout the western United States that are scheduled for retirement in the next several years. Depending upon a variety of factors, these retirements could have an impact upon the availability and price of purchased power in, and the dynamics of, the market in which we conduct our wholesale purchases and sales. After December 31, 2025, we are prohibited by Clean Energy Transformation Act (CETA) from using energy produced by coal-fired plants to serve our retail customers in Washington. In order to comply, we entered into an agreement with NorthWestern to transfer our interest in Colstrip at the end of 2025. To the extent necessary, we will obtain energy produced by other resources. See “Item 7. Management's Discussion and Analysis – Environmental Matters and Contingencies – Climate Change – Washington Legislation and Regulatory Actions – Clean Energy Transformation Act” and “Colstrip.”

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

Cabinet Gorge and Noxon Rapids are under one 45-year FERC license expiring in 2046. This license embodies a settlement agreement relating to project operations and resource protection and mitigation efforts over the license term. See “Item 7. Management's Discussion and Analysis – Environmental Issues and Contingencies” for discussion of dissolved atmospheric gas levels that exceed the state of Idaho and federal numeric water quality standards downstream of Cabinet Gorge during

AVISTA CORPORATION

periods when we must divert excess river flows over the spillway, as well as efforts related to bull trout, a threatened species under the Endangered Species Act.

Five of our six hydroelectric projects on the Spokane River (Long Lake, Nine Mile, Upper Falls, Monroe Street and Post Falls) are under one 50-year FERC license expiring in 2059 and are referred to collectively as the Spokane River Project. The license includes numerous natural and cultural resource protection measures that are subject to ongoing regulatory interpretation. The sixth, Little Falls, is operated under separate Congressional authority and is not licensed by the FERC. It is the subject of a 50-year agreement with the Spokane Tribe, signed in 1994.

Future Resource Needs

Avista Utilities has operational strategies to provide sufficient resources to meet our energy requirements under a range of operating conditions. These operational strategies consider the amount of energy needed, which varies widely because of the factors that influence demand over intra-hour, hourly, daily, monthly and annual durations. Our average hourly load was 1,142 aMW in 2022, 1,113 aMW in 2021 and 1,064 aMW in 2020.

The following graph shows our forecast of our average annual energy requirements and our available resources for 2023 through 2026:

(1)
The combined maximum capacity of Boulder Park GS, Kettle Falls CT, Northeast CT and Rathdrum CT is 278 MW, with estimated available energy production as indicated for each year.
(2)
Other contracts for power purchases includes power purchase agreements for solar and wind energy.
(3)
The forecast assumes near normal hydroelectric generation.
(4)
Includes the Lancaster Plant PPA (current PPA through October 31, 2026). Excludes Boulder Park GS, Kettle Falls CT, Northeast CT and Rathdrum CT, as these are considered peaking facilities and are generally not used to meet our base load requirements.

We are required to file an Integrated Resource Plan (IRP) or Washington Progress Report with the WUTC and IPUC every two years. The WUTC and IPUC review the IRP and give the public the opportunity to comment. The WUTC and IPUC do not approve or disapprove of the content in the IRP; rather, they acknowledge that the IRP was prepared in accordance with applicable standards if that is the case. The IRP details projected growth in demand for energy and the new resources needed to

AVISTA CORPORATION

serve customers over the next 20 years. We regard the IRP as a tool for resource evaluation, rather than an acquisition plan for a particular project.

In April 2021, we filed our 2021 Electric IRP with the WUTC and the IPUC. Later that same month, we filed an amended Electric IRP to include the results of the 2020 Renewable Request for Proposal (RFP). We plan to file the 2023 Electric IRP in June 2023.

Highlights of the amended 2021 Electric IRP include the following expectations and/or assumptions:

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
•
Assumes Colstrip will exit the portfolio by 2025 (see “Item 7. Management’s Discussion and Analysis of Financial Condition – Environmental Issues and Contingencies” and “Note 22 of the Notes to Consolidated Financial Statements” for further discussion of Colstrip in relation to the Washington CETA).
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

The resource strategy embodied in the IRP is intended to move us closer to achieving our corporate clean electricity goal to provide customers with 100 percent net clean electricity by 2027. Net clean energy is defined as either 100 percent non-carbon emitting resources or investing in or acquiring carbon offsets to net-out emissions created from carbon emitting resources. The addition of natural gas peaking units in 2027 would require us to purchase carbon offsets to obtain our net clean electricity goal.

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

Request for Proposal for Energy and Capacity

In February 2022, we issued an All-Source Request for Proposal from energy project owners and developers, seeking approximately 196 MWs of winter capacity and 190 MWs of summer capacity. After reviewing the bids received, several projects were selected for further contract negotiations. Contracts already signed include a 23 year PPA for 145 MWs peak from seven irrigation hydro generation projects that will ramp in between 2023 and 2030 and a 30 year PPA for 98 MWs of wind starting in 2026. Negotiations for additional PPAs are on-going.

AVISTA CORPORATION

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

To achieve our clean energy goals, we expect energy storage and other technologies, which are either not currently available or are not cost-effective under the lowest reasonable cost regulatory standard, will advance such that it will allow us to meet our goals while also maintaining reliability and affordability for our customers. If the required technology is not available or not affordable in the future, we may not meet our goals in the desired timeframe. Meeting our clean energy goals may also require accommodation from regulatory agencies insofar as we may need to acquire emission offsets to meet our goals. See the discussion in Item 1 under “Electric Resources” for more information on our existing clean electricity sources and efforts to achieve these goals. See “Item 7. Management’s Discussion and Analysis of Financial Condition – Environmental Issues and Contingencies” for further discussion on clean energy, including applicable regulations.

Wildfire Resiliency Plan

We are implementing additional measures to enhance our ability to mitigate the potential for, and impact of, wildfires within our service territories. Building on prevention and response strategies that have been in place for many years, in 2020 we created a comprehensive 10-year Wildfire Resiliency Plan that includes improved defense strategies and operating practices for a more resilient system. This plan will be periodically updated and informed by observed experience as well as changes in observed landscape and climatic conditions.

We developed the Wildfire Resiliency Plan through a series of internal workshops, industry research and engagement with state and local fire agencies. Improvements to infrastructure and operational practices were identified as key components to the plan. These key components are categorized into the following categories: grid hardening, vegetation management, situational awareness, operations and emergency response, and worker and public safety.

We expect to spend approximately $330 million implementing the plan components over the life of the 10-year plan that began in 2020. The IPUC and WUTC approved deferral of certain costs of the wildfire resiliency plan, and we will seek recovery of those deferred costs in future rate filings.

See “Note 22 of the Notes to Consolidated Financial Statements” for further discussion on wildfires.

Natural Gas Operations

General

Avista Utilities provides natural gas distribution services to retail customers in parts of eastern Washington, northern Idaho, and northeastern and southwestern Oregon.

Market prices for natural gas, like other commodities, can be volatile. Our natural gas procurement strategy is to provide a reliable supply to our customers with some level of price certainty. We procure natural gas from various supply basins and over varying time periods. The resulting portfolio is a diversified mix of forward fixed price purchases, index and spot market purchases, and utilizing physical and financial derivative instruments. We also use natural gas storage to support high demand periods and the procurement of natural gas when prices may be lower. Securing prices throughout the year and even into subsequent years provides a level of price certainty and can mitigate price volatility to customers between years.

Weather is a key component of our natural gas customer load. This load is highly variable and daily natural gas loads can differ significantly from the monthly forecasted load projections. We make continuing projections of our natural gas loads and assess

AVISTA CORPORATION

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

AVISTA CORPORATION

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

We optimize our natural gas storage capacity throughout the year by executing transactions that capture favorable market price spreads. Natural gas buyers identify opportunities to purchase lower cost natural gas in the immediate term to inject into storage, and then sell the gas in a forward market to be withdrawn at a later time. The reverse of this type of transaction also occurs. These transactions lock in incremental value for customers. Jackson Prairie is also used as a variable peaking resource, and to protect from extreme daily price volatility during cold weather or other events affecting the market. See "Executive Level Summary" for discussion on market volatility in December 2022 and the impacts to our business.

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
•
Due to expected carbon legislation at the state levels through a cap and reduce mechanism (Oregon) and a cap and invest mechanism (Washington), we expect our retail natural gas rates to include a carbon price adder in Oregon and Washington, but not in Idaho.
•
Regional supply constraints are beginning to increase in their likelihood causing prices to act in a more volatile fashion. This volatility in pricing paired with supply side resource availability has made our procurement plan an increasingly important piece to manage customer rates, diversity of supply and peak day demand.
•
Liquefied natural gas exports, power generation and exports to Mexico will continue to add demand for natural gas.
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

We are required to file a natural gas IRP every two years and we anticipate our next IRP to be filed in April 2023.

Request for Proposals for Renewable Natural Gas Resources

In October 2022, we issued a Request for Proposals seeking renewable natural gas resources for our customers over the long term to reach aspirational goals to reduce emissions and comply with local regulations. See “Item 7. Management’s Discussion

AVISTA CORPORATION

and Analysis of Financial Condition – Environmental Issues and Contingencies” for further discussion on clean energy, including applicable regulations.

Bids in response to the Request for Proposal were submitted through December 2022. We are evaluating bids.

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

Since Avista Corp. is a “holding company” (in addition to being itself an operating utility), we are also subject to the jurisdiction of the FERC under the Public Utility Holding Company Act of 2005, which imposes certain reporting and record-keeping requirements on Avista Corp. and its subsidiaries. We and our subsidiaries are required to make books and records available to the FERC and the state utility commissions. In addition, upon the request of any jurisdictional state utility commission, the FERC would have the authority to review assignment of costs of non-power goods and administrative services among us and our subsidiaries. The FERC has the authority generally to require that rates subject to its jurisdiction be just and reasonable and in this context would continue to be able to, among other things, review transactions of an affiliated company.

Our rates for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) are generally determined on a “cost of service” basis.

Retail rates are designed to provide an opportunity to recover allowable operating expenses and earn a return of and a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and write-offs as authorized by the utility commissions. Our operating expenses and rate base are allocated or directly assigned to five regulatory jurisdictions: electric in Washington and Idaho, and natural gas in Washington, Idaho and Oregon. In general, requests for new retail rates are made on the basis of revenues, operating expenses and net investment for a test year that ended prior to the date of the request, subject to possible adjustments, which differ among the various jurisdictions, designed to reflect the expected revenues, operating expenses and net investment during the period new retail rates will be in effect. The retail rates approved by the state commissions in a rate proceeding may not provide sufficient revenues to provide recovery of costs and a reasonable return on investment for a number of reasons, including, but not limited to, ongoing capital expenditures and unexpected changes in revenues and expenses following the time new retail rates are requested in the rate proceeding (known as “regulatory lag”), the denial by the commission of recovery, or timely recovery, of certain expenses or investment and the limitation by the commission of the authorized return on investment. In 2021, Washington enacted a multi-year rate plan and performance-based rate making regulations, and our 2022 general rate cases were our first filed under these new regulations. See “Item 7. Management’s Discussion and Analysis – Regulatory Matters – General Rate Cases” for further information.

Our rates for wholesale electric sales and electric transmission services, as well as certain natural gas transportation services, are based on either “cost of service” principles or market-based rates as set forth by the FERC. See “Notes 1, 13 and 23 of the Notes to Consolidated Financial Statements” for additional information about regulation, depreciation and deferred income taxes.

General Rate Cases

Avista Utilities regularly reviews the need for electric and natural gas rate changes in each state in which we provide service. See “Item 7. Management’s Discussion and Analysis – Regulatory Matters – General Rate Cases” for information on general rate case activity.

AVISTA CORPORATION

Power Cost Deferrals

Avista Utilities defers the recognition in the income statement of certain power supply costs that vary from the level currently recovered from our retail customers as authorized by the WUTC and the IPUC. See “Item 7. Management’s Discussion and Analysis – Regulatory Matters – Power Cost Deferrals and Recovery Mechanisms” and “Note 23 of the Notes to Consolidated Financial Statements” for information on power cost deferrals and recovery mechanisms.

Purchased Gas Adjustments (PGA)

Under established regulatory practices in each state, Avista Utilities defers the recognition in the income statement of the natural gas costs that vary from the level currently recovered from our retail customers as authorized by each of our jurisdictions. See “Item 7. Management’s Discussion and Analysis – Regulatory Matters – Purchased Gas Adjustments” and “Note 23 of the Notes to Consolidated Financial Statements” for information on natural gas cost deferrals and recovery mechanisms.

Decoupling Mechanisms

Decoupling (also known as FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of its jurisdictions, Avista Utilities' electric and natural gas revenues are adjusted so as to be based on the number of customers in certain customer rate classes and assumed “normal” usage, rather than being based on actual usage. The difference between revenues based on the number of customers and “normal” sales and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. See “Item 7. Management’s Discussion and Analysis – Regulatory Matters – Decoupling and Earnings Sharing Mechanisms” and “Note 23 of the Notes to Consolidated Financial Statements” for further discussion of these mechanisms.

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

The Company meets its FERC requirements to coordinate transmission planning activities with other regional entities through NorthernGrid. Launched January 1, 2020, NorthernGrid is an association of all major transmission providers throughout the Pacific Northwest and Intermountain West, with facilities in California, Idaho, Montana, Oregon, Utah, Washington and Wyoming. Through its participation in NorthernGrid, the Company is able to meet the regional transmission planning requirements of FERC Order Nos. 890 and 1000, and their follow-on orders. NorthernGrid and its members also work with

AVISTA CORPORATION

other western organizations, including WestConnect and the California Independent System Operator (CAISO), to address broader interregional planning. Neither the costs nor requirements of participating in NorthernGrid’s coordinated transmission planning activities are expected to materially impact the Company’s operations or financial performance.

Regional Energy Markets

The CAISO operates the Western Energy Imbalance Market (EIM) in the western United States. Most investor-owned utilities in the Pacific Northwest are either participants in the Western EIM or plan to integrate into the market in the near future. The Company commenced Western EIM operations in March 2022. The decision to join the Western EIM was based on a number of factors, including the amount of expected variable generating resources the Company will need to integrate within its balancing authority area in the foreseeable future, and the expected costs and benefits associated with joining the Western EIM. The Western EIM, among other things, facilitates regional load balancing by allowing certain generating plants to receive automated dispatch signals from the CAISO in five-minute intervals.

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

Vulnerability to Cyberattack

The energy sector, including electric and natural gas utility companies in the United States and abroad, have become the subject of cyberattacks and ransomware attacks with increased frequency. The Company’s administrative and operating networks are targeted by hackers on a regular basis.

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

The Company continually reinforces and updates its defensive systems and is in compliance with the NERC’s reliability standards. See “Reliability Standards,” “Item 1A. Risk Factors – Cyber and Technology Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management – Cyber and Technology Risks” for further information.

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2022	2021	2020
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$414,823	$394,717	$377,785
Commercial	338,656	326,173	303,972
Industrial	107,740	106,756	103,103
Public street and highway lighting	7,483	7,472	7,303
Total retail	868,702	835,118	792,163
Wholesale	179,316	89,768	77,277
Sales of fuel	84,256	63,673	28,773
Other	46,319	36,288	30,149
Alternative revenue programs	(31,844)	(19,525)	(4,361)
Deferrals and amortizations for rate refunds to customers	74	1,730	3,539
Total electric operating revenues	$1,146,823	$1,007,052	$927,540
ENERGY SALES (Thousands of MWhs):
Residential	4,154	3,955	3,807
Commercial	3,201	3,158	2,995
Industrial	1,699	1,666	1,615
Public street and highway lighting	17	17	18
Total retail	9,071	8,796	8,435
Wholesale	3,094	2,461	2,680
Total electric energy sales	12,165	11,257	11,115
ENERGY RESOURCES (Thousands of MWhs):
Hydro generation (from Company facilities)	3,930	3,598	3,651
Thermal generation (from Company facilities)	4,055	3,635	3,474
Purchased power	5,065	4,954	4,922
Power exchanges	(385)	(398)	(446)
Total power resources	12,665	11,789	11,601
Energy losses and Company use	(500)	(532)	(486)
Total energy resources (net of losses)	12,165	11,257	11,115
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	361,564	356,387	350,669
Commercial	44,550	44,110	43,497
Industrial	1,193	1,205	1,277
Public street and highway lighting	681	666	639
Total electric retail customers	407,988	402,368	396,082
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	11,487	11,098	10,857
Revenue per KWh (in cents)	9.99	9.98	9.92
Annual revenue per customer	$1,147.17	$1,107.55	$1,077.33
AVERAGE HOURLY LOAD (aMW)	1,142	1,113	1,064

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2022	2021	2020
RETAIL NATIVE LOAD at time of system peak (MW):
Winter	1,860	1,696	1,613
Summer	1,810	1,889	1,721
COOLING DEGREE DAYS: (1)
Spokane, WA
Actual	758	946	546
Historical average	568	546	537
% of average	133%	173%	102%
HEATING DEGREE DAYS: (2)
Spokane, WA
Actual	6,811	6,124	6,187
Historical average	6,560	6,596	6,651
% of average	104%	93%	93%

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

AVISTA CORPORATION

AVISTA UTILITIES NATURAL GAS OPERATING STATISTICS

	Years Ended December 31,
	2022	2021	2020
NATURAL GAS OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$284,452	$221,405	$213,612
Commercial	139,923	100,819	94,937
Interruptible	6,474	4,781	4,285
Industrial	3,997	3,015	2,843
Total retail	434,846	330,020	315,677
Wholesale	133,235	113,277	104,910
Transportation	8,627	8,547	7,917
Other	8,156	7,325	5,034
Alternative revenue programs	(1,513)	12,890	547
Deferrals and amortizations for rate refunds to customers	134	1,254	1,797
Total natural gas operating revenues	$583,485	$473,313	$435,882
THERMS DELIVERED (Thousands of Therms):
Residential	242,452	219,835	219,988
Commercial	147,059	130,399	127,659
Interruptible	14,166	16,013	14,854
Industrial	5,606	5,402	5,424
Total retail	409,283	371,649	367,925
Wholesale	280,154	356,891	542,372
Transportation	171,785	172,260	180,361
Interdepartmental and Company use	618	479	369
Total therms delivered	861,840	901,279	1,091,027
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	337,073	332,187	327,125
Commercial	36,753	36,448	36,164
Interruptible	44	42	40
Industrial	188	190	225
Total natural gas retail customers	374,058	368,867	363,554
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (therms)	719	662	672
Revenue per therm (in dollars)	$1.17	$1.01	$0.97
Annual revenue per customer	$843.88	$666.51	$653.00
HEATING DEGREE DAYS: (1)
Spokane, WA
Actual	6,811	6,124	6,187
Historical average	6,560	6,596	6,651
% of average	104%	93%	93%
Medford, OR
Actual	4,408	4,107	4,181
Historical average	4,248	4,254	4,281
% of average	104%	97%	98%
(1)
Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

ALASKA ELECTRIC LIGHT AND POWER COMPANY

AEL&P is the primary operating subsidiary of AERC, and the sole utility providing electrical energy in Juneau, Alaska. Juneau is a geographically isolated community with no electric interconnections with the transmission facilities of other utilities and no pipeline access to natural gas or other fuels. Juneau’s economy is primarily driven by government activities, tourism, commercial fishing, and mining, as well as activities as the commercial hub of southeast Alaska.

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

The Snettisham hydroelectric project is owned by the Alaska Industrial Development and Export Authority (AIDEA), a public corporation of the State of Alaska. AIDEA issued revenue bonds in 1998 (which were refinanced in 2015) to finance its acquisition of the project. These bonds were outstanding in the amount of $45.7 million at December 31, 2022 and mature in January 2034. AEL&P has a PPA and operating and maintenance agreement with the AIDEA to operate and maintain the facility. This PPA is a take-or-pay obligation, expiring in December 2038, to purchase all of the output of the project. AIDEA's bonds are payable solely out of the revenues received under the PPA. Amounts payable by AEL&P under the PPA are equal to the required debt service on the bonds plus operating and maintenance costs.

This PPA is a finance lease and, as of December 31, 2022, the finance lease obligation was $45.7 million. Snettisham Electric Company, a non-operating subsidiary of AERC, has the option to purchase the Snettisham project at any time for a price equal to the principal amount of the bonds outstanding at that time. See “Note 5 of the Notes to Consolidated Financial Statements” for further discussion of the Snettisham finance lease obligation.

AEL&P also has 107.5 MW of diesel generating capacity from four facilities to provide back-up service to firm customers when necessary.

The following graph shows AEL&P's hydroelectric generation (in thousands of MWhs) during the time periods indicated below:

(1)
Normal hydroelectric generation is defined as the energy output of the plant during a year with average inflows to the reservoir.

As of December 31, 2022, AEL&P served approximately 17,600 customers. Its primary customers include city, state and federal governmental entities located in Juneau, as well as a mine located in the Juneau area. Most of AEL&P’s customers are served on a firm basis while certain of its customers, including its largest customer, are served on an interruptible sales basis. AEL&P maintains separate rate tariffs for each of its customer classes, as well as seasonal rates.

AVISTA CORPORATION

AEL&P’s operations are subject to regulation by the RCA with respect to rates, standard of service, facilities, accounting and certain other matters, but not with respect to the issuance of securities. Rate adjustments for AEL&P’s customers require approval by the RCA.

AEL&P is also subject to the jurisdiction of the FERC with respect to permits and licenses necessary to operate certain of its hydroelectric facilities. One of these licenses (for the Lake Dorothy hydroelectric project) expires in 2053 while the other (for the Salmon Creek and Annex Creek hydroelectric projects) expires in 2058. Gold Creek is not subject to a FERC license requirement. Since AEL&P has no electric interconnection with other utilities and makes no wholesale sales, it is not subject to general FERC jurisdiction, other than the reporting and other requirements of the Public Utility Holding Company Act of 2005 as an Avista Corp. subsidiary.

The Snettisham hydroelectric project is subject to regulation by the State of Alaska with respect to dam safety and certain aspects of its operations. In addition, AEL&P is subject to regulation with respect to air and water quality, land use and other environmental matters under both federal and state laws.

AEL&P ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2022	2021	2020
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Thousands):
Residential	$19,667	$18,940	$18,618
Commercial and government	25,782	25,861	23,754
Public street and highway lighting	254	250	251
Total retail	45,703	45,051	42,623
Other	1	315	186
Total electric operating revenues	$45,704	$45,366	$42,809
ENERGY SALES (Thousands of MWhs):
Residential	163	160	157
Commercial and government	240	243	227
Public street and highway lighting	1	1	1
Total electric energy sales	404	404	385
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	15,036	14,919	14,840
Commercial and government	2,305	2,282	2,271
Public street and highway lighting	236	230	228
Total electric retail customers	17,577	17,431	17,339
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	10,841	10,773	10,581
Revenue per KWh (in cents)	12.07	11.84	11.86
Annual revenue per customer	$1,307.99	$1,269.52	$1,254.58
HEATING DEGREE DAYS: (1)
Juneau, AK
Actual	7,923	8,394	8,119
Historical average	8,337	8,335	8,351
% of average	95%	101%	97%

(1)
Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual heating degree days below historical average indicate warmer than average temperatures).

AVISTA CORPORATION

OTHER BUSINESSES

The following table shows our assets related to our other businesses, including intercompany amounts as of December 31 (dollars in thousands):

Entity and Asset Type	2022	2021
Avista Capital
Unconsolidated equity investments	$147,809	$91,057
Note receivable – parent	—	1,404
Real estate investments	7,852	7,895
Notes receivable – third parties	17,954	17,474
Other assets	2,865	4,294
Alaska companies (AERC and AJT Mining)	10,547	10,034
Total	$187,027	$132,158

Avista Capital

•
Unconsolidated equity investments are primarily investments in emerging technology and biotechnology companies and venture capital funds, as well as investment in a joint venture focused on local real estate development and economic growth.
•
Real estate consists of commercial, retail office space and land.
•
Other assets consist primarily of income tax receivables, and cash

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

Avista Utilities' annual operating expenses and the costs associated with incremental investments in utility assets continue to grow at a faster rate than revenue. Our ability to recover these expenses and capital costs depends on the adequacy and timeliness of retail rate increases allowed by regulatory agencies, as well as managing costs. We expect to periodically file for rate increases with regulatory agencies to recover our expenses and capital costs and provide an opportunity to earn a reasonable rate of return for shareholders. If regulators do not grant rate increases or grant substantially lower rate increases than our requests in the future or if recovery of deferred expenses is disallowed, it could have a negative effect on our financial condition, results of operations or cash flows. See further discussion of regulatory matters in “Item 7. Management's Discussion and Analysis – Regulatory Matters.”

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

See further discussion at “Note 1 of the Notes to Consolidated Financial Statements – Regulatory Deferred Charges and Credits.”

Operational Risk Factors

Wildfires ignited, or allegedly ignited, by Avista Corp. equipment or facilities, could cause significant loss of life and property, thereby causing serious operational and financial harm.

Our equipment may be the ignition source, or alleged cause of ignition, for wildfires and in the event of a fire caused by our equipment, we could potentially be held liable for resulting damages to life and property, as well as fire suppression costs. Also, wildfires could lead to extended operational outages of our equipment while we wait for the wildfire to be extinguished before restoring power, and the cost to implement rapid response or any repair to such facilities could be significant. Any wildfires caused by our equipment could cause significant damage to our reputation, which could erode shareholder, customer and community satisfaction with our Company. In addition, wildfires caused by our equipment could lead to increased litigation and insurance costs, loss of insurance coverage, the need to be self-insured or the need to consider non-traditional insurance coverage or other risk mitigation procedures. Wildfire risks may be exacerbated by increasing temperatures and/or decreasing precipitation due to climate change experienced in the region.

AVISTA CORPORATION

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
•
Increased costs or delay of capital projects associated with the ability of suppliers, vendors or contractors to perform,
•
general workforce problems, including decreased employee engagement, which may impact strategy execution and negatively affect retention, ability to attract workers, and result in challenges in collective bargaining, possible work stoppages, and strikes. Retention of employees may also be negatively impacted by early retirements, insufficient remote work opportunities, and higher pay offered by other employers. Attractions of employees to support strategies may be affected by higher pay offered from other companies, more liberal remote work opportunities offered by other employers, and other work-life balance benefits afforded by other companies.

Disasters could affect the general economy, financial and capital markets, specific industries or our ability to conduct business. As protection against operational and event risks, we maintain business continuity and disaster recovery plans, maintain insurance coverage against some, but not all, potential losses and we seek to negotiate indemnification arrangements with contractors for certain event risks. However, insurance or indemnification agreements may not be adequate to protect us against liability, extra expenses and operating disruptions from all of the operational and event risks described above. In addition, we are subject to the risk that insurers and/or other parties will dispute or be unable to perform on their obligations. If insurance or indemnification agreements are unable to adequately protect us or reimburse us for out-of-pocket costs, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Damage to facilities could be caused by severe weather or natural disasters, such as snow, ice, wind storms, wildfires, earthquakes or avalanches. The cost to implement rapid response or any repair to such facilities can be significant. Overhead electric lines are most susceptible to damage caused by severe weather and are not covered by insurance.

Physical attacks on our assets could have a negative impact on our business and our results of operations.

Our generation, transmission and distribution assets and the systems that monitor and operate these assets are critical infrastructure for providing service to our customers. Security threats are continuing to evolve, and our industry has been subject to, and will likely continue to be subject to, attempts to disrupt operations. Significant destruction or interruption of these assets and systems could prevent us from fulfilling our critical business functions, including delivering energy to customers. This could result in experiencing a loss of revenues and/or additional costs to replace or restore assets and systems, and may increase costs associated with heightened security requirements.

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

Climate Change Risk Factors

A trend of increasing average temperatures and its effects could cause significant direct and indirect impacts on our operations and results of operations.

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

Indirect impacts associated with climate change may include increased costs to generate electricity or secure natural gas and deliver energy to customers; impacts to the timing or amount of operating revenues; increased costs to maintain or construct energy infrastructure in adaptation to a changing climate; increased costs or inability to obtain insurance coverage; and regional impacts to the demographic makeup, economy or financial conditions of our customers. Indirect impacts also include risks associated with new and emerging laws and regulations, which could have a material adverse impact on our business and results of operations. See further discussion at “Item 7. Management's Discussion and Analysis – Environmental Issues and Contingencies.”

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

Cyberattacks, ransomware, terrorism or other malicious acts could damage, destroy or disrupt these systems for an extended period of time. The energy sector, including electric and natural gas utility companies have become the subject of cyberattacks with increased frequency. Our administrative and operating networks are targeted by hackers on a regular basis. Additionally, the facilities and systems of clients, suppliers and third party service providers could be vulnerable to the same cyber or terrorism risks as our facilities and systems and such third party systems may be interconnected to our systems both physically and technologically. Therefore, an event caused by cyberattacks, ransomware or other malicious act at an interconnected third party could impact our business and facilities similarly. Any failure, unexpected, or unauthorized use of technology systems could result in the unavailability of such systems, and could result in a loss of operating revenues, an increase in operating expenses and costs to repair or replace damaged assets. Any of the above could also result in the loss or release of confidential customer and/or employee information or other proprietary data that could adversely affect our reputation and competitiveness, could result in costly litigation and negatively impact our results of operations. These cyberattacks have become more common and sophisticated and, as such, we could be required to incur costs to strengthen our systems and respond to emerging concerns.

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

Our strategic business plans could be affected by or result in any of the following:

•
disruptive innovations in the marketplace may outpace our ability to compete or manage our risk,
•
customers may have a choice in the future over the sources from which to receive their energy and we may not be able to compete,
•
potential difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and losses of key employees, challenges with respect to operating new businesses and other unanticipated risks and liabilities,
•
non-regulated investments in businesses outside of our core utilities operations may increase earnings volatility,
•
market or other conditions that could adversely affect our operations or require changes to our business strategy and could result in reduced assets and net income,
•
Affordability of electric and/or gas services may be a challenge for customers resulting in increased delayed payment for utility services,
•
potential reputational risk arising from repeated general rate case filings, degradation in the quality of service, or from failed strategic investments and opportunities, which could erode shareholder, customer and community satisfaction with the Company, and
•
the risk of municipalization or other form of service territory reduction.

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

Legislative, regulatory and advocacy efforts at the local, state, national and international levels concerning climate change and other environmental issues could have significant impacts on our operations. The electric and natural gas utility industries are frequently affected by proposals to curb greenhouse gas and other air emissions. Various regulatory and legislative proposals have been made to limit or further restrict byproducts of combustion, including that resulting from the use of natural gas by our customers. In addition, regionally, there are a number of regulatory and legislative initiatives that have been passed which are designed to limit greenhouse gas emissions and increase the use of renewable sources of energy. In addition, regulatory and

AVISTA CORPORATION

legislative initiatives may restrict customers' access to natural gas and/or require or limit natural gas infrastructure in buildings other initiatives may seek to promote social interests expressed as energy equity, environmental justice or similar frameworks. Any such legislation could direct and/or restrict the operation and raise the costs of our power generation resources and energy delivery infrastructure as well as the distribution of natural gas to our customers.

We expect continuing legislative and regulatory activity in the future and we are evaluating the extent to which potential changes to environmental laws and regulations may:

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

See “Item 7. Management's Discussion and Analysis – Environmental Issues and Contingencies” for discussion regarding environmental issues and legislation which may affect our operations.

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

See “Item 7. Management's Discussion and Analysis – Environmental Issues and Contingencies” and “Forward-Looking Statements” for discussion of or reference to additional external mandates which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

AVISTA CORPORATION

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

The price of power in the wholesale energy markets tends to be higher during periods of high regional demand, such as occurs with temperature extremes. Climate change may increase the frequency and magnitude of temperature extremes. We may need to purchase power in the wholesale market during peak price periods. The price of natural gas as fuel for natural gas-fired electric generation also tends to increase during periods of high demand which are often related to temperature extremes. We may need to purchase natural gas fuel in these periods of high prices to meet electric demands. The cost of power supply during peak usage periods may be higher than the retail sales price or the amount allowed in retail rates by our regulators. To the extent that power supply costs are above the amount allowed currently in retail rates, the difference is partially absorbed by the Company in current expense and is partially deferred or shared with customers through regulatory mechanisms. However, these deferred costs require cash outflows from the time of power purchases until the costs are later recovered through retail sales.

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

AVISTA CORPORATION

We access long-term capital markets to finance capital expenditures, repay maturing long-term debt and obtain additional working capital, including needs related to power and natural gas purchases and sales, from time-to-time. Our ability to access capital on reasonable terms is subject to numerous factors and market conditions, many of which are beyond our control. If we are unable to obtain capital on reasonable terms, it may limit or prohibit our ability to finance capital expenditures and repay maturing long-term debt. Our liquidity needs could exceed our short-term credit availability and lead to defaults on various financing arrangements. We would also likely be prohibited from paying dividends on our common stock.

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

We hedge a portion of our interest rate risk with financial derivative instruments that may require us to post collateral. If market interest rates decrease below the interest rates we have locked in, this will result in a liability related to our interest rate swap derivatives, which can be significant. We may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the derivative instruments. Settlement of interest rate swap derivative instruments in a liability position could require a significant amount of cash, which could negatively impact our liquidity and short-term credit availability and increase interest expense over the term of the associated debt.

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

We hedge a portion of our energy commodity risk with physical and financial derivative instruments that may require us to post collateral. When we enter into fixed price energy commodity transactions for future delivery, we are subject to credit terms that may require us to provide collateral to wholesale counterparties related to the difference between current prices and the agreed upon fixed prices. These collateral requirements can place significant demands on our cash flows or borrowing arrangements. Price volatility can cause collateral requirements to change quickly and significantly.

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

AVISTA CORPORATION

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

Generation plants may become obsolete. We rely on a variety of generation and energy commodity market sources to fulfill our obligation to serve customers and meet the demands of our counterparty agreements. Some of our generation sources, such as coal, may become obsolete or be prematurely retired through regulatory action or legislation. This could result in higher commodity costs to replace the lost generation, as well as higher costs to retire the generation source before the end of its expected life. This also includes costs (including replacement of lost generation) associated with our transfer of Colstrip ownership to NorthWestern at the end of 2025. See “Item 7. Management's Discussion and Analysis – Environmental Issues and Contingencies” for discussion regarding environmental and other issues surrounding Colstrip.

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

Avista Utilities' electric properties, located in the states of Washington, Idaho, Montana and Oregon, include the following:

Generation Properties

Present Capability (MW) (1)
Hydroelectric Generating Stations (River)
Washington:
Long Lake (Spokane)	88.0
Little Falls (Spokane)	48.0
Nine Mile (Spokane)	40.6
Upper Falls (Spokane)	10.2
Monroe Street (Spokane)	15.0
Idaho:
Cabinet Gorge (Clark Fork) (2)	273.0
Post Falls (Spokane)	11.9
Montana:
Noxon Rapids (Clark Fork)	562.4
Total Hydroelectric	1,049.1
Thermal Generating Stations (cycle, fuel source)
Washington:
Kettle Falls GS (combined-cycle, wood waste) (3)	53.5
Kettle Falls CT (combined-cycle, natural gas) (3)	6.9
Northeast CT (simple-cycle, natural gas)	64.8
Boulder Park GS (simple-cycle, natural gas)	24.6
Idaho:
Rathdrum CT (simple-cycle, natural gas)	166.5
Montana:
Colstrip Units 3 and 4 (simple-cycle, coal) (4)	222.0
Oregon:
Coyote Springs 2 (combined-cycle, natural gas)	322.0
Total Thermal	860.3
Total Generation Properties	1,909.4
(1)
Present capability is the maximum capacity of the plant under standard test conditions without exceeding specified limits of temperature, stress and environmental conditions. Information is provided as of December 31, 2022.
(2)
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
(3)
These generating stations can operate as separate single-cycle plants or combined-cycle with the natural gas plant providing exhaust heat to the wood boiler to increase efficiency.
(4)
Jointly owned; data refers to our 15 percent interest. See “Item 7. Management’s Discussion and Analysis of Financial Condition – Colstrip” for information related to Colstrip Units 3 and 4.

Electric Distribution and Transmission Plant

Avista Utilities owns and operates approximately 19,600 miles of primary and secondary electric distribution lines providing service to retail customers. We have an electric transmission system of approximately 700 miles of 230 kV line and

AVISTA CORPORATION

approximately 1,600 miles of 115 kV line. We also own an 11 percent interest in approximately 500 miles of a 500 kV line between Colstrip, Montana and Townsend, Montana. Our transmission and distribution systems also include numerous substations with transformers, switches, monitoring and metering devices and other equipment.

The 230 kV lines are the backbone of our transmission grid and are used to transmit power from generation resources, including Noxon Rapids, Cabinet Gorge and the Mid-Columbia hydroelectric projects, to the major load centers in our service area, as well as to transfer power between points of interconnection with adjoining electric transmission systems. These lines interconnect at various locations with the BPA, Grant County PUD, PacifiCorp, NorthWestern and Idaho Power Company and serve as points of delivery for power from generating facilities outside of our service area, including Colstrip, Coyote Springs 2 and the Lancaster Plant.

These lines also provide a means for us to optimize resources by entering into short-term purchases and sales of power with entities within and outside of the Pacific Northwest.

The 115 kV lines provide for transmission of energy and the integration of smaller generation facilities with our service-area load centers, including the Spokane River hydroelectric projects, the Kettle Falls projects, Rathdrum CT, Boulder Park GS and the Northeast CT. These lines interconnect with the BPA, Chelan County PUD, the Grand Coulee Project Hydroelectric Authority, Grant County PUD, NorthWestern, PacifiCorp and Pend Oreille County PUD. Both the 115 kV and 230 kV interconnections with the BPA are used to transfer energy to facilitate service to each other’s customers that are connected through the other’s transmission system. We hold a long-term transmission agreement with the BPA that allows us to serve our native load customers that are connected through the BPA’s transmission system.

Natural Gas Plant

Avista Utilities has natural gas distribution mains of approximately 3,600 miles in Washington, 2,200 miles in Idaho and 2,400 miles in Oregon. We have natural gas transmission mains of approximately 75 miles in Washington and 15 miles in Oregon. Our natural gas system includes numerous regulator stations, service distribution lines, monitoring and metering devices, and other equipment.

We own a one-third interest in Jackson Prairie, an underground natural gas storage field located near Chehalis, Washington. See “Part 1 – Item 1. Business – Avista Utilities – Natural Gas Operations” for further discussion of Jackson Prairie.

ALASKA ELECTRIC LIGHT AND POWER COMPANY

Substantially all of AEL&P's utility properties are subject to the lien of the AEL&P mortgage indenture.

AEL&P's utility electric properties, located in Alaska include the following:

Generation Properties and Transmission and Distribution Lines

Present Capability (MW) (1)
Hydroelectric Generating Stations
Snettisham (2)	78.2
Lake Dorothy	14.3
Salmon Creek	5.0
Annex Creek	3.6
Gold Creek	1.6
Total Hydroelectric	102.7
Diesel Generating Stations
Lemon Creek	51.8
Auke Bay	25.2
Gold Creek	7.0
Industrial Blvd. Plant	23.5
Total Diesel	107.5
Total Generation Properties	210.2

AVISTA CORPORATION

(1)
Present capability is the maximum capacity of the plant under standard test conditions without exceeding specified limits of temperature, stress and environmental conditions. Information is provided as of December 31, 2022.
(2)
AEL&P does not own this generating facility but has a PPA under which it has the right to purchase, and the obligation to pay for (whether or not energy is received), all of the capacity and energy of this facility. See further information at “Part 1. Item 1. Business – Alaska Electric Light and Power Company.”

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

AVISTA CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Avista Corp. Market Information and Dividend Policy

Avista Corp.'s common stock is listed on the New York Stock Exchange under the ticker symbol “AVA.” As of January 31, 2023, there were 6,339 registered shareholders of our common stock.

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

The payment of dividends on common stock could be limited by:

•
certain covenants applicable to preferred stock (when outstanding) contained in the Company’s Restated Articles of Incorporation, as amended (currently there are no preferred shares outstanding),
•
certain covenants applicable to the Company's outstanding long-term debt and committed line of credit agreements (see “Item 7. Management's Discussion and Analysis - Capital Resources” for compliance with these covenants),
•
the hydroelectric licensing requirements of section 10(d) of the FPA (see “Note 1 of Notes to Consolidated Financial Statements”), and
•
certain requirements under the OPUC approval of the AERC acquisition in 2014. The OPUC's AERC acquisition order requires Avista Utilities to maintain a capital structure of no less than 35 percent common equity (inclusive of short-term debt). This limitation may be revised upon request by the Company with approval from the OPUC.

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

ITEM 6. [REMOVED AND RESERVED]

AVISTA CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 financial statement items and year-to-year comparisons between 2022 and 2021. Discussion of 2020 financial statement items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Business Segments

As of December 31, 2022, we have two reportable business segments, Avista Utilities and AEL&P. We also have other businesses which do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp. See “Part I, Item 1. Business – Company Overview” for further discussion of our business segments.

The following table presents net income (loss) for each of our business segments and the other businesses, for the year ended December 31 (dollars in thousands):

	2022	2021	2020
Avista Utilities	$117,901	$125,558	$124,810
AEL&P	7,545	7,224	8,095
Other	29,730	14,552	(3,417)
Net income	$155,176	$147,334	$129,488

Executive Level Summary

Overall Results

Net income was $155.2 million for 2022, an increase from $147.3 million for 2021.

Avista Utilities' net income decreased primarily due to increased operating costs, depreciation, and interest expense compared to 2021. These increased expenses were partially offset by higher utility margin, as well as benefits from our completed general rate cases including recognition of tax customer credits which resulted in lower income tax expense for 2022.

AEL&P net income increased slightly, primarily due to higher residential revenues compared to 2021.

The increase in net income at our other businesses was primarily due to an increase in the fair value of our investment in a biotechnology company, which stems from an investment that was originally focused on the development of biofuels. Their patented biological drug platform accelerates time to market for orally delivered antibody drugs and has advanced through testing stages, increasing the value of our investment.

More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses).

Colstrip Exit Plans

On January 16, 2023, we entered into an agreement with NorthWestern under which, subject to the terms and conditions in the agreement, we will transfer our 15 percent ownership in Colstrip Units 3 and 4, to NorthWestern. There is no monetary exchange included in the transaction. The transaction is scheduled to close on December 31, 2025, or such other date as the parties mutually agree upon. As included in the agreement, we will retain responsibility for site remediation expenses associated with conditions existing as of the close of the transaction.

See “Note 22 of the Notes to Consolidated Financial Statements” for further discussion on Colstrip and our agreement with NorthWestern.

AVISTA CORPORATION

Liquidity and Increased Resource Pricing

Starting in December 2022, natural gas and power prices increased 5 to 8 times higher than normal, due to increased loads associated with colder than normal weather throughout the region, as well as natural gas pipeline constraints due to this increased demand. These increased prices led to increased liquidity needs for purchases of physical commodities as well as significant margin calls associated with future commodity activity and hedging arrangements. That, in turn, placed pressure on our available liquidity.

In response to these increased liquidity needs, we entered into additional credit agreements during the fourth quarter of 2022. These facilities are short term, and include a $150 million term loan expiring on March 30, 2023, a $100 million revolving line of credit expiring on November 28, 2023 and a $50 million letter of credit facility. See “Note 15 of the Notes to Consolidated Financial Statements” for further discussion on these credit agreements.

Our regulatory asset balances for our ERM, PCA and PGA deferral mechanisms increased significantly as a result of these increased prices. We expect these deferral amounts to be recovered in future customer rates through the regulatory process. See “Power Cost Deferrals and Recovery Mechanisms” and “Note 23 of the Notes to Consolidated Financial Statements” for further discussion on regulatory matters, including deferral mechanisms and associated balances.

The need to increase borrowings to fund these deferrals and margin calls, coupled with rising interest rates in 2022, increased interest expense.

Inflation

We are experiencing inflationary pressures in multiple areas of our business. Most notably, higher power and natural gas costs have impacted utility margin, labor and benefits costs increased, and higher gasoline and diesel costs increased the cost to operate our vehicle fleet. We cannot estimate how long inflation will remain at elevated levels. However, we are working to mitigate these pressures by monitoring the power and natural gas markets and following our various hedging and risk mitigation plans. We also have our Jackson Prairie natural gas storage facility, which we use to optimize our system and limit our exposure to high natural gas prices. While we have various regulatory deferral and recovery mechanisms for our power and natural gas costs and we expect to ultimately recover these costs (subject to Company/customer sharing bands within the ERM, PCA and Oregon PGA), there will be a delay between the initial purchase of the commodities and recovery of these costs.

In addition to the above, our interest costs increased (and are expected to be higher in 2023) due to higher interest rates than those approved in our most recent general rate cases, as well as increased borrowing needs for energy commodity transacting.

Regulatory Lag

Regulatory “lag” is inherent in utility ratemaking due to the delay between the investment in utility plant and/or the increase in costs and the receipt of an order of a public utility commission authorizing an increase in rates sufficient to recover such investments or costs. Regulatory lag can be mitigated to some extent by the incorporation of reasonably expected forward-looking information into an authorization of increased rates. However, there is no protection against unexpected inflation and increased interest rates, as were experienced in 2022 and are continuing into 2023. While we believe that the 2022 Washington general rate settlement will be helpful, some increases in our operating expenses and interest costs will have to be addressed in future rate cases. See “Regulatory Matters” for additional discussion of the general rate cases.

Supply Chain Delays

We continue to experience supply chain delays due to, among other things, the combined effects of the COVID-19 pandemic, inflation, and staffing shortages across multiple industries. These various issues have impacted the delivery times of some of our materials and equipment and have made some materials and equipment difficult to acquire in the needed quantities. So far, the delays are being proactively mitigated with minimal impact, as we have modified project plans in response to extended lead time for our materials; and in some cases we have been able to locate new suppliers in other parts of the country or internationally. However, any problems that could result from future delays may affect the ability of suppliers or contractors to perform, which could increase our operating costs and delay and/or increase the cost of our capital projects.

AVISTA CORPORATION

Climate Change

There is a trend of increasing average temperatures that has had, and will likely continue to have, various direct and indirect impacts on our business. Direct impacts include, without limitation, variations in the amount and timing of energy demand throughout the year, variations in the level and timing of precipitation throughout the year and the resulting impact on the availability of hydroelectric resources at times of peak demand. Indirect impacts include, without limitation, federal, state and local legislation or regulation (in effect and proposed) that limits (or eliminates) the use of fossil-fuel for electric generation, as well as the use of natural gas for heating in residential and commercial buildings.

For additional information regarding climate change, recent effects of climate change on our operations and results of operations, and legislation and/or regulation designed to mitigate climate change, see “Environmental Issues and Contingencies.”

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

Avista Utilities

Washington General Rate Cases and Other Proceedings

2019 General Rate Cases

In March 2020, we received an order from the WUTC approving a partial multi-party settlement. The approved rates were designed to increase annual base electric revenues by $28.5 million, or 5.7 percent, and annual natural gas base revenues by $8.0 million, or 8.5 percent, effective April 1, 2020. The revenue increases incorporated a 9.4 percent return on equity (ROE) with a common equity ratio of 48.5 percent and a rate of return (ROR) on rate base of 7.21 percent.

Included in the WUTC order was the acceleration of depreciation of Colstrip Units 3 and 4 reflecting a remaining useful life through December 31, 2025. The order utilized certain electric tax benefits associated with the 2018 tax reform to partially offset these increased costs. The order also set aside $3 million for community transition efforts to mitigate the impacts of the eventual closure of Colstrip, half funded by customers and half funded by our shareholders. See “Colstrip” section for further information on on-going issues and disputes regarding the eventual closure of Colstrip.

Lastly, the order included the extension of electric and natural gas decoupling mechanisms through March 31, 2025.

2020 General Rate Cases

In September 2021, the WUTC issued an order approving a partial multi-party settlement agreement and resolved all other remaining issues. The approved rates were designed to increase annual base electric revenues by $13.6 million, or 2.6 percent of base revenues, and annual natural gas base revenues by $8.1 million, or 7.7 percent of base revenues, effective October 1, 2021. The revenue increases were based on a 9.4 percent ROE with a common equity ratio of 48.5 percent and a ROR of 7.12 percent.

While base rates increased, there was no increase in billed rates because of the use of offsetting tax benefits.

AVISTA CORPORATION

The WUTC's order approved recovery of capital additions including investments in advanced metering infrastructure, wildfire resiliency, joining the Western EIM, and other projects. The WUTC disallowed $2.5 million of costs associated with Colstrip SmartBurn technology.

The WUTC order also approved the Company's request to defer incremental wildfire expenses incurred during 2021, as well as a wildfire balancing account to track expenses associated with wildfire resiliency going forward.

2022 General Rate Cases

On December 12, 2022, the WUTC issued an order approving the multi-party settlement agreement that was filed in June 2022. The parties to the settlement agreement included, in addition to us, the Staff of the WUTC, the Alliance of Western Energy Consumers, the NW Energy Coalition, The Energy Project, Walmart, Small Business Utility Advocates and Sierra Club. The Public Counsel Unit of the Washington Attorney General’s Office (Public Counsel), while a party to the rate cases, did not join in the settlement agreement. The settlement agreement was reached after negotiation of all issues but is “results-focused” -- that is, it represents agreement among all parties (except Public Counsel) as to our overall revenue requirement, without specifying the details of any component except the rate of return on rate base.

On December 22, 2022, Public Counsel filed a Petition for Reconsideration requesting the WUTC to reconsider its ruling on the settlement agreement. Public Counsel’s primary issue is related to the “results-focused” approach used by the settling parties and approved by the WUTC. Public Counsel argues that the WUTC order approving this approach denied Public Counsel the right to offer evidence in opposition to a settlement or particular components, because there was no other way to oppose a “results-focused” revenue requirement with sufficient support. Public Counsel also argues that this procedure may effectively prevent parties in future rate cases from exercising their rights to oppose settlements.

On January 30, 2023, the WUTC issued an order denying the Petition for Reconsideration, stating Public Counsel was afforded every opportunity to exercise its rights to oppose the settlement, and reiterated that the end results of the settlement produced rates that were equitable, fair, just, reasonable and sufficient.

The approved rates are designed to increase annual base electric revenues by $38.0 million (or 6.9 percent), effective in December 2022, and $12.5 million (or 2.1 percent), effective in December 2023. The approved rates are designed to increase annual base natural gas revenues by $7.5 million (or 6.5 percent), effective in December 2022, and $1.5 million (or 1.2 percent), effective in December 2023.

To mitigate the overall impact of the revenue increases on customers, we will offset part of the 2022 base rate request with a tax customer credit. The total estimated benefits of this credit, $27.6 million for electric customers and $12.5 million for natural gas customers, will be returned over a two-year period from December 2022 to December 2024.

In addition, the order approved a separate tracking mechanism and tariff for purposes of recovering existing and prospective Colstrip costs.

The WUTC approved an ROR on rate base of 7.03 percent, but the settlement does not specify an explicit ROE, cost of debt or capital structure.

These general rate cases require a subsequent review of capital projects included in rates and a refund of revenues related to imprudent expenditures or those that are not used and useful.

Washington Engrossed Substitute Senate Bill 5295

This bill, which was signed into law and became effective in July 2021, is designed to promote multi-year rate plans and performance-based rate making for electric and natural gas utilities. The bill includes a number of provisions such as required multi-year rate plans from 2-4 years in length, and specifies various methodologies the WUTC may use to minimize regulatory lag and/or adjust for under earning and starts an investigation into “performance based ratemaking” metrics, an initial move that may help to modify the historical test-year ratemaking construct. On October 20, 2021, the WUTC issued a notice of opportunity to comment on a proposed work plan to be conducted in various phases between 2021 and 2025, initially focusing on “performance based ratemaking” and identifying performance metrics. Thereafter, the WUTC will address revenue

AVISTA CORPORATION

adjustment mechanisms and performance incentives in the context of multi-year rate plans. The new law leaves much to the discretion of the WUTC, and we cannot predict the extent to which the WUTC will embrace the options now permitted. The 2022 general rate cases, discussed above, are consistent with this legislation.

Idaho General Rate Cases and Other Proceedings

2021 General Rate Cases

In September 2021, the IPUC approved the all party settlement agreement designed to increase annual base electric revenues by $10.6 million, or 4.3 percent, effective September 1, 2021, and $8.0 million, or 3.1 percent, effective September 1, 2022. For natural gas, the settlement agreement was designed to decrease annual base natural gas revenues by $1.6 million, or 3.7 percent, effective September 1, 2021, and increase annual base revenues by $0.9 million, or 2.2 percent, effective September 1, 2022. The parties agreed to use the tax customer credits, related to flow through of certain tax items, included in our original filing to offset overall proposed changes to rates over the two-year plan.

The settlement was based on a 9.4 percent ROE with a common equity ratio of 50 percent and a ROR of 7.05 percent.

2023 General Rate Cases

In February 2023, we filed multiyear electric and natural gas general rate cases with the IPUC. If approved, new rates would be effective in September 2023 and September 2024.

The proposed rates are designed to increase annual base electric revenues by $37.5 million, or 13.6 percent, effective in September 2023, and $13.2 million, or 4.2 percent, effective in September 2024.

For natural gas, the proposed rates are designed to increase annual base natural gas revenues by $2.8 million, or 6.0 percent, effective September 2023, and $0.1 million, or 0.3 percent, effective September 2024.

The proposed electric and natural gas revenue increase requests are based on a ROR of 7.59 percent, with a common equity ratio of 50 percent and a ROE of 10.25 percent.

Ongoing capital infrastructure investment (including replacement of wood poles and natural gas distribution pipe, continued investment in the wildfire resiliency plan, and technology) is the main driver of the proposed increases.

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

In March 2022, a second settlement stipulation was filed with the OPUC that addressed, and resolved, all other remaining issues, and was subsequently approved by the OPUC. The settlement is designed for an overall revenue increase of $1.6 million, effective August 22, 2022. The agreement was a “black box”, with the only component of the revenue requirement explicitly stated is the previously-agreed upon cost of capital. The parties also agreed that certain tax credits of approximately $3.0 million will be passed through to customers to mitigate the base revenue increase.

AVISTA CORPORATION

2023 General Rate Case

We expect to file our natural gas general rate case with the OPUC in the first quarter of 2023.

Alaska Electric Light and Power Company

2022 General Rate Case

In July 2022, AEL&P filed an electric general rate case with the Regulatory Commission of Alaska (RCA). The RCA approved an interim base rate increase of 4.5 percent (designed to increase annual electric revenues by $1.6 million), effective in September 2022. AEL&P also requested a permanent base rate increase of an additional 4.5 percent (designed to increase annual electric revenues by $1.6 million), which, if approved, could take effect in October 2023. The proposed revenue increase request is based on a 13.45 percent ROE with a common equity ratio of 60.7 percent and a ROR of 10.0 percent.

The RCA must rule on permanent rate increases within 450 days (approximately 15 months) from the date of filing.

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in base retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were a net asset of $52.1 million as of December 31, 2022 and $21.0 million as of December 31, 2021. These deferred natural gas cost balances represent amounts due from customers.

The following PGAs went into effect in our various jurisdictions during 2020 through 2022:

Jurisdiction	PGA Effective Date	Percentage Increase / (Decrease) in Billed Rates
Washington	November 1, 2020	(0.1)%
	November 1, 2021	10.6%
	July 1, 2022	12.6%
	November 1, 2022	12.3%
Idaho	November 1, 2020	0.7%
	September 1, 2021	13.5%
	February 1, 2022	8.1%
	July 1, 2022	10.5%
	November 1, 2022	12.7%
Oregon	November 1, 2020	2.8%
	November 1, 2021	9.6%
	November 1, 2022	16.9%

Power Cost Deferrals and Recovery Mechanisms

Deferred power supply costs are recorded as a deferred charge or liability on the Consolidated Balance Sheets pending future prudence review and eventual recovery or rebate through retail rates. The power supply costs deferred include certain differences between actual net power supply costs incurred by Avista Utilities and the costs included in base retail rates. These differences primarily result from changes in:

•
short-term wholesale market prices and sales and purchase volumes,
•
the level, availability and optimization of hydroelectric generation,
•
the level, availability and optimization of thermal generation (including changes in fuel prices),
•
retail loads, and
•
sales of surplus transmission capacity.

AVISTA CORPORATION

For our Washington customers, the ERM is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales of energy and fuel, and the amount included in base retail rates. Total net deferred power costs under the ERM were an asset of $30.5 million as of December 31, 2022 and a liability of $11.9 million as of December 31, 2021. The deferred power cost balance as of December 31, 2022 represents amounts due from customers.

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

Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million (in either direction), we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers. The cumulative surcharge balance as of December 31, 2022 exceeded $30 million and as a result, we expect our April 2023 filing to contain a proposed rate surcharge to be received from customers over a one-year period, with new rates effective July 1, 2023.

We have a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $16.3 million as of December 31, 2022 and $10.8 million as of December 31, 2021. These deferred power cost balances represent amounts due from customers.

Decoupling and Earnings Sharing Mechanisms

Decoupling (also known as a FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' usage. In each of our jurisdictions, our electric and natural gas revenues are adjusted so as to be based on the number of customers in certain customer rate classes and assumed “normal” kilowatt hour and therm sales, rather than being based on actual kilowatt hour and therm sales. The difference between revenues based on the number of customers and “normal” sales and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. Only residential and certain commercial customer classes are included in our decoupling mechanisms.

Washington Decoupling and Earnings Sharing

In our 2019 Washington general rate cases, the WUTC approved an extension of the mechanisms for an additional five-year term through March 31, 2025.

The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations are made for the calendar year just ended. These earnings tests reflect actual decoupled revenues, normalized power supply costs and other normalizing adjustments. Through our 2022 general rate cases, we modified the earnings test so that if we earn more than 0.5 percent higher than the ROR authorized by the WUTC in the multi-year rate plan, these excess revenues would be deferred and later refunded to customers.

AVISTA CORPORATION

Idaho FCA Mechanism

In Idaho, the IPUC approved the extensions of FCAs for electric and natural gas through March 31, 2025.

Oregon Decoupling Mechanism and Earnings Sharing

In Oregon, we have a decoupling mechanism for natural gas. An earnings review is conducted on an annual basis. In the annual earnings review, if we earn more than 100 basis points above our allowed return on equity, one-third of the earnings above the 100 basis points would be deferred and later rebated to customers.

Cumulative Decoupling Balances

Total net cumulative decoupling deferrals among all jurisdictions was a regulatory liability of $18.2 million as of December 31, 2022 and a regulatory asset of $15.2 million as of December 31, 2021. The decoupling liability as of December 31, 2022 represents amounts due to customers.

See “Results of Operations - Avista Utilities” for further discussion of the amounts recorded to operating revenues in 2022 and 2021 related to the decoupling mechanisms.

Results of Operations - Overall

The following provides an overview of changes in our Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, AEL&P and the other businesses) that follow this section.

2022 compared to 2021

The following graph shows the total change in net income for 2022 to 2021, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities primarily due to higher natural gas PGA rates, higher electric and natural gas customer usage due to weather, and customer growth for both electric and natural gas. Wholesale revenues also increased due to an increase in sales prices, as well as increased wholesale electric volumes.

Utility resource costs increased at Avista Utilities primarily due to increased market prices for purchased power and natural gas. See “Executive Level Summary” for further discussion of increased energy commodity market prices.

AVISTA CORPORATION

The increase in utility operating expenses was primarily due to increases in labor and benefits costs, insurance costs, outside service expenses and information technology costs. Inflation broadly impacted our other operating expenses. See “Executive Level Summary” for discussion of inflation, which caused expenses to increase from 2021 to 2022.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax expense decreased primarily due to the recognition of income taxes related to our completed Idaho and Washington general rate cases in late 2021 which allowed for flow through treatment of certain tax items. Our effective tax rate for 2022 was negative 12.5 percent. See “Note 13 of the Notes to Condensed Consolidated Financial Statements” for further details and a reconciliation of our effective tax rate.

Interest expense increased due to higher interest rates associated with inflation, as well as increased borrowings during the fourth quarter of 2022 associated with energy commodity markets. See “Executive Level Summary” for further discussion of additional borrowings and inflation.

The increase in other was primarily related to an increase in the fair value of our investment in a biotechnology company, which stems from an investment that was originally focused on the development of biofuels. Their patented biological drug platform accelerates time to market for orally delivered antibody drugs and has advanced through testing stages, increasing the value of our investment. See “Note 7 of the Notes to Condensed Consolidated Financial Statements” for further discussion of our investment gains.

Non-GAAP Financial Measures

The following discussion for Avista Utilities includes two financial measures that are considered “non-GAAP financial measures,” electric utility margin and natural gas utility margin. In the AEL&P section, we include a discussion of utility margin, which is also a non-GAAP financial measure.

Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flows that excludes (or includes) amounts that are included (excluded) in the most directly comparable measure calculated and presented in accordance with GAAP. Electric utility margin is electric operating revenues less electric resource costs, while natural gas utility margin is natural gas operating revenues less natural gas resource costs. The most directly comparable GAAP financial measure to electric and natural gas utility margin is utility operating revenues as presented in “Note 24 of the Notes to Consolidated Financial Statements.”

The presentation of electric utility margin and natural gas utility margin is intended to enhance understanding of our operating performance. We use these measures internally and believe they provide useful information to investors in their analysis of how changes in loads (due to weather, economic or other conditions), rates, supply costs and other factors impact our results of operations. Changes in loads, as well as power and natural gas supply costs, are generally deferred and recovered from customers through regulatory accounting mechanisms. Accordingly, the analysis of utility margin generally excludes most of the change in revenue resulting from these regulatory mechanisms. We present electric and natural gas utility margin separately below for Avista Utilities since each portion of our business has different cost sources, cost recovery mechanisms and jurisdictions, so we believe that separate analysis is beneficial. These measures are not intended to replace utility operating revenues as determined in accordance with GAAP as an indicator of operating performance. Reconciliations of operating revenues to utility margin are set forth below.

AVISTA CORPORATION

Results of Operations - Avista Utilities

2022 compared to 2021

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

Total electric operating revenues in the graph above include intracompany sales of $11.7 million and $28.7 million for 2022 and 2021, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in utility electric operating revenues for the years ended December 31 (dollars in thousands):

	Electric Operating Revenues
	2022	2021
Current year decoupling deferrals (a)	$(24,943)	$(6,053)
Amortization of prior year decoupling deferrals (b)	(6,901)	(13,472)
Total electric decoupling revenue	$(31,844)	$(19,525)
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

Total electric revenues increased $139.7 million for 2022 as compared to 2021. The primary fluctuations that occurred during the period were as follows:

•
a $33.6 million increase in retail electric revenues due to an increase in total MWhs sold (increased revenues $67.1 million), partially offset by a decrease in revenue per MWh (decreased revenues $33.5 million).
•
The increase in total retail MWhs sold was primarily the result of residential customer growth, as well as increased customer use in the winter months due to weather that was colder than the prior year. Heating degree days in Spokane during 2022 were 4 percent above historical average, compared to 7 percent below historical average in 2021. This was partially offset by decreased usage in summer months as the weather was cooler than the prior year, with Spokane cooling degree days at 33 percent above historical average compared to 73 percent above historical average in the prior year. Compared to 2021, use per residential customer increased 3.5 percent, and use per commercial customer increased 0.3 percent.
•
The decrease in revenue per MWh was primarily due to passthrough rate changes, which do not have an impact on utility margin, such as the residential exchange program, low income rate assistance program, the ERM and PCA amortization rates and decoupling.
•
an $89.5 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $52.9 million), and an increase in sales volumes (increased revenues $36.6 million). The fluctuation of volumes was due to increased hydroelectric generation and plant availability compared to the prior year which allowed us additional opportunity to optimize our generation assets. In addition, we joined the Western EIM during March 2022 which led to an increase in wholesale sales.
•
a $20.6 million increase in sales of fuel due to thermal generation resource optimization activities.
•
a $12.3 million decrease in electric decoupling revenue. The rebates in 2022 resulted from higher than normal usage from residential customers primarily due to colder weather in the winter months.
•
an $8.4 million increase in other electric revenue, primarily due to increases in transmission revenues.

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

Total natural gas operating revenues in the graph above include intracompany sales of $54.8 million and $58.6 million for 2022 and 2021, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances that are reflected in natural gas operating revenues for the years ended December 31 (dollars in thousands):

	Natural Gas Operating Revenues
	2022	2021
Current year decoupling deferrals (a)	$2,493	$11,129
Amortization of prior year decoupling deferrals (b)	(4,006)	1,761
Total natural gas decoupling revenue	$(1,513)	$12,890

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

Total natural gas revenues increased $110.2 million for 2022 as compared to 2021. The primary fluctuations that occurred during the period were as follows:

•
a $104.8 million increase in retail natural gas revenues (including industrial, which is included in other) due to higher retail rates (increased revenues $64.8 million), and higher sales volumes (increased revenues $40.0 million).
•
Retail rates increased due to PGA rate increases in all jurisdictions (which do not impact utility margin). The increase in PGA rates reflects higher natural gas commodity prices.
•
Retail natural gas sales increased primarily due to higher residential and commercial usage due to colder weather, as well as residential and commercial customer growth. Compared to 2021, residential use per customer increased 8.7 percent and commercial use per customer increased 11.8 percent. Heating degree days in Spokane were 11 percent above 2021.
•
a $19.9 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $56.4 million) partially offset by a decrease in volumes (decreased revenues $36.5 million) due to fewer resource optimization opportunities. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $14.4 million decrease in decoupling revenues primarily due to decreased surcharges in the current year associated with increased usage compared to 2021. In addition, we were able to recognize decoupling amounts related to 2021 that we were unable to recognize during the prior year due to our inability to collect them within 24 months.

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the years ended December 31 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $54.8 million and $58.6 million for 2022 and 2021, respectively.

Total electric resource costs increased $121.0 million for 2022 as compared to 2021. The primary fluctuations that occurred during the period were as follows:

•
a $33.6 million increase in power purchased due to an increase in wholesale prices (increased costs by $29.0 million), and an increase in the volume of power purchases (increased costs by $4.6 million). In particular, prices increased significantly during the fourth quarter of 2022 as discussed in “Executive Level Summary”.
•
an $81.6 million increase in fuel for generation primarily due to higher natural gas fuel prices (including increases in December 2022 as discussed in “Executive Level Summary”) and increased thermal generation.
•
a $21.2 million increase in other fuel costs. This represents fuel and the related derivative instruments that were purchased for generation but later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
•
a $15.4 million decrease in other electric resource costs, primarily related to the deferral of increased power supply costs above authorized under the ERM and PCA mechanisms.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $11.7 million and $28.7 million for 2022 and 2021, respectively.

Total natural gas resource costs increased $97.1 million for 2022 as compared to 2021. The primary fluctuations that occurred during the period were as follows:

•
a $102.5 million increase in natural gas purchased due to increases in the price of natural gas (increased costs by $122.2 million) which was partially offset by a decrease in total therms purchased (decreased costs $19.7 million).
•
a $5.4 million decrease from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in “Note 24 of the Notes to Consolidated Financial Statements” to the Non-GAAP financial measure utility margin for the years ended December 31 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues	$1,146,823	$1,007,052	$583,485	$473,313	$(66,493)	$(87,366)	$1,663,815	$1,392,999
Resource costs	458,905	337,866	339,886	242,789	(66,493)	(87,366)	732,298	493,289
Utility margin	$687,918	$669,186	$243,599	$230,524	$—	$—	$931,517	$899,710

Electric utility margin increased $18.7 million and natural gas utility margin increased $13.1 million.

Electric utility margin increased primarily due to the impacts of general rate cases, as well as customer growth. This was partially offset by an increase in net power supply costs as compared to the prior year. For 2022, we had a $10.9 million pre-tax expense under the ERM in Washington, compared to a $7.7 million pre-tax expense in 2021.

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

AVISTA CORPORATION

Results of Operations - Alaska Electric Light and Power Company

2022 compared to 2021

Net income for AEL&P was $7.5 million for the year ended December 31, 2022, compared to $7.2 million for 2021.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the years ended December 31 (dollars in thousands):

	Electric
	2022	2021
Operating revenues	$45,704	$45,366
Resource costs	3,564	3,834
Utility margin	$42,140	$41,532

Utility margin increased slightly for 2022 primarily due to higher sales volumes to residential customers and decreased resource costs for 2022 as compared to 2021.

Results of Operations - Other Businesses

2022 compared to 2021

Our other businesses had net income of $29.7 million for 2022 compared to net income of $14.6 million for 2021. The increase in net income primarily relates to an increase in the fair value of our investment in a biotechnology company, which stems from an investment that was originally focused on the development of biofuels. Their patented biological drug platform accelerates time to market for orally delivered antibody drugs and has advanced through testing stages, increasing the value of our investment.

Accounting Standards to be Adopted in 2023

We are not expecting the adoption of accounting standards to have a material impact on our financial condition, results of operations and cash flows in 2023. For more information on accounting standards expected to be adopted in future periods, see "Note 2 of the Notes to the Consolidated Financial Statements".

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The following accounting policies represent those that our management believes are particularly important to the consolidated financial statements and require the use of estimates and assumptions:

•
Regulatory accounting, in accordance with ASC Topic 980, Regulated Operations, among other things, requires that costs and/or obligations that, in our judgement, are probable of recovery through rates charged to customers, but are not yet reflected in rates, not be reflected in our Consolidated Statements of Income until the period in which they are reflected in rates and matching revenues are recognized. Meanwhile, these costs and/or obligations are deferred and reflected on our Consolidated Balance Sheets as regulatory assets or liabilities. We generally receive regulatory orders before deferring costs as regulatory assets and liabilities; however, in certain instances in which we have regulatory precedent, we may not request an order before deferring the costs. If we no longer met the criteria to apply regulatory accounting or no longer allowed recovery of these costs, we would be required to recognize significant write-offs of regulatory assets and liabilities in the Consolidated Statements of Income. See “Notes 1, 4 and 23 of the Notes to Consolidated Financial Statements” for further discussion of our regulatory accounting policy and mechanisms.
•
Pension plans and other postretirement benefit plans, discussed in further detail below.

AVISTA CORPORATION

•
Equity investments, specifically valuations performed to determine the fair value of certain investment holdings, require judgement in the selection of assumptions used to estimate fair value of investments for which there is not a quoted active market price. We primarily use a market approach to determine fair value of an investment, and transactions involving comparable securities may need to be adjusted to estimate our investment's fair value. See “Notes 7 and 18 of the Notes to Consolidated Financial Statements” for further discussion of our equity investments and method for determining their fair value.
•
Contingencies, related to unresolved regulatory, legal and tax issues as to which there is inherent uncertainty for the ultimate outcome of the respective matter. We accrue a loss contingency if it is probable that an asset is impaired or a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. To the extent material, we also disclose losses that do not meet these conditions for accrual, if there is a reasonable possibility that a potential loss may be incurred. For all material contingencies, we have made a judgment as to the probability of a loss occurring and as to whether or not the amount of the loss can be reasonably estimated. However, no assurance can be given as to the ultimate outcome of any particular contingency. See “Notes 1 and 22 of the Notes to Consolidated Financial Statements” for further discussion of our commitments and contingencies.

Pension Plans and Other Postretirement Benefit Plans - Avista Utilities

We have a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities that were hired prior to January 1, 2014. For substantially all regular non-union full-time employees at Avista Utilities who were hired on or after January 1, 2014, a defined contribution 401(k) plan replaced the defined benefit pension plan. Union employees hired on or after January 1, 2014 are still covered under the defined benefit pension plan. See “Note 12 of the Notes to Consolidated Financial Statements” for further discussion of these individual plans.

Pension costs (including the SERP) were $22.8 million for 2022, $19.3 million for 2021 and $22.3 million for 2020. Included in our 2022 pension costs is $11.8 million of settlement costs, which were deferred as a regulatory asset and therefore do not impact our net income for the year. See “Note 12 of the Notes to Consolidated Financial Statements” for further discussion of pension settlement accounting treatment. Of our pension costs (excluding the SERP), approximately 60 percent are expensed and 40 percent are capitalized consistent with labor charges. The costs related to the SERP are expensed. Our costs for the pension plan are determined in part by actuarial formulas that are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

The following chart reflects the assumptions used each year for the pension discount rate (exclusive of the SERP), the expected long-term return on plan assets and the actual return on plan assets and their impacts to the pension plan associated with the change in assumption (dollars in millions):

	2022	2021	2020
Discount rate (exclusive of SERP)
Pension discount rate	6.10%	3.39%	3.25%
Increase/(decrease) to projected benefit obligation	$(198.3)	$(15.6)	$62.6
Return on plan assets (a)
Expected long-term return on plan assets	5.80%	5.40%	5.50%
Increase/(decrease) to pension costs	$(3.0)	$0.7	$2.5
Actual return on plan assets, net of fees	(21.80)%	7.10%	15.20%
Actual gain (loss) on plan assets	$(163.9)	$50.4	$96.6
(a)
The SERP has no plan assets. The plan assets in this disclosure are for the pension plan only.

The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage (dollars in millions):

Actuarial Assumption	Change in Assumption	Effect on Projected Benefit Obligation		Effect on Pension Cost
Expected long-term return on plan assets	(0.5)%	$—	*	$3.8
Expected long-term return on plan assets	0.5%	—	*	(3.8)
Discount rate	(0.5)%	28.8		5.0
Discount rate	0.5%	(26.2)		3.4

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

We regularly file for rate adjustments for recovery of operating costs and capital investments and to seek the opportunity to earn reasonable returns.

We have regulatory mechanisms in place that provide for the deferral and recovery of the majority of power and natural gas supply costs. However, when power and natural gas costs exceed the levels currently recovered from customers, net cash flows

AVISTA CORPORATION

are negatively affected. Factors that could cause purchased power and natural gas costs to exceed the levels currently recovered from customers under base rates include, but are not limited to, higher prices in wholesale markets and/or an increased need to purchase power in the wholesale markets, and a lack of regulatory approval for higher authorized net power supply costs. Factors beyond our control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to:

•
increases in demand (due to either weather (possibly due to climate change) or customer growth),
•
reduced snowpack or lower streamflows (due to weather (possibly due to climate change)) for hydroelectric generation,
•
unplanned outages at generating facilities, and
•
failure of third parties to deliver on energy or capacity contracts.

In addition to the above, we enter into derivative instruments to hedge exposure to certain risks, including fluctuations in commodity prices, foreign exchange rates and interest rates (for purposes of issuing long-term debt in the future). These derivative instruments periodically require us to post collateral (in the form of cash or letters of credit) or other credit enhancements or to reduce or terminate a portion of the contract through cash settlement, in the event of a downgrade in our credit ratings or changes in market prices. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against our cash on hand and credit facilities. See “Enterprise Risk Management – Credit Risk Liquidity Considerations” below.

We monitor the potential liquidity impacts of changes to energy commodity prices and other increased operating costs. In December 2022, increased energy commodity market prices significantly impacted our liquidity, resulting in us entering new credit agreements. See “Executive Level Summary” for further discussion on increased commodity prices and liquidity impacts.

Material contractual obligations that demand cash arise in the normal course of business including energy purchase contracts and contractual obligations related to generation facilities and transmission and distributions services. See “Note 14 of the Notes to Consolidated Financial Statements” for additional information related to these contractual obligations.

Additional demands for cash include payments of borrowings and interest payments (see “Notes 15-17 of the Notes to Consolidated Financial Statements”), lease obligations (see “Note 5 of the Notes to Consolidated Financial Statements”), pension and other postretirement benefit plan contributions (see “Note 12 of the Notes to Consolidated Financial Statements”) and investment fund commitments (see “Note 6 of the Notes to Consolidated Financial Statements”).

See discussion in “Capital Resources” below for available liquidity under our credit facilities. With our available liquidity under these agreements, we believe that we have adequate liquidity to meet our needs for the next 12 months.

Review of Consolidated Cash Flow Statement

2022 compared to 2021

Consolidated Operating Activities

Net cash provided by operating activities was $124.2 million for 2022 compared to $267.3 million for 2021. The decrease in net cash provided by operating activities primarily relates to an increase in cash collateral posted for derivative investments, which decreased cash flows by $141.0 million in 2022 compared to $17.6 million in 2021. Collateral calls increased significantly during December 2022, associated with increases in power and natural gas prices (see discussion in “Executive Level Summary”). During 2022 there was also an increase in power and natural gas cost deferrals (reflecting higher power and natural gas supply costs), which decreased cash flows by $78.4 million in 2022 compared to decreasing cash flows by $51.8 million in 2021. In addition, the provision for deferred taxes decreased operating cash flows in 2022 by $18.2 million compared to increasing operating cash flows by $11.2 million in 2021.

AVISTA CORPORATION

These decreases in operating cash flows were partially offset by an increase in the decoupling deferrals, which increased operating cash flows by $33.5 million compared to $6.1 million in 2021.

Consolidated Investing Activities

Net cash used in investing activities was $460.2 million for 2022, an increase compared to $444.9 million for 2021. During 2022, we paid $452.0 million for utility capital expenditures, compared to $439.9 million for 2021.

Consolidated Financing Activities

Net cash provided by financing activities was $327.3 million for 2022 compared to $185.5 million for 2021. The increase in financing cash flows was primarily the result of increases in short-term borrowings of $98.0 million compared to 2021. Increased borrowing needs in 2022 were a direct result of increased power and natural gas prices experienced in December 2022, as discussed in “Executive Level Summary”. In addition, there was an increase in proceeds from issuance of common stock of $47.8 million compared to 2021.

Capital Resources

Capital Structure

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022		December 31, 2021
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$21,084	0.4%	$257,386	5.4%
Short-term borrowings	463,000	8.8%	284,000	6.0%
Long-term debt to affiliated trusts	51,547	1.0%	51,547	1.1%
Long-term debt and leases	2,387,792	45.4%	2,010,168	42.1%
Total debt	2,923,423	55.6%	2,603,101	54.7%
Total Avista Corporation shareholders’ equity	2,334,668	44.4%	2,154,744	45.3%
Total	$5,258,091	100.0%	$4,757,845	100.0%

Our shareholders’ equity increased $179.9 million during 2022 primarily due to net income and the issuance of common stock, partially offset by dividends.

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash flow available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.

Short Term Borrowings

Avista Corp.

Avista Corp. has a committed line of credit in the total amount of $400.0 million. In June 2021, we entered into an amendment that extends the expiration date to June 2026, with the option to extend for an additional one year period (subject to customary conditions).

In December 2022, we experienced increases in commodity prices that resulted in needs for additional liquidity. See “Executive Level Summary” for further discussion on this market volatility and liquidity impacts.

In November 2022, we entered into a revolving credit agreement in the amount of $50 million with a maturity date in November 2023. In December 2022, the agreement was amended to add an additional $50 million, bringing the new aggregate total to $100 million.

In December 2022, we entered into a term loan, in the amount of $100 million with a maturity date of March 30, 2023. The initial agreement included an option to add an additional $50 million in principal as an incremental facility, which we exercised in December 2022, bringing the total aggregate amount to $150 million.

AVISTA CORPORATION

In December 2022, we entered into a continuing letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

The following table summarizes the balances outstanding and available liquidity as of December 31, 2022 (dollars in thousands):

	Aggregate Amount	Amount Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of Credit expiring June 2026	$400,000	$313,000	$35,563	$51,437
Line of Credit expiring November 2023	100,000	—	N/A	100,000
Term Loan due March 2023	150,000	150,000	N/A	—
Letter of Credit Facility	50,000	N/A	18,500	31,500
Total	$700,000	$463,000	$54,063	$182,937
(1)
Letters of credit are not reflected on the Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and in some cases other obligations. Some of these agreements also include a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of December 31, 2022, we were in compliance with this covenant with a ratio of 55.6 percent.

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the year ended December 31 (dollars in thousands):

	2022	2021
$400 million line of credit, expiring June 2026
Maximum balance outstanding during the year	$345,000	$338,000
Average balance outstanding during the year	205,947	208,629
Average interest rate during the year	3.06%	1.14%
Average interest rate at end of year	5.31%	1.11%
$100 million line of credit, expiring November 2023
Maximum balance outstanding during the period (1)	$77,000	N/A
Average balance outstanding during the period (1)	15,656	N/A
Average interest rate during the period (1)	7.56%	N/A
Average interest rate at end of year	N/A	N/A
(1)
The period is from the date the agreement was entered (November 30, 2022) to the end of 2022.

AEL&P

AEL&P has a $25.0 million committed line of credit with an expiration date in November 2024. As of December 31, 2022, there was $25.0 million of available liquidity under this line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of December 31, 2022, AEL&P was in compliance with this covenant with a ratio of 50.8 percent.

As of December 31, 2022, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

Long-Term Debt

In March 2022, we issued and sold $400.0 million of 4.00 percent first mortgage bonds due in 2052 through a public offering. The total net proceeds from the sale of the bonds were used to repay the borrowings outstanding under the Company’s $400.0 million committed line of credit in March 2022. In April 2022, the Company used the remainder of the proceeds, as well as

AVISTA CORPORATION

borrowings on committed line of credit to pay $250.0 million of maturing debt. In connection with the pricing of the first mortgage bonds in March 2022, we cash-settled thirteen interest rate swap derivatives (notional aggregate amount of $140.0 million) and paid a net amount of $17.0 million, which will be amortized as a component of interest expense over the life of the debt. The effective interest rate of the first mortgage bonds is 4.32 percent, including the effects of the settled interest rate swap derivatives and issuance costs.

Common Stock

We issued common stock in 2022 for total net proceeds of $137.8 million. Most of these issuances came through our sales agency agreements under which the sales agents may offer and sell new shares of our common stock from time to time, with the balance related to compensation plans. We have board and regulatory authority to issue a maximum of 5.6 million shares, of which 2.3 million remain unissued as of December 31, 2022. In 2022, 3.3 million shares were issued under these agreements resulting in total net proceeds of $137.2 million.

2023 Liquidity Expectations

During 2023, we expect to issue up to $200 million of long-term debt and $120 million of common stock to fund planned capital expenditures and decrease short-term borrowings. We also plan to increase the capacity of our $400 million credit facility to $500 million in the second quarter.

After considering the expected issuances of long-term debt and common stock during 2023, we expect net cash flows from operating activities (including recovery of deferred power and natural gas costs and return of margin deposits made with counterparties), together with cash available under our credit facilities, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

Limitations on Issuances of Preferred Stock and First Mortgage Bonds

We are restricted under our Restated Articles of Incorporation, as amended, as to the additional preferred stock we can issue. As of December 31, 2022, we could issue $1.4 billion of preferred stock at an assumed dividend rate of 7.6 percent. We are not planning to issue preferred stock.

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
•
deposit of cash.

However, Avista Corp. and AEL&P may not individually issue any additional first mortgage bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless the particular entity issuing the bonds has “net earnings” (as defined in the respective Mortgages) for any period of 12 consecutive calendar months out of the preceding 18 calendar months that were at least twice the annual interest requirements on that entity's mortgage securities at the time outstanding, including the first mortgage bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2022, property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $1.4 billion in aggregate principal amount of additional first mortgage bonds at Avista Corp. and $40.4 million at AEL&P, at an assumed interest rate of 8 percent in each case. We believe that we have adequate capacity to issue first mortgage bonds to meet our financing needs over the next several years.

AVISTA CORPORATION

Utility Capital Expenditures

We are making capital investments at our utilities to enhance service and system reliability for our customers and replace aging infrastructure. The following table summarizes our actual and expected capital expenditures as of and for the year ended December 31, 2022 (dollars in thousands):

	Avista Utilities	AEL&P
2022 Actual capital expenditures
Capital expenditures (per the Consolidated Statement of Cash Flows)	$443,373	$8,622

Expected total annual capital expenditures (by year)
2023	$475,000	$16,000
2024	475,000	14,000
2025	475,000	16,000

The following graph shows Avista Utilities' expected capital expenditures for 2023-2025 by category (in millions):

$475
$475
$475
$33
$71
$82
$55
$234
$27
$65
$91
$56
$236
$27
$59
$76
$56
$257
2023
2024
2025
Transmission and Distribution
Generation
Natural Gas
Enterprise Technology
Other

These estimates of capital expenditures are subject to continuing review and adjustment. Actual expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

Non-Regulated Investments and Capital Expenditures

We are making investments and capital expenditures at our other businesses including those related to economic development projects in our service territory that demonstrate the latest energy and environmental building innovations and house several local college degree programs. In addition, we are making investments in emerging technology companies, venture capital

AVISTA CORPORATION

funds, and other business ventures. The following table summarizes our actual and expected investments and capital expenditures at our other businesses as of and for the year ended December 31, 2022 (dollars in thousands):

Other
2022 Actual investments and capital expenditures
Investments and capital expenditures	$14,172

Expected total annual investments and capital expenditures (by year)
2023	$15,000
2024	13,000
2025	13,000

These estimates of investments and capital expenditures are subject to continuing review and adjustment. Actual expenditures may vary from our estimates due to factors such as changes in business conditions or strategic plans.

See “Liquidity” for information regarding other material cash requirements for 2023 and thereafter.

Pension Plan

We contributed $42.0 million to the pension plan in 2022. We expect to contribute a total of $50.0 million to the pension plan in the period 2023 through 2027, with an annual contribution of $10.0 million.

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

See “Note 12 of the Notes to Consolidated Financial Statements” for additional information regarding the pension plan.

Credit Ratings

Our access to capital markets and our cost of capital are directly affected by our credit ratings. In addition, many of our contracts for the purchase and sale of energy commodities contain terms dependent upon our credit ratings. See “Enterprise Risk Management – Credit Risk Liquidity Considerations” and “Note 8 of the Notes to Consolidated Financial Statements.”

The following table summarizes our credit ratings as of February 21, 2023:

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

Dividends

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a detailed discussion of our dividend policy and the factors which could limit the payment of dividends.

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

Certain natural gas customers could bypass our natural gas system, reducing both revenues and recovery of fixed costs. To reduce the potential for such bypass, we price natural gas services, including transportation contracts, competitively and have varying degrees of flexibility to price transportation and delivery rates by means of individual contracts. These individual contracts are subject to regulatory review and approval. We have long-term transportation contracts with several of our largest industrial customers under which the customer acquires its own commodity while using our infrastructure for delivery. Such contracts reduce the risk of these customers bypassing our system in the foreseeable future and minimizes the impact on our earnings.

Customers may have a choice in the future over the sources from which to receive their energy. In order to effectively compete for our customers in the future, we continue to strive to create value through product and service offerings. We are also attempting to enhance the effectiveness and ease of our customer interactions with us by tailoring our internal initiatives to focus on choices for our customers to increase their overall satisfaction with the Company.

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

Avista Utilities

We track multiple economic indicators affecting the three largest metropolitan statistical areas in our Avista Utilities service area: Spokane, Washington, Coeur d'Alene, Idaho, and Medford, Oregon. The key indicators are employment change and unemployment rates. On an annual basis, 2022 showed positive job growth with lower unemployment rates in all three metropolitan areas. The unemployment rates in Spokane and Medford are near the national average, while Coeur d’Alene is lower. Other leading indicators, such as initial unemployment claims and residential building permits, signal slowing growth over the next 12 months. Considering all relevant indicators, we expect economic growth in our service area in 2023 to be in-line with the U.S. as a whole.

Nonfarm employment (seasonally adjusted) in our service areas increased in 2022. In Spokane, Washington employment increased 4.4 percent with gains in all major sectors. Employment increased 2.8 percent in Coeur d'Alene, Idaho, reflecting gains in all major sectors except financial activities. In Medford, Oregon, employment increased 1.0 percent, with gains in all major sectors except trade, transportation, and utilities; manufacturing; information; and professional and business services. U.S. nonfarm sector employment increased 4.0 percent over the same period.

In Spokane the unemployment rate was 5.5 percent in 2021 and fell to 4.6 percent in 2022; in Coeur d'Alene the rate fell from 4.3 percent in 2021 to 3.3 percent in 2022; and in Medford the rate fell from 5.4 percent in 2021 to 4.4 percent in 2022. The U.S. unemployment rate fell from 5.4 percent in 2021 percent to 3.6 percent in 2022. Data regarding local and national unemployment rates were determined by and obtained from third parties. We have made no independent determination or verification of this data or any investigation into the methodologies used to determine the data.

Alaska Electric Light and Power Company

Although Juneau is Alaska’s state capital, it is not a metropolitan statistical area. This means breadth and frequency of economic data is more limited. Therefore, the dates of Juneau's economic data may significantly lag the period of this filing.

The Quarterly Census of Employment and Wages for Juneau shows employment increased 8.7 percent between the first half of 2021 and first half of 2022. This high growth reflects an employment recovery following the pandemic induced job losses. There were employment gains in all major sectors, except financial activities and government. Government employment declined 0.8 percent during this period; this sector accounted for 39 percent of total employment in the second half of 2022. Between 2021 and 2022, the unemployment rate fell from 4.7 percent to 3.0 percent.

Forecasted Customer and Load Growth

Based on our forecast for 2023 for Avista Utilities' service area, we expect annual electric customer growth to average 1.2 percent, within a forecast range of 0.8 percent to 1.6 percent. We expect annual natural gas customer growth to average 1.3 percent, within a forecast range of 0.4 percent to 2.2 percent. We anticipate retail electric load growth to average 0.4 percent, within a forecast range of 0 percent and 0.8 percent. We expect natural gas load growth to average 1.0 percent, within a forecast range of 0.4 percent and 1.6 percent. The forecast ranges reflect (1) the inherent uncertainty associated with the economic assumptions on which forecasts are based; (2) the historic variability of natural gas customer and load growth; and (3) new restrictions on natural gas connections in our Washington service area. See further discussion regarding these natural gas regulations as included in “Environmental Issues and Contingencies” below.

AVISTA CORPORATION

In AEL&P's service area, we expect no growth in residential, commercial and government customers in 2023. We anticipate average total load growth will decrease 1.6 percent, with residential load growth decreasing 1.9 percent, commercial load decreasing 1.3 percent, and government load decreasing 1.6 percent.

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

See also “Competition” above for a discussion of competitive factors that could affect our results of operations in the future.

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

The law has direct, specific impacts on Colstrip, which are unique to those owners of Colstrip who serve Washington customers. See “Colstrip” section and “Note 22 of the Notes to Consolidated Financial Statements” for further details on the impacts of CETA on Colstrip and our plans to exit Colstrip through our agreement with NorthWestern. Our hydroelectric and biomass generation facilities can be used to comply with the CETA’s clean energy standards. We intend to seek recovery of any costs associated with the clean energy legislation and regulations through the regulatory process.

As required under CETA, in October 2021 we filed our first Clean Energy Implementation Plan (CEIP). Our CEIP is a road map of specific actions we propose to take over the next four years (2022-2025) to show the progress being made toward clean energy goals and the equitable distribution of benefits and burdens to all customers as established by the CETA, which was passed by the Washington legislature and enacted into law in 2019. CETA requires electric supply to be greenhouse gas (GHG) neutral by 2030 and 100 percent renewable or generated from zero-carbon resources by 2045.

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

While the CEIP represents our current objectives, it is subject to change from time to time in the future as circumstances warrant including direct input from the WUTC. We are required to file a CEIP every four years.

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

AVISTA CORPORATION

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

In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the ACE Rule and remanded the record back to the EPA for further consideration consistent with its opinion, finding that the EPA misinterpreted the Clean Air Act when it determined that the language of Section 111 barred consideration of emissions reduction options that were not applied at the source. The Court also vacated the repeal of the Federal CPP. In February 2021, the EPA moved for a partial stay of the Court’s mandate, noting that no Section 111(d) rule should go into effect until the EPA conducted new rulemaking in response to the January 2021 decision. The Court subsequently issued an order withholding issuance of the mandate with respect to the repeal of the Federal CPP and directing issuance of the mandate “in the normal course” for the vacatur of the replacement portion of the rule. In April 2021, numerous parties requested the Supreme Court’s review of the D.C. Circuit’s January 2021 decision, and in October 2021, the Supreme Court granted such review. In June 2022, the Supreme Court reversed the D.C. Circuit and found that, under the major questions doctrine, the generation shifting approach to controlling greenhouse gas emissions used by the EPA in the Federal CPP exceeded the powers granted to the agency by Congress.

The Court's decision left open the question of whether, and to what extent, the EPA can seek to curb greenhouse gas emissions through methods other than generation shifting. At this time, the EPA has not released a proposed successor rule to the Federal CPP, nor has it sought to amend the ACE Rule, which is still subject to the D.C. Circuit Court's January 2021 decision. Consequently, we cannot reasonably predict the timing, outcome or applicability of these issues with respect to any of the Company's generation resources.

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

In January 2020, the Washington State Supreme Court issued a decision holding that the CAR was invalid as to non-emitters, such as natural gas distributors, but could be enforced against direct emitters, such as natural gas generation plants. The Court remanded the matter to Thurston County Superior Court, where it has been stayed by the Court. At this time, we are continuing to evaluate the potential impact of the surviving portion of the rule, if any, to our generation facilities, should their emissions exceed the rule’s compliance threshold. The rule is not intended to apply to the Kettle Falls Generating Station. We plan to seek recovery of any costs related to compliance with the surviving portion of the CAR through the ratemaking process.

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

AVISTA CORPORATION

Washington Climate Commitment Act

In 2021, the Washington legislature passed the Climate Commitment Act (CCA) which establishes a cap and trade program to reduce greenhouse gas emissions and achieve the greenhouse gas limits previously established under state law. The CCA directs the Washington Department of Ecology (Ecology) to develop regulations implementing the cap and trade program and related efforts. Ecology recently issued final rules that became effective November 1, 2022. These rules implement a cap on greenhouse gas emissions, provide mechanisms for the sale and tracking of tradable emissions allowances and establish additional compliance and accountability measures. Our electric and natural gas businesses will be impacted by these regulations. The CCA is intended to be consistent with CETA for electric utilities covered by both rules and is not intended to create a secondary financial burden in addition to the costs of complying with CETA. We are continuing to evaluate the impact of these rules on our operations and costs of providing service. We intend to seek recovery of costs associated with implementing the CCA through the ratemaking process.

Washington State Building Codes

In April 2022, the Washington State Building Code Council (SBCC) approved a revised energy code that requires most new commercial buildings and large multifamily buildings to install all-electric space heating. However, an amendment to the code does allow for natural gas to supplement electric heat pumps. Additionally, in November 2022, SBCC approved new building and energy codes for residential housing, requiring new residential buildings in Washington to use electricity as the primary heating source. The State Legislature has the opportunity to reject or alter these new codes during their Regular Session. If there is no action by the Legislature, the new codes will take effect in July 2023.

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

Emissions Performance Standard

Like Washington, Oregon applies a GHG emissions performance standard to electric generation facilities, requiring that any new baseload natural gas plant, non-base load natural gas plant, and non-generating facility reduce its net carbon dioxide emissions 17 percent below the most efficient combustion-turbine plant in the United States. The Oregon Energy Facility Siting Council issues rules periodically to update the standard, as more efficient power plants are built in other states. The standard can be met by any combination of efficiency, cogeneration, and offsets from carbon dioxide mitigation measures. We have thermal generation located in Oregon, and as such this standard applies to that facility. We intend to seek recovery of costs related to ongoing and new requirements through the ratemaking process.

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

Threatened and Endangered Species and Wildlife

A number of species of fish in the Northwest are listed as threatened or endangered under the Federal Endangered Species Act. We are implementing fish protection measures at our hydroelectric project on the Clark Fork River under a 45-year FERC operating license for Cabinet Gorge and Noxon Rapids (issued in 2001) that incorporates a comprehensive settlement agreement. The restoration of native salmonid fish, including bull trout, a threatened species, is a key part of the agreement. The result is a collaborative native salmonid restoration program with the U.S. Fish and Wildlife Service, Native American tribes and the states of Idaho and Montana on the lower Clark Fork River, consistent with requirements of the FERC license. Recent efforts in this program include the development of a permanent fish passage facility at Cabinet Gorge dam, as well as fish capture facilities on tributaries to the Clark Fork River. The U.S. Fish and Wildlife Service issued an updated Critical Habitat Designation for bull trout in 2010 that includes the lower Clark Fork River, as well as portions of the Coeur d'Alene basin within our Spokane River Project area, and issued a final Bull Trout Recovery Plan under the ESA. Regional efforts are underway evaluating the potential of re-establishing anadromous fish above previously blocked areas, including the Spokane River, which is upstream from Grand Coulee dam.

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

Cabinet Gorge Total Dissolved Gas Abatement Plan

AVISTA CORPORATION

Dissolved atmospheric gas levels (referred to as “Total Dissolved Gas” or “TDG”) in the Clark Fork River exceed state of Idaho and federal water quality numeric standards downstream of Cabinet Gorge particularly during periods when excess river flows must be diverted over the spillway. Under the terms of the Clark Fork Settlement Agreement as incorporated in the FERC license for the Clark Fork Project, we work in consultation with agencies, tribes and other stakeholders to address this issue through structural modifications to the spillgates, monitoring and analysis. After extensive testing, Clark Fork Settlement Agreement stakeholders have agreed that no further spillway modifications are justified. For the remainder of the FERC License term, we will continue to mitigate remaining impacts of TDG while periodically considering the potential for new approaches to further reduce TDG. We continue to work with stakeholders to determine the degree to which TDG abatement impacts future mitigation obligations. We have sought, and intends to continue to seek recovery, through the ratemaking process, of all operating and capitalized costs related to this issue.

Other

For other environmental issues and other contingencies see “Note 22 of the Notes to Consolidated Financial Statements.”

Colstrip

Colstrip is a coal-fired generating plant in southeastern Montana that includes four units and which is owned by six separate entities. We have a 15 percent ownership interest in Units 3 and 4. The other owners are Puget Sound Energy, Inc., Portland General Electric Company, NorthWestern, Pacificorp and Talen Montana, LLC (which is also the operator of the plant). In January 2020, the owners of Units 1 and 2, in which the Company has no ownership, closed those two units. The owners of Units 3 and 4 currently share operating and capital costs pursuant to the terms of an operating agreement among them (the Ownership and Operation Agreement). In January 2023, we entered into an agreement with NorthWestern to transfer our ownership of Colstrip. See “Note 22 of the Notes to Consolidated Financial Statements” for further discussion of the agreement.

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

Colstrip Arbitration, Litigation, and Other Contingencies

See “Note 22 of the Notes to Consolidated Financial Statements” for disputes, arbitration, litigations and other contingencies related to Colstrip. We continue to assess the best options for Colstrip in conjunction with our co-owners. We intend to seek recovery of any costs associated with Colstrip through the ratemaking process.

AVISTA CORPORATION

Enterprise Risk Management

The material risks to our businesses are discussed in “Item 1A. Risk Factors,” “Forward-Looking Statements,” as well as “Environmental Issues and Contingencies.” The following discussion focuses on our mitigation processes and procedures to address these risks.

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
• Strategic

Our primary categories of risks are described in “Item 1A. Risk Factors.”

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

AVISTA CORPORATION

Climate Change Risk

Multiple departments at the Company work to mitigate risks related to climate change. Climate change adds uncertainty to existing risks that we have historically managed and mitigated. These efforts are reflected in electric and gas operations, investments in assets and asset reliability and resiliency across the Company’s operations.

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

AVISTA CORPORATION

External Mandates Risk

Oversight of our external mandate risk mitigation strategies is performed by the Environmental, Technology and Operations Committee of our Board of Directors and senior management. We have a Perform Council which meets internally to assess the potential impacts of climate policy to our business and to identify strategies to plan for change. Our Environmental, Social and Governance program creates a framework that is intended to attract investment, enhancement of our brand, and promotion of sustainable long-term growth. We also have employees dedicated to actively engage and monitor federal, state and local government positions and legislative actions that may affect us or our customers.

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

Regulation and Rates

Our Regulatory Affairs department is critical in mitigation of financial risk as they have regular communications with state commission regulators and staff and they monitor and develop rate strategies for the Company. Rate strategies, such as decoupling, help mitigate the impacts of revenue fluctuations due to weather, conservation or the economy.

Weather Risk

To partially mitigate the risk of financial under-performance due to weather-related factors, we developed decoupling rate mechanisms that were approved by the Washington, Idaho and Oregon commissions. Decoupling mechanisms are designed to break the link between a utility's revenues and consumers' energy usage and instead provide revenue based on the number of customers, thus mitigating a large portion of the risk associated with lower customer loads. See “Regulatory Matters” for further discussion of our decoupling mechanisms.

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

The following table summarizes our interest rate swap derivatives outstanding as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31,	December 31,
	2022	2021
Number of agreements	5	16
Notional amount	$50,000	$170,000
Mandatory cash settlement dates	2023 to 2024	2022 to 2024
Short-term derivative assets (1)	$8,536	$—
Long-term derivative assets (1)	2,648	1,149
Short-term derivative liability (1)	(52)	(24,026)
Long-term derivative liability (1)	—	(78)
(1)
There are offsetting regulatory assets and liabilities for these items on the Consolidated Balance Sheets in accordance with regulatory accounting practices.

We estimate that a 10 basis point increase in forward variable interest rates as of December 31, 2022 would increase the interest rate swap derivative net liability by $1.0 million, while a 10 basis point decrease would decrease the interest rate swap derivative net liability by $0.7 million.

We estimated that a 10 basis point increase in forward variable interest rates as of December 31, 2021 would have increased the interest rate swap derivative net liability by $5.3 million, while a 10 basis point decrease would decrease the interest rate swap derivative net liability by $5.4 million.

The interest rate on $51.5 million of long-term debt to affiliated trusts is adjusted quarterly, reflecting current market rates. Amounts borrowed under our committed line of credit agreements have variable interest rates.

AVISTA CORPORATION

The following table shows our long-term debt (including current portion) and related weighted-average interest rates, by expected maturity dates as of December 31, 2022 (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate long-term debt (1)	$13,500	$15,000	$—	$—	$—	$2,285,000	$2,313,500	$1,848,361
Weighted-average interest rate	7.35%	3.44%	—	—	—	4.21%	4.22%
Variable rate long-term debt to affiliated trusts	—	—	—	—	—	$51,547	$51,547	$42,836
Weighted-average interest rate	—	—	—	—	—	5.64%	5.64%
(1)
These balances include the fixed rate long-term debt of Avista Corp., AEL&P and AERC.

Our pension plan is exposed to interest rate risk because the value of pension obligations and other post-retirement obligations varies directly with changes in the discount rates, which are derived from end-of-year market interest rates. In addition, the value of pension investments and potential income on pension investments is partially affected by interest rates because a portion of pension investments are in fixed income securities. Oversight of our pension plan investment strategies is performed by the Finance Committee of the Board of Directors, which approves investment and funding policies, objectives and strategies that seek an appropriate return for the pension plan. We manage interest rate risk associated with our pension and other post-retirement benefit plans by investing a targeted amount of pension plan assets in fixed income investments that have maturities with similar profiles to future projected benefit obligations. See “Note 12 of the Notes to Consolidated Financial Statements” for further discussion of our investment policy associated with the pension plan assets.

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

As of December 31, 2022, we had cash deposited as collateral of $171.6 million and letters of credit of $49.4 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at December 31, 2022 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (dollars in thousands):

December 31, 2022
Additional collateral taking into account contractual thresholds	$48,144
Additional collateral without contractual thresholds	63,340

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of December 31, 2022, we had interest rate swap agreements outstanding with a notional amount totaling $50.0 million and we had deposited no cash as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at December 31, 2022, we would potentially be required to post the following additional collateral (dollars in thousands):

December 31, 2022
Additional collateral taking into account contractual thresholds (1)	$—
Additional collateral without contractual thresholds	52
(1)
This amount is different from the amount disclosed in “Note 8 of the Notes to Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 8, this analysis also takes into account contractual threshold limits that are not considered in Note 8.

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

Further information for derivatives and fair values is disclosed at “Note 8 of the Notes to Consolidated Financial Statements” and “Note 18 of the Notes to Consolidated Financial Statements.”

AVISTA CORPORATION

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

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2022 that are expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2025:

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2023	$1,120	$—	$(33,150)	$62,753	$(2,374)	$(20,018)	$17,166	$(137,585)
2024	—	—	162	(3,879)	—	—	(4,968)	(5,790)
2025	—	—	135	(220)	—	—	(2,924)	(701)

AVISTA CORPORATION

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2021 that were expected to settle in each respective year (dollars in thousands). There were no expected deliveries of energy commodity derivatives after 2025:

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

See “Item 1. Business – Electric Operations” and “Item 1. Business – Natural Gas Operations,” for additional discussion of the risks associated with Energy Commodities.

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

See “Item 1. Business, Regulatory Issues” through “Item 1. Business, Reliability Standards” and “Environmental Issues and Contingencies” for further discussion of compliance issues that impact our Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in the Enterprise Risk Management section of “Item 7. Management’s Discussion and Analysis” and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm and Financial Statements begin on the next page.

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avista Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avista Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements - Refer to Note 7, 18

Critical Audit Matter Description

The Company recorded a significant gain associated with the election of the fair value option for the measurement of certain investments in equity securities without a readily determinable fair value. The fair value is based on significant unobservable inputs that reflect management's determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America

AVISTA CORPORATION

Such investments are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs for which a market approach is generally used to determine the fair value of the equity instruments. The fair value of the Company's Level 3 investments was $54,284 million as of December 31, 2022.

How the Critical Audit Matter Was Addressed in the Audit

We identified the recording of the valuation of the Level 3 investments upon election of the fair value option as a critical audit matter due to the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of these investments.

This required a high degree of auditor judgement and increased effort, including the need to involve fair value specialists who possess significant quantitative and modeling expertise, to obtain and understating of the appropriateness of the model and to audit and evaluate the assumptions and the weighting of the best available pricing inputs in determining the fair value of these investments.

Our audit procedures related to the valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•
We tested the effectiveness of controls over management's valuation of Level 3 investments, including those related to the maintenance of the Company’s investment accounting policy, valuation techniques and significant unobservable inputs.
•
We evaluated the Company’s accounting for the investments in accordance with the fair value option under generally accepted accounting principles.
•
We obtained an understanding of the methods, valuation models, and assumptions for the unobservable inputs used to derive the pricing information as part of the procedures to test the fair value estimates.
•
We obtained an understanding of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of significant unobservable inputs.
•
For selected Level 3 investments, we utilized fair value specialists to assist in validating the appropriateness of the valuation techniques and valuation assumptions and to test the valuation by developing an independent expectation to compare to management’s estimate. We also assessed the reasonableness of the business assumptions used in the valuation.

/s/ Deloitte & Touche LLP

Portland, Oregon

February 21, 2023

We have served as the Company's auditor since 1933.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Years Ended December 31

Dollars in thousands, except per share amounts

	2022	2021	2020
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$1,742,876	$1,445,000	$1,324,091
Alternative revenue programs	(33,357)	(6,635)	(3,814)
Total utility revenues	1,709,519	1,438,365	1,320,277
Non-utility revenues	688	571	1,614
Total operating revenues	1,710,207	1,438,936	1,321,891
Operating Expenses:
Utility operating expenses:
Resource costs	735,862	497,123	398,509
Other operating expenses	405,165	366,125	354,614
Depreciation and amortization	253,017	231,915	223,507
Taxes other than income taxes	114,193	109,353	106,501
Non-utility operating expenses:
Other operating expenses	11,603	5,927	5,344
Depreciation and amortization	125	261	716
Total operating expenses	1,519,965	1,210,704	1,089,191
Income from operations	190,242	228,232	232,700
Interest expense	117,634	105,731	104,348
Interest expense to affiliated trusts	1,058	421	713
Capitalized interest	(3,718)	(3,987)	(4,083)
Other income-net	(62,717)	(33,298)	(4,817)
Income before income taxes	137,985	159,365	136,539
Income tax expense (benefit)	(17,191)	12,031	7,051
Net income	155,176	147,334	129,488
Weighted-average common shares outstanding (thousands), basic	72,989	69,951	67,962
Weighted-average common shares outstanding (thousands), diluted	73,093	70,085	68,102
Earnings per common share:
Basic	$2.13	$2.11	$1.91
Diluted	$2.12	$2.10	$1.90

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Years Ended December 31

Dollars in thousands

	2022	2021	2020
Net income	$155,176	$147,334	$129,488
Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $2,387, $888 and $(1,095), respectively	8,981	3,339	(4,119)
Total other comprehensive income (loss)	8,981	3,339	(4,119)
Comprehensive income	164,157	150,673	125,369

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED BALANCE SHEETS

Avista Corporation

As of December 31

Dollars in thousands

	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$13,428	$22,168
Accounts and notes receivable, net	255,746	203,035
Materials and supplies, fuel stock and stored natural gas	107,674	84,733
Regulatory assets	193,787	43,783
Other current assets	151,167	80,754
Total current assets	721,802	434,473
Net utility property	5,444,709	5,225,515
Goodwill	52,426	52,426
Non-current regulatory assets	833,328	860,626
Other property and investments-net and other non-current assets	365,085	280,543
Total assets	$7,417,350	$6,853,583
Liabilities and Equity:
Current Liabilities:
Accounts payable	$202,954	$133,096
Current portion of long-term debt	13,500	250,000
Short-term borrowings	463,000	284,000
Regulatory liabilities	95,665	77,149
Other current liabilities	189,415	168,861
Total current liabilities	964,534	913,106
Long-term debt	2,281,013	1,898,370
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	93,901	153,467
Deferred income taxes	674,995	642,709
Non-current regulatory liabilities	840,837	861,515
Other non-current liabilities and deferred credits	175,855	178,125
Total liabilities	5,082,682	4,698,839
Commitments and Contingencies (See Notes to Consolidated Financial Statements)
Equity:
Common stock, no par value; 200,000,000 shares authorized; 74,945,948 and 71,497,523 shares issued and outstanding, respectively	1,525,185	1,380,152
Accumulated other comprehensive loss	(2,058)	(11,039)
Retained earnings	811,541	785,631
Total equity	2,334,668	2,154,744
Total liabilities and equity	$7,417,350	$6,853,583

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Years Ended December 31

Dollars in thousands

	2022	2021	2020
Operating Activities:
Net income	$155,176	$147,334	$129,488
Non-cash items included in net income:
Depreciation and amortization	253,142	232,176	224,223
Provision for deferred income taxes	(18,231)	11,224	44,964
Power and natural gas cost amortizations (deferrals), net	(78,350)	(51,847)	(9,923)
Amortization of debt expense	1,974	2,606	3,237
Stock-based compensation expense	8,717	4,713	5,846
Equity-related AFUDC	(6,704)	(7,004)	(6,970)
Pension and other postretirement benefit expense	32,173	29,077	33,812
Other regulatory assets and liabilities and deferred debits and credits	(20,409)	676	10,287
Change in decoupling regulatory deferral	33,469	6,056	2,971
Realized and unrealized gains on assets and investments	(50,006)	(23,187)	(5,170)
Other	11,957	(2,859)	2,373
Contributions to defined benefit pension plan	(42,000)	(42,000)	(22,000)
Cash paid on settlement of interest rate swap agreements	(17,035)	(17,568)	(33,499)
Cash received on settlement of interest rate swap agreements	—	324	—
Changes in certain current assets and liabilities:
Accounts and notes receivable	(56,007)	(46,107)	(10,960)
Materials and supplies, fuel stock and stored natural gas	(22,941)	(17,282)	(868)
Collateral posted for derivative instruments	(141,014)	(17,564)	1,579
Income taxes receivable	(1,125)	20,199	(41,363)
Other current assets	(6,613)	930	(2,401)
Accounts payable	65,928	33,369	(10,152)
Other current liabilities	22,106	4,074	15,530
Net cash provided by operating activities	124,207	267,340	331,004
Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(451,995)	(439,939)	(404,306)
Issuance of notes receivable	(2,745)	(1,841)	(4,393)
Equity and property investments	(10,642)	(16,001)	(5,925)
Proceeds from sale of investments	1,000	8,306	6,786
Other	4,144	4,559	(2,905)
Net cash used in investing activities	$(460,238)	$(444,916)	$(410,743)

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Years Ended December 31

Dollars in thousands

	2022	2021	2020
Financing Activities:
Net increase in short-term borrowings	$179,000	$81,000	$17,200
Proceeds from issuance of long-term debt	399,856	140,000	165,000
Maturity of long-term debt and finance leases	(253,085)	(2,935)	(54,800)
Issuance of common stock, net of issuance costs	137,778	89,998	72,200
Cash dividends paid	(129,061)	(118,211)	(110,254)
Other	(7,197)	(4,304)	(5,307)
Net cash provided by financing activities	327,291	185,548	84,039
Net increase (decrease) in cash and cash equivalents	(8,740)	7,972	4,300
Cash and cash equivalents at beginning of year	22,168	14,196	9,896
Cash and cash equivalents at end of year	$13,428	$22,168	$14,196
Supplemental Cash Flow Information:
Cash paid (received) during the year:
Interest	$107,468	$98,592	$97,717
Income taxes paid	2,251	3,652	1,901
Income tax refunds	(86)	(22,330)	(918)
Non-cash financing and investing activities:
Accounts payable for capital expenditures	27,708	23,938	32,039

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Years Ended December 31

Dollars in thousands, except per share amounts

	2022	2021	2020
Common Stock, Shares:
Shares outstanding at beginning of year	71,497,523	69,238,901	67,176,996
Shares issued through equity compensation plans	123,631	93,806	139,726
Shares issued through Employee Investment Plan	14,306	14,480	17,179
Shares issued through sales agency agreements	3,310,488	2,150,336	1,905,000
Shares outstanding at end of year	74,945,948	71,497,523	69,238,901
Common Stock, Amount:
Balance at beginning of year	$1,380,152	$1,286,068	$1,210,741
Equity compensation expense	7,567	5,079	5,535
Issuance of common stock through equity compensation plans	1,150	931	965
Issuance of common stock through Employee Investment Plan	605	610	674
Issuance of common stock through sales agency agreements, net of issuance costs	137,173	88,457	70,561
Payment of minimum tax withholdings for share-based payment awards	(1,462)	(993)	(2,408)
Balance at end of year	1,525,185	1,380,152	1,286,068
Accumulated Other Comprehensive Loss:
Balance at beginning of year	(11,039)	(14,378)	(10,259)
Other comprehensive income (loss)	8,981	3,339	(4,119)
Balance at end of year	(2,058)	(11,039)	(14,378)
Retained Earnings:
Balance at beginning of year	785,631	758,036	738,802
Net income	155,176	147,334	129,488
Dividends on common stock	(129,266)	(119,739)	(110,254)
Balance at end of year	811,541	785,631	758,036
Total equity	$2,334,668	$2,154,744	$2,029,726
Dividends declared per common share	$1.76	$1.69	$1.62

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
•
contingent liabilities,
•
goodwill impairment testing,
•
fair value of equity investments,
•
recoverability of regulatory assets, and
•
unbilled revenues.

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

AVISTA CORPORATION

Depreciation

For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing composite rates for utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives. For utility operations, the ratio of depreciation provisions to average depreciable property was as follows for the years ended December 31:

	2022	2021	2020
Avista Utilities
Ratio of depreciation to average depreciable property	3.50%	3.54%	3.43%
Alaska Electric Light and Power Company
Ratio of depreciation to average depreciable property	2.78%	2.77%	2.77%

The average service lives for the following broad categories of utility plant in service are (in years):

	Avista Utilities	Alaska Electric Light and Power Company
Electric thermal/other production	26	41
Hydroelectric production	79	42
Electric transmission	50	43
Electric distribution	39	39
Natural gas distribution property	44	N/A
Other shorter-lived general plant	8	19

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

The effective AFUDC rate was the following for the years ended December 31:

	2022	2021	2020
Avista Utilities	7.12%	7.19%	7.25%
Alaska Electric Light and Power Company	8.08%	8.90%	8.04%

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

AVISTA CORPORATION

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

The Company did not incur any penalties on income tax positions in 2022, 2021 or 2020. The Company would recognize interest accrued related to income tax positions as interest expense and any penalties incurred as other operating expense.

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

The Company recorded stock-based compensation expense (included in other operating expenses) and income tax benefits in the Consolidated Statements of Income of the following amounts for the years ended December 31 (dollars in thousands):

	2022	2021	2020
Stock-based compensation expense	$7,567	$4,713	$5,846
Income tax benefits	1,589	990	1,228
Excess tax expenses on settled share-based employee payments	(19)	(909)	(165)

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

AVISTA CORPORATION

The following table summarizes the number of grants, vested and unvested shares, earned shares (based on market metrics), and other pertinent information related to the Company's stock compensation awards for the years ended December 31:

	2022	2021	2020
Restricted Shares
Shares granted during the year	115,746	62,594	45,540
Shares vested during the year	44,829	34,854	56,203
Unvested shares at end of year	157,860	96,127	71,706
Unrecognized compensation expense at end of year (in thousands)	$3,923	$2,215	$2,003
TSR Awards
TSR shares granted during the year	69,814	64,910	47,848
TSR shares vested during the year	43,730	77,174	71,299
TSR shares earned based on market metrics	48,890	58,652	—
Unvested TSR shares at end of year	130,567	107,854	122,133
Unrecognized compensation expense at end of year (in thousands)	$3,533	$2,653	$2,296
CEPS Awards
CEPS shares granted during the year	69,814	64,910	47,848
CEPS shares vested during the year	43,730	38,590	35,622
CEPS shares earned based on market metrics	—	26,627	63,763
Unvested CEPS shares at end of year	130,567	107,854	83,464
Unrecognized compensation expense at end of year (in thousands)	$2,471	$1,223	$1,090

Outstanding restricted, TSR and CEPS share awards include a dividend component that is paid in cash. A liability for the dividends payable related to these awards is accrued as dividends are announced throughout the life of the award. As of December 31, 2022 and 2021, the Company had recognized a liability of $1.7 million and $1.5 million, respectively, related to the dividend equivalents payable on the outstanding and unvested share grants.

Other Income - Net

Other income - net consisted of the following items for the years ended December 31 (dollars in thousands):

	2022	2021	2020
Interest income	$(1,957)	$(1,943)	$(1,952)
Interest on regulatory deferrals	(1,914)	(1,206)	(1,222)
Equity-related AFUDC	(6,704)	(7,004)	(6,970)
Non-service portion of pension and other postretirement benefit expenses	(3,037)	1,386	6,433
Earnings on investments	(48,492)	(21,402)	(905)
Other income	(613)	(3,129)	(201)
Total	$(62,717)	$(33,298)	$(4,817)

Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income by diluted weighted-average common shares outstanding during the period, including common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalent shares include shares issuable under contingent stock awards. See Note 21 for earnings per common share calculations.

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

	2022	2021	2020
Allowance as of the beginning of the year	$10,465	$11,387	$2,419
Additions expensed during the year (1)	149	9,279	11,280
Net deductions (2)	(4,141)	(10,201)	(2,312)
Allowance as of the end of the year	$6,473	$10,465	$11,387
(1)
Increases in 2021 and 2020 related to COVID-19 bad debt expense in excess of the amount recovered through rates.
(2)
Increase in 2021 relates to COVID forgiveness program. The Company also received support from various government agencies in 2022 in the amount of $6.1 million, which was applied to overdue customer accounts.

Utility Plant in Service

The cost of additions to utility plant in service, including an allowance for funds used during construction and replacements of units of property and improvements, is capitalized. The cost of depreciable units of property retired plus the cost of removal less salvage is charged to accumulated depreciation.

Asset Retirement Obligations

The Company records the fair value of a liability for an ARO in the period in which it is incurred. When the liability is initially recorded, the associated costs of the ARO are capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the related capitalized costs are depreciated over the useful life of the related asset. In addition, if there are changes in the estimated timing or estimated costs of the AROs, adjustments are recorded during the period new information becomes available as an increase or decrease to the liability, with the offset recorded to the related long-lived asset. Upon retirement of the asset, the Company either settles the ARO for its recorded amount or recognizes a regulatory asset or liability for the difference, which will be surcharged/refunded to customers through the ratemaking process. The Company records regulatory assets and liabilities for the difference between asset retirement costs currently recovered in rates and AROs recorded since asset retirement costs are recovered through rates charged to customers (see Note 11 for further discussion of the Company's AROs).

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

	2022	2021
Regulatory liability for utility plant retirement costs	$376,817	$350,190

Goodwill

Goodwill arising from acquisitions represents the future economic benefit arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company evaluates goodwill for impairment using a fair value to carrying amount comparison (Step 1). The Company completed its annual evaluation of goodwill for potential impairment as of November 30, 2022 and determined that goodwill was not impaired at that time (carrying value was less than the determined fair value). There were no events or circumstances that changed between November 30, 2022 and December 31, 2022 that would more likely than not reduce the fair values of the reporting units below their carrying amounts.

AVISTA CORPORATION

There were no changes in the carrying amount of goodwill during 2021 and 2022 and the balance was as follows (dollars in thousands):

	AEL&P	Accumulated Impairment Losses	Total
Balance as of December 31, 2021 and 2022	$52,426	$-	$52,426

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

Fair Value Measurements

Fair value represents the price that would be received when selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Energy commodity derivative assets and liabilities, deferred compensation assets, some equity investments, as well as derivatives related to interest rate swap derivatives and foreign currency exchange derivatives, are reported at estimated fair value on the Consolidated Balance Sheets. See Note 18 for the Company’s fair value disclosures.

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

AVISTA CORPORATION

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

The appropriated retained earnings amounts included in retained earnings were as follows as of December 31 (dollars in thousands):

	2022	2021
Appropriated retained earnings	$57,231	$53,620

Contingencies

The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual, if there is a reasonable possibility that a material loss may be incurred. As of December 31, 2022, the Company has not recorded any significant amounts related to unresolved contingencies. See Note 22 for further discussion of the Company's commitments and contingencies.
NOTE 2. NEW ACCOUNTING STANDARDS

ASU 2022-03 "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The purpose of this guidance is to clarify that a contractual restriction on the ability to sell an equity security is not considered part of the unit of account of the equity security, and therefore should not be considered when measuring the equity security's fair value. Additionally, an entity cannot separately recognize and measure a contractual sale restriction. This guidance also adds specific disclosures related to equity securities that are subject to contractual sale restrictions, including (i) the fair value of equity securities subject to contractual sale restrictions reflected in

AVISTA CORPORATION

the balance sheet and (ii) the nature and remaining duration of the restrictions, and (iii) the circumstances that could cause a lapse in the restrictions. The amendments are effective on January 1, 2024, with early adoption permitted. The amendments must be applied using a prospective approach with any adjustments from the adoption of the amendments recognized in earnings and disclosed upon adoption. The Company does not expect the impact of these amendments to be material.

NOTE 3. BALANCE SHEET COMPONENTS

Materials and Supplies, Fuel Stock and Stored Natural Gas

Inventories of materials and supplies, fuel stock and stored natural gas are recorded at average cost for regulated operations and the lower of cost or market for non-regulated operations and consisted of the following as of December 31 (dollars in thousands):

	2022	2021
Materials and supplies	$75,766	$62,003
Stored natural gas	26,788	17,604
Fuel stock	5,120	5,126
Total	$107,674	$84,733

Other Current Assets

Other current assets consisted of the following as of December 31 (dollars in thousands):

	2022	2021
Collateral posted for derivative instruments after netting with outstanding derivative liabilities	$66,142	$21,477
Prepayments	30,201	24,387
Income taxes receivable	30,740	29,615
Derivative assets net of collateral	18,198	1,442
Other	5,886	3,833
Total	$151,167	$80,754

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of December 31 (dollars in thousands):

	2022	2021
Equity investments	$147,809	$91,057
Operating lease ROU assets	68,238	70,133
Finance lease ROU assets	40,056	43,697
Non-utility property	25,401	20,033
Notes receivable	17,954	14,949
Long-term prepaid license fees	17,936	8,465
Pension assets	13,382	—
Investment in affiliated trust	11,547	11,547
Deferred compensation assets	7,541	9,513
Other	15,221	11,149
Total	$365,085	$280,543

AVISTA CORPORATION

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (dollars in thousands):

	2022	2021
Accrued taxes other than income taxes	$38,568	$41,706
Employee paid time off accruals	29,279	27,741
Accrued interest	20,863	17,538
Pensions and other postretirement benefits	15,625	13,582
Derivative liabilities	26,910	28,801
Deferred wholesale revenue	8,481	884
Other	49,689	38,609
Total	$189,415	$168,861

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of December 31 (dollars in thousands):

	2022	2021
Operating lease liabilities	$64,284	$66,068
Finance lease liabilities	42,495	45,730
Deferred investment tax credits	28,784	29,313
Asset retirement obligations	15,783	17,142
Derivative liabilities	7,892	4,525
Other	16,617	15,347
Total	$175,855	$178,125

NOTE 4. REVENUE

ASC 606 defines the core principle of the revenue recognition model is that an entity should identify the various performance obligations in a contract, allocate the transaction price among the performance obligations and recognize revenue when (or as) the entity satisfies each performance obligation.

Utility Revenues

Revenue from Contracts with Customers

General

The majority of Avista Corp.’s revenue is from rate-regulated sales of electricity and natural gas to retail customers, which has two performance obligations, (1) having service available for a specified period (typically a month at a time) and (2) the delivery of energy to customers. The total energy price generally has a fixed component (basic charge) related to having service available and a usage-based component, related to the delivery and consumption of energy. The commodity is sold and/or delivered to and consumed by the customer simultaneously, and the provisions of the relevant utility commission authorization determine the charges the Company may bill the customer. Since all revenue recognition criteria are met upon the delivery of energy to customers, revenue is recognized immediately.

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

Tariff sales involve the current provision of commodity service (electricity and/or natural gas) to customers for a price that generally has a basic charge and a usage-based component. Tariff rates also include certain pass-through costs to customers such as natural gas costs, retail revenue credits and other miscellaneous regulatory items that do not impact net income, but can cause total revenue to fluctuate significantly up or down compared to previous periods. The commodity is sold and/or delivered

AVISTA CORPORATION

to and consumed by the customer simultaneously, and the provisions of the relevant tariff determine the charges the Company may bill the customer, payment due date, and other pertinent rights and obligations of both parties. Generally, tariff sales do not involve a written contract. Since all revenue recognition criteria are met upon the delivery of energy to customers, revenue is recognized immediately at that time.

Revenues from contracts with customers are presented in the Consolidated Statements of Income in the line item “Utility revenues, exclusive of alternative revenue programs.”

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
tariff rates,
•
meter reading dates,
•
actual native load for electricity,
•
actual throughput for natural gas, and
•
electric line losses and natural gas system losses.

Any difference between actual and estimated revenue is automatically corrected in the following month when the meter reading and customer billing occurs.

Accounts receivable includes unbilled energy revenues of the following amounts as of December 31 (dollars in thousands):

	2022	2021
Unbilled accounts receivable	$81,691	$74,479

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

Alternative Revenue Programs (Decoupling)

ASC 606 retained existing GAAP associated with alternative revenue programs, which specified that alternative revenue programs are contracts between an entity and a regulator of utilities, not a contract between an entity and a customer. GAAP requires that an entity present revenue arising from alternative revenue programs separately from revenues arising from contracts with customers on the Consolidated Statements of Income. The Company's decoupling mechanisms (also known as a FCA in Idaho) qualify as alternative revenue programs. Decoupling revenue deferrals are recognized in the Consolidated Statements of Income during the period they occur (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage), subject to certain limitations, and a regulatory asset or liability is established which will be surcharged or rebated to customers in future periods. GAAP requires that for any alternative revenue program, like decoupling, the revenue must be expected to be collected from customers within 24 months of the deferral to qualify for recognition in the Consolidated Statements of Income. Any amounts included in the Company's decoupling program that are not expected to be collected from customers within 24 months are not recorded in the financial statements until the period in which revenue recognition criteria are met. The amounts expected to be collected from customers within 24 months represents an estimate which must be made by the Company on an ongoing basis due to it being based on the volumes of electric and natural gas sold to customers on a go-forward basis.

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

Utility-related taxes collected from customers (primarily state excise taxes and city utility taxes) are taxes imposed on Avista Utilities as opposed to being imposed on customers; therefore, Avista Utilities is the taxpayer and records these transactions on a gross basis in revenue from contracts with customers and operating expense (taxes other than income taxes). The utility-related taxes collected from customers at AEL&P are imposed on the customers rather than AEL&P; therefore, the customers are the taxpayers and AEL&P is acting as their agent. As such, these transactions at AEL&P are presented on a net basis within revenue from contracts with customers.

Utility-related taxes that were included in revenue from contracts with customers were as follows for the years ended December 31 (dollars in thousands):

	2022	2021	2020
Utility-related taxes	$69,931	$62,736	$59,319

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year. As of December 31, 2022, the Company estimates it had unsatisfied capacity performance obligations of $11.7 million, which will be recognized as revenue in future periods as the

AVISTA CORPORATION

capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the years ended December 31 (dollars in thousands):

	2022	2021	2020
Avista Utilities
Revenue from contracts with customers	$1,400,027	$1,233,904	$1,157,746
Derivative revenues	286,309	152,590	110,313
Alternative revenue programs	(33,357)	(6,635)	(3,814)
Deferrals and amortizations for rate refunds to customers	207	2,984	5,335
Other utility revenues	10,629	10,156	7,888
Total Avista Utilities	1,663,815	1,392,999	1,277,468
AEL&P
Revenue from contracts with customers	45,703	45,051	42,624
Deferrals and amortizations for rate refunds to customers	(614)	(190)	(190)
Other utility revenues	615	505	375
Total AEL&P	45,704	45,366	42,809
Other
Revenue from contracts with customers	—	2	564
Other revenues	688	569	1,050
Total Other	688	571	1,614
Total operating revenues	$1,710,207	$1,438,936	$1,321,891

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the years ended December 31 (dollars in thousands):

	2022			2021			2020
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$414,823	$19,667	$434,490	$394,717	$18,940	$413,657	$377,785	$18,618	$396,403
Commercial and governmental	338,656	25,782	364,438	326,173	25,861	352,034	303,972	23,754	327,726
Industrial	107,740	—	107,740	106,756	—	106,756	103,103	—	103,103
Public street and highway lighting	7,483	254	7,737	7,472	250	7,722	7,303	252	7,555
Total retail revenue	868,702	45,703	914,405	835,118	45,051	880,169	792,163	42,624	834,787
Transmission	32,307	—	32,307	21,005	—	21,005	18,236	—	18,236
Other revenue from contracts with customers	49,920	—	49,920	33,870	—	33,870	19,252	—	19,252
Total revenue from contracts with customers	$950,929	$45,703	$996,632	$889,993	$45,051	$935,044	$829,651	$42,624	$872,275

AVISTA CORPORATION

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the years ended December 31 (dollars in thousands):

	2022	2021	2020
	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$284,452	$221,405	$213,612
Commercial	139,923	100,819	94,937
Industrial and interruptible	10,471	7,796	7,128
Total retail revenue	434,846	330,020	315,677
Transportation	8,627	8,547	7,917
Other revenue from contracts with customers	5,625	5,344	4,501
Total revenue from contracts with customers	$449,098	$343,911	$328,095

NOTE 5. LEASES

ASC 842 outlines a model for lease accounting. The core principle of the model is that an entity should recognize the ROU assets and liabilities from leases on the balance sheet and depreciate or amortize the asset and liability over the term of the lease, as well as provide disclosure to enable users of the consolidated financial statements to assess the amount, timing, and uncertainty of cash flows from leases.

Significant Judgments and Assumptions

The Company determines if an arrangement is a lease, as well as its classification, at its inception.

ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments. Operating and finance lease ROU assets and lease liabilities are recognized at the commencement date of the agreement based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The implicit rate is used when it is readily determinable. The operating and finance lease ROU assets also include any lease payments made and exclude lease incentives, if any, that accrue to the benefit of the lessee.

Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. The difference between lease expense and cash paid for leased assets is recognized as a regulatory asset or regulatory liability.

Description of Leases

Operating Leases

The Company's most significant operating lease is with the State of Montana associated with submerged land around the Company's hydroelectric facilities in the Clark Fork River basin, which expires in 2046. The terms of this lease are subject to adjustment - depending on the outcome of ongoing litigation between the State of Montana and NorthWestern. In addition, the State of Montana and Avista Corp. are engaged in litigation regarding lease terms, including how much money, if any, the State of Montana should return to Avista Corp. Amounts recorded for this lease are uncertain and amounts may change in the future depending on the outcome of the ongoing litigation. Any reduction in future lease payments or the return of previously paid amounts to Avista Corp. will be included in the future ratemaking process.

In addition to the lease with the State of Montana, the Company also has other operating leases for land associated with its utility operations, as well as communication sites which support network and radio communications within its service territory. The Company's leases have remaining terms of 1 to 71 years. Most of the Company's leases include options to extend the lease term for periods of 5 to 50 years. Options are exercised at the Company's discretion.

AVISTA CORPORATION

Certain of the Company's lease agreements include rental payments which are periodically adjusted over the term of the agreement based on the consumer price index. The Company's lease agreements do not include any material residual value guarantees or material restrictive covenants.

Avista Corp. does not record leases with a term of 12 months or less in the Consolidated Balance Sheets. Total short-term lease costs for the year ended December 31, 2022 are immaterial.

Finance Lease

AEL&P has a PPA which is a finance lease for accounting purposes related to the Snettisham hydroelectric project, which expires in 2034. For ratemaking purposes, this lease is an operating lease with a constant level of annual rental expense (straight line rent expense). Because of this regulatory treatment, any difference between the operating lease expense for ratemaking purposes and the expenses recognized under GAAP (interest expense and amortization of the finance lease ROU asset) is recorded as a regulatory asset and amortized during the later years of the lease when the finance lease expense is less than the operating lease expense included in base rates. The amortization of the ROU asset is included in depreciation and amortization and the interest associated with the lease liability is included in interest expense on the Consolidated Statements of Income.

The components of lease expense were as follows for the year ended December 31 (dollars in thousands):

	2022	2021
Operating lease cost:
Fixed lease cost (Other operating expenses)	$4,986	$4,970
Variable lease cost (Other operating expenses)	1,567	1,180
Total operating lease cost	$6,553	$6,150

Finance lease cost:
Amortization of ROU asset (Depreciation and amortization)	$3,641	$3,641
Interest on lease liabilities (Interest expense)	2,375	2,522
Total finance lease cost	$6,016	$6,163

Supplemental cash flow information related to leases was as follows for the year ended December 31 (dollars in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows:
Operating lease payments	$4,828	$4,805
Interest on finance lease	2,375	2,522
Total operating cash outflows	$7,203	$7,327

Finance cash outflows:
Principal payments on finance lease	$3,085	$2,935

AVISTA CORPORATION

Supplemental balance sheet information related to leases was as follows for December 31 (dollars in thousands):

	December 31,	December 31,
	2022	2021
Operating Leases
Operating lease ROU assets (Other property and investments-net and other non-current assets)	$68,238	$70,133

Other current liabilities	$4,349	$4,301
Other non-current liabilities and deferred credits	64,284	66,068
Total operating lease liabilities	$68,633	$70,369

Finance Leases
Finance lease ROU assets (Other property and investments-net and other non-current assets)	$40,056	$43,697

Other current liabilities	$3,235	$3,085
Other non-current liabilities and deferred credits	42,495	45,730
Total finance lease liabilities	$45,730	$48,815

Weighted Average Remaining Lease Term
Operating leases	23.28 years	24.22 years
Finance leases	5.42 years	6.32 years

Weighted Average Discount Rate
Operating leases	4.28%	4.28%
Finance leases	4.07%	4.35%

Maturities of lease liabilities (including principal and interest) were as follows as of December 31, 2022 (dollars in thousands):

	Operating Leases	Finance Leases
2023	$4,850	$5,456
2024	4,877	5,459
2025	4,884	5,454
2026	4,869	5,456
2027	4,880	5,458
Thereafter	86,991	32,748
Total lease payments	$111,351	$60,031
Less: imputed interest	(42,718)	(14,301)
Total	$68,633	$45,730

Maturities of lease liabilities (including principal and interest) were as follows as of December 31, 2021 (dollars in thousands):

	Operating Leases	Finance Leases
2022	$4,820	$5,460
2023	4,849	5,456
2024	4,875	5,459
2025	4,882	5,454
2026	4,867	5,456
Thereafter	91,845	38,204
Total lease payments	$116,138	$65,489
Less: imputed interest	(45,769)	(16,674)
Total	$70,369	$48,815

AVISTA CORPORATION

NOTE 6. VARIABLE INTEREST ENTITIES

Lancaster Power Purchase Agreement

The Company has a PPA for the purchase of all the output of the Lancaster Plant, a 270 MW natural gas-fired combined cycle combustion turbine plant located in Kootenai County, Idaho, owned by an unrelated third-party (Rathdrum Power LLC(Rathdrum)), through 2026.

Avista Corp. has a variable interest in Rathdrum through the PPA. Accordingly, Avista Corp. made an evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of Rathdrum and which interest holders have the obligation to absorb losses or receive benefits that could be significant to Rathdrum. Avista Corp. pays a fixed capacity and operations and maintenance payment and certain monthly variable costs under the PPA. Under the terms of the PPA, Avista Corp. makes the dispatch decisions, provides all natural gas fuel and receives all of the electric energy output from the plant. However, Rathdrum as the owner of the plant controls the daily operation of the plant and makes operating and maintenance decisions, both during the term of the PPA and after its expiration in 2026. Also, Rathdrum controls the rights and obligations with respect to the plant after the PPA expiration and Avista Corp. will not have further obligations with respect to the plant. It is estimated that the plant will have 15 to 25 years of useful life after that time. Rathdrum bears the maintenance risk of the plant and will receive the residual value of the plant. Avista Corp. has no debt or equity investments in the Lancaster Plant and does not provide financial support through liquidity arrangements or other commitments (other than the PPA). Based on its analysis, Avista Corp. does not consider itself to be the primary beneficiary of Rathdrum or the plant. Accordingly, neither the Lancaster Plant nor Rathdrum is included in Avista Corp.’s consolidated financial statements. The Company has a future contractual obligation of $117.4 million under the PPA (representing the fixed capacity and operations and maintenance payments through 2026) and believes this would be its maximum exposure to loss. The Company believes that such costs will be recovered through retail rates.

Limited Partnerships and Similar Entities

Under GAAP, a limited partnership or similar legal entity that is the functional equivalent of a limited partnership is considered a VIE regardless of whether it otherwise qualifies as a voting interest entity unless a simple majority or lower threshold of the “unrelated” limited partners (i.e., parties other than the general partner, entities under common control with the general partner, and other parties acting on behalf of the general partner) have substantive kick-out rights (including liquidation rights) or participating rights.

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

Avista Corp. participates in profits and losses of the investment funds based on its ownership percentage and its losses are capped at its total initial investment in the funds. Equity investments in VIEs are accounted for under the equity method (see Note 7). As of December 31, 2022, Avista Corp. has invested $63.4 million in these investment funds, with an additional commitment of $25.6 million remaining to be invested. The Company is not allowed to withdraw any capital contributions from any investment fund until after that fund expiration date and all liabilities of that fund are settled. The expiration dates range from 2025 to 2036, with some investments having no termination date (as they are perpetual). As of December 31, 2022, the Company has a total carrying amount of $79.8 million in these VIEs, including $70.2 million of equity investments and $9.6 million of notes receivable.

NOTE 7. EQUITY INVESTMENTS

The Company has equity investment holdings that are accounted for under the equity method, at fair value, or using the fair value measurement alternative provided for in ASC 321, adjusting cost for impairment and observable price changes.

AVISTA CORPORATION

The following table summarizes Avista Corp.’s equity investments, which are included in “Other property and investments- net and other non-current assets” on the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	2022	2021
Equity method investments	$70,196	$66,896
Investments without readily determinable fair value
Non-recurring fair value	23,329	24,161
Recurring fair value	54,284	—
Total	$147,809	$91,057

Equity Method Investments

The Company has investments in limited partnerships (or the functional equivalent) where Avista Corp. is a limited partner investor in an investment fund. Holdings in these investment funds are accounted for under the equity method. Underlying investments held by the funds are recorded at fair value by the fund, and Avista Corp. recognizes its share of the fund's profits and losses based on its ownership percentage.

The Company also has ownership in joint ventures with underlying holdings in real estate, which are also accounted for under the equity method.

The Company's earnings and losses related to equity method investments are included in “Other income- net” on the Consolidated Statements of Net Income.

Investments Without Readily Determinable Fair Value

The Company has investments that do not qualify for equity method treatment, and for which fair value is not readily determinable. The Company has elected the measurement alternative for a majority of these investments, adjusting the recorded value on a non-recurring basis as a result of observable transactions involving the underlying asset. The observable transaction indicates an updated fair value, and the Company adjusts carrying value to fair value at this point in time. The fair value of these assets is determined using the market approach, and these assets are considered level 2 on the fair value hierarchy (see Note 18 for a description of the fair value hierarchy).

The Company has elected to record two investments at fair value on a recurring basis. These equity investments are considered level 3 on the fair value hierarchy. See further discussion of level 3 equity investments, including valuation methods and significant inputs, as included in Note 18.

Realized and unrealized gains or losses in equity investments are included in net income. The following table summarizes net unrealized gains related to investments without readily determinable fair value held as of the end of the respective period for the years ended December 31 (dollars in thousands):

	2022	2021	2020
Investments recorded at non-recurring fair value	$12,285	$8,761	$925
Investments recorded at recurring fair value	33,382	—	—
Total	$45,667	$8,761	$925

Net unrealized gains recorded related to investments recorded at non-recurring fair value result from identified observable transactions. On a cumulative basis, the Company has recognized a net gain of $14.8 million for fair value adjustments to investments recorded at non-recurring fair value held at December 31, 2022.

NOTE 8. DERIVATIVES AND RISK MANAGEMENT

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

The following table presents the underlying energy commodity derivative volumes as of December 31, 2022 that are expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
2023	5	—	19,140	79,253	136	1,011	4,145	29,473
2024	—	—	533	30,658	—	—	1,370	9,668
2025	—	—	450	4,895	—	—	1,115	1,125

As of December 31, 2022, there are no expected deliveries of energy commodity derivatives after 2025.

The following table presents the underlying energy commodity derivative volumes as of December 31, 2021 that were expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
2022	129	—	7,114	61,405	234	452	3,933	31,485
2023	—	—	378	23,218	—	—	1,360	9,323
2024	—	—	228	3,413	—	—	1,370	228
2025	—	—	—	—	—	—	1,115	—

As of December 31, 2021, there were no expected deliveries of energy commodity derivatives after 2025.

(1)
Physical transactions represent commodity transactions in which Avista Corp. will take or make delivery of either electricity or natural gas; financial transactions represent derivative instruments with delivery of cash in the amount of

AVISTA CORPORATION

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

The following table summarizes the foreign currency exchange derivatives that Avista Corp. has outstanding as of December 31 (dollars in thousands):

	2022	2021
Number of contracts	19	25
Notional amount (in United States dollars)	$8,563	$8,571
Notional amount (in Canadian dollars)	11,659	10,957

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

The following table summarizes the unsettled interest rate swap derivatives that Avista Corp. has outstanding as of the balance sheet date indicated below (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
December 31, 2022	4	$40,000	2023
	1	10,000	2024
December 31, 2021	13	$140,000	2022
	2	20,000	2023
	1	10,000	2024

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

Summary of Outstanding Derivative Instruments

The amounts recorded on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Consolidated Balance Sheets as of December 31, 2022 (dollars in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netting	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$43	$—	$—	$43
Other current liabilities	—	(3)	—	(3)
Interest rate swap derivatives
Other current assets	8,536	—	—	8,536
Other property and investments-net and other non-current assets	2,648	—	—	2,648
Other current liabilities	—	(52)	—	(52)
Energy commodity derivatives
Other current assets	32,257	(22,638)	—	9,619
Other property and investments-net and other non-current assets	312	(16)	—	296
Other current liabilities	107,902	(229,607)	94,850	(26,855)
Other non-current liabilities and deferred credits	6,049	(24,530)	10,589	(7,892)
Total derivative instruments recorded on the balance sheet	$157,704	$(276,846)	$105,439	$(13,703)

The following table presents the fair values and locations of derivative instruments recorded on the Consolidated Balance Sheets as of December 31, 2021 (dollars in thousands):

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

AVISTA CORPORATION

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of December 31 (dollars in thousands):

	2022	2021
Energy commodity derivatives
Cash collateral posted	$171,581	$30,567
Letters of credit outstanding	49,425	34,000
Balance sheet offsetting (cash collateral against net derivative positions)	105,439	9,089

There were no letters of credit outstanding related to interest rate swap derivatives as of December 31, 2022 and December 31, 2021.

Certain of Avista Corp.’s derivative instruments contain provisions that require Avista Corp. to maintain an “investment grade” credit rating from the major credit rating agencies. If Avista Corp.’s credit ratings were to fall below “investment grade,” it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions.

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral Avista Corp. could be required to post as of December 31 (dollars in thousands):

	2022	2021
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	$52	$25,274
Additional collateral to post	52	25,274

NOTE 9. JOINTLY OWNED ELECTRIC FACILITIES

The Company has a 15 percent ownership interest in Units 3 and 4 of the Colstrip generating station, a coal-fired plant located in southeastern Montana, and provides financing for its ownership interest in the project. Pursuant to the ownership and operating agreements among the co-owners, the Company’s share of related fuel costs as well as operating expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income. The Company’s share of utility plant in service for Colstrip and accumulated depreciation (inclusive of the ARO assets and accumulated amortization) were as follows as of December 31 (dollars in thousands):

	2022	2021
Utility plant in service	$390,852	$395,028
Accumulated depreciation	(315,223)	(302,220)

See Note 11 for further discussion of AROs.

While the obligations and liabilities with respect to Colstrip are to be shared among the co-owners on a pro-rata basis, many of the environmental liabilities are joint and several under the law, so that if any co-owner failed to pay its share of such liability, the other co-owners (or any one of them) could be required to pay the defaulting co-owner‘s share (or the entire liability).

In January 2023, the Company entered into an agreement with NorthWestern to transfer its ownership in Colstrip Units 3 and 4. The Company will retain responsibility for remediation obligations in existence at the time the transaction closes. See further discussion of the transaction within Note 22.

AVISTA CORPORATION

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Net Utility Property

Net utility property consisted of the following as of December 31 (dollars in thousands):

	2022	2021
Utility plant in service	$7,561,688	$7,166,580
Construction work in progress	164,147	205,405
Total	7,725,835	7,371,985
Less: Accumulated depreciation and amortization	2,281,126	2,146,470
Total net utility property	$5,444,709	$5,225,515

Gross Property, Plant and Equipment

The gross balances of the major classifications of property, plant and equipment are detailed in the following table as of December 31 (dollars in thousands):

	2022	2021
Avista Utilities:
Electric production	$1,593,795	$1,494,371
Electric transmission	994,709	945,624
Electric distribution	2,236,376	2,093,937
Electric construction work-in-progress (CWIP) and other	376,981	424,733
Electric total	5,201,861	4,958,665
Natural gas underground storage	58,072	55,684
Natural gas distribution	1,452,637	1,356,477
Natural gas CWIP and other	88,264	87,852
Natural gas total	1,598,973	1,500,013
Common plant (including CWIP)	744,173	740,339
Total Avista Utilities	7,545,007	7,199,017
AEL&P:
Electric production	106,390	106,094
Electric transmission	22,856	22,691
Electric distribution	29,269	27,138
Electric CWIP and other	12,295	7,319
Electric total	170,810	163,242
Common plant	10,018	9,726
Total AEL&P	180,828	172,968
Total gross utility property	7,725,835	7,371,985
Other (1)	16,631	17,818
Total	$7,742,466	$7,389,803
(1)
Included in other property and investments-net and other non-current assets on the Consolidated Balance Sheets. Accumulated depreciation was $2.4 million as of December 31, 2022 and $2.3 million as of December 31, 2021 for the other businesses.

NOTE 11. ASSET RETIREMENT OBLIGATIONS

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

The following table documents the changes in the Company’s asset retirement obligation during the years ended December 31 (dollars in thousands):

	2022	2021	2020
Asset retirement obligation at beginning of year	$17,142	$17,194	$20,338
Liabilities incurred	—	825	(2,315)
Liabilities settled	(1,964)	(1,541)	(1,645)
Accretion expense	605	664	816
Asset retirement obligation at end of year	$15,783	$17,142	$17,194

NOTE 12. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The pension and other postretirement benefit plans described below only relate to Avista Utilities. AEL&P (not discussed below) participates in a defined contribution multiemployer plan for its union workers and a defined contribution money purchase pension plan for its nonunion workers. None of the subsidiary retirement plans, individually or in the aggregate, are significant to Avista Corp.

Avista Utilities

The Company has a defined benefit pension plan covering the majority of all regular full-time employees at Avista Utilities that were hired prior to January 1, 2014. Employees eligible for the plan continue to accrue benefits. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. Non-union employees hired on or after January 1, 2014 participate in a defined contribution 401(k) plan in lieu of a defined benefit pension plan. Union employees hired on or after January 1, 2014 are still covered under the defined benefit pension plan. Effective December 31, 2023, the plan will be closed to new union employees. The Company’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. The Company contributed $42.0 million in cash to the pension plan in 2022 and 2021, and $22.0 million in 2020. The Company expects to contribute $10.0 million in cash to the pension plan in 2023.

In 2022, the defined benefit pension plan lump sum payments exceeded the annual service and interest costs for the plan. This resulted in a partial settlement of the plan, and the Company recorded a settlement loss of $11.8 million for the previously unrecognized losses in the year ended December 31, 2022.This loss was deferred as a regulatory asset.

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

The Company expects that benefit payments under the pension plan and the SERP will total (dollars in thousands):

	2023	2024	2025	2026	2027	Total 2028- 2032
Expected benefit payments	$41,993	$41,759	$42,207	$42,517	$43,037	$226,781

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

The Company expects that benefit payments under other postretirement benefit plans will total (dollars in thousands):

	2023	2024	2025	2026	2027	Total 2028- 2032
Expected benefit payments	$7,031	$7,234	$7,436	$7,585	$7,771	$40,959

The Company expects to contribute $7.0 million to other postretirement benefit plans in 2023. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

AVISTA CORPORATION

The following table sets forth the pension and other postretirement benefit plan disclosures as of December 31, 2022 and 2021 and the components of net periodic benefit costs for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Pension Benefits		Other Post- retirement Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation as of beginning of year	$799,042	$826,915	$167,598	$161,233
Service cost	23,877	25,306	4,369	4,114
Interest cost	26,536	26,160	5,503	5,139
Actuarial (gain)/loss	(204,775)	(13,997)	(54,120)	2,808
Plan change	3,302	—	—	—
Settlement	(60,206)	—	—	—
Benefits paid	(30,067)	(65,342)	(7,715)	(5,696)
Benefit obligation as of end of year	$557,709	$799,042	$115,635	$167,598
Change in plan assets:
Fair value of plan assets as of beginning of year	$750,963	$722,024	$59,544	$52,173
Actual return on plan assets	(163,866)	50,370	(10,072)	7,371
Employer contributions	42,000	42,000	—	—
Settlement	(60,206)	—	—	—
Benefits paid	(28,188)	(63,431)	—	—
Fair value of plan assets as of end of year	$540,703	$750,963	$49,472	$59,544
Funded status	$(17,006)	$(48,079)	$(66,163)	$(108,054)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$13,382	$—	$—	$—
Other current liabilities	(1,934)	(1,951)	(706)	(684)
Non-current liabilities	(28,454)	(46,128)	(65,457)	(107,370)
Net amount recognized	$(17,006)	$(48,079)	$(66,163)	$(108,054)
Accumulated pension benefit obligation	$495,654	$685,493
Accumulated postretirement benefit obligation:
For retirees			$61,984	$78,347
For fully eligible employees			$19,731	$32,144
For other participants			$33,920	$57,107
Included in accumulated other comprehensive loss (income) (net of tax):
Unrecognized prior service cost (credit)	$4,105	$1,699	$(1,911)	$(2,741)
Unrecognized net actuarial loss	83,794	94,109	13,643	48,872
Total	87,899	95,808	11,732	46,131
Less regulatory asset	(85,198)	(85,550)	(12,375)	(45,350)
Accumulated other comprehensive loss for unfunded benefit obligation for pensions and other postretirement benefit plans	$2,701	$10,258	$(643)	$781

	Pension Benefits		Other Post- retirement Benefits
	2022	2021	2022	2021
Weighted-average assumptions as of December 31:
Discount rate for benefit obligation	6.10%	3.39%	6.10%	3.40%
Discount rate for annual expense	3.39%	3.25%	3.40%	3.27%
Expected long-term return on plan assets	5.80%	5.40%	4.70%	4.60%
Rate of compensation increase	4.69%	4.66%
Medical cost trend pre-age 65 – initial			6.25%	6.00%
Medical cost trend pre-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year pre-age 65			2028	2026
Medical cost trend post-age 65 – initial			6.25%	6.00%
Medical cost trend post-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year post-age 65			2028	2026

AVISTA CORPORATION

	Pension Benefits			Other Post-retirement Benefits
	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost (1)	$23,877	$25,306	$22,392	$4,369	$4,114	$3,902
Interest cost	26,536	26,160	27,853	5,503	5,139	6,042
Expected return on plan assets	(43,872)	(39,088)	(34,886)	(2,799)	(2,400)	(2,377)
Amortization of prior service cost (credit)	257	257	257	(1,050)	(921)	(958)
Net loss recognition	4,180	6,645	6,717	3,344	3,865	4,871
Settlement loss (2)	11,828	—	—	—	—	—
Net periodic benefit cost	$22,806	$19,280	$22,333	$9,367	$9,797	$11,480
(1)
Total service costs in the table above are recorded to the same accounts as labor expense. Labor and benefits expense is recorded to various projects based on whether the work is a capital project or an operating expense. Approximately 40 percent of all labor and benefits is capitalized to utility property and 60 percent is expensed to utility other operating expenses.
(2)
The settlement loss was deferred as a regulatory asset to be amortized over future periods.

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

	2022	2021
Equity securities	55%	55%
Debt securities	40%	40%
Real estate	5%	5%
Absolute return	0%	0%

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

Pension plan and other postretirement plan assets with fair values are measured using net asset value (NAV) are excluded from the fair value hierarchy and included as reconciling items in the tables below.

AVISTA CORPORATION

The plan's investments in common/collective trusts have redemption limitations that permit quarterly redemptions following notice requirements of 45 to 60 days. Most of the plan's investments in closely held investments and partnership interests have redemption limitations that range from bi-monthly to semi-annually following redemption notice requirements of 60 to 90 days.

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2022 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$5,110	$—	$5,110
Fixed income securities:
U.S. government issues	—	16,732	—	16,732
Corporate issues	—	161,180	—	161,180
International issues	—	23,108	—	23,108
Municipal issues	—	13,427	—	13,427
Mutual funds:
U.S. equity securities	154,442	—	—	154,442
International equity securities	58,933	—	—	58,933
Plan assets measured at NAV (not subject to hierarchy disclosure)
Common/collective trusts:
Real estate	—	—	—	30,406
Partnership/closely held investments:
International equity securities	—	—	—	69,792
Real estate	—	—	—	7,573
Total	$213,375	$219,557	$—	$540,703

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2021 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$6,259	$—	$6,259
Fixed income securities:
U.S. government issues	—	19,310	—	19,310
Corporate issues	—	233,496	—	233,496
International issues	—	34,270	—	34,270
Municipal issues	—	18,558	—	18,558
Mutual funds:
U.S. equity securities	236,552	—	—	236,552
International equity securities	112,873	—	—	112,873
Plan assets measured at NAV (not subject to hierarchy disclosure)
Common/collective trusts:
Real estate	—	—	—	31,040
Partnership/closely held investments:
Absolute return	—	—	—	363
International equity securities	—	—	—	50,427
Real estate	—	—	—	7,815
Total	$349,425	$311,893	$—	$750,963

The fair value of other postretirement plan assets invested in debt and equity securities was based primarily on market prices. The fair value of investment securities traded on a national securities exchange is determined based on the last reported sales price; securities traded in the over-the-counter market are valued at the last reported bid price. For investment securities for which market prices are not readily available, the investment manager determines fair value based upon other inputs (including valuations of securities that are comparable in coupon, rating, maturity and industry). The target asset allocation was 60 percent equity securities and 40 percent debt securities in both 2022 and 2021.

AVISTA CORPORATION

The fair value of other postretirement plan assets was determined as of December 31, 2022 and 2021.

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of other postretirement plan assets measured and reported as of December 31, 2022 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Balanced index mutual fund (1)	$49,472	$—	$—	$49,472

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of other postretirement plan assets measured and reported as of December 31, 2021 at fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Balanced index mutual fund (1)	$59,545	$—	$—	$59,545
(1)
The balanced index fund for 2022 and 2021 is a single mutual fund that includes a percentage of U.S. equity and fixed income securities and International equity and fixed income securities.

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

Employer matching contributions were as follows for the years ended December 31 (dollars in thousands):

	2022	2021	2020
Employer 401(k) matching contributions	$13,258	$11,671	$11,742

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

There were deferred compensation assets included in other property and investments-net and corresponding deferred compensation liabilities included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets of the following amounts as of December 31 (dollars in thousands):

	2022	2021
Deferred compensation assets and liabilities	$7,541	$9,513

NOTE 13. ACCOUNTING FOR INCOME TAXES

Income Tax Expense

Income tax expense consisted of the following for the years ended December 31 (dollars in thousands):

	2022	2021	2020
Current income tax expense (benefit)	$1,040	$807	$(37,913)
Deferred income tax expense (benefit)	(18,231)	11,224	44,964
Total income tax expense (benefit)	$(17,191)	$12,031	$7,051

State income taxes are not a significant portion of total income tax expense.

A reconciliation of federal income taxes derived from the statutory federal tax rate of 21 percent applied to income before income taxes is as follows for the years ended December 31 (dollars in thousands):

AVISTA CORPORATION

	2022		2021		2020
Federal income taxes at statutory rates	$28,977	21.0%	$33,467	21.0%	$28,673	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences (1)	(12,366)	(9.0)	(13,820)	(8.7)	(12,893)	(9.4)
State income tax expense	1,676	1.2	1,385	0.8	814	0.6
Flow through related to deduction of meters and mixed service costs (2)	(34,454)	(25.0)	(8,678)	(5.4)	—	—
Non-plant excess deferred turnaround (3)	—	—	—	—	(8,476)	(6.2)
Customer refunds related to prior years at 35 percent	—	—	—	—	(1,189)	(0.9)
Other	(1,024)	(0.7)	(323)	(0.2)	122	0.1
Total income tax expense (benefit)	$(17,191)	(12.5)%	$12,031	7.5%	$7,051	5.2%
(1)
Prior to 2022, for the depreciation-related temporary differences under the normalization tax accounting method, the Company utilized the average rate assumption method to compute the amounts returned to customers. Beginning in 2022, the Company changed to the alternative method, to be in compliance with recently released revenue procedures and private letter rulings.
(2)
During 2021 and 2022, new rates from the Company's Idaho, Oregon and Washington general rate cases went into effect with base rate increases offset by customer tax credits. As the customer tax credits are returned to customers, this results in a decrease to income tax expense as a result of flowing through the benefits related to meters and mixed service costs. This decrease in income tax expense offsets the increases in base rate granted to the Company in these general rate cases.
(3)
As part of a settlement agreement in a Washington general rate case, the parties agreed to utilize $10.9 million ($8.4 million when tax-effected) of the electric benefits to offset costs associated with accelerating the depreciation of Colstrip, to reflect a remaining useful life through December 31, 2025.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The total net deferred income tax liability consisted of the following as of December 31 (dollars in thousands):

	2022	2021
Deferred income tax assets:
Regulatory liabilities	$197,998	$200,513
Tax credits and NOL carryforwards	74,782	64,994
Provisions for pensions	20,132	25,650
Other	54,903	38,181
Total gross deferred income tax assets	347,815	329,338
Valuation allowances for deferred tax assets	(3,874)	(9,626)
Total deferred income tax assets after valuation allowances	343,941	319,712
Deferred income tax liabilities:
Utility property, plant, and equipment	712,470	688,856
Regulatory assets	281,483	264,978
Other	24,983	8,587
Total deferred income tax liabilities	1,018,936	962,421
Net long-term deferred income tax liability	$674,995	$642,709

The realization of deferred income tax assets is dependent upon the ability to generate taxable income in future periods. The Company evaluated available evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that deferred income tax assets will be realized.

As of December 31, 2022, the Company had $13.6 million of state tax credit carryforwards. Of the total amount, the Company believes that it is more likely than not that it will only be able to utilize $9.7 million of the state tax credits. As such, the

AVISTA CORPORATION

Company has recorded a valuation allowance of $3.9 million against the state tax credit carryforwards and reflected the net amount of $9.7 million as an asset as of December 31, 2022. State tax credits expire from 2023 to 2036.

Status of Internal Revenue Service (IRS) and State Examinations

The Company and its eligible subsidiaries file consolidated federal income tax returns. All tax years after 2018 are open for an IRS tax examination.

The Company also files state income tax returns in certain jurisdictions, including Idaho, Oregon, Montana and Alaska. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis.

All tax years after 2018 are open for examination in Idaho, Oregon, Montana and Alaska.

The Company believes that any open tax years for federal or state income taxes will not result in adjustments that would be significant to the consolidated financial statements.
NOTE 14. ENERGY PURCHASE CONTRACTS

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

	2022	2021	2020
Utility power resources	$660,967	$431,199	$324,297

The following table details Avista Utilities’ future contractual commitments for power resources (including transmission contracts) and natural gas resources (including transportation contracts) (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Power resources	$245,169	$215,044	$240,214	$214,747	$185,590	$2,333,955	$3,434,719
Natural gas resources	130,921	79,366	39,192	28,046	38,591	320,377	636,493
Total	$376,090	$294,410	$279,406	$242,793	$224,181	$2,654,332	$4,071,212

These energy purchase contracts were entered into as part of Avista Utilities’ obligation to serve its retail electric and natural gas customers’ energy requirements, including contracts entered into for resource optimization. These costs are recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost deferral and recovery mechanisms.

The future contractual commitments for power resources include fixed contractual amounts related to the Company's contracts with PUDs to purchase portions of the output of certain generating facilities. Although Avista Utilities has no investment in the PUD generating facilities, the contracts obligate Avista Utilities to pay certain minimum amounts whether or not the facilities are operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in utility resource costs in the Consolidated Statements of Income. The contractual amounts included above consist of Avista Utilities’ share of existing debt service cost and its proportionate share of the variable operating expenses of these projects. The minimum amounts payable under these contracts are based in part on the proportionate share of the debt service requirements of the PUD's revenue bonds for which the Company is indirectly responsible. The Company's total future debt service obligation associated with the revenue bonds outstanding at December 31, 2022 (principal and interest) was $281.0 million.

AVISTA CORPORATION

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

	2023	2024	2025	2026	2027	Thereafter	Total
Contractual obligations	$30,562	$31,416	$32,255	$16,937	$17,343	$178,193	$306,706

NOTE 15. SHORT-TERM BORROWINGS

Avista Corp.

Lines of Credit

Avista Corp. has a committed line of credit in the total amount of $400 million. with expiration date of June 2026. The Company has the option to extend for an additional one year period (subject to customary conditions). The committed line of credit is secured by non-transferable first mortgage bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

In November 2022, the Company entered into a revolving credit agreement in the amount of $50 million with a maturity date in November 2023. In December 2022, the Company amended the agreement to add an additional $50 million, bringing the new aggregate total amount to $100 million.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under the Company’s $400 million revolving committed line of credit due in June 2026 were as follows as of December 31 (dollars in thousands):

	2022	2021
Balance outstanding at end of period	$313,000	$284,000
Letters of credit outstanding at end of period	35,563	34,000
Average interest rate at end of period	5.31%	1.11%

As of December 31, 2022, the Company did not have any outstanding borrowings under the $100 million revolving credit agreement due in November 2023.

As of December 31, 2022 and 2021, the borrowings outstanding under Avista Corp.'s committed lines of credit were classified as short-term borrowings on the Consolidated Balance Sheets.

2022 Term Loan

In December 2022, the Company entered into a term loan agreement in the amount of $100 million with a maturity date of March 30, 2023. The initial agreement included an option to add an additional $50 million in principal as an incremental facility, which the company exercised in December 2022, bringing the total aggregate amount to $150 million.

The Company borrowed the entire $150 million available under the agreement. The borrowings outstanding under this agreement were classified as short-term borrowings on the Consolidated Balance Sheets.

2022 Letter of Credit Facility

In December 2022, the Company entered into a continuing letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

As of December 31, 2022, the Company had $18.5 million in letters of credit outstanding under this agreement. Letters of credit are not reflected on the Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other

AVISTA CORPORATION

indebtedness (as defined) and in some cases other obligations. Most of the short-term borrowing agreement also include a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of December 31, 2022, the Company was in compliance with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of December 31, 2022, AEL&P was in compliance with this covenant.

As of December 31, 2022, and 2021 there were no borrowings under the AEL&P committed line of credit.

NOTE 16. LONG-TERM DEBT

The following details long-term debt outstanding as of December 31 (dollars in thousands):

Maturity Year	Description	Interest Rate	2022	2021
Avista Corp. Secured Long-Term Debt
2022	First Mortgage Bonds	5.13%	$—	$250,000
2023	Secured Medium-Term Notes	7.18%-7.54%	13,500	13,500
2028	Secured Medium-Term Notes	6.37%	25,000	25,000
2032	Secured Pollution Control Bonds (1)	(1)	66,700	66,700
2034	Secured Pollution Control Bonds (1)	(1)	17,000	17,000
2035	First Mortgage Bonds	6.25%	150,000	150,000
2037	First Mortgage Bonds	5.70%	150,000	150,000
2040	First Mortgage Bonds	5.55%	35,000	35,000
2041	First Mortgage Bonds	4.45%	85,000	85,000
2044	First Mortgage Bonds	4.11%	60,000	60,000
2045	First Mortgage Bonds	4.37%	100,000	100,000
2047	First Mortgage Bonds	4.23%	80,000	80,000
2047	First Mortgage Bonds	3.91%	90,000	90,000
2048	First Mortgage Bonds	4.35%	375,000	375,000
2049	First Mortgage Bonds	3.43%	180,000	180,000
2050	First Mortgage Bonds	3.07%	165,000	165,000
2051	First Mortgage Bonds	3.54%	175,000	175,000
2051	First Mortgage Bonds	2.90%	140,000	140,000
2052	First Mortgage Bonds (2)	4.00%	400,000	—
	Total Avista Corp. secured long-term debt		2,307,200	2,157,200
Alaska Electric Light and Power Company Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75,000	75,000
	Total secured long-term debt		2,382,200	2,232,200
Alaska Energy and Resources Company Unsecured Long-Term Debt
2024	Unsecured Term Loan	3.44%	15,000	15,000
	Total secured and unsecured long-term debt		2,397,200	2,247,200
Other Long-Term Debt Components
	Unamortized debt discount		(726)	(632)
	Unamortized long-term debt issuance costs		(18,261)	(14,498)
	Total		2,378,213	2,232,070
	Secured Pollution Control Bonds held by Avista Corporation (1)		(83,700)	(83,700)
	Current portion of long-term debt		(13,500)	(250,000)
	Total long-term debt		$2,281,013	$1,898,370

AVISTA CORPORATION

(1)
In December 2010, $66.7 million and $17.0 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) due in 2032 and 2034, respectively, which had been held by Avista Corp. since 2008 and 2009, respectively, were refunded by new variable rate bond issues. The new bonds were not offered to the public and were purchased by Avista Corp. due to market conditions. The Company has the ability to remarket these bonds to unaffiliated investors at a later date, subject to market conditions. So long as Avista Corp. is the holder of these bonds, the bonds will not be reflected as an asset or a liability on the Consolidated Balance Sheets.
(2)
In March 2022, the Company issued and sold $400.0 million of 4.00 percent first mortgage bonds due in 2052 through a public offering. The total net proceeds from the sale of the bonds were used to repay the borrowings outstanding under Avista Corp.'s $400.0 million committed line of credit, as well as $250.0 million of maturing debt. In connection with the pricing of the first mortgage bonds in March 2022, the Company cash settled thirteen interest rate swap derivatives (notional aggregate amount of $140.0 million) and paid a net amount of $17.0 million. See Note 8 for a discussion of interest rate swap derivatives.

The following table details future long-term debt maturities including long-term debt to affiliated trusts (see Note 17) (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Debt maturities	$13,500	$15,000	$—	$—	$—	$2,336,547	$2,365,047

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
•
deposit of cash.

Avista Utilities and AEL&P may not individually issue any additional first mortgage bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless the particular entity issuing the bonds has “net earnings” (as defined in that entity's Mortgage) for any period of 12 consecutive calendar months out of the preceding 18 calendar months that were at least twice the annual interest requirements on all mortgage securities at the time outstanding, including the first mortgage bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2022, property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $1.4 billion in an aggregate principal amount of additional first mortgage bonds at Avista Utilities and $40.4 million by AEL&P, at an assumed interest rate of 8 percent in each case.

NOTE 17. LONG-TERM DEBT TO AFFILIATED TRUSTS

In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of the London interbank offered rate (LIBOR) plus 0.875 percent, calculated and reset quarterly. Effective on July 3, 2023, the reference to LIBOR in the formulation for the distribution rate on these securities will be replaced, by operation of law, with three-month CME Term Secured Overnight Financing Rate (SOFR), as calculated and published by CME Group Benchmark Administration, Ltd. (a successor administrator), plus a tenor spread adjustment of 0.26161. Accordingly, the distribution rate on the Preferred Trust Securities will then be three-month CME Term SOFR plus 1.13661 percent.

AVISTA CORPORATION

The distribution rates paid were as follows during the years ended December 31:

	2022	2021	2020
Low distribution rate	1.05%	0.99%	1.10%
High distribution rate	5.64%	1.10%	2.79%
Distribution rate at the end of the year	5.64%	1.05%	1.10%

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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	2022		2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,113,500	$966,881	$963,500	$1,157,651
Long-term debt (Level 3)	1,200,000	881,480	1,200,000	1,366,619
Snettisham finance lease obligation (Level 3)	45,730	41,700	48,815	54,000
Long-term debt to affiliated trusts (Level 3)	51,547	42,836	51,547	43,299

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of par values of 60.16 to 103.85, where a par value of 100.00 represents the carrying value recorded on the Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates using comparable debt with similar risk and terms if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on December 31, 2022.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2022 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2022
Assets:
Energy commodity derivatives (2)	$—	$146,232	$288	$(136,605)	$9,915
Foreign currency exchange derivatives	—	43	—	—	43
Interest rate swap derivatives	—	11,184	—	—	11,184
Equity investments (3)	—	—	54,284	—	54,284
Deferred compensation assets:
Mutual Funds:
Fixed income securities (3)	1,267	—	—	—	1,267
Equity securities (3)	6,132	—	—	—	6,132
Total	$7,399	$157,459	$54,572	$(136,605)	$82,825
Liabilities:
Energy commodity derivatives (2)	$—	$258,769	$18,022	$(242,044)	$34,747
Foreign currency exchange derivatives	—	3	—	—	3
Interest rate swap derivatives	—	52	—	—	52
Total	$—	$258,824	$18,022	$(242,044)	$34,802

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2021 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2021
Assets:
Energy commodity derivatives (2)	$—	$34,119	$143	$(31,354)	$2,908
Interest rate swap derivatives	—	2,319	—	(1,170)	1,149
Deferred compensation assets:
Mutual Funds:
Fixed income securities (3)	1,809	—	—	—	1,809
Equity securities (3)	7,594	—	—	—	7,594
Total	$9,403	$36,438	$143	$(32,524)	$13,460
Liabilities:
Energy commodity derivatives (2)	$—	$41,733	$7,914	$(40,443)	$9,204
Foreign currency exchange derivatives	—	19	—	—	19
Interest rate swap derivatives	—	25,274	—	(1,170)	24,104
Total	$—	$67,026	$7,914	$(41,613)	$33,327

(1)
The Company is permitted to net derivative assets and derivative liabilities with the same counterparty when a legally enforceable master netting agreement exists. In addition, the Company nets derivative assets and derivative liabilities against any payables and receivables for cash collateral held or placed with these same counterparties.
(2)
The level 3 energy commodity derivative balances are associated with natural gas exchange agreements
(3)
These assets are included in other property and investments-net and other non-current assets on the Consolidated Balance Sheets.

The difference between the amount of derivative assets and liabilities disclosed in respective levels in the table above and the amount of derivative assets and liabilities disclosed on the Consolidated Balance Sheets is due to netting arrangements with certain counterparties. See Note 8 for additional discussion of derivative netting.

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

AVISTA CORPORATION

Level 3 Fair Value

Natural Gas Exchange Agreement

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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of December 31, 2022 (dollars in thousands):

Fair Value (Net) at
	December 31, 2022	Valuation Technique	Unobservable Input	Range
Natural gas exchange	$(17,734)	Internally derived weighted average cost of gas	Forward purchase prices	$2.89 - $4.19/mmBTU $3.47 Weighted Average
			Forward sales prices	$3.11 - $23.47/mmBTU $8.88 Weighted Average
			Purchase volumes	140,000 - 370,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

The valuation methods, significant inputs and resulting fair values described above were developed by the Company's management and are reviewed on at least a quarterly basis to ensure they provide a reasonable estimate of fair value each reporting period.

Equity Investments

The Company has two equity investments measured at fair value on a recurring basis. For one investment, fair value is determined using a market approach, starting with enterprise values from recent market transaction data for comparable companies with similar equity instruments. The market transaction data was used to estimate an enterprise value of the underlying investment and that value was allocated to the various classes of equity via an option pricing model and a waterfall approach. The selection of appropriate comparable companies and the expected time to a liquidation event requires management judgment. The significant assumptions in the analysis include the comparable market transactions and related enterprise values, time to liquidity event and the market discount for lack of liquidity.

For the second investment, the fair value is determined using an income approach utilizing a discounted cash flow model. The model is based on income statement forecasts from the underlying company to determine cash flows for the period of ownership. The model then utilizes market multiples from publicly traded comparable companies in similar industries and projects to estimate the terminal fair value. The market multiples are reduced to reflect the difference in the life cycle between the publicly traded comparable companies and the start-up nature of the investment company. The selection of appropriate comparable companies, market multiples and the reduction to those market multiples requires management judgment. The significant assumptions in the model include the discount rate representing the risk associated with the investment, market multiples and the related reduction to those multiples, revenue forecasts, and the estimated terminal date for the investment.

AVISTA CORPORATION

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 equity investments as of December 31, 2022 (dollars in thousands):

	Fair Value at
	December 31, 2022	Valuation Technique	Unobservable Input	Range
Equity investments	$54,284	Market approach	Comparable enterprise values	$130,000-$388,600 $246,000 Average
			Time to liquidity event	2 years
			Marketability discount	30%
		Discounted cash flows	Revenue market multiples	1.44x to 6.55x Revenue 2.88x Average
			Market multiple reduction	30% to 50% 40% Average
			Discount rate	25%
			Revenue market multiples	$4,000-$337,000
			Terminal date	2024

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31 (dollars in thousands):

	Natural Gas Exchange Agreement (1)	Equity Investments	Total
Year ended December 31, 2022:
Balance as of January 1, 2022	$(7,771)	$—	$(7,771)
Transfers in (2)	—	20,902	20,902
Total gains or (losses) (realized/unrealized):
Included in regulatory assets	(4,740)	—	(4,740)
Recognized in net income	—	33,382	33,382
Settlements	(5,223)	—	(5,223)
Ending balance as of December 31, 2022	$(17,734)	$54,284	$36,550
Year ended December 31, 2021:
Balance as of January 1, 2021	$(8,410)	$—	$(8,410)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets	4,292	—	4,292
Settlements	(3,653)	—	(3,653)
Ending balance as of December 31, 2021	$(7,771)	$—	$(7,771)
Year ended December 31, 2020:
Balance as of January 1, 2020	$(2,976)	$—	$(2,976)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets	(4,311)	—	(4,311)
Settlements	(1,123)	—	(1,123)
Ending balance as of December 31, 2020	$(8,410)	$—	$(8,410)

(1)
There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
(2)
The Company elected to account for certain equity investments at recurring fair value in 2022, as such the transfer in represents the value as of the election. See further discussion within Note 7.

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

The requirements of the OPUC approval of the AERC acquisition are the most restrictive. Under the OPUC restriction, the amount available for dividends at December 31, 2022 was $258.6 million.

See the Consolidated Statements of Equity for dividends declared in the years 2020 through 2022.

The Company has 10 million authorized shares of preferred stock. The Company did not have any preferred stock outstanding as of December 31, 2022 and 2021.

Common Stock Issuances

The Company issued common stock in 2022 for total net proceeds of $137.8 million. Most of these issuances came through the Company's sales agency agreements under which the sales agents may offer and sell new shares of common stock from time to time. The Company has board and regulatory authority to issue a maximum of 5.6 million shares under these agreements, of which 2.3 million remain unissued as of December 31, 2022. In 2022, 3.3 million shares were issued under these agreements resulting in total net proceeds of $137.2 million.

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the following as of December 31 (dollars in thousands):

	2022	2021
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $547 and $2,934, respectively	$2,058	$11,039

The following table details the reclassifications out of accumulated other comprehensive loss by component for the years ended December 31 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statements of Income)	2022	2021	2020
Amortization of defined benefit pension items
Amortization of net prior service cost (a)	$(4,095)	$(793)	$(794)
Amortization of net loss (a)	57,650	38,070	5,586
Adjustment due to effects of regulation (a)	(42,187)	(33,050)	(10,006)
Total before tax (b)	11,368	4,227	(5,214)
Tax expense (b)	(2,387)	(888)	1,095
Net of tax (b)	$8,981	$3,339	$(4,119)

(a)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 for additional details).
(b)
Description is also the affected line item on the Consolidated Statements of Income

AVISTA CORPORATION

NOTE 21. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31 (dollars and shares in thousands, except per share amounts):

	2022	2021	2020
Numerator:
Net income	$155,176	$147,334	$129,488
Denominator:
Weighted-average number of common shares outstanding-basic	72,989	69,951	67,962
Effect of dilutive securities:
Performance and restricted stock awards	104	134	140
Weighted-average number of common shares outstanding-diluted	73,093	70,085	68,102
Earnings per common share:
Basic	$2.13	$2.11	$1.91
Diluted	$2.12	$2.10	$1.90

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

Labor Day Windstorm

AVISTA CORPORATION

General

In September 2020, a severe windstorm occurred in eastern Washington and northern Idaho. The extreme weather event resulted in customer outages and multiple wildfires in the region.

The Company has become aware of instances where, during the course of the storm, otherwise healthy trees and limbs, located in areas outside its maintenance right-of-way, broke under the extraordinary wind conditions and caused damage to its energy delivery system at or near what is believed to be the potential area of origin of a wildfire. Those instances include what has been referred to as: the Babb Road fire (near Malden and Pine City, Washington); the Christensen Road fire (near Airway Heights, Washington); the Mile Marker 49 fire (near Orofino, Idaho); and the Kewa Field Fire (near Colville, Washington). These wildfires covered, in total, more than 25,000 acres. The Company estimates approximately 230 residential, commercial and other structures were impacted. With respect to the Christensen Road Fire, the Mile Marker 49 Fire, and the Kewa Field Fire, the Company’s investigation determined that the primary cause of the fires was extreme high winds. To date, the Company has not found any evidence that the fires were caused by any deficiencies in its equipment, maintenance activities or vegetation management practices. See further discussion below regarding the Babb Road Fire.

In addition to the instances identified above, the Company is aware of a 5-acre fire that occurred in Colfax, Washington, which damaged several residential structures. The Company's investigation determined that the Company's facilities were not involved in the ignition of this fire.

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

Nine lawsuits seeking unspecified damages have been filed in connection with the Babb Road fire. These include six subrogation actions filed by insurance companies seeking recovery for amounts paid to insureds; two actions on behalf of

AVISTA CORPORATION

individual plaintiffs; and a class action lawsuit. All proceedings have been consolidated for discovery and pre-trial proceedings, are pending in the Superior Court of Spokane County Washington, and variously assert causes of action for negligence, private nuisance, trespass and inverse condemnation (a theory of strict liability).

On September 16, 2022, the Company filed a motion in the Superior Court of Spokane County, Washington, seeking dismissal of the Plaintiffs' inverse condemnation claims as a matter of law on the grounds that they are not legally cognizable under Washington law. On October 14, 2022, the Superior Court heard oral argument on that motion. The Court concluded the Company's motion involved mixed questions of law and fact, and, as a consequence, could not be granted at that stage of the proceedings; however, the Court indicated the Company could bring the issue before the Court again after discovery is completed.

The Company will vigorously defend itself in the legal proceedings; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Colstrip

Colstrip Owners Arbitration and Litigation

Colstrip Units 3 and 4 are owned by the Company, PacifiCorp, Portland General Electric (PGE), and Puget Sound Energy (PSE) (collectively, the “Western Co-Owners”), as well as NorthWestern and Talen Montana, LLC (Talen), as tenants in common under an Ownership and Operating Agreement, dated May 6, 1981, as amended (O&O Agreement), in the percentages set forth below:

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

The co-owners of Colstrip Units 3 and 4 have differing needs for the generating capacity of these units. Accordingly, certain business disagreements have arisen among the co-owners, including, disagreements as to the requirements for shutting down these units. NorthWestern has initiated arbitration pursuant to the O&O Agreement to resolve these business disagreements, and two actions have been initiated to compel arbitration of those disputes: one by Talen in the Montana Thirteenth Judicial District Court for Yellowstone County, and one by the Western Co-Owners, which is pending in Montana Federal District Court. In light of the ownership agreements discussed below, the Colstrip owners agreed to stay both the litigation and the arbitration until March 2023, at which time the proceedings would resume absent additional agreement between the owners.

AVISTA CORPORATION

In addition, the Western Co-Owners commenced legal proceedings in the Montana Federal District Court challenging the constitutionality of two changes to Montana law enacted in 2021. The first, Senate Bill 265, purported to modify the provisions in the O&O Agreement governing arbitration of disputes; and the second, Senate Bill 266, made it a violation of Montana’s Consumer Protection Act (MC 30-14-103 et seq.) for an owner of Colstrip to either fail to fund its share of operating costs, or to attempt to bring about a closure of one or both units without unanimous consent. In September 2022, a Magistrate Judge issued proposed Findings and an Order finding that both Senate Bill 265 and 266 were unconstitutional and, in October 2022, the District Court Judge adopted the Magistrate’s findings and recommendations in full.

Agreement Between Talen Energy and Puget Sound Energy

In September 2022, the Company received notice that PSE and Talen entered into an agreement through which PSE has agreed to transfer its 25 percent ownership in Colstrip Units 3 and 4 to Talen at the end of 2025. The terms and conditions of the agreement are similar in most respects to the NorthWestern Transaction discussed below.

Agreement Between Avista and NorthWestern

On January 16, 2023, the Company entered into an agreement with NorthWestern under which the Company will transfer its 15 percent ownership in Colstrip Units 3 and 4 to NorthWestern. There is no monetary exchange included in the transaction. The transaction is scheduled to close on December 31, 2025 or such other date as the parties mutually agree upon.

Under the agreement, the Company will remain obligated through the close of the transaction to pay its share of (i) operating expenses, (ii) capital expenditures, but not in excess of the portion allocable pro rata to the portion of useful life expired through the close of the transaction, and (iii) except for certain costs relating to post-closing activities, site remediation expenses. In addition, the Company would enter into a vote sharing agreement under which it would retain its voting rights with respect to decisions relating to remediation.

The Company will retain its Colstrip transmission system assets, which are excluded from the transaction.

Under the Colstrip O&O Agreement, each of the other owners of Colstrip will have a 90-day period in which to evaluate the transaction and determine whether to exercise their respective rights of first refusal as to a portion of the generation being turned over to NorthWestern.

The transaction is subject to the satisfaction of customary closing conditions including the receipt of any required regulatory approvals, as well as NorthWestern's ability to enter into a new coal supply agreement by December 31, 2024.

The Company does not expect this transaction to have a material impact on its financial results.

Burnett et al. v. Talen et al.

Multiple property owners have initiated a legal proceeding (titled Burnett et al. v. Talen et al.) in the Montana District Court for Rosebud County against Talen, PSE, Pacificorp, PGE, Avista Corp., NorthWestern, and Westmoreland Rosebud Mining. The plaintiffs allege a failure to contain coal dust in connection with the operation of Colstrip, and seek unspecified damages. The parties agreed to temporarily stay the litigation as a result of the bankruptcy proceedings initiated by Talen, which agreement was not impacted by the stipulation to lift the stay for purposes of the Montana litigation and arbitration. The Company will vigorously defend itself in the litigation, but at this time is unable to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

Westmoreland Mine Permits

Two lawsuits have been commenced by the Montana Environmental Information Center, challenging certain permits relating to the operation of the Westmoreland Rosebud Mine, which provides coal to Colstrip. In the first, the Montana District Court for Rosebud County issued an order vacating a permit for one area of the mine. In the second, the Montana Federal District Court issued findings and recommended that a decision approving expansion of the mine into a new area should be vacated, but recommending that the decision not take effect for 365 days from the date of a final order. Both decisions may be subject to appellate review. Avista Corp. is not a party to either of these proceedings, but is continuing to monitor the progress of both lawsuits and assess the impact, if any, of the proceedings on Westmoreland’s ability to meet its contractual coal supply obligations.

National Park Service (NPS) - Natural and Cultural Damage Claim

In March 2017, the Company accessed property managed by the National Park Service (NPS) to prevent the imminent failure of a power pole that was surrounded by flood water in the Spokane River. The Company voluntarily reported its actions to the

AVISTA CORPORATION

NPS several days later. Thereafter, in March 2018, the NPS notified the Company that it might seek recovery for unspecified costs and damages allegedly caused during the incident pursuant to the System Unit Resource Protection Act (SURPA), 54 U.S.C. 100721 et seq. In January 2021, the United States Department of Justice (DOJ) requested that the Company and the DOJ renew discussions relating to the matter. In July 2021, the DOJ communicated that it may seek damages of approximately $2 million in connection with the incident for alleged damage to “natural and cultural resources”. In addition, the DOJ indicated that it may seek treble damages under the SURPA and state law, bringing its total potential claim to approximately $6 million.

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

Rathdrum, Idaho Natural Gas Incident

In October 2021, there was an incident in Rathdrum, Idaho involving the Company’s natural gas infrastructure. The incident occurred after a third party damaged those facilities during the course of excavation work. The incident resulted in a fire which destroyed one residence and resulted in minor injuries to the occupants. On January 23, 2023, the Company was served with a lawsuit filed in the District Court of Kootenai County, Idaho by one property owner, seeking unspecified damages. The Company intends to vigorously defend itself in this action.

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

AVISTA CORPORATION

NOTE 23. REGULATORY MATTERS

Regulatory Assets and Liabilities

The following table presents the Company’s regulatory assets and liabilities as of December 31, 2022 (dollars in thousands):

		Receiving Regulatory Treatment			2022		2021
	Remaining Amortization Period	(1) Earning A Return	Not Earning A Return	(2) Expected Recovery or Refund	Current	Non- current	Current	Non- current
Regulatory Assets:
Deferred income tax	(3)	$240,325	$—	$—	$—	$240,325	$—	$244,154
Pensions and other postretirement benefit plans	(4)	—	135,337	—	—	135,337	—	165,696
Energy commodity derivatives	(5)	—	130,275	—	112,090	18,185	12,447	2,938
Unamortized debt repurchase costs	(6)	6,177	—	—	—	6,177	—	6,768
Settlement with Coeur d’Alene Tribe	2059	37,809	—	—	—	37,809	—	38,926
Demand side management programs	(3)	—	3,683	—	—	3,683	—	3,974
Decoupling surcharge	2025	11,699	—	—	6,250	5,449	9,907	14,625
Utility plant abandoned	(7)	24,389	—	—	—	24,389	—	26,771
Interest rate swaps	(8)	168,832	—	17,087	—	185,919	—	199,754
Deferred power costs	(3)	47,399	—	—	23,356	24,043	7,334	3,501
Deferred natural gas costs	(3)	52,091	—	—	52,091	—	14,095	6,932
AFUDC above FERC allowed rate	(11)	51,649	—	—	—	51,649	—	48,455
COVID-19 deferrals	(12)	—	1,650	8,143	—	9,793	—	13,591
Advanced meter infrastructure	(13)	32,381	—	—	—	32,381	—	36,008
Other regulatory assets	(3)	40,163	14,871	3,155	—	58,189	—	48,533
Total regulatory assets		$712,914	$285,816	$28,385	$193,787	$833,328	$43,783	$860,626
Regulatory Liabilities:
Deferred power costs	(3)	$—	$—	$—	$—	$—	$6,457	$5,434
Utility plant retirement costs	(9)	376,817	—	—	—	376,817	—	350,190
Income tax related liabilities	(3) (10)	427,365	27,458	9,178	73,267	390,734	56,331	458,789
Interest rate swaps	(8)	13,020	—	11,184	—	24,204	—	15,062
Decoupling rebate	2025	29,945	—	—	9,469	20,476	3,049	6,259
COVID-19 deferrals	(12)	—	1,227	10,647	—	11,874	—	12,500
Other regulatory liabilities	(3)	6,718	22,943	—	12,929	16,732	11,312	13,281
Total regulatory liabilities		$853,865	$51,628	$31,009	$95,665	$840,837	$77,149	$861,515

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
(10)
The majority of this balance represents amounts due back to customers and resulted from the Tax Cuts and Jobs Act signed into law in December 2017, which changed the federal income tax rate from 35 percent to 21 percent. The Company revalued all deferred income taxes as of December 31, 2017. The Company expects the amounts for utility plant items for Avista Utilities to be returned to customers over a period of approximately 33 years. The Company expects the AEL&P amounts to be returned to customers over a period of approximately 22 years. Prior to 2022, for depreciation-related temporary differences under the normalized tax accounting method, the Company utilized the average rate assumption method to compute the amounts returned to customers. Beginning in 2022, the Company changed to the alternative method, to be in compliance with recently released revenue procedures and private letter rulings.
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
(13)
This amount represents the deferral of the depreciation expense of the Company’s AMI project in Washington state. Recovery of these amounts was approved by WUTC in the 2021 general rate case order, and the asset will be amortized through 2033.

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
•
retail loads, and

AVISTA CORPORATION

•
sales of surplus transmission capacity.

In Washington, the ERM allows Avista Utilities to periodically increase or decrease electric rates with WUTC approval to reflect changes in power supply costs. The ERM is an accounting method used to track certain differences between actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for Washington customers and defer these differences (over the $4.0 million deadband and sharing bands) for future surcharge or rebate to customers. For 2022, the Company recognized a pre-tax expense of $10.9 million under the ERM in Washington compared to a pre-tax expense of $7.7 million for 2021. Total net deferred power costs under the ERM were an asset of $30.5 million as of December 31, 2022 and a liability of $11.9 million as of December 31, 2021. The deferred power cost asset balance at December 31, 2022 represents amounts due from customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, the Company must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers. Avista Utilities makes an annual filing on, or before, April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of, and audit, the ERM deferred power cost transactions for the prior calendar year. The cumulative surcharge balance as of December 31, 2022 exceeded $30 million and as a result, the Company expects the April 2023 filing to contain a proposed rate surcharge to be received from customers over a one-year period, with new rates effective July 1, 2023.

Avista Utilities has a PCA mechanism in Idaho that allows it to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for its Idaho customers. The October 1 rate adjustments recover or rebate power costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were an asset of $16.3 million as of December 31, 2022 and $10.8 million as of December 31, 2021. Deferred power cost assets represent amounts due from customers and liabilities represent amounts due to customers.

Natural Gas Cost Deferrals and Recovery Mechanisms

Avista Utilities files a PGA in all three states it serves to adjust natural gas rates for: 1) estimated commodity and pipeline transportation costs to serve natural gas customers for the coming year, and 2) the difference between actual and estimated commodity and transportation costs for the prior year. Total net deferred natural gas costs were an asset of $52.1 million as of December 31, 2022 and $21.0 million as of December 31, 2021. Asset balances represent amounts due from customers and liabilities represent amounts due to customers.

Decoupling and Earnings Sharing Mechanisms

Decoupling (also known as an FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of Avista Utilities' jurisdictions, Avista Utilities' electric and natural gas revenues are adjusted so as to be based on the number of customers in certain customer rate classes and assumed “normal” kilowatt hour and therm sales, rather than being based on actual kilowatt hour and therm sales. The difference between revenues based on the number of customers and “normal” sales and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. Only residential and certain commercial customer classes are included in decoupling mechanisms.

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

AVISTA CORPORATION

The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations are made for the calendar year just ended. These earnings tests reflect actual decoupled revenues, normalized power supply costs and other normalizing adjustments. Through the 2022 general rate cases, the Company modified its earnings test so that if the Company earns more than 0.5 percent higher than the ROR authorized by the WUTC in the multi-year rate plan, the Company would defer these excess revenues and later return them to customers.

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

Cumulative Decoupling and Earnings Sharing Mechanism Balances

As of December 31, 2022 and December 31, 2021, the Company had the following cumulative balances outstanding related to decoupling and earnings sharing mechanisms in its various jurisdictions (dollars in thousands):

	December 31,	December 31,
	2022	2021
Washington
Decoupling (rebate) surcharge	$(13,210)	$13,522
Idaho
Decoupling rebate	$(7,889)	$(1,450)
Provision for earnings sharing rebate	(686)	(686)
Oregon
Decoupling surcharge	$2,853	$3,152

There were no earnings sharing rebates associated with Washington and Oregon as of December 31, 2022 and December 31, 2021.

2022 Washington General Rate Cases

In June 2022, the Company and certain other parties entered into a Settlement Agreement that resolved all issues in the Company's electric and natural gas general rate cases originally filed in January 2022. The Public Counsel Unit of the Washington Attorney General’s Office (Public Counsel), while a party to the rate cases, did not join in the Settlement Agreement. The Settlement Agreement was reached after negotiation of all issues but is “results-focused” -- that is, it represents agreement among all parties (except Public Counsel) as to the Company’s overall revenue requirement, without specifying the details of any component except the rate of return on rate base. On December 12, 2022, the WUTC issued an order approving the multi-party Settlement Agreement.

On December 22, 2022, Public Counsel filed a Petition for Reconsideration requesting the WUTC to reconsider its ruling on the Settlement Agreement. Public Counsel’s primary issue is related to the “results-focused” approach used by the settling parties and approved by the WUTC.

On January 30, 2023, the WUTC issued an order denying the Petition for Reconsideration, stating that Public Counsel was afforded every opportunity to exercise its rights to oppose the settlement, and reiterated that the end results of the settlement produced rates that were equitable, fair, just, reasonable and sufficient.

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

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the year ended December 31, 2022
Operating revenues	$1,663,815	$45,704	$1,709,519	$688	$—	$1,710,207
Resource costs	732,298	3,564	735,862	—	—	735,862
Other operating expenses	390,597	14,568	405,165	11,603	—	416,768
Depreciation and amortization	242,198	10,819	253,017	125	—	253,142
Income (loss) from operations	185,582	15,700	201,282	(11,040)	—	190,242
Interest expense (2)	112,213	5,960	118,173	791	(272)	118,692
Income taxes	(27,368)	2,337	(25,031)	7,840	—	(17,191)
Net income	117,901	7,545	125,446	29,730	—	155,176
Capital expenditures (3)	443,373	8,622	451,995	834	—	452,829
For the year ended December 31, 2021
Operating revenues	$1,392,999	$45,366	$1,438,365	$571	$—	$1,438,936
Resource costs	493,289	3,834	497,123	—	—	497,123
Other operating expenses	352,241	13,884	366,125	5,927	—	372,052
Depreciation and amortization	221,552	10,363	231,915	261	—	232,176
Income (loss) from operations	217,663	16,186	233,849	(5,617)	—	228,232
Interest expense (2)	99,629	6,096	105,725	522	(95)	106,152
Income taxes	6,029	2,763	8,792	3,239	—	12,031
Net income	125,558	7,224	132,782	14,552	—	147,334
Capital expenditures (3)	435,887	4,052	439,939	1,270	—	441,209
For the year ended December 31, 2020
Operating revenues	$1,277,468	$42,809	$1,320,277	$1,614	$—	$1,321,891
Resource costs	396,543	1,966	398,509	—	—	398,509
Other operating expenses	341,709	12,905	354,614	5,344	—	359,958
Depreciation and amortization	213,701	9,806	223,507	716	—	224,223
Income (loss) from operations	220,058	17,088	237,146	(4,446)	—	232,700
Interest expense (2)	98,451	6,272	104,723	524	(186)	105,061
Income taxes	4,921	3,011	7,932	(881)	—	7,051
Net income (loss)	124,810	8,095	132,905	(3,417)	—	129,488
Capital expenditures (3)	397,292	7,014	404,306	1,368	—	405,674
Total Assets:
As of December 31, 2022	$6,976,164	$264,322	$7,240,486	$187,027	$(10,163)	$7,417,350
As of December 31, 2021	6,458,244	265,422	6,723,666	132,158	(2,241)	6,853,583
As of December 31, 2020	6,035,340	268,971	6,304,311	109,658	(11,872)	6,402,097

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

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2022.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2022 is effective at a reasonable assurance level.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022.

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

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avista Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avista Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements.

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

February 21, 2023

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

AVISTA CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than the information regarding executive officers and the Company's Code of Business Conduct and Ethics set forth below) is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2023, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2022, relating to its Annual Meeting of Shareholders held on May 12, 2022.

Information about our Executive Officers
Name	Age	Business Experience
Dennis P. Vermillion	61

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

Mark T. Thies	59

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

Kevin J. Christie	55

Senior Vice President, External Affairs and Chief Customer Officer since October 2019; Vice President, External Affairs and Chief Customer Officer January 2018 to October 2019; Vice President of Customer Solutions from February 2015 to January 2018; various other management and staff positions with the Company since 2005.

Gregory C. Hesler	45

Executive Vice President, General Counsel, Corporate Secretary and Chief Ethics/Compliance Officer since September 2022; Vice President, General Counsel, Corporate Secretary and Chief Ethics/Compliance Officer from May 2020 to September 2022; Vice President, General Counsel and Chief Compliance Officer from January 2020 to May 2020; various other management and staff positions with the Company since 2015.

Heather L. Rosentrater	45

Senior Vice President and Chief Operating Officer since September 2022; Senior Vice President, Energy Delivery and Shared Services from January 2020 to September 2022; Senior Vice President, Energy Delivery from October 2019 to December 2019; Vice President of Energy Delivery from December 2015 to October 2019; various other management and staff positions with the Company since 1996.

Jason R. Thackston	53

Senior Vice President, Chief Strategy and Clean Energy Officer since September 2022; Senior Vice President of Energy Resources and Environmental Compliance Officer from May 2018 to September 2022; Senior Vice President of Energy Resources from January 2014 to May 2018; Vice President of Energy Resources from December 2012 to January 2014; Vice President of Customer Solutions – Avista Utilities from June 2012 to December 2012; Vice President of Energy Delivery from April 2011 to December 2012; Vice President of Finance from June 2009 to April 2011; various other management and staff positions with the Company since 1996.

Bryan A. Cox	53

Vice President, Safety and Chief People Officer since September 2022; Vice President, Safety and Human Resources from January 2020 to September 2022; Vice President, Safety and HR Shared Services from January 2018 to January 2020; various other management and staff positions with the Company since 1997.

AVISTA CORPORATION

Latisha D. Hill	44	Vice President of Community and Economic Vitality since January 2020; various other management and staff positions with the Company since 2005.
James M. Kensok	64

Vice President, Chief Information Officer and Chief Security Officer since January 2013; Vice President and Chief Information Officer from January 2007 to January 2013; Chief Information Officer from February 2001 to December 2006; various other management and staff positions with the Company since 1996.

Ryan L. Krasselt	53	Vice President, Controller and Principal Accounting Officer since October 2015; various other management and staff positions with the Company since 2001.
David J. Meyer	69	Vice President and Chief Counsel for Regulatory and Governmental Affairs since February 2004; Senior Vice President and General Counsel from September 1998 to February 2004.
Scott J. Kinney	54	Vice President of Energy Resources since September 2022; various other management and staff positions with the Company since 1999.
Joshua D. DiLuciano	42	Vice President of Energy Delivery since September 2022; various other management and staff positions with the Company since 2006.

All of the Company’s executive officers, with the exception of David J. Meyer, Kevin J. Christie, Joshua D. DiLuciano and Scott J. Kinney, were officers or directors of one or more of the Company’s subsidiaries in 2022. The Company’s executive officers are appointed annually by the Board of Directors.

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

Item 11. Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2023, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2022, relating to its Annual Meeting of Shareholders held on May 12, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities):

Information regarding security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities) has been omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2023, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2022, relating to its Annual Meeting of Shareholders held on May 12, 2022; reference also being made to Schedules 13G, as amended, on file with

AVISTA CORPORATION

the SEC with respect to the Registrant's voting securities (the information contained in such schedules 13G, as amended, not being incorporated herein by reference).
(b)
Security ownership of management:

The information required by this Item regarding the security ownership of management is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2023, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2022, relating to its Annual Meeting of Shareholders held on May 12, 2022.
(c)
Changes in control:

None.

(d)
Securities authorized for issuance under equity compensation plans as of December 31, 2022:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(1)
Equity compensation plans approved by security holders (2)	―	$ ―	877,517

(1)
Excludes unvested restricted shares and performance share awards granted under Avista Corp.’s Long-Term Incentive Plan. At December 31, 2022, 157,860 Restricted Share awards were outstanding. Performance and market-based share awards may be paid out at zero shares at a minimum achievement level; 261,134 shares at target level; or 522,268 shares at a maximum level. Because there is no exercise price associated with restricted shares or performance and market-based share awards, such shares are not included in the weighted-average price calculation.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2023, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2022, relating to its Annual Meeting of Shareholders held on May 12, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 11, 2023, from such Proxy Statement; and

AVISTA CORPORATION

•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 31, 2022, relating to its Annual Meeting of Shareholders held on May 12, 2022.

AVISTA CORPORATION

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
1. Financial Statements (Included in Part II of this report):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Balance Sheets as of December 31, 2022, and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(a)
2. Financial Statement Schedules:

None

(a)
3. Exhibits:

Reference is made to the Exhibit Index commencing on the following page. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b).

AVISTA CORPORATION

EXHIBIT INDEX

Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
2.1	(with Form 8-K filed as of January 17, 2023)	2.1	Colstrip Units 3 & 4 Interests Abandonment and Acquisition Agreement, dated as of January 16, 2023, among Avista Corporation and NorthWestern Corporation.
3.1	(with June 30, 2012 Form 10-Q)	3.1	Restated Articles of Incorporation of Avista Corporation, as amended and restated June 6, 2012.
3.2	(with Form 8-K filed as of August 17, 2016)	3.2	Bylaws of Avista Corporation, as amended August 17, 2016.
4.1	2-4077	B-3	Mortgage and Deed of Trust, dated as of June 1, 1939.*
4.2	2-9812	4(c)	First Supplemental Indenture, dated as of October 1, 1952.*
4.3	2-60728	2(b)-2	Second Supplemental Indenture, dated as of May 1, 1953.*
4.4	2-13421	4(b)-3	Third Supplemental Indenture, dated as of December 1, 1955.*
4.5	2-13421	4(b)-4	Fourth Supplemental Indenture, dated as of March 15, 1967.*
4.6	2-60728	2(b)-5	Fifth Supplemental Indenture, dated as of July 1, 1957.*
4.7	2-60728	2(b)-6	Sixth Supplemental Indenture, dated as of January 1, 1958.*
4.8	2-60728	2(b)-7	Seventh Supplemental Indenture, dated as of August 1, 1958.*
4.9	2-60728	2(b)-8	Eighth Supplemental Indenture, dated as of January 1, 1959.*
4.10	2-60728	2(b)-9	Ninth Supplemental Indenture, dated as of January 1, 1960.*
4.11	2-60728	2(b)-10	Tenth Supplemental Indenture, dated as of April 1, 1964.*
4.12	2-60728	2(b)-11	Eleventh Supplemental Indenture, dated as of March 1, 1965.*
4.13	2-60728	2(b)-12	Twelfth Supplemental Indenture, dated as of May 1, 1966.*
4.14	2-60728	2(b)-13	Thirteenth Supplemental Indenture, dated as of August 1, 1966.*
4.15	2-60728	2(b)-14	Fourteenth Supplemental Indenture, dated as of April 1, 1970.*
4.16	2-60728	2(b)-15	Fifteenth Supplemental Indenture, dated as of May 1, 1973.*
4.17	2-60728	2(b)-16	Sixteenth Supplemental Indenture, dated as of February 1, 1975.*
4.18	2-60728	2(b)-17	Seventeenth Supplemental Indenture, dated as of November 1, 1976.*
4.19	2-69080	2(b)-18	Eighteenth Supplemental Indenture, dated as of June 1, 1980.*
4.20	(with 1980 Form 10-K)	4(a)-20	Nineteenth Supplemental Indenture, dated as of January 1, 1981.*
4.21	2-79571	4(a)-21	Twentieth Supplemental Indenture, dated as of August 1, 1982.*
4.22	(with Form 8-K dated September 20, 1983)	4(a)-22	Twenty-First Supplemental Indenture, dated as of September 1, 1983.*
4.23	2-94816	4(a)-23	Twenty-Second Supplemental Indenture, dated as of March 1, 1984.*
4.24	(with 1986 Form 10-K)	4(a)-24	Twenty-Third Supplemental Indenture, dated as of December 1, 1986.*
4.25	(with 1987 Form 10-K)	4(a)-25	Twenty-Fourth Supplemental Indenture, dated as of January 1, 1988.*
4.26	(with 1989 Form 10-K)	4(a)-26	Twenty-Fifth Supplemental Indenture, dated as of October 1, 1989.*
4.27	33-51669	4(a)-27	Twenty-Sixth Supplemental Indenture, dated as of April 1, 1993.*

AVISTA CORPORATION

4.28	(with 1993 Form 10-K)	4(a)-28	Twenty-Seventh Supplemental Indenture, dated as of January 1, 1994.
4.29	(with 2001 Form 10-K)	4(a)-29	Twenty-Eighth Supplemental Indenture, dated as of September 1, 2001.
4.30	333-82502	4(b)	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2001.
4.31	(with June 30, 2002 Form 10-Q)	4(f)	Thirtieth Supplemental Indenture, dated as of May 1, 2002.
4.32	333-39551	4(b)	Thirty-First Supplemental Indenture, dated as of May 1, 2003.
4.33	(with September 30, 2003 Form 10-Q)	4(f)	Thirty-Second Supplemental Indenture, dated as of September 1, 2003.
4.34	333-64652	4(a)33	Thirty-Third Supplemental Indenture, dated as of May 1, 2004.
4.35	(with Form 8-K dated as of December 15, 2004)	4.1	Thirty-Fourth Supplemental Indenture, dated as of November 1, 2004.
4.36	(with Form 8-K dated as of December 15, 2004)	4.2	Thirty-Fifth Supplemental Indenture, dated as of December 1, 2004.
4.37	(with Form 8-K dated as of December 15, 2004)	4.3	Thirty-Sixth Supplemental Indenture, dated as of December 1, 2004.
4.38	(with Form 8-K dated as of December 15, 2004)	4.4	Thirty-Seventh Supplemental Indenture, dated as of December 1, 2004.
4.39	(with Form 8-K dated as of May 12, 2005)	4.1	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2005.
4.40	(with Form 8-K dated as of November 17, 2005)	4.1	Thirty-Ninth Supplemental Indenture, dated as of November 1, 2005.
4.41	(with Form 8-K dated as of April 6, 2006)	4.1	Fortieth Supplemental Indenture, dated as of April 1, 2006.
4.42	(with Form 8-K dated as of December 15, 2006)	4.1	Forty-First Supplemental Indenture, dated as of December 1, 2006.
4.43	(with Form 8-K dated as of April 3, 2008)	4.1	Forty-Second Supplemental Indenture, dated as of April 1, 2008.
4.44	(with Form 8-K dated as of November 26, 2008)	4.1	Forty-Third Supplemental Indenture, dated as of November 1, 2008.
4.45	(with Form 8-K dated as of December 16, 2008)	4.1	Forty-Fourth Supplemental Indenture, dated as of December 1, 2008.
4.46	(with Form 8-K dated as of December 30, 2008)	4.3	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008.
4.47	(with Form 8-K dated as of September 15, 2009)	4.1	Forty-Sixth Supplemental Indenture, dated as of September 1, 2009.
4.48	(with Form 8-K dated as of November 25, 2009)	4.1	Forty-Seventh Supplemental Indenture, dated as of November 1, 2009.
4.49	(with Form 8-K dated as of December 15, 2010)	4.5	Forty-Eighth Supplemental Indenture, dated as of December 1, 2010.
4.50	(with Form 8-K dated as of December 20, 2010)	4.1	Forty-Ninth Supplemental Indenture, dated as of December 1, 2010.
4.51	(with Form 8-K dated as of December 30, 2010)	4.1	Fiftieth Supplemental Indenture, dated as of December 1, 2010.
4.52	(with Form 8-K dated as of February 11, 2011)	4.1	Fifty-First Supplemental Indenture, dated as of February 1, 2011.
4.53	(with Form 8-K dated as of August 16, 2011)	4.1	Fifty-Second Supplemental Indenture, dated as of August 1, 2011.
4.54	(with Form 8-K dated as of December 14, 2011)	4.1	Fifty-Third Supplemental Indenture, dated as of December 1, 2011.

AVISTA CORPORATION

4.55	(with Form 8-K dated as of November 30, 2012)	4.1	Fifty-Fourth Supplemental Indenture, dated as of November 1, 2012.
4.56	(with Form 8-K dated as of August 14, 2013)	4.1	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2013.
4.57	(with Form 8-K dated as of April 18, 2014)	4.1	Fifty-Sixth Supplemental Indenture, dated as of April 1, 2014.
4.58	(with Form 8-K dated as of December 18, 2014)	4.1	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2014.
4.59	(with Form 8-K dated as of December 16, 2015)	4.1	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2015.
4.60	(with Form 8-K dated as of December 16, 2016)	4.1	Fifty-Ninth Supplemental Indenture, dated as of December 1, 2016.
4.61	(with Form 8-K dated as of December 14, 2017)	4.1	Sixtieth Supplemental Indenture, dated as of December 1, 2017.
4.62	(with Form 8-K dated as of May 15, 2018)	4(a)(62)	Sixty-First Supplemental Indenture, dated as of May 1, 2018
4.63	(with Form 8-K dated as of November 26, 2019)	4.1	Sixty-Second Supplemental Indenture, dated as of November 1, 2019
4.64	(with Form 8-K dated as of June 4, 2020)	4.1	Sixty-Third Supplemental Indenture, dated as of June 1, 2020
4.65	(with Form 8-K dated as of September 30, 2020)	4.1	Sixty-Fourth Supplemental Indenture, dated as of September 1, 2020
4.66	(with Form 8-K dated as of September 30, 2021)	4.1	Sixty-Fifth Supplemental Indenture, dated as of September 1, 2021
4.67	(with Form 8-K dated as of March 8, 2022)	4.1	Sixty-Sixth Supplemental Indenture, dated as of March 1, 2022
4.68	333-82165	4(a)	Indenture dated as of April 1, 1998 between Avista Corporation and The Bank of New York, as Successor Trustee.
4.69	(with Form 8-K dated as of December 15, 2004)	4.5	Supplemental Indenture No. 1, dated as of December 1, 2004 to the Indenture dated as of April 1, 1998 between Avista Corporation and JPMorgan Chase Bank, N.A.
4.70	(with Form 8-K dated as of December 15, 2010)	4.1

Loan Agreement between City of Forsyth, Montana and Avista Corporation $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A dated as of December 1, 2010.

4.71	(with Form 8-K dated as of December 15, 2010)	4.3

Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A, dated as of December 1, 2010.

4.72	(with Form 8-K dated as of December 15, 2010)	4.2

Loan Agreement between City of Forsyth, Montana and Avista Corporation $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B dated as of December 1, 2010.

4.73	(with Form 8-K dated as of December 15, 2010)	4.4

Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B, dated as of December 1, 2010.

4.74	(with June 30, 2012 Form 10-Q)	3.1	Restated Articles of Incorporation of Avista Corporation, as amended and restated June 6, 2012 (see Exhibit 3.1 herein).

AVISTA CORPORATION

4.75	(with Form 8-K filed as of August 17, 2016)	3.2	Bylaws of Avista Corporation, as amended August 17, 2016 (see Exhibit 3.2 herein).
4.76	(2)		Description of the Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934.
10.1	(with Form 8-K dated as of February 11, 2011)	10.1

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

10.8	2-60728	5(g)	Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.*
10.9	2-60728	5(g)-1	Amendment to Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.*
10.10	2-60728	5(h)	Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.*
10.11	2-60728	5(h)-1	Amendment to Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.*
10.12	(with September 30, 1985 Form 10-Q)	1	Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and the Company, dated as of

AVISTA CORPORATION

			September 17, 1985, describing the settlement of Project 3 litigation.*
10.13	(with 1981 Form 10-K)	10(s)-7	Ownership and Operation Agreement for Colstrip Units No. 3 & 4, dated as of May 6, 1981.*
10.14	(with 2019 Form 10-K)	10.14	Avista Corporation Executive Deferral Plan (2020 Component). (3)(5)
10.15	(with 2019 Form 10-K)	10.15	Avista Corporation Supplemental Executive Retirement Plan (Post-2004 Component, Amended in 2018). (3)(6)
10.16	(with 1992 Form 10-K)	10(t)-11	The Company’s Unfunded Supplemental Executive Disability Plan. (3)*
10.17	(with 2007 Form 10-K)	10.34	Income Continuation Plan of the Company. (3)
10.18	(with 2018 Form 10-K)	10.21	Avista Corporation Long-Term Incentive Plan. (3)
10.19	(with 2010 Form 10-K)	10.23	Avista Corporation Performance Award Plan Summary. (3)
10.20	(with 2020 Form 10-K)	10.22	Avista Corporation Performance Award Agreement 2020. (3)
10.21	(with 2021 Form 10-K)	10.22	Avista Corporation Performance Award Agreement 2021. (3)
10.22	(2)		Avista Corporation Performance Award Agreement 2022. (3)
10.23	(2)		Avista Corporation Officer Incentive Plan. (3)
10.24	(with Form 8-K dated August 13, 2008)	10.1	Employment Agreement between the Company and Mark T. Thies in the form of a Letter of Employment. (3)
10.25	(with September 30, 2019 Form 10-Q)	10.1	Form of Change of Control Plan between the Company and its Executive Officers. (3)(5)
10.26	(2)		Avista Corporation Non-Employee Director Compensation.
10.27	(with Form 8-K dated November 30, 2022)	10.1	Credit Agreement dated as of November 29, 2022 among Avista Corporation and U.S. Bank, as Lender and Administrative Agent, and MUFG Bank Ltd. as Lender.
10.28	(with Form 8-K dated December 19, 2022)	10.1	Credit Agreement dated as of December 14, 2022 among Avista Corporation and Keybank National Association, as Lender and Administrative Agent.
10.29	(with Form 8-K dated December 19, 2022)	10.2	First Amendment, dated as of December 15, 2022, to the Credit Agreement dated as of November 29, 2022 among Avista Corporation and Keybank National Association, as Lender and Administrative Agent.
10.30	(with Form 8-K dated January 4, 2023)	10.1	Continuing Letter of Credit Agreement dated as of December 29, 2022, among Avista Corporation and MUFG Bank Ltd., as Issuer.
10.31	(with Form 8-K dated January 4, 2023)	10.2	Incremental Commitment and Joinder Agreement, dated as of December 30, 2022, among Avista Corporation and U.S. Bank National Association, as Administrative Agent, and CoBank as Incremental Lender.
21	(2)		Subsidiaries of Registrant.
23	(2)		Consent of Independent Registered Public Accounting Firm.
31.1	(2)		Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	(2)		Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32	(4)		Certification of Corporate Officers (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

AVISTA CORPORATION

101.INS	(2)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	(2)	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Exhibit originally filed with the U.S. Securities and Exchange Commission in paper format and as such, a hyperlink is not available.

(1)
Incorporated herein by reference.
(2)
Filed herewith.
(3)
Management contracts or compensatory plans filed as exhibits to this Form 10-K pursuant to Item 15(b).
(4)
Furnished herewith.
(5)
Applies to Kevin J. Christie, Bryan A. Cox, Josh D. DiLuciano, Gregory C. Hesler, Latisha D. Hill, James M. Kensok, Scott J. Kinney, Ryan L. Krasselt, David J. Meyer, Heather L. Rosentrater, Jason R. Thackston, Mark T. Thies, and Dennis P. Vermillion.
(6)
Applies to Kevin J. Christie, Bryan A. Cox, Josh D. DiLuciano, Latisha D. Hill, James M. Kensok, Scott J. Kinney, Ryan L. Krasselt, David J. Meyer, Heather L. Rosentrater, Jason R. Thackston, Mark T. Thies, and Dennis P. Vermillion.

AVISTA CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTA CORPORATION

February 21, 2023	By	/s/ Dennis P. Vermillion
Date		Dennis P. Vermillion
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis P. Vermillion	Principal Executive Officer and Director	February 21, 2023
Dennis P. Vermillion
President and Chief Executive Officer

/s/ Mark T. Thies	Principal Financial Officer	February 21, 2023
Mark T. Thies
Executive Vice President,
Chief Financial Officer, and Treasurer

/s/ Ryan L. Krasselt	Principal Accounting Officer	February 21, 2023
Ryan L. Krasselt
Vice President, Controller and
Principal Accounting Officer

/s/ Scott L. Morris	Director	February 21, 2023
Scott L. Morris
Chairman of the Board

/s/ Julie A. Bentz	Director	February 21, 2023
Julie A. Bentz

/s/ Kristianne Blake	Director	February 21, 2023
Kristianne Blake

/s/ Donald C. Burke	Director	February 21, 2023
Donald C. Burke

/s/ Rebecca A. Klein	Director	February 21, 2023
Rebecca A. Klein

/s/ Sena M. Kwawu	Director	February 21, 2023
Sena M. Kwawu

/s/ Scott H. Maw	Director	February 21, 2023
Scott H. Maw

/s/ Jeffry L. Philipps	Director	February 21, 2023
Jeffry L. Philipps

/s/ Heidi B. Stanley	Director	February 21, 2023
Heidi B. Stanley

/s/ Janet D. Widmann	Director	February 21, 2023
Janet D. Widmann