Form 10-Q
period 2023-03-31
AVISTA CORP
filed 2023-05-03
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023 OR

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

As of April 30, 2023, 75,763,513 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

AVISTA CORPORATION

i

AVISTA CORPORATION

ACRONYMS AND TERMS

(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
aMW	-	Average Megawatt - a measure of the average rate at which a particular generating source produces energy over a period of time
AEL&P	-	Alaska Electric Light and Power Company, the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska
AERC	-	Alaska Energy and Resources Company, the Company's wholly-owned subsidiary based in Juneau, Alaska
AFUDC	-	Allowance for Funds Used During Construction; represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Avista Capital	-	Parent company to the Company’s non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC.
Avista Corp.	-	Avista Corporation, the Company
Avista Utilities	-	Operating division of Avista Corp. (not a subsidiary) comprising the regulated utility operations in the Pacific Northwest
Capacity	-	The rate at which a particular generating source is capable of producing energy, measured in KW or MW
Cabinet Gorge	-	The Cabinet Gorge Hydroelectric Generating Project, located on the Clark Fork River in Idaho
CCA	-	Climate Commitment Act
CETA	-	Clean Energy Transformation Act
Colstrip	-	The coal-fired Colstrip Generating Plant in southeastern Montana
Cooling degree days	-

The measure of the warmness of weather experienced, based on the extent to which the average of high and low temperatures for a day exceeds 65 degrees Fahrenheit (annual degree days above historic indicate warmer than average temperatures)

COVID-19	-	Coronavirus disease 2019, a respiratory illness declared a pandemic in March 2020
Deadband or ERM deadband	-	The first $4.0 million in annual power supply costs above or below the amount included in base retail rates in Washington under the ERM in the state of Washington
EIM	-	Energy Imbalance Market
Energy	-	The amount of electricity produced or consumed over a period of time, measured in KWh or MWh. Also, refers to natural gas consumed and is measured in dekatherms
EPA	-	Environmental Protection Agency
ERM	-	The Energy Recovery Mechanism, a mechanism for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Washington
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment, the electric and natural gas decoupling mechanism in Idaho
FERC	-	Federal Energy Regulatory Commission
GAAP	-	Generally Accepted Accounting Principles
Heating degree days	-

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

AVISTA CORPORATION

Forward-Looking Statements

From time to time, we make forward-looking statements such as statements regarding projected or future:

•
financial performance;
•
cash flows;
•
capital expenditures;
•
dividends;
•
capital structure;
•
other financial items;
•
strategic goals and objectives;
•
business environment; and
•
plans for operations.

These statements are based upon underlying assumptions (many of which are based, in turn, upon further assumptions). Such statements are made both in our reports filed under the Securities Exchange Act of 1934, as amended (including this Quarterly Report on Form 10-Q), and elsewhere. Forward-looking statements are all statements except those of historical fact including, without limitation, those identified by the use of words that include “will,” “may,” “could,” “should,” “intends,” “plans,” “seeks,” “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “predicts,” and similar expressions.

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

AVISTA CORPORATION

Cyber and Technology Risk

•
cyberattacks on the operating systems used in the operation of our electric generation, transmission and distribution facilities and our natural gas distribution facilities, and cyberattacks on such systems of other energy companies with which we are interconnected, which could damage or destroy facilities or systems or disrupt operations for extended periods of time and result in the incurrence of liabilities and costs;
•
cyberattacks on the administrative systems used in the administration of our business, including customer billing and customer service, accounting, communications, compliance and other administrative functions, and cyberattacks on such systems of our vendors and other companies with which we do business, resulting in the disruption of business operations, the release of private information and the incurrence of liabilities and costs;
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
•
wholesale and retail competition including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or may be sold back to the utility, and alternative energy suppliers and delivery arrangements;
•
entering into or growth of non-regulated activities may increase earnings volatility and result in investment losses;
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

AVISTA CORPORATION

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
•
our ability to obtain financing through the issuance of debt and/or equity securities and access to our funds held with financial institutions, which could be affected by various factors including our credit ratings, interest rates, other capital market conditions and global economic conditions;
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

Our expectations, beliefs and projections are expressed in good faith. We believe they are reasonable based on, without limitation, an examination of historical operating trends, our records and other information available from third parties. There can be no assurance our expectations, beliefs or projections will be achieved or accomplished. Furthermore, any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which such statement is made or to reflect the occurrence of unanticipated events. New risks, uncertainties and other factors emerge from time to time, and it is not possible for us to predict all such factors, nor can we assess the effect of each such factor on our business or the extent any such factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement.

Available Information

We file annual, quarterly and current reports and proxy statements with the SEC. The SEC maintains a website that contains these documents at www.sec.gov. We make annual, quarterly and current reports and proxy statements available on our website, https://investor.avistacorp.com, as soon as practicable after electronically filing these documents with the SEC. Except for SEC filings or portions thereof specifically referred to in this report, information contained on these websites is not part of this report.

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands, except per share amounts

(Unaudited)

	2023	2022
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$493,543	$478,703
Alternative revenue programs	(19,038)	(16,777)
Total utility revenues	474,505	461,926
Non-utility revenues	126	120
Total operating revenues	474,631	462,046
Operating Expenses:
Utility operating expenses:
Resource costs	192,928	186,868
Other operating expenses	104,978	94,527
Depreciation and amortization	65,188	62,577
Taxes other than income taxes	33,894	34,117
Non-utility operating expenses:
Other operating expenses	1,011	956
Depreciation and amortization	31	32
Total operating expenses	398,030	379,077
Income from operations	76,601	82,969
Interest expense	35,084	28,067
Interest expense to affiliated trusts	571	117
Capitalized interest	(842)	(1,093)
Other income-net	(6,429)	(4,851)
Income before income taxes	48,217	60,729
Income tax benefit	(6,628)	(10,836)
Net income	$54,845	$71,565
Weighted-average common shares outstanding (thousands), basic	75,169	71,787
Weighted-average common shares outstanding (thousands), diluted	75,275	71,930

Earnings per common share:
Basic	$0.73	$1.00
Diluted	$0.73	$0.99

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2023	2022
Net income	$54,845	$71,565
Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of ($5) and $73 respectively	(18)	276
Total other comprehensive income (loss)	(18)	276
Comprehensive income	$54,827	$71,841

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets:
Current Assets:
Cash and cash equivalents	$10,596	$13,428
Accounts and notes receivable-less allowances of $6,225 and $6,473, respectively	216,567	255,746
Inventory	101,775	107,674
Regulatory assets	210,097	193,787
Other current assets	116,665	151,167
Total current assets	655,700	721,802
Net utility property	5,472,134	5,444,709
Goodwill	52,426	52,426
Non-current regulatory assets	839,272	833,328
Other property and investments-net and other non-current assets	374,394	365,085
Total assets	$7,393,926	$7,417,350
Liabilities and Equity:
Current Liabilities:
Accounts payable	$112,230	$202,954
Current portion of long-term debt	13,500	13,500
Short-term borrowings	231,000	463,000
Regulatory liabilities	85,462	95,665
Other current liabilities	162,395	189,415
Total current liabilities	604,587	964,534
Long-term debt	2,530,009	2,281,013
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	93,254	93,901
Deferred income taxes	694,216	674,995
Non-current regulatory liabilities	840,211	840,837
Other non-current liabilities and deferred credits	194,791	175,855
Total liabilities	5,008,615	5,082,682
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 75,762,598 and 74,945,948 shares issued and outstanding, respectively	1,555,651	1,525,185
Accumulated other comprehensive loss	(2,076)	(2,058)
Retained earnings	831,736	811,541
Total shareholders’ equity	2,385,311	2,334,668
Total liabilities and equity	$7,393,926	$7,417,350

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2023	2022
Operating Activities:
Net income	$54,845	$71,565
Non-cash items included in net income:
Depreciation and amortization	65,219	62,609
Deferred income tax provision and investment tax credits	(10,155)	(7,202)
Power and natural gas cost deferrals, net	(53,387)	(7,319)
Amortization of debt expense	1,128	540
Stock-based compensation expense	2,221	1,845
Equity-related AFUDC	(1,562)	(1,946)
Pension and other postretirement benefit expense	3,407	5,368
Other regulatory assets and liabilities	(10,717)	5,234
Other deferred debits and credits	19,759	(443)
Change in decoupling regulatory deferral	19,391	16,729
Realized and unrealized loss (gain) on assets and investments	182	(1,932)
Other	(1,157)	(1,610)
Contributions to defined benefit pension plan	(3,333)	(14,000)
Cash paid for settlement of interest rate swap agreements	(409)	(17,035)
Cash received for settlement of interest rate swap agreements	7,869	—
Changes in certain current assets and liabilities:
Accounts and notes receivable	37,743	7,765
Inventory	5,900	8,331
Collateral posted for derivative instruments	66,371	38,622
Income taxes receivable	2,925	(4,816)
Other current assets	(17,543)	(5,881)
Accounts payable	(87,195)	(21,828)
Other current liabilities	(7,256)	27,254
Net cash provided by operating activities	94,246	161,850

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(100,490)	(95,987)
Issuance of notes receivable	(1,500)	(197)
Equity and property investments	(4,781)	(231)
Other	518	734
Net cash used in investing activities	(106,253)	(95,681)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2023	2022
Financing Activities:
Net decrease in short-term borrowings	$(232,000)	$(284,000)
Proceeds from issuance of long-term debt	250,000	399,856
Maturity of long-term debt and finance leases	(809)	(771)
Issuance of common stock, net of issuance costs	29,912	37,886
Cash dividends paid	(35,029)	(31,969)
Other	(2,899)	(5,741)
Net cash provided by financing activities	9,175	115,261

Net increase (decrease) in cash and cash equivalents	(2,832)	181,430

Cash and cash equivalents at beginning of period	13,428	22,168

Cash and cash equivalents at end of period	$10,596	$203,598

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2023	2022
Common Stock, Shares:
Shares outstanding at beginning of period	74,945,948	71,497,523
Shares issued	816,650	940,924
Shares outstanding at end of period	75,762,598	72,438,447
Common Stock, Amount:
Balance at beginning of period	$1,525,185	$1,380,152
Equity compensation expense	2,221	1,845
Issuance of common stock, net of issuance costs	29,912	37,886
Payment of minimum tax withholdings for share-based payment awards	(1,667)	(1,462)
Balance at end of period	1,555,651	1,418,421
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(2,058)	(11,039)
Other comprehensive income (loss)	(18)	276
Balance at end of period	(2,076)	(10,763)
Retained Earnings:
Balance at beginning of period	811,541	785,631
Net income	54,845	71,565
Dividends on common stock	(34,650)	(31,554)
Balance at end of period	831,736	825,642
Total equity	$2,385,311	$2,233,300
Dividends declared per common share	$0.46	$0.44

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended March 31, 2023 and March 31, 2022 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K).

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

The WUTC and the IPUC issued accounting orders authorizing Avista Corp. to offset energy commodity derivative assets or liabilities with a regulatory asset or liability. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of delivery. Realized benefits and costs result in adjustments to retail rates through PGAs, the ERM in Washington, the PCA mechanism in Idaho, and periodic general rate cases. The resulting regulatory assets associated with energy commodity derivative instruments are probable of recovery through future rates.

AVISTA CORPORATION

Substantially all forward contracts to purchase or sell power and natural gas are recorded as derivative assets or liabilities at estimated fair value with an offsetting regulatory asset or liability. Contracts not considered derivatives are accounted for on the accrual basis until they are settled or realized unless there is a decline in the fair value of the contract determined to be other-than-temporary.

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

Fair Value Measurements

Fair value represents the price that would be received when selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Energy commodity derivative assets and liabilities, deferred compensation assets, some equity investments, as well as derivatives related to interest rate swaps and foreign currency exchange contracts, are reported at estimated fair value on the Condensed Consolidated Balance Sheets. See Note 12 for the Company’s fair value disclosures.

Contingencies

The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual if there is a reasonable possibility that a material loss may be incurred. See Note 16 for further discussion of the Company's commitments and contingencies.

NOTE 2. NEW ACCOUNTING STANDARDS

ASU 2022-03 "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions"

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The purpose of this guidance is to clarify that a contractual restriction on the ability to sell an equity security is not considered part of the unit of account of the equity security, and therefore should not be considered when measuring the equity security's fair value. Additionally, an entity cannot separately recognize and measure a contractual sale restriction. This guidance also adds specific disclosures related to equity securities subject to contractual sale restrictions, including (i) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet and (ii) the nature and remaining duration of the restrictions, and (iii) the circumstances that could cause a lapse in the restrictions. The amendments are effective on January 1, 2024, with early adoption permitted. The amendments must be applied using a prospective approach with any adjustments

AVISTA CORPORATION

from the adoption of the amendments recognized in earnings and disclosed upon adoption. The Company does not expect the impact of these amendments to be material.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emissions allowances, fuel stock and stored natural gas are recorded at average cost and consisted of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Materials and supplies	$81,523	$75,766
Emission allowance	13,774	—
Stored natural gas	1,921	26,788
Fuel stock	4,557	5,120
Total	$101,775	$107,674

Other Current Assets

Other current assets consisted of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Prepayments	$47,245	$30,201
Income taxes receivable	27,815	30,740
Derivative assets net of collateral	871	18,198
Collateral posted for derivative instruments after netting with outstanding derivatives	34,383	66,142
Other	6,351	5,886
Total	$116,665	$151,167

Net Utility Property

Net utility property, which is recorded at original cost, net of accumulated depreciation, consisted of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Utility plant in service	$7,511,264	$7,561,688
Construction work in progress	171,785	164,147
Total	7,683,049	7,725,835
Less: Accumulated depreciation and amortization	2,210,915	2,281,126
Total	$5,472,134	$5,444,709

AVISTA CORPORATION

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Equity investments	$150,681	$147,809
Operating lease ROU assets	69,098	68,238
Finance lease ROU assets	39,145	40,056
Non-utility property	25,535	25,401
Notes receivable	18,272	17,954
Long-term prepaid license fees	17,696	17,936
Pension assets	16,007	13,382
Investment in affiliated trust	11,547	11,547
Deferred compensation assets	7,435	7,541
Held for sale	3,259	—
Other	15,719	15,221
Total	$374,394	$365,085

Other Current Liabilities

Other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Accrued taxes other than income taxes	$37,834	$38,568
Derivative liabilities	10,006	26,910
Employee paid time off accruals	30,843	29,279
Accrued interest	34,310	20,863
Deferred wholesale revenue	—	8,481
Pensions and other postretirement benefits	14,826	15,625
Other	34,576	49,689
Total	$162,395	$189,415

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Operating lease liabilities	$66,044	$64,284
Finance lease liabilities	41,645	42,495
Deferred investment tax credits	28,647	28,784
Climate Commitment Act obligations	21,652	—
Asset retirement obligations	15,880	15,783
Derivative liabilities	5,062	7,892
Other	15,861	16,617
Total	$194,791	$175,855

AVISTA CORPORATION

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$73,968	$10,769	$112,090	$18,185
Decoupling surcharge	4,362	787	6,250	5,449
Deferred natural gas costs	94,653	—	52,091	—
Deferred power costs	37,114	24,143	23,356	24,043
Deferred income taxes	—	237,263	—	240,325
Pension and other postretirement benefit plans	—	133,837	—	135,337
Interest rate swaps	—	184,784	—	185,919
AFUDC above FERC allowed rate	—	50,973	—	51,649
Settlement with Coeur d'Alene Tribe	—	37,530	—	37,809
Advanced meter infrastructure	—	31,622	—	32,381
Utility plant abandoned	—	32,794	—	24,389
Deferred Climate Commitment Act costs	—	19,019	—	—
COVID-19 deferrals	—	9,797	—	9,793
Unamortized debt repurchase costs	—	6,057	—	6,177
Demand side management programs	—	451	—	3,683
Other regulatory assets	—	59,446	—	58,189
Total regulatory assets	$210,097	$839,272	$193,787	$833,328
Regulatory Liabilities
Income tax related liabilities	$58,931	$372,765	$73,267	$390,734
Decoupling rebate	11,032	31,754	9,469	20,476
Utility plant retirement costs	—	383,743	—	376,817
Interest rate swaps	—	23,191	—	24,204
COVID-19 deferrals	—	11,637	—	11,874
Other regulatory liabilities	15,499	17,121	12,929	16,732
Total regulatory liabilities	$85,462	$840,211	$95,665	$840,837

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

Alternative Revenue Programs (Decoupling)

ASC 606 retained existing GAAP associated with alternative revenue programs, which specified alternative revenue programs are contracts between an entity and a regulator of utilities, not a contract between an entity and a customer. GAAP requires an entity present revenue arising from alternative revenue programs separately from revenues arising from contracts with customers on the face of the Condensed Consolidated Statements of Income. The Company's decoupling mechanisms (also known as a FCA in Idaho) qualify as alternative revenue programs. Decoupling revenue deferrals are recognized in the Condensed Consolidated Statements of Income during the period they occur (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage), subject to certain limitations, and a regulatory asset or liability is established that will be surcharged or rebated to customers in future periods. GAAP requires that for any alternative revenue program, like decoupling, the revenue must be expected to be collected from customers within 24 months of the deferral to qualify for recognition in the current period Condensed Consolidated Statement of Income. Any amounts included in the Company's decoupling program not expected to be collected from customers within 24 months are not recorded in the financial statements until the period in which revenue recognition criteria are met. The amounts expected to be collected from customers within 24 months represents an estimate made by the Company on an ongoing basis due to it being based on the volumes of electric and natural gas sold to customers on a go-forward basis.

The Company records alternative program revenues under the gross method, which is to amortize the decoupling regulatory asset/liability to the alternative revenue program line item on the Condensed Consolidated Statements of Income as it is collected from or refunded to customers. The cash passing between the Company and the customers is presented in revenue from contracts with customers since it is a portion of the overall tariff paid by customers. This method results in a gross-up to both revenue from contracts with customers and revenue from alternative revenue programs, but has a net zero impact on total revenue. Depending on whether the previous deferral balance being amortized was a regulatory asset or regulatory liability, and depending on the size and direction of the current year deferral of surcharges and/or rebates to customers, it could result in negative alternative revenue program revenue during the year.

Derivative Revenue

Most wholesale electric and natural gas transactions (including both physical and financial transactions), and the sale of fuel are considered derivatives, which are specifically scoped out of ASC 606. As such, these revenues or losses are disclosed separately from revenue from contracts with customers. The revenue or loss is recognized for these items upon the settlement/expiration of the derivative contract. Derivative revenue includes those transactions entered into and settled within the same month.

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

Other Considerations for Utility Revenues

Gross Versus Net Presentation

Revenues and resource costs from Avista Utilities’ settled energy contracts “booked out” (not physically delivered) are reported on a net basis as part of derivative revenues.

AVISTA CORPORATION

Utility-related taxes collected from customers (primarily state excise taxes and city utility taxes) are imposed on Avista Utilities as opposed to being imposed on its customers; therefore, Avista Utilities is the taxpayer and records these transactions on a gross basis in revenue from contracts with customers and operating expense (taxes other than income taxes). The utility-related taxes collected from customers at AEL&P are imposed on the customers rather than AEL&P; therefore, the customers are the taxpayers and AEL&P is acting as their agent. As such, these transactions at AEL&P are presented on a net basis within revenue from contracts with customers.

Utility-related taxes included in revenue from contracts with customers were as follows for the three months ended March 31 (dollars in thousands):

	2023	2022
Utility-related taxes	$25,739	$22,134

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company does have one capacity agreement where the customer makes payments throughout the year. As of March 31, 2023, the Company estimates it had unsatisfied capacity performance obligations of $10.2 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three months ended March 31 (dollars in thousands):

	2023	2022
Avista Utilities
Revenue from contracts with customers	$478,775	$405,337
Derivative revenues	(3,062)	57,373
Alternative revenue programs	(19,038)	(16,777)
Deferrals and amortizations for rate refunds to customers	417	369
Other utility revenues	3,050	2,570
Total Avista Utilities	460,142	448,872
AEL&P
Revenue from contracts with customers	14,211	12,955
Deferrals and amortizations for rate refunds to customers	—	(48)
Other utility revenues	152	147
Total AEL&P	14,363	13,054

Other non-utility revenues	126	120
Total operating revenues	$474,631	$462,046

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three months ended March 31 (dollars in thousands):

	2023			2022
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended March 31:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$122,823	$6,881	$129,704	$121,003	$6,461	$127,464
Commercial	81,226	7,266	88,492	83,570	6,434	90,004
Industrial	25,167	—	25,167	24,892	—	24,892
Public street and highway lighting	1,955	64	2,019	1,864	60	1,924
Total retail revenue	231,171	14,211	245,382	231,329	12,955	244,284
Transmission	7,947	—	7,947	4,685	—	4,685
Other revenue from contracts with customers	17,293	—	17,293	8,762	—	8,762
Total electric revenue from contracts with customers	$256,411	$14,211	$270,622	$244,776	$12,955	$257,731

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three months ended March 31 (dollars in thousands):

	2023	2022
	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$140,836	$103,215
Commercial	72,325	50,621
Industrial and interruptible	5,528	2,962
Total retail revenue	218,689	156,798
Transportation	2,269	2,357
Other revenue from contracts with customers	1,406	1,406
Total natural gas revenue from contracts with customers	$222,364	$160,561

NOTE 5. LEASES

In March 2023, the Company entered into an agreement with Rathdrum Power, LLC (Rathdrum) amending and restating the previously existing PPA for purchase of all the output of the Lancaster plant, a 270 MW natural gas-fired combined cycle combustion turbine. The restated agreement meets the definition of a lease under ASC 842, and all payments are variable in nature, based on capacity, usage or performance of the plant. Therefore, there is no resulting lease obligation or corresponding ROU asset recorded by the Company.

The Company previously had a variable interest in Rathdrum through the PPA, however did not consider itself the primary beneficiary of the entity. As a result of entering the amended and restated PPA, the Company reconsidered whether Rathdrum is a variable interest entity, concluding Rathdrum no longer meets the definition of a variable interest entity. This conclusion does not materially impact the Company's financial statements.

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

The following table presents the underlying energy commodity derivative volumes as of March 31, 2023 expected to be delivered or mature in the respective years shown (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2023	10	30	19,923	63,125	249	1,430	667	16,425
2024	—	—	1,448	38,810	—	—	1,370	9,745
2025	—	—	2,640	5,795	—	—	1,115	1,125
2026	—	—	450	—	—	—	—	—

As of March 31, 2023, there are no expected deliveries of energy commodity derivatives after 2026.

The following table presents the underlying energy commodity derivative volumes as of December 31, 2022 expected to be delivered or mature in the respective years shown (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
2023	5	—	19,140	79,253	136	1,011	4,145	29,473
2024	—	—	533	30,658	—	—	1,370	9,668
2025	—	—	450	4,895	—	—	1,115	1,125

AVISTA CORPORATION

As of December 31, 2022, there were no expected deliveries of energy commodity derivatives after 2025.

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

The following table summarizes the foreign currency exchange derivatives outstanding as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Number of contracts	24	19
Notional amount (in United States dollars)	$4,865	$8,563
Notional amount (in Canadian dollars)	6,643	11,659

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

The following table summarizes the unsettled interest rate swap derivatives outstanding as of March 31, 2023 and December 31, 2022 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
March 31, 2023	2	$20,000	2024
December 31, 2022	4	$40,000	2023
	1	10,000	2024

See Note 10 for discussion of the issuance of first mortgage bonds and the related settlement of interest rate swaps in connection with the pricing of the bonds in March 2023.

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

AVISTA CORPORATION

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2023 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$45	$—	$—	$45
Interest rate swap derivatives
Other property and investments-net and other non-current assets	2,455	—	—	2,455
Other non-current liabilities and deferred credits	—	(247)	—	(247)
Energy commodity derivatives
Other current assets	965	(142)	3	826
Other property and investments-net and other non-current assets	189	(106)	—	83
Other current liabilities	36,683	(111,475)	64,786	(10,006)
Other non-current liabilities and deferred credits	3,788	(14,641)	6,038	(4,815)
Total derivative instruments recorded on the balance sheet	$44,125	$(126,611)	$70,827	$(11,659)

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2022 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$43	$—	$—	$43
Other current liabilities	—	(3)	—	(3)
Interest rate swap derivatives
Other current assets	8,536	—	—	8,536
Other property and investments-net and other non-current assets	2,648	—	—	2,648
Other current liabilities	—	(52)	—	(52)
Energy commodity derivatives
Other current assets	32,257	(22,638)	—	9,619
Other property and investments-net and other non-current assets	312	(16)	—	296
Other current liabilities	107,902	(229,607)	94,850	(26,855)
Other non-current liabilities and deferred credits	6,049	(24,530)	10,589	(7,892)
Total derivative instruments recorded on the balance sheet	$157,747	$(276,846)	$105,439	$(13,660)

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

AVISTA CORPORATION

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Energy commodity derivatives
Cash collateral posted	$105,210	$171,581
Letters of credit outstanding	24,000	49,425
Balance sheet offsetting	70,827	105,439

There was no cash collateral or letters of credit outstanding related to interest rate swap derivatives as of March 31, 2023 and December 31, 2022.

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position and the amount of additional collateral Avista Corp. could be required to post as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	$247	$52
Additional collateral to post	247	52

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $3.3 million in cash to the pension plan for the three months ended March 31, 2023, and expects to contribute $10.0 million in 2023.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Three months ended March 31:
Service cost	$4,894	$5,771	$818	$1,063
Interest cost	7,232	6,907	1,044	1,440
Expected return on plan assets	(10,922)	(10,951)	(891)	(700)
Amortization of prior service cost	123	75	(263)	(275)
Net loss recognition	839	1,148	533	890
Net periodic benefit cost	$2,166	$2,950	$1,241	$2,418

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

NOTE 8. INCOME TAXES

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

The following table summarizes the significant factors impacting the difference between the Company's effective tax rate and the federal statutory rate for the three months ended March 31 (dollars in thousands):

	2023		2022
Federal income taxes at statutory rates	$10,126	21.0%	$12,753	21.0%
Increase (decrease) in tax resulting from:
Flow through related to deduction of meters and mixed service costs (1)	(13,523)	(28.0)	(17,434)	(28.7)
Tax effect of regulatory treatment of utility plant differences (2)	(3,687)	(7.7)	(6,322)	(10.4)
State income tax expense	566	1.2	823	1.4
Settlement of equity awards	—	—	(19)	—
Other	(110)	(0.2)	(637)	(1.1)
Total income tax benefit	$(6,628)	(13.7)%	$(10,836)	(17.8)%
(1)
The Company's general rate cases included approval of base rate increases, offset by tax customer credits. As the tax customer credits are returned to customers, this results in a decrease to income tax expense as a result of flowing through the benefits related to meters and mixed service costs. The decrease in income tax expense offsets the increases in base rate granted to the Company in these general rate cases.
(2)
Prior to 2022, for depreciation-related temporary differences under the normalization tax accounting method, the Company utilized the average rate assumption method to compute the amounts returned to customers. Beginning in 2022, the Company changed to the alternative method, to be in compliance with recently released revenue procedures and private letter rulings.

NOTE 9. SHORT-TERM BORROWINGS

Avista Corp.

Lines of Credit

Avista Corp. has a committed line of credit in the total amount of $400 million. with expiration date of June 2026. Avista Corp. has the option to extend for an additional one year period (subject to customary conditions). The committed line of credit is secured by non-transferable first mortgage bonds of Avista Corp. issued to the agent bank that would only become due and payable in the event, and then only to the extent, Avista Corp. defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.’s $400 million revolving committed line of credit were as follows as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Borrowings outstanding at end of period	$231,000	$313,000
Letters of credit outstanding at end of period	4,638	35,563
Average interest rate on borrowings at end of period	5.79%	5.31%

In 2022, Avista Corp. entered into a revolving credit agreement in the amount of $100 million with a maturity date in November 2023. As of March 31, 2023 and December 31, 2022, Avista Corp. did not have any outstanding borrowings under this agreement.

AVISTA CORPORATION

The borrowings outstanding under Avista Corp.'s committed lines of credit were classified as short-term borrowings on the Condensed Consolidated Balance Sheets.

2022 Term Loan

Avista Corp. had a term loan agreement in the amount of $150 million with a maturity date of March 30, 2023. Avista Corp. borrowed the entire $150 million available under the agreement in 2022, and repaid the entire outstanding balance in March 2023.

2022 Letter of Credit Facility

In December 2022, Avista Corp. entered into a continuing letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

As of March 31, 2023, Avista Corp. had $24.0 million in letters of credit outstanding under this agreement. Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued the letter.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and in some cases other obligations. Most of the short-term borrowing agreement also include a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of March 31, 2023, the Company was in compliance with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in November 2024. There were no borrowings or letters of credit outstanding under this agreement as of March 31, 2023 and December 31, 2022. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

NOTE 10. LONG-TERM DEBT

In March 2023, the Company issued and sold $250.0 million of 5.66 percent first mortgage bonds due in 2053 with institutional investors in the private placement market. In connection with the pricing of the first mortgage bonds in March 2023, the Company cash-settled four interest rate swap derivatives (notional aggregate amount of $40.0 million) and received a net amount of $7.5 million, which will be amortized as a component of interest expense over the life of the debt. See Note 6 for a discussion of interest rate swap derivatives.

A portion of the net proceeds from the sale of these bonds will be used for the construction or improvement of utility facilities, and a portion was used to refinance existing indebtedness, including the repayment of Avista Corp.'s $150 million term loan.

NOTE 11. LONG-TERM DEBT TO AFFILIATED TRUSTS

In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities with a floating distribution rate of LIBOR plus 0.875 percent, calculated and reset quarterly. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate on these securities will be replaced, by operation of law, with three-month CME Term Secured Overnight Financing Rate (SOFR), as calculated and published by CME Group Benchmark

AVISTA CORPORATION

Administration, Ltd. (a successor administrator), plus a tenor spread adjustment of 0.26 percent. Accordingly, the distribution rate on the Preferred Trust Securities will then be the three-month CME Term SOFR plus 1.137 percent calculated and reset quarterly.

The distribution rates were as follows during the three months ended March 31, 2023 and the year ended December 31, 2022:

	March 31,	December 31,
	2023	2022
Low distribution rate	5.64%	1.05%
High distribution rate	5.84%	5.64%
Distribution rate at the end of the period	5.84%	5.64%

Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $1.5 million of Common Trust Securities to the Company. The Preferred Trust Securities may be redeemed at the option of Avista Capital II at any time and mature on June 1, 2037. In December 2000, the Company purchased $10.0 million of these Preferred Trust Securities.

The Company owns 100 percent of Avista Capital II and has solely and unconditionally guaranteed the payment of distributions on, and redemption price and liquidation amount for, the Preferred Trust Securities to the extent Avista Capital II has funds available for such payments from the respective debt securities. Upon maturity or prior redemption of such debt securities, the Preferred Trust Securities will be mandatorily redeemed. The Company does not include these capital trusts in its condensed consolidated financial statements as Avista Corp. is not the primary beneficiary. As such, the sole assets of the capital trusts are $51.5 million of junior subordinated deferrable interest debentures of Avista Corp., which are reflected on the Condensed Consolidated Balance Sheets. Interest expense to affiliated trusts in the Condensed Consolidated Statements of Income represents interest expense on these debentures.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, but which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 – Pricing inputs include significant inputs generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The

AVISTA CORPORATION

determination of the fair values incorporates various factors including the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit), and the impact of Avista Corp.’s nonperformance risk on its liabilities.

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,113,500	$1,024,858	$1,113,500	$966,881
Long-term debt (Level 3)	1,450,000	1,167,273	1,200,000	881,480
Snettisham finance lease obligation (Level 3)	44,921	41,800	45,730	41,700
Long-term debt to affiliated trusts (Level 3)	51,547	42,238	51,547	42,836

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 62.52 percent to 109.53 percent of the principal amount, where 100.0 percent of the principal amount (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on March 31, 2023 and December 31, 2022.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
March 31, 2023
Assets:
Energy commodity derivatives (2)	$—	$41,447	$178	$(40,716)	$909
Foreign currency exchange derivatives	—	45	—	—	45
Interest rate swap derivatives	—	2,455	—	—	2,455
Equity Investments	—	—	51,014	—	51,014
Deferred compensation assets:
Mutual Funds:
Fixed income securities (3)	1,231	—	—	—	1,231
Equity securities (3)	6,051	—	—	—	6,051
Total	$7,282	$43,947	$51,192	$(40,716)	$61,705
Liabilities:
Energy commodity derivatives (2)	$—	$115,124	$11,240	$(111,543)	$14,821
Interest rate swap derivatives	—	247	—	—	247
Total	$—	$115,371	$11,240	$(111,543)	$15,068
December 31, 2022
Assets:
Energy commodity derivatives (2)	$—	$146,232	$288	$(136,605)	$9,915
Foreign currency exchange derivatives	—	43	—	—	43
Interest rate swap derivatives	—	11,184	—	—	11,184
Equity Investments	—	—	54,284	—	54,284
Deferred compensation assets:
Mutual Funds:
Fixed income securities (3)	1,267	—	—	—	1,267
Equity securities (3)	6,132	—	—	—	6,132
Total	$7,399	$157,459	$54,572	$(136,605)	$82,825
Liabilities:
Energy commodity derivatives (2)	$—	$258,769	$18,022	$(242,044)	$34,747
Foreign currency exchange derivatives	—	3	—	—	3
Interest rate swap derivatives	—	52	—	—	52
Total	$—	$258,824	$18,022	$(242,044)	$34,802
(1)
The Company is permitted to net derivative assets and derivative liabilities with the same counterparty when a legally enforceable master netting agreement exists. In addition, the Company nets derivative assets and derivative liabilities against any payables and receivables for cash collateral held or placed with these same counterparties.
(2)
The Level 3 energy commodity derivative balances are associated with natural gas exchange agreements.
(3)
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

Level 3 Fair Value

Natural Gas Exchange Agreement

For the natural gas commodity exchange agreement, the Company uses the same Level 2 market quotes described above; however, the Company also estimates the purchase and sales volumes (within contractual limits) as well as the timing of those transactions. Changing the timing of volume estimates changes the timing of purchases and sales, impacting which brokered quote is used. Because the brokered quotes can vary significantly from period to period, the unobservable estimates of the timing and volume of transactions can have a significant impact on the calculated fair value. The Company currently estimates volumes and timing of transactions based on a most likely scenario using historical data. Historically, the timing and volume of transactions are not highly correlated with market prices and market volatility.

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of March 31, 2023 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	March 31, 2023	Technique	Input	Average Price
Natural gas exchange agreement	$(11,062)	Internally derived weighted average cost of gas	Forward purchase prices	$2.29 - $3.95/mmBTU $3.17 Weighted Average
			Forward sales prices	$2.95 - $9.48/mmBTU $7.18 Weighted Average
			Purchase volumes	130,000 - 321,500 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

AVISTA CORPORATION

The valuation methods, significant inputs and resulting fair values described above were developed by the Company's management and are reviewed on at least a quarterly basis to ensure they provide a reasonable estimate of fair value each reporting period.

Equity Investments

The Company has two equity investments measured at fair value on a recurring basis. For one investment, fair value is determined using a market approach, starting with enterprise values from recent market transaction data for comparable companies with similar equity instruments. The market transaction data was used to estimate an enterprise value of the underlying investment and that value was allocated to the various classes of equity via an option pricing model and a waterfall approach. The selection of appropriate comparable companies and the expected time to a liquidation event requires management judgment. The significant assumptions in the analysis include the comparable market transactions and related enterprise values, time to liquidity event and the market discount for lack of liquidity. In the event there are relevant market transactions for the same or similar securities of the subject company or there is the reasonable possibility of a transaction occurring, those transactions are utilized as an input to the valuation with a probability weight applied the valuation.

For the second investment, the fair value is determined using an income approach utilizing a discounted cash flow model. The model is based on income statement forecasts from the underlying company to determine cash flows for the period of ownership. The model then utilizes market multiples from publicly traded comparable companies in similar industries and projects to estimate the terminal fair value. The market multiples are reduced to reflect the difference in the life cycle between the publicly traded comparable companies and the start-up nature of the investment company. The selection of appropriate comparable companies, market multiples and the reduction to those market multiples requires management judgment. The significant assumptions in the model include the discount rate representing the risk associated with the investment, market multiples and the related reduction to those multiples, revenue forecasts, and the estimated terminal date for the investment. In the event there are relevant market transactions for the same or similar securities of the subject company, those transactions are used to determine the fair value of Avista Corp.’s investment under a market approach instead of utilizing a discounted cash flow model. The market transactions are considered Level 3 inputs because they are not publicly available observable transactions.

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 equity investments as of March 31, 2023 (dollars in thousands):

Fair Value at
	March 31, 2023	Valuation Technique	Unobservable Input	Range
Equity investments	$51,014	Market approach	Comparable enterprise values	$130,000-$388,600 $246,000 Average
			Time to liquidity event	0 to 2 years
			Probability weighting	75%/25%
		Market approach	Issuance price per share	$4.42 to $5.52 $5.06 Average

AVISTA CORPORATION

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in thousands):

	Natural Gas Exchange Agreement (1)	Equity Investments	Total
Three Months Ended March 31, 2023:
Balance as of January 1, 2023	$(17,734)	$54,284	$36,550
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	6,783	—	6,783
Recognized in net income	—	(2,637)	(2,637)
Purchases and debt conversions	—	2,367	2,367
Settlements	(111)	—	(111)
Other	—	(3,000)	(3,000)
Ending balance as of March 31, 2023	$(11,062)	$51,014	$39,952
Three Months Ended March 31, 2022:
Balance as of January 1, 2022	$(7,771)	$—	$(7,771)
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	2,499	—	2,499
Settlements	(925)	—	(925)
Ending balance as of March 31, 2022	$(6,197)	$—	$(6,197)
(1)
There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
NOTE 13. COMMON STOCK

The Company issued common stock for total net proceeds of $29.9 million during the three months ended March 31, 2023. Most of these issuances came through the Company's sales agency agreements under which the sales agents may offer and sell new shares of common stock from time to time. Under these sales agency agreements, the Company issued 0.7 million shares during the three months ended March 31, 2023. The Company has board and regulatory authority to issue a maximum of 5.6 million shares under these agreements, of which 1.6 million remain unissued as of March 31, 2023.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $552 and $547, respectively	$2,076	$2,058

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three months ended March 31 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2023	2022
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (a)	$(140)	$(200)
Amortization of net loss (a)	1,372	2,038
Adjustment due to effects of regulation (a)	(1,255)	(1,489)
Total before tax (b)	(23)	349
Tax expense (b)	5	(73)
Net of tax (b)	$(18)	$276

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

NOTE 15. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31 (in thousands, except per share amounts):

	2023	2022
Numerator:
Net income	$54,845	$71,565
Denominator:
Weighted-average number of common shares outstanding-basic	75,169	71,787
Effect of dilutive securities:
Performance and restricted stock awards	106	143
Weighted-average number of common shares outstanding-diluted	75,275	71,930
Earnings per common share:
Basic	$0.73	$1.00
Diluted	$0.73	$0.99

There were no shares excluded from the calculation because they were antidilutive.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. For all such matters, the Company will vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the ultimate outcome of any particular matter because litigation and other contested proceedings are inherently subject to numerous uncertainties. For matters affecting Avista Utilities’ or AEL&P's operations, the Company intends to seek, to the extent appropriate, recovery of incurred costs through the ratemaking process.

Boyds Fire (State of Washington Department of Natural Resources (DNR) v. Avista)

In August 2019, the Company was served with a complaint, captioned “State of Washington Department of Natural Resources v. Avista Corporation,” seeking recovery of up to $4.4 million for fire suppression and investigation costs and related expenses incurred in connection with a wildfire that occurred in Ferry County, Washington in August 2018. Specifically, the complaint alleges the fire, which became known as the “Boyds Fire,” was caused by a dead ponderosa pine tree falling into an overhead distribution line, and Avista Corp. was negligent in failing to identify and remove the tree before it came into contact with the line. Avista Corp. disputes that the tree in question was the cause of the fire and that it was negligent in failing to identify and remove it. Additional lawsuits were subsequently filed by private landowners seeking property damages, and holders of insurance subrogation claims seeking recovery of insurance proceeds paid.

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

AVISTA CORPORATION

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

The Company has become aware of instances where, during the course of the storm, otherwise healthy trees and limbs, located in areas outside its maintenance right-of-way, broke under the extraordinary wind conditions and caused damage to its energy delivery system at or near what is believed to be the potential area of origin of a wildfire. Those instances include what has been referred to as: the Babb Road fire (near Malden and Pine City, Washington); the Christensen Road fire (near Airway Heights, Washington); the Mile Marker 49 fire (near Orofino, Idaho); and the Kewa Field Fire (near Colville, Washington). These wildfires covered, in total, more than 25,000 acres. The Company estimates approximately 230 residential, commercial and other structures were impacted. With respect to the Christensen Road Fire, the Mile Marker 49 Fire, and the Kewa Field Fire, the Company’s investigation determined the primary cause of the fires was extreme high winds. To date, the Company has not found any evidence that the fires were caused by any deficiencies in its equipment, maintenance activities or vegetation management practices. See further discussion below regarding the Babb Road Fire.

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

Babb Road Fire

In May 2021 the Company learned the Washington Department of Natural Resources (DNR) had completed its investigation and issued a report on the Babb Road Fire. The Babb Road fire covered approximately 15,000 acres and destroyed approximately 220 structures. There are no reports of personal injury or death resulting from the fire.

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

AVISTA CORPORATION

Nine lawsuits seeking unspecified damages have been filed in connection with the Babb Road fire. These include six subrogation actions filed by insurance companies seeking recovery for amounts paid to insureds; two actions on behalf of individual plaintiffs; and a class action lawsuit. All proceedings were consolidated for discovery and pre-trial proceedings, are pending in the Superior Court of Spokane County Washington, and variously assert causes of action for negligence, private nuisance, trespass and inverse condemnation (a theory of strict liability).

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

The Washington Clean Energy Transformation Act (CETA), among other things, imposes deadlines by which each electric utility must eliminate from its electricity rates in Washington the costs and benefits associated with coal-fired resources, such as Colstrip. The practical impact of CETA is electricity from such resources, including Colstrip, may no longer be delivered to Washington retail customers after 2025.

The co-owners of Colstrip Units 3 and 4 have differing needs for the generating capacity of these units. Accordingly, certain business disagreements have arisen among the co-owners, including, disagreements as to the requirements for shutting down these units. NorthWestern has initiated arbitration pursuant to the O&O Agreement to resolve these business disagreements, and two actions have been initiated to compel arbitration of those disputes: one by Talen in the Montana Thirteenth Judicial District Court for Yellowstone County, and one by the Western Co-Owners, which is pending in Montana Federal District Court. In light of the ownership transfer agreements discussed below, the Colstrip owners agreed to stay both the litigation and the arbitration through June 16, 2023, at which time the proceedings would resume absent further agreement between the owners.

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

AVISTA CORPORATION

On January 16, 2023, the Company entered into an agreement with NorthWestern under which the Company will transfer its 15 percent ownership in Colstrip Units 3 and 4 to NorthWestern. There is no monetary exchange included in the transaction. The transaction is scheduled to close on December 31, 2025 or such other date as the parties mutually agree upon.

Under the agreement, the Company will remain obligated through the close of the transaction to pay its share of (i) operating expenses, (ii) capital expenditures, but not in excess of the portion allocable pro rata to the portion of useful life (through 2030) expired through the close of the transaction, and (iii) except for certain costs relating to post-closing activities, site remediation expenses. In addition, the Company would enter into an agreement under which it would retain its voting rights with respect to decisions relating to remediation.

The Company will retain its Colstrip transmission system assets, which are excluded from the transaction.

Under the Colstrip O&O Agreement, each of the other owners of Colstrip has a 90-day period in which to evaluate the transaction and determine whether to exercise their respective rights of first refusal as to a portion of the generation being turned over to NorthWestern. That period was extended, by agreement of the Owners, through June 16, 2023.

The transaction is subject to the satisfaction of customary closing conditions including the receipt of any required regulatory approvals, as well as NorthWestern's ability to enter into a new coal supply agreement by December 31, 2024.

The Company does not expect this transaction to have a material impact on its financial results.

Burnett et al. v. Talen et al.

Multiple property owners initiated a legal proceeding (titled Burnett et al. v. Talen et al.) in the Montana District Court for Rosebud County against Talen, PSE, Pacificorp, PGE, Avista Corp., NorthWestern, and Westmoreland Rosebud Mining. The plaintiffs allege a failure to contain coal dust in connection with the operation of Colstrip, and seek unspecified damages. The Company will vigorously defend itself in the litigation, but at this time is unable to predict the outcome, nor an amount or range of potential impact in the event of an outcome adverse to the Company’s interests.

Westmoreland Mine Permits

Two lawsuits have been commenced by the Montana Environmental Information Center, challenging certain permits relating to the operation of the Westmoreland Rosebud Mine, which provides coal to Colstrip. In the first, the Montana District Court for Rosebud County issued an order vacating a permit for one area of the mine. In the second, the Montana Federal District Court issued findings and recommended that a decision approving expansion of the mine into a new area should be vacated, but recommending the decision not take effect for 365 days from the date of a final order. Both decisions may be subject to appellate review. Avista Corp. is not a party to either of these proceedings, but is continuing to monitor the progress of both lawsuits and assess the impact, if any, of the proceedings on Westmoreland’s ability to meet its contractual coal supply obligations.

National Park Service (NPS) - Natural and Cultural Damage Claim

In March 2017, the Company accessed property managed by the National Park Service (NPS) to prevent the imminent failure of a power pole surrounded by flood water in the Spokane River. The Company voluntarily reported its actions to the NPS several days later. Thereafter, in March 2018, the NPS notified the Company that it might seek recovery for unspecified costs and damages allegedly caused during the incident pursuant to the System Unit Resource Protection Act (SURPA), 54 U.S.C. 100721 et seq. In January 2021, the United States Department of Justice (DOJ) requested the Company and the DOJ renew discussions relating to the matter. In July 2021, the DOJ communicated that it may seek damages of approximately $2 million in connection with the incident for alleged damage to “natural and cultural resources”. In addition, the DOJ indicated that it may seek treble damages under the SURPA and state law, bringing its total potential claim to approximately $6 million.

The Company disputes the position taken by the DOJ with respect to the incident, as well as the nature and extent of the DOJ’s alleged damages, and will vigorously defend itself in any litigation that may arise with respect to the matter. The Company and the DOJ have engaged in discussions to understand their respective positions and determine whether a resolution of the dispute may be possible. However, the Company cannot predict the outcome of the matter.

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

Climate Commitment Act (CCA) Obligations

Effective January 1, 2023, the CCA went into effect in the State of Washington, requiring the Company to secure enough carbon allowances to cover its carbon emissions over a certain amount each year. The state has provided carbon allowances to cover electric retail activities, however the Company is assessing whether additional carbon allowances will need to be purchased for its electric wholesale activities or if the state will provide carbon allowances at no cost. At this time, the Company estimates an additional cost of $5.9 million would have been incurred in the first quarter if these additional allowances are required to be purchased. However, given the uncertainty of the law’s application to electric wholesale operations, these additional costs are not probable at this time, and have not been recorded. The Company expects to recover any costs incurred for its Washington operations through the ratemaking process.

Other Contingencies

In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes any ultimate liability arising from these actions will not have a material impact on its financial condition, results of operations or cash flows. It is possible a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant. See "Note 22 of the Notes to Consolidated Financial Statements" in the 2022 Form 10-K for additional discussion regarding other contingencies.

NOTE 17. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the basis used by the Company's management to analyze performance and determine the allocation of resources. The Company's management evaluates performance based on income (loss) from operations before income taxes as well as net income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Avista Utilities' business is managed based on the total regulated utility operation; therefore, it is considered one segment. AEL&P is a separate reportable business segment, as it has separate financial reports reviewed in detail by the Chief Operating Decision Maker and its operations and risks are sufficiently different from Avista Utilities and the other businesses at AERC that it cannot be aggregated with any other operating segments. The Other category, which is not a reportable segment, includes other investments and operations of various subsidiaries, as well as certain other operations of Avista Capital.

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2023:
Operating revenues	$460,142	$14,363	$474,505	$126	$—	$474,631
Resource costs	192,137	791	192,928	—	—	192,928
Other operating expenses	101,389	3,589	104,978	1,011	—	105,989
Depreciation and amortization	62,464	2,724	65,188	31	—	65,219
Income (loss) from operations	70,559	6,958	77,517	(916)	—	76,601
Interest expense (2)	34,074	1,452	35,526	347	(218)	35,655
Income taxes	(7,948)	1,539	(6,409)	(219)	—	(6,628)
Net income (loss)	51,627	4,042	55,669	(824)	—	54,845
Capital expenditures (3)	97,764	2,726	100,490	3	—	100,493
For the three months ended March 31, 2022:
Operating revenues	$448,872	$13,054	$461,926	$120	$—	$462,046
Resource costs	186,424	444	186,868	—	—	186,868
Other operating expenses	90,984	3,543	94,527	956	—	95,483
Depreciation and amortization	59,879	2,698	62,577	32	—	62,609
Income (loss) from operations	77,779	6,058	83,837	(868)	—	82,969
Interest expense (2)	26,572	1,487	28,059	128	(3)	28,184
Income taxes	(12,360)	1,260	(11,100)	264	—	(10,836)
Net income	67,278	3,293	70,571	994	—	71,565
Capital expenditures (3)	95,464	523	95,987	414	—	96,401
Total Assets:
As of March 31, 2023:	$6,952,564	$268,746	$7,221,310	$188,075	$(15,459)	$7,393,926
As of December 31, 2022:	$6,976,164	$264,322	$7,240,486	$187,027	$(10,163)	$7,417,350
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of March 31, 2023, the related condensed consolidated statements of income, comprehensive income (loss), equity and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 2, 2023

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations was prepared in accordance with the SEC’s Regulation S-K for interim financial information and with the instructions to Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations does not contain the full detail or analysis, or the full discussion of trends and uncertainties, that would accompany financial statements for a full fiscal year; therefore, it should be read in conjunction with the Company's 2022 Form 10-K.

Business Segments

Our business segments have not changed during the three months ended March 31, 2023. See the 2022 Form 10-K as well as “Note 17 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income (loss) for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2023	2022
Avista Utilities	$51,627	$67,278
AEL&P	4,042	3,293
Other	(824)	994
Net income	$54,845	$71,565

Executive Overview

Overall Results

Net income for the three months ended March 31, 2023 decreased compared to the three months ended March 31, 2022, primarily due to Avista Utilities results, including increased operating costs and increased interest expense. Interest expense increased due to higher rates and balances outstanding as a result of capital expenditures, increased deferred resource costs and collateral requirements. Income tax benefits decreased due to tax customer credits being fully returned to customers by the end of the third quarter, and income taxes being spread throughout the year as a percentage of pre-tax income. Electric utility margin also decreased slightly due to increased net power supply costs, which resulted in a $7.6 million pre-tax expense under the ERM compared to a $1.9 million pre-tax benefit in the first quarter of 2022. This decrease in margin was partially offset by increases due to customer growth and the impacts of our general rate cases.

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

See “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further discussion on Colstrip and our agreement with NorthWestern.

Washington Climate Commitment Act (CCA)

Effective January 1, 2023, the CCA went into effect in the State of Washington, requiring us to secure enough carbon allowances to cover our carbon emissions over a certain amount each year. We purchase allowances recorded as inventory, and record emissions obligations and emissions expense associated with sales. As allowances are used and retired, we remove both the inventory and

AVISTA CORPORATION

emissions obligation from the balance sheet. We expect to purchase allowances for our Washington natural gas and Idaho electric operations, and are assessing the need to purchase allowances for our Washington electric wholesale activity. We received regulatory approval in Washington to defer incremental costs related to complying with the CCA for our natural gas operations, and will seek approval for incremental costs associated with our electric operations. Treatment of incremental costs in Idaho is pending in our 2023 general rate case results.

Liquidity and Increased Resource Pricing

Through the winter months, natural gas and power prices where elevated due to increased loads associated with colder than normal weather throughout the region, as well as natural gas pipeline constraints due to this increased demand. These increased prices led to increased liquidity needs for purchases of physical commodities as well as significant margin calls associated with future commodity activity and hedging arrangements. That, in turn, placed pressure on our available liquidity.

In response to these increased liquidity needs, we entered into additional credit agreements during the fourth quarter of 2022. See “Note 9 of the Notes to Condensed Consolidated Financial Statements” for further discussion on these credit agreements.

Our regulatory asset balances for our ERM, PCA and PGA deferral mechanisms increased significantly as a result of these elevated prices. We expect these deferral amounts to be recovered in future customer rates through the regulatory process. See “Power Cost Deferrals and Recovery Mechanisms” for further discussion on regulatory matters, including deferral mechanisms and associated balances.

Increased borrowings funding these deferrals and margin calls, coupled with rising interest rates, also increased interest expense.

Inflation

We are experiencing inflationary pressures in multiple areas of our business, including higher labor and benefits costs and higher gasoline and diesel costs. We cannot estimate how long inflation will remain at elevated levels. In addition, our interest costs increased due to higher interest rates than those approved in our most recent general rate cases, as well as increased borrowing needs for energy commodity transactions.

Regulatory Lag

Regulatory “lag” is inherent in utility ratemaking; a result of the delay between the investment in utility plant and/or the increase in costs and the receipt of an order of a public utility commission authorizing an increase in rates sufficient to recover such investment or costs. Regulatory lag can be mitigated to some extent by the incorporation of reasonably expected forward-looking information into an authorization of increased rates. However, there is no protection against unexpected inflation and increased interest rates, as experienced in 2022 and which are continuing into 2023. While we believe the 2022 Washington general rate settlement is helpful, some increases in our operating expenses and interest costs will have to be addressed in future rate cases. See “Regulatory Matters” for additional discussion of the general rate cases.

Supply Chain Delays

We continue to experience supply chain delays due to, among other things, the combined effects of the COVID-19 pandemic, inflation, and staffing shortages across multiple industries. These various issues impacted the delivery times of some of our materials and equipment and made some materials and equipment difficult to acquire in the needed quantities. So far, the delays are being proactively mitigated with minimal impact, as we modified project plans in response to extended lead time for our materials; and in some cases we were able to locate new suppliers in other parts of the country or internationally. However, any problems that could result from future delays may affect the ability of suppliers or contractors to perform, which could increase our operating costs and delay and/or increase the cost of our capital projects.

Climate Change

There is a trend of increasing average temperatures that has had, and will likely continue to have, various direct and indirect impacts on our business. Direct impacts include, without limitation, variations in the amount and timing of energy demand throughout the

AVISTA CORPORATION

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

For additional information regarding climate change, effects of climate change on our operations and results of operations and legislation and regulation designed to mitigate climate change, see "Environmental Issuance and Contingencies" and our 2022 Form 10-K.

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

Avista Utilities

Washington General Rate Cases

2022 General Rate Cases

On December 12, 2022, the WUTC issued an order approving the multi-party settlement agreement filed in June 2022. The parties to the settlement agreement included, in addition to us, the Staff of the WUTC, the Alliance of Western Energy Consumers, the NW Energy Coalition, The Energy Project, Walmart, Small Business Utility Advocates and Sierra Club. The Public Counsel Unit of the Washington Attorney General’s Office (Public Counsel), while a party to the rate cases, did not join in the settlement agreement. The settlement agreement was reached after negotiation of all issues but is “results-focused” -- that is, it represents agreement among all parties (except Public Counsel) as to our overall revenue requirement, without specifying the details of any component except the rate of return on rate base.

On December 22, 2022, Public Counsel filed a Petition for Reconsideration requesting the WUTC to reconsider its ruling on the settlement agreement. Public Counsel’s primary issue is related to the “results-focused” approach used by the settling parties and approved by the WUTC. Public Counsel argues the WUTC order approving this approach denied Public Counsel the right to offer evidence in opposition to a settlement or particular components, because there was no other way to oppose a “results-focused” revenue requirement with sufficient support. Public Counsel also argued this procedure may effectively prevent parties in future rate cases from exercising their rights to oppose settlements.

On January 30, 2023, the WUTC issued an order denying the Petition for Reconsideration, stating Public Counsel was afforded every opportunity to exercise its rights to oppose the settlement, and reiterated that the end results of the settlement produced rates that were equitable, fair, just, reasonable and sufficient.

The approved rates are designed to increase annual base electric revenues by $38.0 million (or 6.9 percent), effective in December 2022, and $12.5 million (or 2.1 percent), effective in December 2023. The approved rates are also designed to increase annual base natural gas revenues by $7.5 million (or 6.5 percent), effective in December 2022, and $1.5 million (or 1.2 percent), effective in December 2023.

AVISTA CORPORATION

To mitigate the overall impact of the revenue increases on customers, we will offset part of the 2022 base rate request with tax customer credits. The total estimated benefits of these credits, $27.6 million for electric customers and $12.5 million for natural gas customers, will be returned over a two-year period from December 2022 to December 2024.

In addition, the order approved a separate tracking mechanism and tariff for purposes of recovering existing and prospective Colstrip costs.

The WUTC approved an ROR on rate base of 7.03 percent, but the settlement does not specify an explicit ROE, cost of debt or capital structure.

These general rate cases require a subsequent review of capital projects included in rates and a refund of revenues related to imprudent expenditures or those not used and useful.

Idaho General Rate Cases

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

Oregon General Rate Cases

2023 General Rate Case

In March 2023, we filed a natural gas general rate case with the OPUC. If approved, new rates would be effective on January 1, 2024.

The proposed rates are designed to increase annual base natural gas revenues by $11.0 million (or 14.4 percent).

The proposed revenue increase request is based on a proposed ROR of 7.59 percent, with a common equity ratio of 50 percent and a ROE of 10.25 percent.

Ongoing capital infrastructure investment (including replacement and expansion of natural gas distribution pipe and technology) is the main driver of the proposed increase.

The OPUC has up to ten months to review the general rate case filing and issue a decision.

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

AVISTA CORPORATION

The RCA must rule on permanent rate increases within 450 days (approximately 15 months) from the date of filing.

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were assets of $93.1 million and $52.1 million as of March 31, 2023 and December 31, 2022, respectively. The significant increase in net deferred natural gas costs in the first quarter of 2023 reflects high natural gas commodity prices.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales of energy and sales of fuel, and the amount included in base retail rates for our Washington customers. See the 2022 Form 10-K for a full discussion of the mechanics of the ERM and the various customer/Company sharing bands. Total net deferred power costs under the ERM were assets of $38.8 million and $30.5 million as of March 31, 2023 and December 31, 2022, respectively. These deferred power cost balances represent amounts due from customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers. Our filing with the WUTC made on March 31, 2023 contained a proposed rate surcharge to customers for a one-year period, commencing July 1, 2023.

We have a PCA mechanism in Idaho that allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $22.1 million and $16.3 million as of March 31, 2023 and December 31, 2022, respectively. These deferred power cost balances represent amounts due from customers.

Decoupling Mechanisms

Decoupling (also known as an FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of our jurisdictions, electric and natural gas revenues are adjusted so as to be based on the number of customers in certain customer rate classes and assumed "normal" kilowatt hour and therm sales, rather than being based on actual kilowatt hour and therm sales. The difference between revenues based on the number of customers and "normal" sales and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. Only residential and certain commercial customer classes are included in our decoupling mechanisms. See the 2022 Form 10-K for a discussion of the mechanisms in each jurisdiction.

Total net cumulative decoupling deferrals among all jurisdictions were regulatory liabilities of $37.6 million as of March 31, 2023 and $18.2 million as of December 31, 2022. Decoupling regulatory liabilities represent amounts due to customers.

See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2023 and 2022 related to the decoupling mechanisms.

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

AVISTA CORPORATION

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following graph shows the total change in net income for the first quarter of 2023 compared to the first quarter of 2022, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities when compared to the first quarter of 2022. This was primarily due to increased natural gas retail revenues associated with increased retail rates (primarily PGAs) and customer usage. This was partially offset by decreased natural gas wholesale revenues and financial losses on our derivative contracts, which are netted with utility revenues.

Utility resource costs increased at Avista Utilities due to increased purchased power and natural gas prices, partially offset by decreases associated with amortizations of previously deferred costs and the deferral of increased costs in the first quarter of 2023.

Utility operating expenses increased when compared to the first quarter of 2022, primarily due to inflationary pressures resulting in increased labor and benefits costs, as well as increased net amortizations of previously deferred costs. See the "Executive Overview" for further discussion of inflation.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Interest expense increased due to higher interest rates associated with inflation, as well as increased borrowings outstanding. Borrowings increased due to capital expenditures, higher energy commodity prices and additional collateral requirements. See the "Executive Overview" for further discussion of increased resource pricing and inflation.

Income tax benefit decreased primarily due the tax customer credits offsetting the bill impact of rate increases included in our 2021 Washington and Idaho general rate cases. These tax credits will be fully returned to customers by the end of the third quarter of 2023 and will no longer reduce both customer bills and income tax expense. Income tax is spread throughout the year as a percentage of pre-tax income based on the estimated annual effective tax rate, and as a result the benefit has decreased compared to the prior year. See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

The increase in other was primarily related to increased interest income, partially offset by investment losses recognized in the first quarter of 2023 compared to investment gains recognized in 2022.

AVISTA CORPORATION

Non-GAAP Financial Measures

The following discussion for Avista Utilities includes two financial measures considered “non-GAAP financial measures”: electric utility margin and natural gas utility margin. In the AEL&P section, we include a discussion of utility margin, which is also a non-GAAP financial measure.

Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flows that excludes (or includes) amounts included (excluded) in the most directly comparable measure calculated and presented in accordance with GAAP. Electric utility margin is electric operating revenues less electric resource costs, while natural gas utility margin is natural gas operating revenues less natural gas resource costs. The most directly comparable GAAP financial measure to electric and natural gas utility margin is utility operating revenues as presented in "Note 17 of the Notes to Condensed Consolidated Financial Statements."

The presentation of electric utility margin and natural gas utility margin is intended to enhance the understanding of operating performance. We use these measures internally and believe they provide useful information to investors in their analysis of how changes in loads (due to weather, economic or other conditions), rates, supply costs and other factors impact our results of operations. Changes in loads, as well as power and natural gas supply costs, are generally deferred and recovered from customers through regulatory accounting mechanisms. Accordingly, the analysis of utility margin generally excludes most of the change in revenue resulting from these regulatory mechanisms. We present electric and natural gas utility margin separately below for Avista Utilities since each business has different cost sources, cost recovery mechanisms and jurisdictions, so we believe separate analysis is beneficial. These measures are not intended to replace utility operating revenues as determined in accordance with GAAP as an indicator of operating performance. Reconciliations of operating revenues to utility margin are set forth below.

Results of Operations - Avista Utilities

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31, 2023 and 2022 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

AVISTA CORPORATION

Total electric operating revenues in the graph above include intracompany sales of $1.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances reflected in utility electric operating revenues for the three months ended March 31 (dollars in thousands):

	Electric Decoupling Revenues
	2023	2022
Current year decoupling deferrals (a)	$(2,522)	$(8,804)
Amortization of prior year decoupling deferrals (b)	2,723	(2,823)
Total electric decoupling revenue	$201	$(11,627)
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

Total electric revenues decreased $10.6 million for the first quarter of 2023 as compared to the first quarter of 2022. The primary changes that occurred during the period were as follows:

•
a $0.2 million decrease in retail electric revenue due to a decrease in MWhs sold (decreased revenues by $3.1 million) partially offset by an increase in retail rates (increased revenues by $2.9 million).
•
a $19.2 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $34.5 million) partially offset by a decrease in sales volumes (decreased revenues $15.3 million). The fluctuation of volumes was due to decreased generation, which limited our opportunity to optimize our generation assets.
•
a $44.4 million decrease in sales of fuel as part of thermal generation resource optimization activities, including associated financial hedging activities, which includes net losses on derivative instruments.

AVISTA CORPORATION

•
an $11.8 million increase in electric decoupling revenue, resulting from decreasing rebates in 2023 resulting from lower usage from residential customers compared to the prior year, as well as amortization of prior year rebate balances in 2023.
•
a $3.1 million increase in other revenue, primarily due to increased transmission revenue.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended March 31, 2023 and 2022 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $6.3 million and $9.3 million for the three months ended March 31, 2023 and 2022, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances reflected in utility natural gas operating revenues for the three months ended March 31 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2023	2022
Current year decoupling deferrals (a)	$(15,162)	$(4,670)
Amortization of prior year decoupling deferrals (b)	(4,077)	(480)
Total natural gas decoupling revenue	$(19,239)	$(5,150)
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

Total natural gas revenues increased $19.9 million for the first quarter of 2023 as compared to the first quarter of 2022. The primary changes that occurred during the period were as follows:

•
a $61.9 million increase in natural gas retail revenues (including industrial, which is included in other) due to higher retail rates (increased revenues $46.7 million), and higher sales volumes (increased revenues $15.2 million).
o
Retail rates increased mainly due to PGA rate increases in all jurisdictions (which do not impact utility margin).
o
Retail natural gas sales volumes increased primarily due to increased residential and commercial usage, due to colder weather (increasing heating load), and residential customer growth. Compared to the first quarter of 2022, residential use per customer increased 5 percent, and commercial use per customer increased 6 percent. Heating degree days in Spokane were 2 percent above the prior year and consistent with our historical norm. Heating degree days in Medford were 13 percent above the prior year and 12 percent above normal.
•
a $28.0 million decrease in wholesale natural gas revenues primarily due to financial losses associated with our hedging activities, which nets with our wholesale revenues.
•
a $14.1 million decrease in natural gas decoupling revenue primarily due to higher rebates to residential customers in the first quarter of 2023 due to higher than normal usage, as well as higher amortization of surcharge balances.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended March 31, 2023 and 2022:

	Electric Customers		Natural Gas Customers
	2023	2022	2023	2022
Residential	364,542	360,201	339,639	335,575
Commercial	45,010	44,400	37,073	36,688
Interruptible	—	—	49	44
Industrial	1,186	1,197	186	189
Public street and highway lighting	687	666	—	—
Total retail customers	411,425	406,464	376,947	372,496

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the three months ended March 31, 2023 and 2022 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $6.3 million and $9.3 million for the three months ended March 31, 2023 and 2022, respectively.

Total electric resource costs decreased $10.3 million for the first quarter of 2023 as compared to the first quarter of 2022. The primary changes that occurred during the period were as follows:

•
a $16.0 million increase in power purchased due to an increase in wholesale prices (increased costs $18.6 million), partially offset by a decrease in the volume of power purchases (decreased costs $2.6 million). The change in volumes was primarily the result of fluctuations in customer loads.
•
a $7.0 million decrease in fuel for generation due to financial gains associated with our hedging activities, which net with our physical purchases.
•
an $8.3 million decrease in other fuel costs, resulting from financial gains associated with our hedging activities. These costs represent fuel and the related derivative instruments purchased for generation but were later sold when conditions indicated it was more economical to sell the fuel as part of the resource optimization process. When the fuel is sold either physically or through a derivative instrument, that revenue is included in sales of fuel.
•
an $11.0 million decrease in other electric resource costs, primarily related to an increase in deferred costs associated with net power supply costs above authorized levels, as well as a decrease in the amortization of previously deferred power supply costs.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $1.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Total natural gas resource costs increased $14.0 million for the first quarter of 2023 as compared to the first quarter of 2022 primarily due to the following:

•
a $45.9 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $51.5 million), partially offset by a decrease in volumes (decreased costs $5.6 million).
•
a $31.9 million decrease from net amortizations and deferrals of natural gas costs. The deferrals in the first quarter of 2023 represent natural gas costs significantly in excess of authorized levels due to the high price of natural gas.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 17 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues	$257,297	$267,925	$210,390	$190,512	$(7,545)	$(9,565)	$460,142	$448,872
Resource costs	84,744	95,039	114,938	100,950	(7,545)	(9,565)	192,137	186,424
Utility margin	$172,553	$172,886	$95,452	$89,562	$—	$—	$268,005	$262,448

Electric utility margin decreased $0.3 million and natural gas utility margin increased $5.9 million.

Electric utility margin decreased primarily due to impacts of the ERM, offset by customer growth and the effects of general rate cases.

In the first quarter of 2023, we had a $7.6 million pre-tax expense under the ERM in Washington, compared to a $1.9 million pre-tax benefit for the first quarter of 2022.

Natural gas utility margin increased primarily due to customer growth and the effects of general rate cases.

Intracompany revenues and resource costs represent purchases and sales of natural gas between our natural gas distribution operations and our electric generation operations (as fuel for our generation plants). These transactions are eliminated in the presentation of total

AVISTA CORPORATION

results for Avista Utilities and in the condensed consolidated financial statements but are included in the separate results for electric and natural gas presented above.

Results of Operations - Alaska Electric Light and Power Company

Net income for AEL&P was $4.0 million for the three months ended March 31, 2023 and $3.3 million for the three months ended March 31, 2022.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Operating revenues	$14,363	$13,054
Resource costs	791	444
Utility margin	$13,572	$12,610

Utility margin for the for the three months ended March 31 increased slightly from 2022, primarily due to increased operating revenues resulting from both usage and rate increases compared to the prior year.

Results of Operations - Other Businesses

Our other businesses had a net loss of $0.8 million for the three months ended March 31, 2023 compared to net income of $1.0 million for the three months ended March 31, 2022.

The decrease in net income primarily relates to decreases in the fair value of our investments in 2023, compared to net investment gains recognized in 2022. See "Note 12 of the Notes to the Condensed Consolidated Financial Statements" for further discussion of our equity investment fair value.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our condensed consolidated financial statements and thus, actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2022 Form 10-K and have not changed materially.

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the three months ended March 31, 2023. See the 2022 Form 10-K for further discussion.

In March 2023, we issued $250.0 million of first mortgage bonds. A portion of the proceeds from the sale of these bonds will be used for the construction or improvement of utility facilities, and a portion was used to refinance existing indebtedness, including the repayment of our $150 million term loan.

As of March 31, 2023, we had $264.4 million of available liquidity under the Avista Corp. committed lines of credit, $26.0 million of available liquidity under our letter of credit facility, and $25.0 million under the AEL&P committed line of credit. With our existing credit facilities and our plan to increase the capacity on our committed line of credit from $400 million to $500 million during the second quarter of 2023, together with the expected issuances of common stock and debt within the next year, we believe we have adequate liquidity to meet our needs for the next 12 months.

AVISTA CORPORATION

Review of Consolidated Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $94.2 million for the three months ended March 31, 2023, compared to $161.9 million for the three months ended March 31, 2022. The decrease is primarily due to elevated commodity prices during the winter months, resulting in increased cash payments for purchased power and natural gas and increases in associated power and natural gas deferral balances, which decreased operating cash flows by $53.4 million in 2023 compared to $7.3 million in 2022. These decreases were partially offset by a net $7.5 million received for interest rate swap settlements during the period compared to $17.0 million paid in 2022, as well as returned collateral for our derivatives resulting in a $27.7 million increase to operating cash flows in 2023 compared to 2022.

Investing Activities

Net cash used in investing activities was $106.3 million for the three months ended March 31, 2023, compared to $95.7 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, we paid $100.5 million for utility capital expenditures compared to $96.0 million for the three months ended March 31, 2022. Additionally, we contributed capital of $4.8 million to our equity and property investments, compared to $0.2 million in the first quarter of 2022.

Financing Activities

Net cash provided by financing activities was $9.2 million for the three months ended March 31, 2023, compared to $115.3 million for the three months ended March 31, 2022. In the three months ended March 31, 2023, we issued $250.0 million of long-term debt. This compared to $400.0 million of long-term debt issued in the first quarter of 2022, and we used a portion of those proceeds to repay $250.0 million of maturing long-term debt in April 2022. We also decreased our short-term borrowings by $232.0 million in the first quarter of 2023, compared to $284.0 million in 2022. In addition, we issued $29.9 million of common stock in 2023, compared to $37.9 million in 2022.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$21,224	0.4%	$21,084	0.4%
Short-term borrowings	231,000	4.3%	463,000	8.8%
Long-term debt to affiliated trusts	51,547	1.0%	51,547	1.0%
Long-term debt and leases	2,637,698	49.5%	2,387,792	45.4%
Total debt	2,941,469	55.2%	2,923,423	55.6%
Total shareholders’ equity	2,385,311	44.8%	2,334,668	44.4%
Total	$5,326,780	100.0%	$5,258,091	100.0%

Our shareholders’ equity increased $50.6 million during the first quarter of 2023 primarily due to net income and the issuance of common stock, which was partially offset by dividends paid.

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

AVISTA CORPORATION

In 2022, we entered into a revolving credit agreement in the amount of $100 million with a maturity date in November 2023.

In 2022, we entered into a term loan, in the amount of $150 million with a maturity date of March 30, 2023. In March 2023, we repaid the $150 million outstanding balance on the term loan.

In 2022, we entered into a continuing letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

The following table summarizes the balances outstanding and available liquidity as of March 31, 2023 (dollars in thousands):

	Aggregate Amount	Borrowings Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of Credit expiring June 2026	$400,000	$231,000	$4,638	$164,362
Line of Credit expiring November 2023	100,000	—	N/A	100,000
Letter of Credit Facility	50,000	N/A	24,000	26,000
Total	$550,000	$231,000	$28,638	$290,362
(1)
Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenant and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and in some cases other obligations. Some of these agreements also include a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2023, we were in compliance with this covenant with a ratio of 55.2 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the three months ended March 31 (dollars in thousands):

	2023	2022
$400 million line of credit, expiring June 2026
Maximum balance outstanding during the period	$334,500	$292,000
Average balance outstanding during the period	314,783	223,972
Average interest rate during the period	5.54%	1.14%
Average interest rate at end of the period	5.79%	N/A
$100 million line of credit, expiring November 2023
Maximum balance outstanding during the period	$15,000	N/A
Average balance outstanding during the period	500	N/A
Average interest rate during the period	7.75%	N/A
Average interest rate at end of the period	N/A	N/A

AEL&P

AEL&P has a $25.0 million committed line of credit that expires in November 2024. As of March 31, 2023, there were no borrowings or letters of credit outstanding under this committed line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of March 31, 2023, AEL&P was in compliance with this covenant with a ratio of 49.8 percent.

As of March 31, 2023, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

Liquidity Expectations

During the first quarter of 2023, we issued $250 million of long-term debt. We do not expect to issue any additional long-term debt in 2023. We expect to issue $120 million of common stock (including $29.9 million of common stock issued during the three months ended March 31, 2023). The long-term debt and equity issuances in 2023 will be used for the construction or improvement of utility

AVISTA CORPORATION

facilities, and to decrease existing indebtedness, including the repayment of our $150 million term loan. We also plan to increase the capacity of our $400 million line of credit to $500 million in the second quarter of 2023.

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. We expect Avista Utilities capital expenditures to be $475 million per year in 2023 through 2025. See the 2022 Form 10-K for further information on our expected capital expenditures.

Pension Plan

Avista Utilities

In the three months ended March 31, 2023 we contributed $3.3 million to the pension plan. We expect to contribute a total of $50.0 million to the pension plan in the period 2023 through 2027, with an annual contribution of $10.0 million.

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

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the three months ended March 31, 2023 except as follows:

Washington Climate Commitment Act (CCA)

The CCA establishes a cap and trade program to reduce greenhouse gas emissions and achieve the greenhouse gas limits previously established under state law. The final rules implement a cap on emissions, provide mechanisms for the sale and tracking of tradable emissions allowances and establish additional compliance and accountability measures. The state has provided allowances for our Washington retail electric operations, and as such there are no additional costs related to this activity. We are assessing the impact to our wholesale electric operations in Washington, as there may be allowances related to this activity that we need to purchase. If there are allowances required to be purchased, we will seek recovery through the ratemaking process. For our Washington natural gas operations, we expect there will be additional financial burdens associated with compliance which will be deferred in accordance with our regulatory accounting order in Washington. The CCA also has direct impacts on our Idaho electric operations as it applies to power delivered in Washington but is allocated to Idaho customers (wholesale sales) or power generated in Washington that is ultimately delivered to Idaho customers. Treatment of incremental costs in Idaho is pending in our 2023 general rate case results. See "Executive Overview" for further discussion of the CCA and the impact on our results.

Washington State Building Codes

In April 2022, the Washington State Building Code Council (SBCC) approved a revised energy code that requires most new commercial buildings and large multifamily buildings to install all-electric space heating. However, an amendment to the code allows for natural gas to supplement electric heat pumps. Additionally, in November 2022, SBCC approved new building and energy codes for residential housing, requiring new residential buildings in Washington to use electricity as the primary heating source. The State Legislature had the opportunity to reject or alter these new codes during their 2023 Regular Session. There was no action by the Legislature through the regular session that ended in April 2023, and as such the new codes will take effect in July 2023.

In March 2023, 23 petitioners filed suit in Washington State Superior Court challenging the validity of the building and energy code changes. The proceeding remains pending.

AVISTA CORPORATION

On April 17, 2023, the Ninth Circuit issued an opinion in a lawsuit between the California Restaurant Association and the City of Berkeley concerning regulation by the City prohibiting the installation of natural gas piping within newly constructed buildings. In its decision, the Court ruled, among other things, the City’s ordinance was expressly preempted by the federal Energy Policy and Conservation Act, which it held encompasses and preempts building codes that purport to regulate natural gas use by covered products. The precise impact of this decision on the code changes adopted by the SBCC and/or the pending litigation are, at this time, uncertain.

See the 2022 Form 10-K for further discussion of our environmental issues and contingencies.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2022 Form 10-K and have not materially changed during the three months ended March 31, 2023. See the 2022 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the three months ended March 31, 2023. Refer to the 2022 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2022.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 6 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of March 31, 2023 and December 31, 2022 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2022 Form 10-K for further information. As of March 31, 2023, we had interest rate swap derivatives outstanding with a notional amount totaling $20.0 million and we had no cash deposited as collateral and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at March 31, 2023, we would potentially be required to post the following additional collateral (in thousands):

March 31, 2023
Additional collateral taking into account contractual thresholds	$—
Additional collateral without contractual thresholds	247

As of March 31, 2023, we had cash deposited as collateral of $105.2 million and letters of credit of $24.0 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings could impact further the amount of collateral required. See “Credit Ratings” in the 2022 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at March 31, 2023 (including contracts considered derivatives and those considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

March 31, 2023
Additional collateral taking into account contractual thresholds	$11,724
Additional collateral without contractual thresholds	17,230

AVISTA CORPORATION

Energy Commodity Risk

Our energy commodity risks have not materially changed during the three months ended March 31, 2023. See the 2022 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2023 expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2026.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2023	$517	$(62)	$(1,332)	$(2,784)	$(2,187)	$(28,342)	$(1,861)	$(20,804)
2024	—	—	(55)	(5,739)	—	—	(5,905)	(11,331)
2025	—	—	102	(31)	—	—	(3,195)	(1,733)
2026	—	—	6	—	—	—	—	—

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2022 expected to be delivered in each respective year (dollars in thousands). There were no expected deliveries of energy commodity derivatives after 2025.

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

The above electric and natural gas derivative contracts will be included in either power supply costs or natural gas supply costs during the period they are delivered and will be included in deferral and recovery mechanisms (ERM, PCA, and PGAs), or in the general rate case process, and are expected to eventually be collected through retail rates from customers.

Future Resource Needs

2023 Natural Gas Integrated Resource Plan

In March 2023, we filed our 2023 Natural Gas Integrated Resource Plan (IRP) with the WUTC, IPUC and OPUC. The state commissions review the IRPs and give the public the opportunity to comment. The state commissions do not approve or disapprove of the content in the IRPs; rather they acknowledge the IRPs are prepared in accordance with applicable standards.

Highlights of the 2023 Natural Gas IRP include the following:

•
We anticipate having sufficient natural gas resources to meet expected loads, including in Idaho where customer growth is highest, with our current transportation contracts for natural gas.
•
Customer forecasts are increasingly difficult to model due to a variety of recently passed rules and codes, including building code updates in Washington.
•
Emissions compliance with the Climate Commitment Act in Washington and Climate Protection Plan in Oregon greatly impact our resource strategy, including the use of renewable natural gas, synthetic methane, and credits or allowances.
•
Our Idaho preferred resource strategy continues to utilize a least cost basis.

We will monitor these assumptions on an on-going basis and adjust our resource requirements accordingly.

We are required to file a natural gas IRP every two years and we anticipate our next IRP to be filed in 2025.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2023.

There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AVISTA CORPORATION

PART II. Other Information

Item 1. Legal Proceedings

See “Note 16 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Refer to the 2022 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2022 Form 10-K.

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

AVISTA CORPORATION
(Registrant)

Date:	May 2, 2023	/s/ Mark T. Thies
Mark T. Thies
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)