Form 10-Q
period 2023-09-30
AVISTA CORP
filed 2023-11-01
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023 OR

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

As of October 27, 2023, 77,367,612 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

AVISTA CORPORATION

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$375,946	$365,142	$1,243,774	$1,228,059
Alternative revenue programs	3,578	(5,850)	(9,947)	(28,420)
Total utility revenues	379,524	359,292	1,233,827	1,199,639
Non-utility revenues	102	154	367	419
Total operating revenues	379,626	359,446	1,234,194	1,200,058
Operating Expenses:
Utility operating expenses:
Resource costs	148,282	147,784	482,454	492,049
Other operating expenses	102,469	101,701	310,518	300,710
Depreciation and amortization	66,860	63,484	198,196	188,867
Taxes other than income taxes	23,280	26,002	82,091	86,777
Non-utility operating expenses	648	1,073	2,439	5,001
Total operating expenses	341,539	340,044	1,075,698	1,073,404
Income from operations	38,087	19,402	158,496	126,654
Interest expense	34,827	29,533	104,929	86,118
Interest expense to affiliated trusts	657	302	1,836	596
Capitalized interest	(926)	(828)	(2,634)	(2,853)
Other income-net	(7,401)	(3,964)	(16,456)	(22,749)
Income (loss) before income taxes	10,930	(5,641)	70,821	65,542
Income tax expense (benefit)	(3,786)	157	(16,224)	(11,678)
Net income (loss)	$14,716	$(5,798)	$87,045	$77,220
Weighted-average common shares outstanding (thousands), basic	76,734	73,229	75,962	72,547
Weighted-average common shares outstanding (thousands), diluted	76,761	73,298	76,056	72,629

Earnings (loss) per common share:
Basic	$0.19	$(0.08)	$1.15	$1.06
Diluted	$0.19	$(0.08)	$1.14	$1.06

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	Three months ended September 30:		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$14,716	$(5,798)	$87,045	$77,220
Other Comprehensive Income (Loss):
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of ($5), $72, ($15) and $218, respectively	(19)	272	(56)	821
Total other comprehensive income (loss)	(19)	272	(56)	821
Comprehensive income (loss)	$14,697	$(5,526)	$86,989	$78,041

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets:
Current Assets:
Cash and cash equivalents	$8,630	$13,428
Accounts and notes receivable-less allowances of $3,900 and $6,473, respectively	131,900	255,746
Inventory	145,174	107,674
Regulatory assets	167,927	193,787
Other current assets	93,589	151,167
Total current assets	547,220	721,802
Net utility property	5,625,068	5,444,709
Goodwill	52,426	52,426
Non-current regulatory assets	855,099	833,328
Other property and investments-net and other non-current assets	390,217	365,085
Total assets	$7,470,030	$7,417,350
Liabilities and Equity:
Current Liabilities:
Accounts payable	$105,320	$202,954
Current portion of long-term debt	—	13,500
Short-term borrowings	221,500	463,000
Regulatory liabilities	73,843	95,665
Other current liabilities	182,801	189,415
Total current liabilities	583,464	964,534
Long-term debt	2,530,216	2,281,013
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	92,228	93,901
Deferred income taxes	726,265	674,995
Non-current regulatory liabilities	863,717	840,837
Other non-current liabilities and deferred credits	212,706	175,855
Total liabilities	5,060,143	5,082,682
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 77,364,125 and 74,945,948 shares issued and outstanding, respectively	1,618,780	1,525,185
Accumulated other comprehensive loss	(2,114)	(2,058)
Retained earnings	793,221	811,541
Total shareholders’ equity	2,409,887	2,334,668
Total liabilities and equity	$7,470,030	$7,417,350

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2023	2022
Operating Activities:
Net income	$87,045	$77,220
Non-cash items included in net income:
Depreciation and amortization	198,272	188,961
Deferred income tax provision	(15,958)	(19,494)
Power and natural gas cost deferrals, net	(25,046)	(20,675)
Amortization of debt expense	2,431	1,506
Stock-based compensation expense	7,098	6,787
Equity-related AFUDC	(4,921)	(5,117)
Pension and other postretirement benefit expense	9,923	15,460
Other regulatory assets and liabilities	(12,582)	7,934
Other deferred debits and credits	31,058	(4,349)
Change in decoupling regulatory deferral	11,231	28,455
Realized and unrealized loss (gain) on assets and investments	966	(13,783)
Other	(2,525)	4,364
Contributions to defined benefit pension plan	(10,000)	(42,000)
Cash paid for settlement of interest rate swap agreements	(409)	(17,035)
Cash received for settlement of interest rate swap agreements	7,869	—
Changes in certain current assets and liabilities:
Accounts and notes receivable	119,908	32,347
Inventory	(37,500)	(38,714)
Collateral posted for derivative instruments	144,163	(29,362)
Income taxes receivable	(1,417)	5,991
Other current assets	(22,941)	4,074
Accounts payable	(96,794)	(22,145)
Other current liabilities	3,435	49,987
Net cash provided by operating activities	393,306	210,412

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(359,277)	(331,309)
Equity and property investments	(12,000)	(9,061)
Proceeds from sale of investments	3,200	1,000
Other	(503)	(941)
Net cash used in investing activities	(368,580)	(340,311)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2023	2022
Financing Activities:
Net decrease in short-term borrowings	$(241,500)	$(16,000)
Proceeds from issuance of long-term debt	250,000	399,856
Maturity of long-term debt and finance leases	(15,926)	(252,314)
Issuance of common stock, net of issuance costs	88,165	92,966
Cash dividends paid	(105,163)	(96,278)
Other	(5,100)	(6,136)
Net cash provided by (used in) financing activities	(29,524)	122,094

Net decrease in cash and cash equivalents	(4,798)	(7,805)

Cash and cash equivalents at beginning of period	13,428	22,168

Cash and cash equivalents at end of period	$8,630	$14,363

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common Stock, Shares:
Shares outstanding at beginning of period	76,524,184	72,976,082	74,945,948	71,497,523
Shares issued	839,941	798,722	2,418,177	2,277,281
Shares outstanding at end of period	77,364,125	73,774,804	77,364,125	73,774,804
Common Stock, Amount:
Balance at beginning of period	$1,588,503	$1,443,102	$1,525,185	$1,380,152
Equity compensation expense	1,637	3,140	7,097	6,787
Issuance of common stock, net of issuance costs	28,640	32,201	88,165	92,966
Payment of minimum tax withholdings for share-based payment awards	—	—	(1,667)	(1,462)
Balance at end of period	1,618,780	1,478,443	1,618,780	1,478,443
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(2,095)	(10,490)	(2,058)	(11,039)
Other comprehensive income (loss)	(19)	272	(56)	821
Balance at end of period	(2,114)	(10,218)	(2,114)	(10,218)
Retained Earnings:
Balance at beginning of period	814,013	804,882	811,541	785,631
Net income (loss)	14,716	(5,798)	87,045	77,220
Dividends on common stock	(35,508)	(32,460)	(105,365)	(96,227)
Balance at end of period	793,221	766,624	793,221	766,624
Total equity	$2,409,887	$2,234,849	$2,409,887	$2,234,849
Dividends declared per common share	$0.46	$0.44	$1.38	$1.32

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended September 30, 2023 and September 30, 2022 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K).

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

NOTE 2. NEW ACCOUNTING STANDARDS

ASU 2022-03 "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions"

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The purpose of this guidance is to clarify that a contractual restriction on the ability to sell an equity security is not considered part of the unit of account of the equity security, and therefore should not be considered when measuring the equity security's fair value. Additionally, an entity cannot separately recognize and measure a contractual sale restriction. This guidance also adds specific disclosures related to equity securities subject to contractual sale restrictions, including (i) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (ii) the nature and remaining duration of the restrictions and (iii) the circumstances that could cause a lapse in the restrictions. The amendments are effective on January 1, 2024, with early adoption permitted. The amendments must be applied using a prospective approach with any adjustments from the adoption of the amendments recognized in earnings and disclosed upon adoption. The Company expects these amendments to only affect its disclosure requirements.

AVISTA CORPORATION

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, fuel stock and stored natural gas are recorded at average cost and consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Materials and supplies	$80,916	$75,766
Emission allowances	40,842	—
Stored natural gas	17,841	26,788
Fuel stock	5,575	5,120
Total	$145,174	$107,674

Other Current Assets

Other current assets consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Prepayments	$51,194	$30,201
Income taxes receivable	32,157	30,740
Derivative assets net of collateral	1,981	18,198
Collateral posted for derivative instruments after netting with outstanding derivatives	—	66,142
Other	8,257	5,886
Total	$93,589	$151,167

Net Utility Property

Net utility property, which is recorded at original cost, net of accumulated depreciation, consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Utility plant in service	$7,708,173	$7,561,688
Construction work in progress	199,365	164,147
Total	7,907,538	7,725,835
Less: Accumulated depreciation and amortization	2,282,470	2,281,126
Total	$5,625,068	$5,444,709

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Equity investments	$154,873	$147,809
Operating lease ROU assets	68,087	68,238
Finance lease ROU assets	37,324	40,056
Non-utility property	30,909	25,401
Notes receivable	18,234	17,954
Long-term prepaid license fees	16,293	17,936
Pension asset	22,268	13,382
Investment in affiliated trust	11,547	11,547
Deferred compensation assets	7,763	7,541
Other	22,919	15,221
Total	$390,217	$365,085

AVISTA CORPORATION

Other Current Liabilities

Other current liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Accrued taxes other than income taxes	$29,722	$38,568
Derivative liabilities	19,684	26,910
Employee paid time off accruals	31,231	29,279
Accrued interest	42,610	20,863
Deferred wholesale revenue	—	8,481
Pensions and other postretirement benefits	14,327	15,625
Other	45,227	49,689
Total	$182,801	$189,415

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Operating lease liabilities	$67,088	$64,284
Finance lease liabilities	39,945	42,495
Deferred investment tax credits	28,371	28,784
Climate Commitment Act obligations	30,457	—
Asset retirement obligations	16,024	15,783
Derivative liabilities	14,035	7,892
Other	16,786	16,617
Total	$212,706	$175,855

AVISTA CORPORATION

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$45,144	$13,715	$112,090	$18,185
Decoupling surcharge	2,087	3,407	6,250	5,449
Deferred natural gas costs	84,851	—	52,091	—
Deferred power costs	34,751	17,766	23,356	24,043
Deferred income taxes	—	242,498	—	240,325
Pension and other postretirement benefit plans	—	131,269	—	135,337
Interest rate swaps	—	181,050	—	185,919
AFUDC above FERC allowed rate	—	49,778	—	51,649
Settlement with Coeur d'Alene Tribe	—	36,972	—	37,809
Advanced meter infrastructure	—	30,104	—	32,381
Utility plant abandoned	—	30,362	—	24,389
Deferred Climate Commitment Act costs	—	30,760	—	—
COVID-19 deferrals	—	10,170	—	9,793
Unamortized debt repurchase costs	—	5,817	—	6,177
Demand side management programs	—	2,728	—	3,683
Other regulatory assets	1,094	68,703	—	58,189
Total regulatory assets	$167,927	$855,099	$193,787	$833,328
Regulatory Liabilities
Income tax related liabilities	$41,680	$357,812	$73,267	$390,734
Deferred natural gas costs	6,599	—	—	—
Deferred power costs	—	3,712	—	—
Decoupling rebate	13,644	21,327	9,469	20,476
Utility plant retirement costs	—	411,250	—	376,817
Interest rate swaps	—	26,681	—	24,204
Deferred Climate Commitment Act revenues	—	21,675	—	—
COVID-19 deferrals	—	10,640	—	11,874
Other regulatory liabilities	11,920	10,620	12,929	16,732
Total regulatory liabilities	$73,843	$863,717	$95,665	$840,837

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

Utility-related taxes included in revenue from contracts with customers were as follows for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Utility-related taxes	$14,484	$14,049	$56,356	$51,091

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement where the customer makes payments throughout the year. As of September 30, 2023, the Company estimates it had unsatisfied capacity performance obligations of $8.7 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Avista Utilities
Revenue from contracts with customers	$285,821	$276,988	$1,058,725	$970,247
Derivative revenues	77,562	76,248	141,080	218,024
Alternative revenue programs	3,578	(5,850)	(9,947)	(28,420)
Deferrals and amortizations for rate refunds to customers	124	156	769	25
Other utility revenues	2,588	2,113	7,792	7,166
Total Avista Utilities	369,673	349,655	1,198,419	1,167,042
AEL&P
Revenue from contracts with customers	9,700	9,526	34,934	32,747
Deferrals and amortizations for rate refunds to customers	—	(49)	—	(614)
Other utility revenues	151	160	474	464
Total AEL&P	9,851	9,637	35,408	32,597

Other non-utility revenues	102	154	367	419
Total operating revenues	$379,626	$359,446	$1,234,194	$1,200,058

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and nine months ended September 30 (dollars in thousands):

	2023			2022
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$95,881	$3,186	$99,067	$94,451	$3,123	$97,574
Commercial	89,772	6,447	96,219	89,411	6,339	95,750
Industrial	29,584	—	29,584	30,090	—	30,090
Public street and highway lighting	2,005	67	2,072	1,810	64	1,874
Total retail revenue	217,242	9,700	226,942	215,762	9,526	225,288
Transmission	7,721	—	7,721	9,662	—	9,662
Other revenue from contracts with customers	9,353	—	9,353	11,457	—	11,457
Total electric revenue from contracts with customers	$234,316	$9,700	$244,016	$236,881	$9,526	$246,407
Nine months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$305,203	$14,485	$319,688	$299,562	$13,740	$313,302
Commercial	252,344	20,257	272,601	253,694	18,824	272,518
Industrial	82,707	—	82,707	82,235	—	82,235
Public street and highway lighting	5,940	192	6,132	5,586	183	5,769
Total retail revenue	646,194	34,934	681,128	641,077	32,747	673,824
Transmission	24,143	—	24,143	22,764	—	22,764
Other revenue from contracts with customers	33,580	—	33,580	27,628	—	27,628
Total electric revenue from contracts with customers	$703,917	$34,934	$738,851	$691,469	$32,747	$724,216

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Avista Utilities	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$29,372	$22,960	$218,212	$174,655
Commercial	15,381	11,978	113,183	86,335
Industrial and interruptible	3,480	1,930	13,136	7,238
Total retail revenue	48,233	36,868	344,531	268,228
Transportation	1,866	1,832	6,058	6,331
Other revenue from contracts with customers	1,406	1,407	4,219	4,219
Total natural gas revenue from contracts with customers	$51,505	$40,107	$354,808	$278,778

NOTE 5. LEASES

In March 2023, the Company entered into an agreement with Rathdrum Power, LLC (Rathdrum) amending and restating a PPA for the output of the Lancaster plant, a 270 MW natural gas-fired combined cycle combustion turbine. The restated PPA meets the definition of a lease, and all payments are variable in nature, based on capacity, usage or performance of the plant. Therefore, there is no lease obligation or corresponding ROU asset recorded by the Company.

The Company previously had a variable interest in Rathdrum through the PPA, but did not consider itself the primary beneficiary of the entity. As a result of entering the amended and restated PPA, the Company reconsidered whether Rathdrum is a variable interest entity, concluding Rathdrum no longer meets the definition of a variable interest entity. This conclusion does not materially impact the Company's financial statements.

AVISTA CORPORATION

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

The following table presents the underlying energy commodity derivative volumes as of September 30, 2023 expected to be delivered or mature in the respective years shown (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2023	5	—	12,377	33,810	74	267	735	5,295
2024	7	—	14,810	61,090	31	400	1,370	11,965
2025	—	—	6,363	14,130	—	96	1,115	1,125
2026	—	—	1,660	1,800	—	—	—	—

As of September 30, 2023, there were no expected deliveries of energy commodity derivatives after 2026.

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

The electric and natural gas derivative contracts above will be included in either power supply costs or natural gas supply costs during the period they are scheduled to be delivered and will be included in the various deferral and recovery mechanisms (ERM, PCA and PGAs), or in the general rate case process, and are expected to be recovered through retail rates from customers.

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

The following table summarizes the foreign currency exchange derivatives outstanding as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Number of contracts	20	19
Notional amount (in United States dollars)	$5,292	$8,563
Notional amount (in Canadian dollars)	7,159	11,659

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

AVISTA CORPORATION

The following table summarizes the unsettled interest rate swap derivatives outstanding as of September 30, 2023 and December 31, 2022 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
September 30, 2023	2	$20,000	2024
	1	$10,000	2025
December 31, 2022	4	$40,000	2023
	1	10,000	2024

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

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2023 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$23	$—	$—	$23
Interest rate swap derivatives
Other property and investments-net and other non-current assets	6,379	—	—	6,379
Energy commodity derivatives
Other current assets	3,622	(1,664)	—	1,958
Other property and investments-net and other non-current assets	534	(214)	—	320
Other current liabilities	23,784	(70,886)	27,418	(19,684)
Other non-current liabilities and deferred credits	4,378	(18,413)	—	(14,035)
Total derivative instruments recorded on the balance sheet	$38,720	$(91,177)	$27,418	$(25,039)

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

Exposure to Demands for Collateral

Avista Corp.'s derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement. In the event of changes in market prices or a downgrade in Avista Corp.'s credit ratings or other established credit criteria, additional collateral may be required. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against Avista Corp.'s credit facilities and cash. Avista Corp. actively monitors the exposure to possible collateral calls and takes steps to mitigate capital requirements.

The following table presents Avista Corp.'s collateral outstanding related to its derivative instruments as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Energy commodity derivatives
Cash collateral posted	$27,418	$171,581
Letters of credit outstanding	9,000	49,425
Balance sheet offsetting	27,418	105,439

No letters of credit or cash collateral were outstanding related to interest rate swap derivatives as of September 30, 2023 and December 31, 2022.

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

AVISTA CORPORATION

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position and the amount of additional collateral Avista Corp. could be required to post as of September 30, 2023 (in thousands):

September 30,
2023
Interest rate swap derivatives
Liabilities with credit-risk-related contingent features	$—
Additional collateral to post	—
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	5,334
Additional collateral to post	3,996

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $10.0 million in cash to the pension plan for the nine months ended September 30, 2023, and does not expect further contributions in 2023.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Three months ended September 30:
Service cost	$3,098	$5,914	$559	$1,095
Interest cost	8,524	6,578	1,872	1,343
Expected return on plan assets	(10,922)	(10,950)	(891)	(700)
Amortization of prior service cost (credit)	123	75	(263)	(275)
Net loss (gain) recognition	1,184	997	(54)	826
Net periodic benefit cost	$2,007	$2,614	$1,223	$2,289
Nine months ended September 30:
Service cost	$11,092	$17,914	$1,909	$3,255
Interest cost	24,277	20,005	4,825	4,167
Expected return on plan assets	(32,766)	(32,851)	(2,673)	(2,100)
Amortization of prior service cost (credit)	369	225	(789)	(825)
Net loss recognition	3,208	3,084	471	2,586
Net periodic benefit cost	$6,180	$8,377	$3,743	$7,083

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

The following table summarizes the significant factors impacting the difference between the Company's effective tax rate and the federal statutory rate for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
Federal income taxes at statutory rates	$2,294	21.0%	$(1,185)	21.0%	$14,872	21.0%	$13,764	21.0%
Increase (decrease) in tax resulting from:
Flow through related to deduction of meters and mixed service costs (1)	(3,744)	(34.3)	1,192	(21.1)	(22,956)	(32.4)	(18,643)	(28.4)
Tax effect of regulatory treatment of utility plant differences	(828)	(7.6)	420	(7.5)	(6,040)	(8.5)	(6,878)	(10.5)
State income tax expense	151	1.4	(45)	0.8	949	1.3	856	1.3
Tax credits	(862)	(7.9)	—	—	(1,997)	(2.8)	—	—
Settlement of prior year tax returns	(867)	(7.9)	(318)	5.6	(867)	(1.2)	(318)	(0.5)
Uncertain tax positions	184	1.7	—	—	184	0.2	—	—
Other	(114)	(1.0)	93	(1.6)	(369)	(0.5)	(459)	(0.7)
Total income tax benefit	$(3,786)	(34.6)%	$157	(2.8)%	$(16,224)	(22.9)%	$(11,678)	(17.8)%
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

AVISTA CORPORATION

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.’s revolving committed line of credit were as follows as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Borrowings outstanding at end of period	$220,000	$313,000
Letters of credit outstanding at end of period	4,638	35,563
Average interest rate on borrowings at end of period	6.42%	5.31%

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

Avista Corp. had $9.0 million and $18.5 million in letters of credit outstanding under this agreement as of September 30, 2023 and December 31, 2022, respectively. Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued the letter.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of September 30, 2023, the Company was in compliance with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in June 2028. There was $1.5 million outstanding under this agreement as of September 30, 2023, and no borrowings or letters of credit outstanding under this agreement as of December 31, 2022. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

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

A portion of the net proceeds from the sale of these bonds was used for the construction or improvement of utility facilities, and a portion was used to refinance existing indebtedness, including the repayment of Avista Corp.'s $150 million term loan.

AVISTA CORPORATION

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

The distribution rates were as follows during the nine months ended September 30, 2023 and the year ended December 31, 2022:

	September 30,	December 31,
	2023	2022
Low distribution rate	5.64%	1.05%
High distribution rate	6.55%	5.64%
Distribution rate at the end of the period	6.55%	5.64%

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

AVISTA CORPORATION

of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 – Pricing inputs include significant inputs generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values incorporates various factors including the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit), and the impact of Avista Corp.’s nonperformance risk on its liabilities.

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100,000	$886,339	$1,113,500	$966,881
Long-term debt (Level 3)	1,450,000	1,030,511	1,200,000	881,480
Snettisham finance lease obligation (Level 3)	43,304	38,200	45,730	41,700
Long-term debt to affiliated trusts (Level 3)	51,547	45,021	51,547	42,836

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 54.44 percent to 100.08 percent of the principal amount, where 100.0 percent of the principal amount (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation was discounted to present value using the Morgan Markets A Ex-Fin discount rate as published on September 30, 2023 and December 31, 2022.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2023
Assets:
Energy commodity derivatives	$—	$32,318	$—	$(30,040)	$2,278
Foreign currency exchange derivatives	—	23	—	—	23
Interest rate swap derivatives	—	6,379	—	—	6,379
Equity Investments	—	—	50,477	—	50,477
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	1,119	—	—	—	1,119
Equity securities (3)	6,466	—	—	—	6,466
Total	$7,585	$38,720	$50,477	$(30,040)	$66,742
Liabilities:
Energy commodity derivatives (2)	$—	$75,804	$15,373	$(57,458)	$33,719
Total	$—	$75,804	$15,373	$(57,458)	$33,719
December 31, 2022
Assets:
Energy commodity derivatives (2)	$—	$146,232	$288	$(136,605)	$9,915
Foreign currency exchange derivatives	—	43	—	—	43
Interest rate swap derivatives	—	11,184	—	—	11,184
Equity Investments	—	—	54,284	—	54,284
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	1,267	—	—	—	1,267
Equity securities (3)	6,132	—	—	—	6,132
Total	$7,399	$157,459	$54,572	$(136,605)	$82,825
Liabilities:
Energy commodity derivatives (2)	$—	$258,769	$18,022	$(242,044)	$34,747
Foreign currency exchange derivatives	—	3	—	—	3
Interest rate swap derivatives	—	52	—	—	52
Total	$—	$258,824	$18,022	$(242,044)	$34,802
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

To establish fair value for foreign currency derivatives, the Company uses forward market curves for Canadian dollars against the U.S. dollar and multiplies the difference between the locked-in price and the market price by the notional amount of the derivative. Forward foreign currency market curves are provided by third party brokers. The Company's credit spread is factored into the locked-in price of the foreign exchange contracts.

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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2023 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	September 30, 2023	Technique	Input	Average Price
Natural gas exchange agreement	$(15,373)	Internally derived weighted average cost of gas	Forward purchase prices	$2.62 - $3.86/mmBTU $3.30 Weighted Average
			Forward sales prices	$3.22 - $11.65/mmBTU $8.03 Weighted Average
			Purchase volumes	140,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

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

AVISTA CORPORATION

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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 equity investments as of September 30, 2023 (dollars in thousands):

	Fair Value at
	September 30, 2023	Valuation Technique	Unobservable Input	Range
Equity investments	$50,477	Market approach	Comparable enterprise values	$130,000-$388,600 $246,000 Average
			Time to liquidity event	1 year
		Discounted cash flows	Revenue market multiples	0.42x to 5.47x Revenue 1.76x Average
			Market exit reduction	50%
			Discount rate	25%
			Annual revenues	$6,000 - $265,000
			Terminal date	2026

AVISTA CORPORATION

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in thousands):

	Natural Gas Exchange Agreement (1)	Equity Investments	Total
Three Months Ended September 30, 2023:
Beginning balance	$(11,721)	$48,453	$36,732
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(3,652)	—	(3,652)
Recognized in net income	—	2,024	2,024
Ending balance as of September 30, 2023	$(15,373)	$50,477	$35,104
Three Months Ended September 30, 2022:
Beginning balance	$(2,289)	$—	$(2,289)
Transfers in (2)	—	1,952	1,952
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(4,551)	—	(4,551)
Recognized in net income	—	3,829	3,829
Ending balance as of September 30, 2022	$(6,840)	$5,781	$(1,059)
Nine Months Ended September 30, 2023:
Beginning balance	$(17,734)	$54,284	$36,550
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	2,115	—	2,115
Recognized in net income	—	(3,174)	(3,174)
Purchases and debt conversions	—	2,367	2,367
Settlements	246	—	246
Other	—	(3,000)	(3,000)
Ending balance as of September 30, 2023	$(15,373)	$50,477	$35,104
Nine Months Ended September 30, 2022:
Beginning balance	$(7,771)	$—	$(7,771)
Transfers in (2)	—	1,952	1,952
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	3,144	—	3,144
Recognized in net income	—	3,829	3,829
Settlements	(2,213)	—	(2,213)
Ending balance as of September 30, 2022	$(6,840)	$5,781	$(1,059)
(1)
There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.
(2)
The Company elected to measure certain equity investments at fair value on a recurring basis in 2022, as such the transfer in represents the value as of the election.
NOTE 13. COMMON STOCK

The Company issued common stock for total net proceeds of $28.6 million and $88.2 million during the three and nine months ended September 30, 2023, respectively. Most of these issuances came through the Company's sales agency agreements under which the Company may offer and sell new shares of common stock through its sales agents from time to time. Under these sales agency agreements, the Company issued 0.8 million and 2.3 million shares during the three and nine months ended September 30, 2023.

AVISTA CORPORATION

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $562 and $547, respectively	$2,114	$2,058

The following table details the reclassifications out of accumulated other comprehensive loss to net income by component for the three and nine months ended September 30 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 30,		Nine months ended September 30,
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2023	2022	2023	2022
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (1)	$(140)	$(200)	$(420)	$(600)
Amortization of net loss (1)	1,130	1,823	3,679	5,670
Adjustment due to effects of regulation (1)	(1,014)	(1,279)	(3,330)	(4,031)
Total before tax (2)	(24)	344	(71)	1,039
Tax expense (benefit) (2)	5	(72)	15	(218)
Net of tax (2)	$(19)	$272	$(56)	$821
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

NOTE 15. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$14,716	$(5,798)	$87,045	$77,220
Denominator:
Weighted-average number of common shares outstanding-basic	76,734	73,229	75,962	72,547
Effect of dilutive securities:
Performance and restricted stock awards	27	69	94	82
Weighted-average number of common shares outstanding-diluted	76,761	73,298	76,056	72,629
Earnings (loss) per common share:
Basic	$0.19	$(0.08)	$1.15	$1.06
Diluted	$0.19	$(0.08)	$1.14	$1.06

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

AVISTA CORPORATION

proceedings are inherently subject to numerous uncertainties. For matters affecting Avista Utilities’ or AEL&P's operations, the Company intends to seek, to the extent appropriate, recovery of incurred costs through the ratemaking process.

Boyds Fire (State of Washington Department of Natural Resources (DNR) v. Avista)

In August 2019, the Company was served with a complaint, captioned “State of Washington Department of Natural Resources v. Avista Corporation,” seeking recovery of up to $4.4 million for fire suppression and investigation costs and related expenses incurred in connection with a wildfire that occurred in Ferry County, Washington, in August 2018. Specifically, the complaint alleges the fire, which became known as the “Boyds Fire,” was caused by a dead ponderosa pine tree falling into an overhead distribution line, and Avista Corp. was negligent in failing to identify and remove the tree before it came into contact with the line. Avista Corp. disputes that the tree in question was the cause of the fire and that it was negligent in failing to identify and remove it. Additional lawsuits were subsequently filed by private landowners seeking property damages, and holders of insurance subrogation claims seeking recovery of insurance proceeds paid.

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

The Company has become aware of instances where, during the course of the storm, otherwise healthy trees and limbs, located in areas outside its maintenance right-of-way, broke under the extraordinary wind conditions and caused damage to its energy delivery system at or near what is believed to be the potential area of origin of a wildfire. However, the Company's investigation has found no evidence of negligence with respect to any of those fires. Consistent with that conclusion, the statute of limitations with respect to the claims arising out of the Labor Day 2020 Windstorm has now passed and, with the exception of the Babb Road Fire discussed below, no legal action has been commenced.

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

AVISTA CORPORATION

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

Eleven lawsuits have been filed in connection with the Babb Road fire. This includes a lawsuit filed by two individuals and a business entity on September 1, 2023. Asplundh Tree Company and CNUC Utility Consulting, which both perform vegetation management services as independent contractors to the Company, are also named as defendants in each of the lawsuits. The lawsuits include six subrogation actions filed by insurance companies seeking to recover approximately $23 million purportedly paid to insureds to date; four actions on behalf of individual plaintiffs seeking unspecified damages; and a class action lawsuit seeking unspecified damages. All proceedings were consolidated for discovery and pre-trial proceedings, are pending in the Superior Court of Spokane County Washington under the lead action Blakely v. Avista Corporation et al., and variously assert causes of action for negligence, private nuisance, trespass and inverse condemnation (a theory of strict liability).

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

August 2023 Fire Activity

On August 18, 2023, a severe windstorm caused multiple fires in eastern Washington. This includes the Gray Fire, which started to the west of Medical Lake and quickly spread to the east, burning more than 10,000 acres and impacting approximately 240 homes.

The Company’s investigation has determined that it did not have facilities near, nor were its facilities involved in, the origin of the Gray Fire. The Company’s facilities were secondarily impacted by the fire, and have since been repaired.

On August 29, 2023, a fire started in windy conditions near Orofino, Idaho, burning 53 acres and six primary residences. The Company did have electrical facilities in the area of the fire; however, the Idaho Department of Lands’ investigation into the cause of the fire is ongoing. The Company is conducting an investigation internally, and has not yet reached any conclusions as to the origin of the fire. With the exception of one claim for personal property, the Company has not received any claims in connection with the fire.

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

AVISTA CORPORATION

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

The co-owners of Colstrip Units 3 and 4 have differing needs for the generating capacity of these units. Accordingly, certain business disagreements have arisen among the co-owners, including, disagreements as to the requirements for shutting down these units. NorthWestern has initiated arbitration pursuant to the O&O Agreement to resolve these business disagreements, and two actions have been initiated to compel arbitration of those disputes: one by Talen in the Montana Thirteenth Judicial District Court for Yellowstone County, and one by the Western Co-Owners, which is pending in Montana Federal District Court. In light of the ownership transfer agreements discussed below, the Colstrip owners agreed to stay both the litigation and the arbitration through January 12, 2024, at which time the proceedings would resume absent further agreement between the owners.

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

Under the Colstrip O&O Agreement, each of the other owners of Colstrip has a 90-day period in which to evaluate the transaction and determine whether to exercise their respective rights of first refusal as to a portion of the generation being turned over to NorthWestern. That period was extended, by agreement of the Owners, through January 12, 2024.

The transaction is subject to the satisfaction of customary closing conditions including the receipt of any required regulatory approvals, as well as NorthWestern's ability to enter into a new coal supply agreement by December 31, 2024.

The Company does not expect this transaction to have a material impact on its financial results.

Burnett et al. v. Talen et al.

AVISTA CORPORATION

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

Westmoreland Mine Permits

Two lawsuits have been commenced by the Montana Environmental Information Center and others, challenging certain permits relating to the operation of the Westmoreland Rosebud Mine, which provides coal to Colstrip. In the first, the Montana District Court for Rosebud County issued an order vacating a permit for one area of the mine. In the second, the Montana Federal District Court vacated a decision by the federal Office of Surface Mining Reclamation and Enforcement approving expansion of the mine into a new area, pending further analysis of potential environmental impact. Both decisions have been appealed. Avista Corp. is not a party to either of these proceedings, but is continuing to monitor the progress of both lawsuits and assess the impact, if any, of the proceedings on Westmoreland’s ability to meet its contractual coal supply obligations.

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

AVISTA CORPORATION

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

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2023:
Operating revenues	$369,673	$9,851	$379,524	$102	$—	$379,626
Resource costs	146,793	1,489	148,282	—	—	148,282
Other operating expenses	98,609	3,860	102,469	603	—	103,072
Depreciation and amortization	64,125	2,735	66,860	45	—	66,905
Income (loss) from operations	37,081	1,552	38,633	(546)	—	38,087
Interest expense (2)	33,896	1,456	35,352	538	(406)	35,484
Income tax expense (benefit)	(3,845)	36	(3,809)	23	—	(3,786)
Net income	13,498	288	13,786	930	—	14,716
Capital expenditures (3)	127,666	4,865	132,531	—	—	132,531
For the three months ended September 30, 2022:
Operating revenues	$349,655	$9,637	$359,292	$154	$—	$359,446
Resource costs	146,384	1,400	147,784	—	—	147,784
Other operating expenses	98,062	3,639	101,701	1,041	—	102,742
Depreciation and amortization	60,780	2,704	63,484	32	—	63,516
Income (loss) from operations	18,660	1,661	20,321	(919)	—	19,402
Interest expense (2)	28,214	1,489	29,703	243	(111)	29,835
Income tax expense (benefit)	197	21	218	(61)	—	157
Net income (loss)	(5,987)	228	(5,759)	(39)	—	(5,798)
Capital expenditures (3)	116,809	3,854	120,663	—	—	120,663
For the nine months ended September 30 2023:
Operating revenues	$1,198,419	$35,408	$1,233,827	$367	$—	$1,234,194
Resource costs	478,947	3,507	482,454	—	—	482,454
Other operating expenses	299,274	11,244	310,518	2,363	—	312,881
Depreciation and amortization	190,008	8,188	198,196	76	—	198,272
Income (loss) from operations	148,897	11,671	160,568	(2,072)	—	158,496
Interest expense (2)	102,014	4,360	106,374	1,333	(942)	106,765
Income tax expense (benefit)	(17,349)	2,048	(15,301)	(923)	—	(16,224)
Net income (loss)	83,935	5,689	89,624	(2,579)	—	87,045
Capital expenditures (3)	347,264	12,013	359,277	—	—	359,277
For the nine months ended September 30 2022:
Operating revenues	$1,167,042	$32,597	$1,199,639	$419	$—	$1,200,058
Resource costs	489,029	3,020	492,049	—	—	492,049
Other operating expenses	289,828	10,882	300,710	4,907	—	305,617
Depreciation and amortization	180,765	8,102	188,867	94	—	188,961
Income (loss) from operations	121,476	9,760	131,236	(4,582)	—	126,654
Interest expense (2)	81,864	4,463	86,327	508	(121)	86,714
Income tax expense (benefit)	(14,728)	1,070	(13,658)	1,980	—	(11,678)
Net income	65,241	4,292	69,533	7,687	—	77,220
Capital expenditures (3)	324,123	7,186	331,309	756	—	332,065
Total Assets:
As of September 30, 2023:	$7,026,484	$271,192	$7,297,676	$190,853	$(18,499)	$7,470,030
As of December 31, 2022:	$6,976,164	$264,322	$7,240,486	$187,027	$(10,163)	$7,417,350
(1)
Intersegment eliminations reported as interest expense represent intercompany interest.

AVISTA CORPORATION

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of September 30, 2023, the related condensed consolidated statements of income (loss), comprehensive income (loss), equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

October 31, 2023

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

Business Segments

Our business segments have not changed during the nine months ended September 30, 2023. See the 2022 Form 10-K as well as “Note 17 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income (loss) for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Avista Utilities	$13,498	$(5,987)	$83,935	$65,241
AEL&P	288	228	5,689	4,292
Other	930	(39)	(2,579)	7,687
Net income (loss)	$14,716	$(5,798)	$87,045	$77,220

Executive Overview

Overall Results

Net income for the three months ended September 30, 2023 increased compared to the three months ended September 30, 2022, primarily due to increased utility revenues and increased income tax benefits. Utility revenues increased due to increased electric wholesale and decoupling revenues, as well as increased natural gas and electric retail rates. These increases were partially offset by an increase in interest expense, resulting from increased borrowings outstanding during the period as well as increased interest rates compared to the third quarter of 2022, as well as an increase in depreciation and amortization expense.

Net income for the nine months ended September 30, 2023 increased compared to the nine months ended September 30, 2022 primarily due to an increase in utility revenues, resulting from customer growth and the effects of general rate cases, and decreased resource costs. This was partially offset by increased interest expense resulting from increased borrowings outstanding during the period and increased interest rates, increased operating costs, and increased depreciation and amortization expense. Our other businesses also recognized net investment losses in 2023, compared to net investment gains in 2022.

More detailed explanations of the fluctuations in revenues and expenses are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this summary.

2023 Hydroelectric Generation

In May and June of 2023, our region experienced historically high temperatures, causing the snowpack to melt more rapidly than expected. The quick runoff had a significant negative impact on our hydrogeneration resources, resulting in one of our worst years for hydroelectric generation. As a result, we increased thermal generation and purchased power to compensate for the decrease in available hydroelectric generation, and our ability to optimize our generation assets was limited compared to the opportunities we originally expected for the year. The decreased availability of hydroelectric generation compared to our expectations had a significant impact on the ERM in Washington, as well as our financial results.

AVISTA CORPORATION

Washington Climate Commitment Act (CCA)

Effective January 1, 2023, the CCA went into effect in the State of Washington, requiring us to secure carbon allowances to cover our carbon emissions over a certain amount each year. See "Environmental Issues and Contingencies" for further discussion of the CCA and expected impacts to our financial results.

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

Regulatory Lag

Regulatory “lag” is inherent in utility ratemaking; a result of the delay between the investment in utility plant and/or the increase in costs and the receipt of an order of a public utility commission authorizing an increase in rates sufficient to recover such investment or costs. Regulatory lag can be mitigated to some extent by the incorporation of reasonably expected forward-looking information into an authorization of increased rates. However, there is no protection against unexpected inflation and increased interest rates, as experienced in 2022 and 2023. While we believe our recent general rate settlements are helpful, some increases in our operating expenses and interest costs will have to be addressed in future rate cases. See “Regulatory Matters” for additional discussion of the general rate cases.

Climate Change

There is a trend of increasing average temperatures that has had, and will likely continue to have, various direct and indirect impacts on our business. Direct impacts include, without limitation, variations in the amount and timing of energy demand throughout the year, variations in the level and timing of precipitation throughout the year and the resulting impact on the availability of hydroelectric resources at times of peak demand as well as an increased risk of wildfire. Indirect impacts include, without limitation, federal, state and local legislation or regulation (in effect and proposed) that limits (or eliminates) the use of fossil-fuel for electric generation, as well as the use of natural gas for heating in residential and commercial buildings.

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

AVISTA CORPORATION

Avista Utilities

Washington General Rate Cases

2022 General Rate Cases

In December 2022, the WUTC issued an order approving the multi-party settlement agreement filed in June 2022. The approved rates were designed to increase annual base electric revenues by $38.0 million (or 6.9 percent), effective in December 2022, and $12.5 million (or 2.1 percent), effective in December 2023. The approved rates were also designed to increase annual base natural gas revenues by $7.5 million (or 6.5 percent), effective in December 2022, and $1.5 million (or 1.2 percent), effective in December 2023.

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

These general rate cases require a subsequent review of additions to utility plant included in rates and a refund of revenues if capital expenditures are not at the level contemplated in the rate case.

2024 General Rate Cases

The Company expects to file its next Washington electric and natural gas general rate cases in the first quarter of 2024.

Idaho General Rate Cases

2023 General Rate Cases

In August 2023, the IPUC approved the multi-party settlement agreement designed to increase annual base electric revenues by $22.1 million, or 8.0 percent, effective in September 2023, and $4.3 million, or 1.4 percent, effective in September 2024. The agreement was designed to increase annual base natural gas revenues by $1.3 million, or 2.7 percent, effective in September 2023, and a negligible increase effective in September 2024.

The IPUC approved an ROE of 9.4 percent, based on a common equity ratio of 50 percent, and an ROR on rate base of 7.19 percent.

Oregon General Rate Case

2023 General Rate Case

In October 2023, the OPUC approved the all party settlement agreement filed in August 2023. The approved rates are designed to increase annual base natural gas revenues by $7.2 million (or 9.4 percent). The OPUC approved an ROR on rate base of 7.24 percent, a common equity ratio of 50 percent, and an ROE of 9.5 percent. New rates will be effective on January 1, 2024.

AEL&P

Alaska General Rate Case

In August 2023, the RCA issued a final order related to AEL&P’s electric general rate case, which was originally filed in July 2022.

The order reflects an 11.45 percent ROE, a common equity ratio of 60.7 percent, and an ROR of 8.79 percent. The order also results in an approved base electric revenue increase of 6.0 percent (designed to increase annual electric revenues by $2.1 million), and also makes non-refundable the interim rate increase of 4.5 percent that was approved by the RCA in August 2022 and took effect in September 2022. The final increase to rates is effective in October 2023.

AVISTA CORPORATION

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to customers with no change in utility margin (operating revenues less resource costs) or net income. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply that is not hedged. Total net deferred natural gas costs among all jurisdictions were assets of $78.3 million and $52.1 million as of September 30, 2023 and December 31, 2022, respectively.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used to track certain differences between actual power supply costs, net of the margin on wholesale sales of energy and sales of fuel, and the amount included in base retail rates for our Washington customers. See the 2022 Form 10-K for a full discussion of the mechanics of the ERM and the various customer/Company sharing bands. Total net deferred power costs under the ERM were assets of $36.1 million and $30.5 million as of September 30, 2023 and December 31, 2022, respectively. These deferred power cost balances represent amounts due from customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers. In June 2023, we received approval from the WUTC for a rate surcharge to customers over a two-year period, effective July 1, 2023.

The PCA mechanism in Idaho allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $12.4 million and $16.3 million as of September 30, 2023 and December 31, 2022, respectively. These deferred power cost balances represent amounts due from customers.

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

Total net cumulative decoupling deferrals among all jurisdictions were regulatory liabilities of $29.5 million as of September 30, 2023 and $18.2 million as of December 31, 2022. Decoupling regulatory liabilities represent amounts due to customers.

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

AVISTA CORPORATION

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

The following graph shows the total change in net income for the third quarter of 2023 compared to the third quarter of 2022, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased primarily due to increased electric wholesale and decoupling revenues, as well as increased natural gas and electric retail revenues. Retail revenues increased primarily due to increased rates and natural gas usage. These increases were offset by decreased sales of fuel.

Utility resource costs slightly increased due to increased purchased power costs, partially offset by decreased natural gas prices and fuel costs.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Interest expense increased due to higher interest rates associated with inflation, as well as increased borrowings outstanding during the period. Borrowings increased due to capital expenditures, higher energy commodity prices and additional requirements for cash collateral. See the "Executive Overview" for further discussion of inflation.

Income tax was a benefit in the third quarter of 2023, compared to an expense in the third quarter of 2022. The change is primarily due to increased tax customer credits offsetting the bill impact of rate increases included in our 2022 Washington GRCs, partially offset by the timing impact of spreading the increased credits over the year as a percentage of pre-tax income based on the estimated annual effective tax rate. See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

The increase in other was primarily related to increased interest income, decreased property tax expense, and increased net investment gains in 2023.

AVISTA CORPORATION

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The following graph shows the total change in net income for the third quarter of 2023 compared to the third quarter of 2022, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased primarily due to increased natural gas retail revenues associated with increased retail rates (primarily PGAs), particularly during the first quarter of 2023, as well as increased electric wholesale activities. This was partially offset by decreased natural gas wholesale revenues and financial losses on our derivative contracts, which are netted with utility revenues.

Utility resource costs decreased primarily due to financial gains related to our hedging activities that are netted with our expenses. These decreases were partially offset by increases in purchased power prices during the period, as well as increased natural gas prices during the first quarter.

Utility operating expenses increased when compared to the first three quarters of 2022, primarily due to inflationary pressures resulting in increased labor costs, as well as increased net amortizations of previously deferred costs. This was partially offset by a decrease in pension expense and a decrease due to the $4.0 million write off of Dry Ash Disposal System assets in the second quarter of 2022. See the "Executive Overview" for further discussion of inflation.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Interest expense increased due to higher interest rates associated with inflation, as well as increased borrowings outstanding during the period. Borrowings increased due to capital expenditures, higher energy commodity prices and additional requirements for cash collateral. See the "Executive Overview" for further discussion of inflation.

Income tax benefit increased primarily due the tax customer credits offsetting the bill impact of rate increases included in our 2021 Washington and Idaho GRCs, and the 2022 Washington GRCs. Income tax is spread throughout the year as a percentage of pre-tax income based on the estimated annual effective tax rate. See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

The increase in other was primarily related to increased interest income, decreased property tax expense, and decreased other non-utility operating expenses. This was partially offset by investment losses recognized in 2023, compared to investment gains in 2022

AVISTA CORPORATION

Non-GAAP Financial Measures

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

Results of Operations - Avista Utilities

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30, 2023 and 2022 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

AVISTA CORPORATION

Total electric operating revenues in the graph above include intracompany sales of $1.2 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively.

The following table presents the current year deferrals and the amortization of prior year decoupling balances reflected in utility electric operating revenues for the three months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2023	2022
Current year decoupling deferrals (a)	$(2,312)	$(6,548)
Amortization of prior year decoupling deferrals (b)	4,121	(3,431)
Total electric decoupling revenue	$1,809	$(9,979)
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

Total electric revenues increased $8.0 million for the third quarter of 2023 as compared to the third quarter of 2022. The primary changes that occurred during the period were as follows:

•
a $1.5 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $6.4 million) partially offset by a decrease in MWhs sold (decreased revenues by $4.9 million).
o
Retail rates increased mainly due to the effects of our general rate cases and the ERM surcharge to customers in 2023.
o
Retail sales volumes decreased primarily due to decreased use by our residential and commercial customers. Compared to the third quarter of 2022, residential and commercial use per customer decreased 3 percent. Cooling degree days in Spokane were 15 percent below the prior year, but were 23 percent above our historical norm. These decreases were partially offset by customer growth.

AVISTA CORPORATION

•
a $20.5 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $12.7 million) and an increase in sales volumes (increased revenues $7.8 million). The fluctuation of volumes was due to increased thermal generation, which allowed for additional opportunities to optimize our generation assets.
•
a $24.4 million decrease in sales of fuel as part of increased thermal generation and decreased fuel resource optimization activities, including associated financial hedging activities.
•
an $11.8 million increase in electric decoupling revenue, resulting mostly from amortization of prior year rebate balances in 2023, compared to amortization of surcharge balances in 2022. Current year deferrals were lower due to decreased use per customer.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended September 30, 2023 and 2022 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $12.5 million and $18.2 million for the three months ended September 30, 2023 and 2022, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances reflected in utility natural gas operating revenues for the three months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2023	2022
Current year decoupling deferrals (a)	$2,390	$4,201
Amortization of prior year decoupling deferrals (b)	(620)	(71)
Total natural gas decoupling revenue	$1,770	$4,130
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

Total natural gas revenues increased $3.8 million for the third quarter of 2023 as compared to the third quarter of 2022. The primary changes that occurred during the period were as follows:

•
an $11.4 million increase in natural gas retail revenues (including industrial, which is included in other) due to higher retail rates (increased revenues $6.3 million) and higher sales volumes (increased revenues $5.1 million).
o
Retail rates increased mainly due to PGA rate increases in all jurisdictions (which do not impact utility margin), and the effects of our general rate cases.
o
Retail natural gas sales volumes increased primarily due to increased residential and commercial usage, resulting from cooler weather. Compared to the third quarter of 2022, residential use per customer increased 9 percent, and commercial firm use per customer increased 6 percent. Customer growth also contributed to the increase.
•
a $5.1 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $10.2 million), partially offset by an increase in sales volumes (increased revenues $5.1 million). Differences between revenues and

AVISTA CORPORATION

costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $2.3 million decrease in natural gas decoupling revenue primarily due to decreased surcharges to residential customers (due to higher use per customer) and increased amortization of prior year surcharge balances.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended September 30, 2023 and 2022:

	Electric Customers		Natural Gas Customers
	2023	2022	2023	2022
Residential	366,053	361,875	339,843	336,916
Commercial	45,153	44,546	36,899	36,700
Interruptible	—	—	51	44
Industrial	1,177	1,189	185	189
Public street and highway lighting	700	685	—	—
Total retail customers	413,083	408,295	376,978	373,849

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the three months ended September 30, 2023 and 2022 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $12.5 million and $18.2 million for the three months ended September 30, 2023 and 2022, respectively.

Total electric resource costs decreased $10.2 million for the third quarter of 2023 as compared to the third quarter of 2022. The primary changes that occurred during the period were as follows:

•
a $17.5 million increase in power purchased due to an increase in wholesale prices (increased costs $20.2 million) partially offset by a decrease in the volume of power purchases (decreased costs $2.7 million).
•
a $15.1 million decrease in fuel for generation due to decreased natural gas fuel prices, partially offset by an increase in thermal generation volumes due in part to decreased hydroelectric generation.

AVISTA CORPORATION

•
a $15.1 million decrease in other fuel costs. These costs represent fuel and the related derivative instruments purchased for generation which were later sold when conditions indicated it was more economical to sell the fuel as part of the resource optimization process. When the fuel is sold either physically or through a derivative instrument, that revenue is included in sales of fuel.
•
a $2.6 million increase in other electric resource costs, primarily related to an increase in amortization of previously deferred costs.

Total natural gas resource costs in the graph above include intracompany resource costs of $1.2 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively.

Total natural gas resource costs increased $2.4 million for the third quarter of 2023 as compared to the third quarter of 2022 primarily due to the following:

•
a $2.2 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $9.4 million), partially offset by an increase in volumes (increased costs $7.2 million). The increase in volumes is primarily due to increased retail usage and increased wholesale activity.
•
a $4.6 million increase from net amortizations and deferrals of natural gas costs, primarily related to an increase in amortization of previously deferred costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 17 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues	$309,027	$301,003	$74,323	$70,553	$(13,677)	$(21,901)	$369,673	$349,655
Resource costs	116,729	126,962	43,741	41,323	(13,677)	(21,901)	146,793	146,384
Utility margin	$192,298	$174,041	$30,582	$29,230	$—	$—	$222,880	$203,271

Electric utility margin increased $18.3 million and natural gas utility margin increased $1.4 million.

AVISTA CORPORATION

Electric utility margin increased primarily due to the effects of general rate cases, customer growth and the impacts of the ERM.

In the third quarter of 2023, we had a $1.2 million pre-tax expense under the ERM in Washington, compared to a $4.5 million pre-tax expense for the third quarter of 2022.

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

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30, 2023 and 2022 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $4.4 million and $8.1 million for the nine months ended September 30, 2023 and 2022, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances reflected in utility electric operating revenues for the nine months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2023	2022
Current year decoupling deferrals (a)	$(4,358)	$(14,644)
Amortization of prior year decoupling deferrals (b)	8,599	(9,316)
Total electric decoupling revenue	$4,241	$(23,960)
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

Total electric revenues decreased $1.1 million for the first three quarters of 2023 as compared to the first three quarters of 2022. The primary changes that occurred during the period were as follows:

•
a $5.1 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $8.6 million), partially offset by a decrease in MWhs sold (decreased revenues by $3.5 million).
o
Retail rates increased primarily due to the effects of our general rate cases and the ERM surcharge to customers in 2023.
o
Retail sales volumes decreased primarily due to decreased use by our residential and commercial customers. Compared to the first three quarters of 2022, residential and commercial use per customer decreased 2 percent. These decreases were partially offset by customer growth.
•
a $68.0 million increase in wholesale electric revenues due to an increase in sales prices (increased revenues $54.9 million) and an increase in sales volumes (increased revenues $13.1 million). The fluctuation of volumes was due to resource optimization activities.

AVISTA CORPORATION

•
a $104.7 million decrease in sales of fuel as part of thermal generation resource optimization activities, including associated financial hedging activities, which includes net losses on derivative instruments resulting from commodity price volatility early in the year.
•
a $28.2 million increase in electric decoupling revenue, resulting from decreasing rebates in 2023 resulting from lower usage from residential customers compared to the prior year, as well as amortization of prior year rebate balances in 2023, compared to amortization of surcharge balances in 2022.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the nine months ended September 30, 2023 and 2022 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $24.9 million and $39.4 million for the nine months ended September 30, 2023 and 2022, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances reflected in utility natural gas operating revenues for the nine months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2023	2022
Current year decoupling deferrals (a)	$(8,111)	$(3,704)
Amortization of prior year decoupling deferrals (b)	(6,077)	(755)
Total natural gas decoupling revenue	$(14,188)	$(4,459)
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

Total natural gas revenues increased $14.3 million for the first three quarters of 2023 as compared to the first three quarters of 2022. The primary changes that occurred during the period were as follows:

•
a $76.3 million increase in natural gas retail revenues (including industrial, which is included in other) due to higher retail rates (increased revenues $75.3 million) and increased sales volumes (increased revenues $1.0 million).
o
Retail rates increased mainly due to PGA rate increases in all jurisdictions (which do not impact utility margin), as well as the effects of our general rate cases.
o
Retail natural gas sales volumes increased primarily due to increased use by our industrial interruptible customers and customer growth. This increased usage was partially offset by decreased residential and commercial usage, due to warmer weather (decreasing heating load). Compared to the first three quarters of 2022, residential use per customer decreased 3 percent, and commercial use per customer decreased 1 percent. Heating degree days in Spokane were 9 percent below the prior year and 7 percent below our historical norm. Heating degree days in Medford were 2 percent above the prior year and 8 percent above normal.

AVISTA CORPORATION

•
a $51.9 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $51.5 million), and a decrease in sales volumes (decreased revenues $0.4 million). The decrease in prices includes the impact of financial losses associated with our hedging activities, which nets with our wholesale revenues. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $9.7 million decrease in natural gas decoupling revenue primarily due to higher rebates to residential customers in the first quarter of 2023 due to higher than normal usage, as well as higher amortization of surcharge balances.

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the nine months ended September 30, 2023 and 2022:

	Electric Customers		Natural Gas Customers
	2023	2022	2023	2022
Residential	365,377	360,947	339,996	336,479
Commercial	45,200	44,513	37,033	36,732
Interruptible	—	—	50	44
Industrial	1,185	1,194	186	189
Public street and highway lighting	692	679	—	—
Total retail customers	412,454	407,333	377,265	373,444

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the nine months ended September 30, 2023 and 2022 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $24.9 million and $39.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Total electric resource costs decreased $32.7 million for the first three quarters of 2023 as compared to the first three quarters of 2022. The primary changes that occurred during the period were as follows:

•
a $43.9 million increase in power purchased due to an increase in wholesale prices (increased costs $38.6 million), and an increase in the volume of power purchases (increased costs $5.3 million).

AVISTA CORPORATION

•
a $24.5 million decrease in fuel for generation primarily due to financial gains associated with our hedging activities, which net with our physical purchases, as well as decreased natural gas prices. This was partially offset by an increase in thermal generation volumes due in part to decreased hydroelectric generation.
•
a $51.5 million decrease in other fuel costs, resulting from financial gains associated with our hedging activities. These costs represent fuel and the related derivative instruments purchased for generation but were later sold when conditions indicated it was more economical to sell the fuel as part of the resource optimization process. When the fuel is sold either physically or through a derivative instrument, that revenue is included in sales of fuel.

Total natural gas resource costs in the graph above include intracompany resource costs of $4.4 million and $8.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Total natural gas resource costs increased $4.4 million for the first three quarters of 2023 as compared to the first three quarters of 2022 primarily due to the following:

•
a $7.4 million increase in natural gas purchased due to an increase in the price of natural gas (increased costs $8.1 million), partially offset by a decrease in volumes (decreased costs $0.7 million).
•
a $3.0 million decrease from net amortizations and deferrals of natural gas costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 17 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues	$849,454	$850,561	$378,242	$363,984	$(29,277)	$(47,503)	$1,198,419	$1,167,042
Resource costs	301,764	334,481	206,460	202,051	(29,277)	(47,503)	478,947	489,029
Utility margin	$547,690	$516,080	$171,782	$161,933	$—	$—	$719,472	$678,013

Electric utility margin increased $31.6 million and natural gas utility margin increased $9.8 million.

Electric utility margin increased primarily due to customer growth and the effects of general rate cases.

AVISTA CORPORATION

In the first three quarters of 2023, we had a $7.8 million pre-tax expense under the ERM in Washington, compared to a $7.3 million pre-tax expense for the first three quarters of 2022.

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

Results of Operations - Alaska Electric Light and Power Company

Net income for AEL&P was $0.3 million for the three months ended September 30, 2023 and $0.2 million for the three months ended September 30, 2022. Net income was $5.7 million for the nine months ended September 30, 2023, compared to $4.3 million for the nine months ended September 30, 2022.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating revenues	$9,851	$9,637	$35,408	$32,597
Resource costs	1,489	1,400	3,507	3,020
Utility margin	$8,362	$8,237	$31,901	$29,577

Utility margin for the three and nine months ended September 30 increased from 2022, primarily due to increased operating revenues resulting from rate increases compared to the prior year. Increased usage has also contributed to increased revenues year to date.

Results of Operations - Other Businesses

Our other businesses had net income of $0.9 million for the three months ended September 30, 2023 compared to a net loss of less than $0.1 million for the three months ended September 30, 2022. Net loss was $2.6 million for the nine months ended September 30, 2023, compared to net income of $7.7 million for the nine months ended September 30, 2022.

The decrease in results primarily relates to decreases in the fair value of our investments in 2023, compared to net investment gains recognized in 2022. See "Note 12 of the Notes to the Condensed Consolidated Financial Statements" for further discussion of our equity investment fair value.

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

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the nine months ended September 30, 2023. See the 2022 Form 10-K for further discussion.

In March 2023, we issued $250.0 million of first mortgage bonds. A portion of the proceeds from the sale of these bonds was used for the construction or improvement of utility facilities, and a portion was used to refinance existing indebtedness, including the repayment of our $150.0 million term loan.

AVISTA CORPORATION

As of September 30, 2023, we had $275.4 million of available liquidity under the Avista Corp. committed line of credit, $41.0 million of available liquidity under our letter of credit facility, and $23.5 million under the AEL&P committed line of credit. With our existing credit facilities and the expected issuances of common stock and debt within the next year, we believe we have adequate liquidity to meet our needs for the next 12 months.

Review of Consolidated Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $393.3 million for the nine months ended September 30, 2023, compared to $210.4 million for the nine months ended September 30, 2022. The increase is primarily due to a decrease in collateral for our derivatives resulting in a $173.5 million increase to operating cash flows in 2023 compared to 2022, a decrease in our accounts and notes receivable balance outstanding resulting in an $87.6 million increase to operating cash flows in 2023 compared to 2022, and a net $7.5 million received for interest rate swap settlements during the period compared to $17.0 million paid in 2022. We also contributed $32.0 million less to the pension plan in 2023 compared to 2022, resulting in increased operating cash flows. These increases in operating cash flows were partially offset by decreases in our accounts payable outstanding balance associated with elevated commodity prices at the end of 2022, which decreased operating cash flows by $74.6 million compared to 2022.

Investing Activities

Net cash used in investing activities was $368.6 million for the nine months ended September 30, 2023, compared to $340.3 million for the nine months ended September 30, 2022. We paid $359.3 million for utility capital expenditures in 2023, compared to $331.3 million in 2022. Additionally, we contributed capital of $12 million to our equity and property investments, compared to $9.1 million in the first three quarters of 2022.

Financing Activities

Net cash used in financing activities was $29.5 million for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $122.1 million for the nine months ended September 30, 2022. In the first three quarters of 2023, we issued $250.0 million of long-term debt, and repaid $13.5 million of maturing long-term debt. This compared to $400.0 million of long-term debt issued in the first three quarters of 2022, of which we used a portion to repay $250.0 million of maturing long-term debt. We also decreased our short-term borrowings by $241.5 million in the nine months ended September 30, 2023, compared to $16.0 million in the nine months ended September 30, 2022. In addition, we issued $88.2 million of common stock and paid $105.2 million in dividends in 2023, compared to issuing common stock of $93.0 million and paying $96.3 million in dividends in 2022.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$7,835	0.1%	$21,084	0.4%
Short-term borrowings	221,500	4.2%	463,000	8.8%
Long-term debt to affiliated trusts	51,547	1.0%	51,547	1.0%
Long-term debt and leases	2,637,249	49.5%	2,387,792	45.4%
Total debt	2,918,131	54.8%	2,923,423	55.6%
Total shareholders’ equity	2,409,887	45.2%	2,334,668	44.4%
Total	$5,328,018	100.0%	$5,258,091	100.0%

Our shareholders’ equity increased $75.2 million during the first three quarters of 2023 primarily due to net income and the issuance of common stock, which was partially offset by dividends paid.

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

The following table summarizes the balances outstanding and available liquidity as of September 30, 2023 (dollars in thousands):

	Amount of Facility	Borrowings Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of Credit expiring June 2028	$500,000	$220,000	$4,638	$275,362
Letter of Credit Facility	50,000	N/A	9,000	41,000
Total	$550,000	$220,000	$13,638	$316,362
(1)
Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenant and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of September 30, 2023, we were in compliance with this covenant with a ratio of 54.8 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2023	2022
$500 million line of credit, expiring June 2028
Maximum balance outstanding during the period	$334,500	$292,000
Average balance outstanding during the period	239,073	175,672
Average interest rate during the period	5.91%	2.13%
Average interest rate at end of the period	6.42%	3.85%
$100 million line of credit, terminated June 2023
Maximum balance outstanding during the period (1)	$15,000	N/A
Average balance outstanding during the period (1)	283	N/A
Average interest rate during the period (1)	7.75%	N/A

(1) Amounts for the period are through the termination date of June 8, 2023.

AEL&P

AEL&P has a $25.0 million committed line of credit that expires in June 2028. As of September 30, 2023, there was $1.5 million outstanding under this committed line of credit.

AVISTA CORPORATION

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2023, AEL&P was in compliance with this covenant with a ratio of 49.5 percent.

As of September 30, 2023, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

See "Note 9 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding our short-term borrowing arrangements.

Liquidity Expectations

During March 2023, we issued $250 million of long-term debt. We do not expect to issue any additional long-term debt in 2023. We expect to issue $120 million of common stock (including $88.2 million of common stock issued during the nine months ended September 30, 2023).

In 2024, we expect to issue $60 million of common stock, and $80 million of long-term debt.

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure. We expect Avista Utilities' capital expenditures to be $475 million in 2023, $500 million in 2024, $525 million in 2025 and $550 million in 2026. See the 2022 Form 10-K for further information on our expected capital expenditures.

Pension Plan

Avista Utilities

In the nine months ended September 30, 2023 we contributed $10.0 million to the pension plan, and expect no further contributions for the year. We expect to contribute a total of $40.0 million to the pension plan in the period 2024 through 2027, with an annual contribution of $10.0 million.

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

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the nine months ended September 30, 2023 except as follows:

Washington Climate Commitment Act (CCA)

The CCA establishes a cap and trade program to reduce greenhouse gas (GHG) emissions and achieve the GHG limits previously established under state law. The final rules implement a cap on emissions, provide mechanisms for the sale and tracking of tradable emissions allowances and establish additional compliance and accountability measures. We purchase allowances recorded as inventory, and record emissions obligations and emissions expense associated with sales. As allowances are used and retired, we remove both the inventory and emissions obligation from the balance sheet. The state issues allowances necessary to serve our Washington retail electric load; off-system wholesale sales may result in additional obligation costs. The CCA also has direct impacts on our Idaho electric operations as it applies to power delivered in Washington but is allocated to Idaho customers (wholesale sales) or power generated in Washington that is ultimately delivered to Idaho customers. In May 2023, a model was approved for use in

AVISTA CORPORATION

calculating the allowances needed for compliance that assumes hydroelectric generation is first used for wholesale sales, therefore reducing allowances required. As a result, the CCA is expected to have minimal financial impact on our electric operations in its initial years. For our Washington natural gas operations, we expect additional financial burdens associated with compliance which will be deferred in accordance with our regulatory accounting order in Washington. We are seeking regulatory approval to defer incremental costs related to our Washington and Idaho electric operations.

Washington State Building Codes

In April 2022, the Washington State Building Code Council (SBCC) approved a revised energy code that requires most new commercial buildings and large multifamily buildings to install all-electric space heating. An amendment to the code allows for natural gas to supplement electric heat pumps. In addition, in November 2022, the SBCC approved new building and energy codes for residential housing, requiring new residential buildings in Washington to use electricity as the primary heat source.

Both the commercial and residential building and energy codes were the subject of legal challenges in both Washington State Superior Court (the State Action) and in the Federal District Court for the Eastern District of Washington (the Federal Action). In the Federal Action, to which the Company was a party, the plaintiffs challenged the amendments on the grounds that they were preempted by the federal Energy Policy and Conservation Act, citing the Ninth Circuit’s recent decision in California Restaurant Association v. Berkeley.

On May 24, 2023, the SBCC voted to delay the effective date of the code amendments by 20 days and commenced an emergency rulemaking process to evaluate additional amendments to the code in light of the Berkeley decision. The SBCC has since further delayed the code amendments, and continued the rulemaking process, through March 15, 2024. As a result of this action, on July 18, 2023, the federal District Court declined to issue a preliminary injunction to prevent the amendments from taking effect. The plaintiffs in the Federal Action subsequently dismissed the action, without prejudice to their ability to refile after the SBCC rulemaking process is complete. The State Action remains pending.

See the 2022 Form 10-K for further discussion of our environmental issues and contingencies.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2022 Form 10-K and have not materially changed during the nine months ended September 30, 2023. See the 2022 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the nine months ended September 30, 2023. Refer to the 2022 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2022.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 6 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of September 30, 2023 and December 31, 2022 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2022 Form 10-K for further information. As of September 30, 2023, we had interest rate swap derivatives outstanding with a notional amount totaling $30.0 million and we had no cash deposited as collateral and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our

AVISTA CORPORATION

interest rate swap derivatives outstanding at September 30, 2023, we would not be required to post additional collateral because all of our outstanding interest rate swaps were in an asset position at the time.

As of September 30, 2023, we had cash deposited as collateral of $27.4 million and letters of credit of $9.0 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” in the 2022 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2023 (including contracts considered derivatives and those considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

September 30, 2023
Additional collateral taking into account contractual thresholds	$8,900
Additional collateral without contractual thresholds	14,410

Energy Commodity Risk

Our energy commodity risks have not materially changed during the nine months ended September 30, 2023. See the 2022 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2023 expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2026.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2023	$369	$—	$(564)	$(8,324)	$372	$1,192	$(3,202)	$(7,104)
2024	593	—	(1,703)	(12,264)	230	423	(8,246)	(11,970)
2025	—	—	(1,499)	(1,966)	—	296	(3,925)	(1,246)
2026	—	—	(262)	(59)	—	—	—	—

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

AVISTA CORPORATION

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
•
The resource strategy selected in the IRP is designed to achieve an 80 percent reduction in GHG emissions by 2045.
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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and

AVISTA CORPORATION

procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2023.

There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our technology may become obsolete before the end of its useful life. In addition, custom or new technology (including potential generative artificial intelligence) that is heavily relied upon by us or our counterparties may not be maintained and updated appropriately due to resource restraints, or other factors, which could cause technology failures or give rise to additional operational or security risks. Generative artificial intelligence could also create additional regulatory scrutiny and generate uncertainty around intellectual property ownership and/or licensing or use. Technology (including artificial intelligence) is also subject to intentional misuse (by criminals, terrorists or other bad actors). Technology failures or incidents of misuse could result in significant adverse effects on our operations, results of operations, financial condition and cash flows.

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

We are a participant in the EIM, and engage in direct and indirect power purchase and sale transactions in connection with that participation. The EIM collateral posting requirements are based on established credit criteria, but there is no assurance the collateral will be sufficient to cover obligations that counterparties may owe each other in the EIM and any such credit losses could be allocated among all EIM participants, including us. A significant failure of a participant in the EIM to make payments when due on its obligations could have a ripple effect on our counterparties in the power and gas markets if those counterparties experience ancillary liquidity issues, and could generally result in a decline in the ability of our counterparties to perform on their obligations.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

AVISTA CORPORATION
(Registrant)

Date:	October 31, 2023	/s/ Kevin J. Christie
Kevin J. Christie
Senior Vice President, Chief Financial Officer, Treasurer and Regulatory Affairs Officer (Principal Financial Officer)