Form 10-Q
period 2024-03-31
AVISTA CORP
filed 2024-05-01
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024 OR

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

As of April 26, 2024, 78,188,832 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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
•
wildfires ignited, or allegedly ignited, by our equipment or facilities could cause significant loss of life and property or result in liability for resulting fire suppression costs and/or damages, thereby causing serious operational, reputational and financial harm;
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

AVISTA CORPORATION

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands, except per share amounts

(Unaudited)

	2024	2023
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$606,511	$493,543
Alternative revenue programs	2,883	(19,038)
Total utility revenues	609,394	474,505
Non-utility revenues	22	126
Total operating revenues	609,416	474,631
Operating Expenses:
Utility operating expenses:
Resource costs	293,117	192,928
Other operating expenses	111,249	104,978
Depreciation and amortization	67,927	65,188
Taxes other than income taxes	35,688	33,894
Non-utility operating expenses	319	1,042
Total operating expenses	508,300	398,030
Income from operations	101,116	76,601
Interest expense	36,904	35,084
Interest expense to affiliated trusts	657	571
Capitalized interest	(961)	(842)
Other income-net	(9,285)	(6,429)
Income before income taxes	73,801	48,217
Income tax expense (benefit)	2,306	(6,628)
Net income	$71,495	$54,845
Weighted-average common shares outstanding (thousands), basic	78,161	75,169
Weighted-average common shares outstanding (thousands), diluted	78,211	75,275

Earnings per common share:
Basic	$0.91	$0.73
Diluted	$0.91	$0.73

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2024	2023
Net income	$71,495	$54,845
Other Comprehensive Loss:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of ($2) and ($5), respectively	(9)	(18)
Total other comprehensive loss	(9)	(18)
Comprehensive income	$71,486	$54,827

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets:
Current Assets:
Cash and cash equivalents	$12,274	$35,003
Accounts and notes receivable-less allowances of $5,038 and $4,987, respectively	217,974	216,744
Inventory	163,709	159,984
Regulatory assets	84,590	146,327
Other current assets	83,398	103,784
Total current assets	561,945	661,842
Net utility property	5,748,295	5,700,056
Goodwill	52,426	52,426
Non-current regulatory assets	887,621	894,168
Other property and investments-net and other non-current assets	398,697	393,985
Total assets	$7,648,984	$7,702,477
Liabilities and Equity:
Current Liabilities:
Accounts payable	$102,886	$143,262
Current portion of long-term debt	15,000	15,000
Short-term borrowings	212,155	349,000
Regulatory liabilities	62,679	76,007
Other current liabilities	187,560	191,936
Total current liabilities	580,280	775,205
Long-term debt	2,597,791	2,515,358
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	88,568	89,830
Deferred income taxes	712,275	718,318
Non-current regulatory liabilities	864,661	856,666
Other non-current liabilities and deferred credits	233,362	210,230
Total liabilities	5,128,484	5,217,154
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 78,187,093 and 78,074,587 shares issued and outstanding, respectively	1,645,208	1,644,327
Accumulated other comprehensive loss	(366)	(357)
Retained earnings	875,658	841,353
Total shareholders’ equity	2,520,500	2,485,323
Total liabilities and equity	$7,648,984	$7,702,477

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2024	2023
Operating Activities:
Net income	$71,495	$54,845
Non-cash items included in net income:
Depreciation and amortization	67,930	65,219
Deferred income tax provision	(18,971)	(10,155)
Power and natural gas cost deferrals, net	42,701	(53,387)
Amortization of debt expense	507	1,128
Stock-based compensation expense	2,351	2,221
Equity-related AFUDC	(1,753)	(1,562)
Pension and other postretirement benefit expense	3,032	3,407
Other regulatory assets and liabilities	(9,596)	(10,717)
Other deferred debits and credits	18,959	19,759
Change in decoupling regulatory deferral	(2,597)	19,391
Realized and unrealized loss (gain) on assets and investments	(2,374)	182
Other	(1,384)	(1,157)
Contributions to defined benefit pension plan	(3,333)	(3,333)
Cash paid for settlement of interest rate swap agreements	—	(409)
Cash received for settlement of interest rate swap agreements	4,397	7,869
Changes in certain current assets and liabilities:
Accounts and notes receivable	(3,813)	37,743
Inventory	(3,725)	5,900
Collateral for derivative instruments	21,853	66,371
Income taxes receivable	20,506	2,925
Other current assets	(3,556)	(17,543)
Accounts payable	(27,029)	(87,195)
Other current liabilities	14,547	(7,256)
Net cash provided by operating activities	190,147	94,246

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(118,709)	(100,490)
Issuance of notes receivable	—	(1,500)
Equity and property investments	(1,776)	(4,781)
Other	2,385	518
Net cash used in investing activities	(118,100)	(106,253)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2024	2023
Financing Activities:
Net decrease in short-term borrowings	$(54,000)	$(232,000)
Proceeds from issuance of long-term debt	—	250,000
Maturity of long-term debt and finance leases	(850)	(809)
Issuance of common stock, net of issuance costs	115	29,912
Cash dividends paid	(37,817)	(35,029)
Other	(2,224)	(2,899)
Net cash provided by (used in) financing activities	(94,776)	9,175

Net decrease in cash and cash equivalents	(22,729)	(2,832)

Cash and cash equivalents at beginning of period	35,003	13,428

Cash and cash equivalents at end of period	$12,274	$10,596

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three Months Ended March 31

Dollars in thousands

(Unaudited)

	2024	2023
Common Stock, Shares:
Shares outstanding at beginning of period	78,074,587	74,945,948
Shares issued	112,506	816,650
Shares outstanding at end of period	78,187,093	75,762,598
Common Stock, Amount:
Balance at beginning of period	$1,644,327	$1,525,185
Equity compensation expense	2,351	2,221
Issuance of common stock, net of issuance costs	115	29,912
Payment of minimum tax withholdings for share-based payment awards	(1,585)	(1,667)
Balance at end of period	1,645,208	1,555,651
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(357)	(2,058)
Other comprehensive loss	(9)	(18)
Balance at end of period	(366)	(2,076)
Retained Earnings:
Balance at beginning of period	841,353	811,541
Net income	71,495	54,845
Dividends on common stock	(37,190)	(34,650)
Balance at end of period	875,658	831,736
Total equity	$2,520,500	$2,385,311
Dividends declared per common share	$0.475	$0.46

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended March 31, 2024 and March 31, 2023 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).

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

Avista Capital, a wholly owned non-regulated subsidiary of Avista Corp., is the parent company of the subsidiary companies in the non-utility businesses, except AJT Mining Properties, Inc., which is a subsidiary of AERC. See Note 15 for business segment information.

Basis of Reporting

The condensed consolidated financial statements include the assets, liabilities, revenues and expenses of the Company and its subsidiaries and other majority owned subsidiaries and variable interest entities for which the Company or its subsidiaries are the primary beneficiaries. Intercompany balances were eliminated in consolidation. The accompanying condensed consolidated financial statements include the Company’s proportionate share of utility plant and related operations associated with its interests in jointly owned plants.

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

Contingencies

The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual if there is a reasonable possibility that a material loss may be incurred. See Note 14 for further discussion of the Company's commitments and contingencies.

NOTE 2. NEW ACCOUNTING STANDARDS

ASU 2022-03 "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions"

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The purpose of this guidance is to clarify that a contractual restriction on the ability to sell an equity security is not considered part of the unit of account of the equity security, and therefore should not be considered when measuring the equity security's fair value. Additionally, an entity cannot separately recognize and measure a contractual sale restriction. This guidance also adds specific disclosures related to equity securities subject to contractual sale restrictions, including (i) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (ii) the nature and remaining duration of the restrictions and (iii) the circumstances that could cause a lapse in the restrictions. The Company adopted the amendments effective January 1, 2024, with no material impacts to the Company's financial statements resulting upon adoption.

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

AVISTA CORPORATION

disclosure requirements will be removed from the Codification. The requirements of the ASU will not have a material impact on the Company's financial statements.

ASU 2023-07 "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures"

In November 2023, the FASB issued ASU 2023-07, requiring additional disclosures around reportable segment information. The additional required disclosures include significant segment expenses, an amount for other segment activity not included in the disaggregated segment amounts and a description of the activity, and the title and position of the chief operating decision maker and an explanation of how they use the reported measures of segment profit or loss in assessing segment performance and allocating resources. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt.

ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures"

In December 2023, the FASB issued ASU 2023-09, requiring additional income tax disclosures. The additional disclosures include prescribed items presented in the income tax rate reconciliation, and further disaggregation of income taxes paid amounts between federal, state and foreign taxes. The ASU is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, fuel stock and stored natural gas are recorded at average cost and consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Materials and supplies	$89,956	$81,651
Emission allowances	60,168	56,097
Stored natural gas	8,289	16,272
Fuel stock	5,296	5,964
Total	$163,709	$159,984

Other Current Assets

Other current assets consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Prepayments	$56,222	$52,752
Income taxes receivable	8,727	29,234
Derivative assets net of collateral	3,597	11,821
Collateral posted for derivative instruments after netting with outstanding derivatives	4,314	—
Other	10,538	9,977
Total	$83,398	$103,784

AVISTA CORPORATION

Net Utility Property

Net utility property, which is recorded at original cost, net of accumulated depreciation, consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Utility plant in service	$7,848,978	$7,799,481
Construction work in progress	195,727	179,527
Total	8,044,705	7,979,008
Less: Accumulated depreciation and amortization	2,296,410	2,278,952
Total	$5,748,295	$5,700,056

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Equity investments	$156,156	$153,350
Operating lease ROU assets	67,407	67,585
Finance lease ROU assets	35,504	36,414
Non-utility property	33,736	33,813
Notes receivable	15,432	15,287
Long-term prepaid license fees	18,447	19,448
Pension asset	35,853	32,997
Investment in affiliated trust	11,547	11,547
Deferred compensation assets	8,484	7,794
Other	16,131	15,750
Total	$398,697	$393,985

Other Current Liabilities

Other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Accrued taxes other than income taxes	$38,452	$31,928
Derivative liabilities	17,288	17,217
Employee paid time off accruals	33,095	32,072
Accrued interest	41,116	23,539
Climate Commitment Act obligations	—	19,081
Pensions and other postretirement benefits	13,280	14,082
Other	44,329	54,017
Total	$187,560	$191,936

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Operating lease liabilities	$64,377	$63,559
Finance lease liabilities	38,204	39,095
Deferred investment tax credits	28,033	28,233
Climate Commitment Act obligations	60,701	26,026
Asset retirement obligations	18,175	18,058
Derivative liabilities	4,773	17,902
Other	19,099	17,357
Total	$233,362	$210,230

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$29,868	$4,458	$51,419	$17,720
Decoupling surcharge	5,791	3,637	4,638	5,469
Deferred natural gas costs	24,013	—	60,667	—
Deferred power costs	24,420	18,261	29,190	20,654
Deferred income taxes	—	245,260	—	244,303
Pension and other postretirement benefit plans	—	116,658	—	117,658
Interest rate swaps	—	177,563	—	179,489
AFUDC above FERC allowed rate	—	49,317	—	49,985
Settlement with Coeur d'Alene Tribe	—	36,413	—	36,692
Advanced meter infrastructure	—	28,586	—	29,345
Utility plant abandoned	—	36,774	—	38,274
Deferred Climate Commitment Act costs	—	61,491	—	46,022
COVID-19 deferrals	—	12,044	—	12,142
Unamortized debt repurchase costs	—	5,584	—	5,701
Demand side management programs	—	10,407	—	10,033
Other regulatory assets	498	81,168	413	80,681
Total regulatory assets	$84,590	$887,621	$146,327	$894,168
Regulatory Liabilities
Other income tax related liabilities	$18,436	$55,264	$25,129	$56,582
Excess deferred income taxes	14,240	289,738	14,510	293,029
Deferred natural gas costs	8,916	—	9,296	—
Deferred power costs	—	1,631	—	4,000
Decoupling rebate	12,544	9,205	18,680	6,344
Utility plant retirement costs	—	424,807	—	417,027
Interest rate swaps	—	24,559	—	23,752
Deferred Climate Commitment Act revenues	—	41,775	—	37,231
COVID-19 deferrals	—	9,744	—	10,172
Other regulatory liabilities	8,543	7,938	8,392	8,529
Total regulatory liabilities	$62,679	$864,661	$76,007	$856,666

AVISTA CORPORATION

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

Alternative Revenue Programs (Decoupling)

ASC 606 retained existing GAAP associated with alternative revenue programs, which specified alternative revenue programs are contracts between an entity and a regulator of utilities, not a contract between an entity and a customer. GAAP requires the presentation of revenue arising from alternative revenue programs separately from revenues arising from contracts with customers on the Condensed Consolidated Statements of Income. The Company's decoupling mechanisms (also known as a FCA in Idaho) qualify as alternative revenue programs. Decoupling revenue deferrals are recognized in the Condensed Consolidated Statements of Income during the period they occur (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage), subject to certain limitations, and a regulatory asset or liability is established which will be surcharged or rebated to customers in future periods. GAAP requires that for an alternative revenue program, like decoupling, the revenue must be expected to be collected from customers within 24 months of the deferral to qualify for recognition in the Condensed Consolidated Statements of Income. Amounts included in the Company's decoupling program that are not expected to be collected from customers within 24 months are not recorded in the financial statements until the period in which revenue recognition criteria are met. The amounts expected to be collected from customers within 24 months represents an estimate made by the Company on an ongoing basis due to it being based on the volumes of electric and natural gas sold to customers on a go-forward basis.

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

Utility-related taxes included in revenue from contracts with customers were as follows for the three months ended March 31 (dollars in thousands):

	2024	2023
Utility-related taxes	$26,581	$25,739

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement where the customer makes payments throughout the year. As of March 31, 2024, the Company estimates it had unsatisfied capacity performance obligations of $5.9 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three months ended March 31 (dollars in thousands):

	2024	2023
Avista Utilities
Revenue from contracts with customers	$499,382	$478,775
Derivative revenues	89,580	(3,062)
Alternative revenue programs	2,883	(19,038)
Deferrals and amortizations for rate refunds to customers	365	417
Other utility revenues	2,726	3,050
Total Avista Utilities	594,936	460,142
AEL&P
Revenue from contracts with customers	14,302	14,211
Other utility revenues	156	152
Total AEL&P	14,458	14,363

Other non-utility revenues	22	126
Total operating revenues	$609,416	$474,631

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three months ended March 31 (dollars in thousands):

	2024			2023
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$142,029	$7,154	$149,183	$122,823	$6,881	$129,704
Commercial	92,792	7,082	99,874	81,226	7,266	88,492
Industrial	28,066	—	28,066	25,167	—	25,167
Public street and highway lighting	2,164	66	2,230	1,955	64	2,019
Total retail revenue	265,051	14,302	279,353	231,171	14,211	245,382
Transmission	9,592	—	9,592	7,947	—	7,947
Other revenue from contracts with customers	16,061	—	16,061	17,293	—	17,293
Total electric revenue from contracts with customers	$290,704	$14,302	$305,006	$256,411	$14,211	$270,622

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three months ended March 31 (dollars in thousands):

	2024	2023
	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$132,970	$140,836
Commercial	67,999	72,325
Industrial and interruptible	3,965	5,528
Total retail revenue	204,934	218,689
Transportation	2,338	2,269
Other revenue from contracts with customers	1,406	1,406
Total natural gas revenue from contracts with customers	$208,678	$222,364

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

The following table presents the underlying energy commodity derivative volumes as of March 31, 2024 expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2024	10	—	17,165	35,513	211	308	395	6,878
2025	—	—	16,660	19,895	11	96	1,115	1,125
2026	—	—	8,150	5,765	—	—	—	—
2027	—	—	900	450	—	—	—	—

As of March 31, 2024, there were no expected deliveries of energy commodity derivatives after 2027.

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

As of December 31, 2023, there were no expected deliveries of energy commodity derivatives after 2026.

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

The following table summarizes the foreign currency exchange derivatives outstanding as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Number of contracts	23	5
Notional amount (in United States dollars)	$2,620	$81
Notional amount (in Canadian dollars)	3,544	109

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

The following table summarizes the unsettled interest rate swap derivatives outstanding as of March 31, 2024 and December 31, 2023 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
March 31, 2024	1	$10,000	2025
December 31, 2023	2	$20,000	2024
	1	10,000	2025

AVISTA CORPORATION

See Note 9 for discussion of the remarketed bonds and the related settlement of interest rate swaps in connection with the pricing of the bonds in March 2024.

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2024 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current liabilities	$—	$(11)	$—	$(11)
Interest rate swap derivatives
Other property and investments-net and other non-current assets	295	—	—	295
Energy commodity derivatives
Other current assets	3,800	(203)	—	3,597
Other property and investments-net and other non-current assets	1,606	(1,292)	—	314
Other current liabilities	17,653	(51,117)	16,187	(17,277)
Other non-current liabilities and deferred credits	1,286	(6,059)	—	(4,773)
Total derivative instruments recorded on the balance sheet	$24,640	$(58,682)	$16,187	$(17,855)

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2023 (in thousands):

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

AVISTA CORPORATION

The following table presents collateral outstanding related to its derivative instruments as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Energy commodity derivatives
Cash collateral posted	$20,502	$43,095
Letters of credit outstanding	14,000	20,000
Balance sheet offsetting	16,187	42,355

No letters of credit were outstanding, and no cash collateral was on deposit, related to interest rate swap derivatives as of March 31, 2024 and December 31, 2023.

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position and the amount of additional collateral Avista Corp. could be required to post as of March 31, 2024 (in thousands):

March 31,
2024
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$11,373
Additional collateral to post	12,363

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $3.3 million in cash to the pension plan for the three months ended March 31, 2024, and expects to contribute $10.0 million in 2024.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Service cost	$3,762	$4,894	$620	$818
Interest cost	8,365	7,232	1,746	1,044
Expected return on plan assets	(11,228)	(10,922)	(974)	(891)
Amortization of prior service cost (credit)	123	123	(263)	(263)
Net loss recognition	790	839	91	533
Net periodic benefit cost	$1,812	$2,166	$1,220	$1,241

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

In 2024, the Company offered pension participants an election to leave the pension plan for an alternative defined contribution 401(k) plan. In April 2024, it was determined that due to the number of participants that elected to leave the pension plan, as well as the resulting decrease in expected future

AVISTA CORPORATION

service, this event resulted in a curtailment of the pension plan, and an associated gain of $1.4 million. This gain will be offset against the unrecognized net actuarial loss (and recorded within a regulatory asset). The curtailment triggered a remeasurement of pension plan. The impact of the remeasurement is not material to the Company's condensed consolidated financial statements.

NOTE 7. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provisions for income taxes. An estimate of annual income tax expense (or benefit) is made each interim period using estimates for annual pre-tax income, income tax adjustments and tax credits. The estimated annual effective tax rates do not include discrete events such as tax law changes, examination settlements, accounting method changes or adjustments to tax expense or benefits attributable to prior years. Discrete events are recorded in the interim period in which they occur or become known. The estimated annual tax rate is applied to year-to-date pre-tax income to determine income tax expense (or benefit) for the interim period consistent with the annual estimate. In subsequent interim periods, income tax expense (or benefit) for the period is computed as the difference between the year-to-date amount reported for the previous interim period and the current period’s year-to-date amount.

The following table summarizes the significant factors impacting the difference between the Company's effective tax rate and the federal statutory rate for the three months ended March 31 (dollars in thousands):

	2024		2023
Federal income taxes at statutory rates	$15,498	21.0%	$10,126	21.0%
Increase (decrease) in tax resulting from:
Flow through related to deduction of meters and mixed service costs (1)	(8,785)	(11.9)	(13,523)	(28.0)
Tax effect of regulatory treatment of utility plant differences	(4,511)	(6.1)	(3,687)	(7.7)
State income tax expense	539	0.7	566	1.2
Tax credits	(306)	(0.4)	—	—
Other	(129)	(0.2)	(110)	(0.2)
Total income tax expense (benefit)	$2,306	3.1%	$(6,628)	(13.7)%
(1)
The Company's general rate cases included approval of base rate increases, offset by tax customer credits. As the tax customer credits are returned to customers, this results in a decrease to income tax expense as a result of flowing through the benefits related to meters and mixed service costs.

NOTE 8. SHORT-TERM BORROWINGS

Avista Corp.

Lines of Credit

Avista Corp. has a committed line of credit in the total amount of $500 million, with an expiration date of June 2028. The Company has the option to extend for two additional one year periods (subject to customary conditions). The committed line of credit is secured by non-transferable first mortgage bonds of Avista Corp. issued to the agent bank that are payable only to the extent that Avista Corp. defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.’s revolving committed line of credit were as follows as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Borrowings outstanding at end of period (1)	$295,000	$349,000
Letters of credit outstanding at end of period	6,700	4,700
Average interest rate on borrowings at end of period	6.50%	6.46%
(1)
As of March 31, 2024, there was $295.0 million outstanding under the committed line of credit; however, $212.2 million was classified as short-term borrowings and $82.8 million was classified as long-term debt on the Condensed Consolidated Balance

AVISTA CORPORATION

Sheet due to the Company's intention to refinance such amount on a long-term basis. The amount classified as long-term debt was refinanced through the remarketing of $83.7 million of City of Forsyth, Montana Pollution Control Revenue Refunding Bonds in April 2024 pursuant to a remarketing and bond purchase agreement entered in March 2024. See Note 9 for further discussion of the remarketed bonds and the refinancing of short-term debt on a long-term basis. The entire outstanding amount of the committed line of credit as of December 31, 2023 was classified as short-term borrowings on the Condensed Consolidated Balance Sheet.

Letter of Credit Facility

In December 2022, Avista Corp. entered into a letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

Avista Corp. had $14.0 million and $20.0 million in letters of credit outstanding under this agreement as of March 31, 2024 and December 31, 2023, respectively. Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, Avista Corp. would have an immediate obligation to reimburse the bank that issued the letter.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of March 31, 2024, the Company was in compliance with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in June 2028. There were no borrowings or letters of credit outstanding under this agreement as of March 31, 2024 and December 31, 2023. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of "consolidated total debt at AEL&P" to "consolidated total capitalization at AEL&P," including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of March 31, 2024, AEL&P was in compliance with this covenant.

NOTE 9. LONG-TERM DEBT

In April 2024, the Company closed on the remarketing of $66.7 million and $17.0 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds due in 2032 and 2034, respectively. The bonds are not subject to ordinary optional redemption. The bonds are secured by equal principal amounts of non-transferable first mortgage bonds of the Company. The interest rate on both series of bonds is 3.875 percent. Avista Corp. purchased the Forsyth bonds upon original issuance in December 2010, with the intention to hold the bonds until market conditions were favorable for remarketing the bonds to unaffiliated investors. While the Company was the holder of these bonds, the bonds were not reflected as an asset or a liability on the Consolidated Balance Sheets. Upon the remarketing of these bonds, the Company recognized long term debt of $83.7 million.

In connection with the pricing of the Forsyth bonds in March 2024, the Company cash-settled two interest rate swap derivatives (notional aggregate amount of $20.0 million) and received a net amount of $4.4 million, which will be amortized as a component of interest expense over the life of the debt. See Note 5 for a discussion of interest rate swap derivatives.

The net proceeds from the remarketing of the Forsyth bonds were used to repay a portion of the borrowings outstanding under the Company's committed line of credit. Because the Company was refinancing short-term borrowings on a long term basis, the Company had classified $82.8 million of the committed line of credit as long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2024.

AVISTA CORPORATION

NOTE 10. LONG-TERM DEBT TO AFFILIATED TRUSTS

In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $51.5 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50.0 million of Preferred Trust Securities. The distribution rate on the Preferred Trust Securities is three-month CME Term SOFR plus 1.137 percent.

The distribution rates were as follows during the three months ended March 31, 2024 and the year ended December 31, 2023:

	March 31,	December 31,
	2024	2023
Low distribution rate	6.48%	5.64%
High distribution rate	6.51%	6.55%
Distribution rate at the end of the period	6.48%	6.51%

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100,000	$943,749	$1,100,000	$968,893
Long-term debt (Level 3)	1,450,000	1,129,480	1,450,000	1,166,512
Snettisham finance lease obligation (Level 3)	41,645	38,200	42,495	39,600
Long-term debt to affiliated trusts (Level 3)	51,547	46,068	51,547	46,098

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 60.43 percent to 105.10 percent of the principal amount, where 100.0 percent of the principal amount (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation fair value is determined using the Morgan Markets A Ex-Fin discount rate as published on March 31, 2024 and December 31, 2023.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
March 31, 2024
Assets:
Energy commodity derivatives	$—	$24,345	$—	$(20,434)	$3,911
Interest rate swap derivatives	—	295	—	—	295
Equity Investments	—	—	51,829	—	51,829
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	1,107	—	—	—	1,107
Equity securities (3)	7,226	—	—	—	7,226
Total	$8,333	$24,640	$51,829	$(20,434)	$64,368
Liabilities:
Energy commodity derivatives (2)	$—	$51,268	$7,403	$(36,621)	$22,050
Foreign currency exchange derivatives	—	11	—	—	11
Total	$—	$51,279	$7,403	$(36,621)	$22,061
December 31, 2023
Assets:
Energy commodity derivatives (2)	$—	$30,954	$—	$(22,802)	$8,152
Foreign currency exchange derivatives	—	2	—	—	2
Interest rate swap derivatives	—	3,667	—	—	3,667
Equity Investments	—	—	50,254	—	50,254
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	1,117	—	—	—	1,117
Equity securities (3)	6,524	—	—	—	6,524
Total	$7,641	$34,623	$50,254	$(22,802)	$69,716
Liabilities:
Energy commodity derivatives (2)	$—	$91,844	$8,250	$(65,157)	$34,937
Interest rate swap derivatives	—	182	—	—	182
Total	$—	$92,026	$8,250	$(65,157)	$35,119
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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of March 31, 2024 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	March 31, 2024	Technique	Input	Average Price
Natural gas exchange agreement	$(7,403)	Internally derived weighted average cost of gas	Forward purchase prices	$1.26 - $2.48/mmBTU $1.87 Weighted Average
			Forward sales prices	$2.65 - $9.57/mmBTU $6.96 Weighted Average
			Purchase volumes	300,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 equity investments as of March 31, 2024 (dollars in thousands):

	Fair Value at
	March 31, 2024	Valuation Technique	Unobservable Input	Range
Equity investments	$51,829	Market approach	Comparable enterprise values	$130,000-$388,600 $246,000 Average
			Time to liquidity event	1.75 years
		Discounted cash flows	Revenue market multiples	0.28x to 4.83x Revenue 1.86x Average
			Market exit reduction	50%
			Discount rate	25%
			Annual revenues	$15,000 - $245,000
			Terminal date	2027

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in thousands):

	Natural Gas Exchange Agreement (1)	Equity Investments	Total
Three Months Ended March 31, 2024:
Beginning balance	$(8,250)	$50,254	$42,004
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	888	—	888
Recognized in net income	—	630	630
Purchases and debt conversions	—	945	945
Settlements	(41)	—	(41)
Ending balance as of March 31, 2024	$(7,403)	$51,829	$44,426
Three Months Ended March 31, 2023:
Beginning balance	$(17,734)	$54,284	$36,550
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	6,783	—	6,783
Recognized in net income	—	(2,637)	(2,637)
Purchases and debt conversions	—	2,367	2,367
Settlements	(111)	—	(111)
Other	—	(3,000)	(3,000)
Ending balance as of March 31, 2023	$(11,062)	$51,014	$39,952
(1)
There were no purchases, issuances or transfers from other categories of any derivatives instruments during the periods presented in the table above.

AVISTA CORPORATION

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $97 and $95, respectively	$366	$357

The following table details the reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2024	2023
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (1)	$(140)	$(140)
Amortization of net loss (1)	881	1,372
Adjustment due to effects of regulation (1)	(752)	(1,255)
Total before tax (2)	(11)	(23)
Tax expense (2)	2	5
Net of tax (2)	$(9)	$(18)
(1)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 6 for additional details).
(2)
Description is also the affected line item on the Condensed Consolidated Statements of Income.

NOTE 13. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31 (in thousands, except per share amounts):

	2024	2023
Numerator:
Net income	$71,495	$54,845
Denominator:
Weighted-average number of common shares outstanding-basic	78,161	75,169
Effect of dilutive securities:
Performance and restricted stock awards	50	106
Weighted-average number of common shares outstanding-diluted	78,211	75,275
Earnings per common share:
Basic	$0.91	$0.73
Diluted	$0.91	$0.73

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

In addition, the order memorializes the plaintiffs' agreement to voluntarily dismiss all claims asserting inverse condemnation as a theory of liability, without prejudice to their ability to seek permission from the Court to refile those claims at a later date if they can show good cause to do so. The individual action that was not consolidated into the Blakeley Proceeding does not include claims for inverse condemnation. The parties to the Blakeley Proceeding agreed to a preliminary mediation no later than 60 days prior to the liability trial, and, if there is a trial following that mediation and if the jury returns a verdict in the plaintiffs' favor in the liability trial, a second mediation within 90 days following the verdict focusing on damages. Finally, the plaintiffs agreed to complete a damages questionnaire identifying all claimed damages being sought in connection with the litigation.

The Company will vigorously defend itself in the legal proceedings; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Orofino Fire

In August 2023, a fire subsequently referred to as the "Hospital Fire" started in windy conditions near Orofino, Idaho, burning 53 acres and seven primary residences, as well as several outbuildings. The Idaho Department of Lands investigated and has issued a

AVISTA CORPORATION

report in which it concluded the fire was caused by an electrical fault igniting three separate spots which then spread uphill. The Company has a distribution line in the area near the ignition point. The Company has to date found no evidence suggesting negligence on its part. Except for two claims for damage to personal property, the Company has not, at this time, received any claims in connection with the fire. The Company will vigorously defend itself in the event any such claims are asserted; however, at this time, it is unable to estimate the likelihood of an adverse outcome nor the amount or range of a potential loss in the event of an adverse outcome.

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

The co-owners of Colstrip Units 3 and 4 have differing needs for the generating capacity of these units. Accordingly, certain business disagreements have arisen among the co-owners, including, disagreements as to the requirements for shutting down these units. NorthWestern has initiated arbitration pursuant to the O&O Agreement to resolve these business disagreements, and two actions have been initiated to compel arbitration of those disputes: one by Talen in the Montana Thirteenth Judicial District Court for Yellowstone County, and one by the Western Co-Owners, which is pending in Montana Federal District Court. In light of the ownership transfer agreements, the Colstrip owners agreed to stay both the litigation and the arbitration through March 2024. On April 1, 2024, the agreement to stay lapsed and at least one owner, Puget Sound Energy, has indicated that they wish to resume the arbitration proceeding.

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

AVISTA CORPORATION

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

Westmoreland Mine Permits

Two lawsuits have been commenced by the Montana Environmental Information Center and others, challenging certain permits relating to the operation of the Westmoreland Rosebud Mine, which provides coal to Colstrip. In the first, the Montana District Court for Rosebud County issued an order vacating a permit for one area of the mine, which decision was subsequently upheld by the Montana Supreme Court. In the second, the Montana Federal District Court vacated a decision by the federal Office of Surface Mining Reclamation and Enforcement, a branch of the United States Department of the Interior, approving expansion of the mine into a new area, pending further analysis of potential environmental impact. An initial appeal of that decision to the Ninth Circuit was dismissed for lack of jurisdiction, pending further proceedings before the Department of the Interior. Avista Corp. is not a party to either of these proceedings, but continues to monitor the progress of both issues and assess the impact, if any, of the proceedings on Westmoreland’s ability to meet its contractual coal supply obligations.

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

After extensive settlement negotiations, in April 2024 the parties reached a settlement in principle, through which the Company has agreed to pay $0.9 million in order to settle all claims and allegations relating to the matter. The settlement in principle is contingent upon execution of a mutually acceptable settlement agreement, as well as a required public notice and comment period to be initiated by NPS and/or the DOJ.

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

AVISTA CORPORATION

Other Contingencies

In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes any ultimate liability arising from these actions will not have a material impact on its financial condition, results of operations or cash flows. It is possible a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant. See "Note 22 of the Notes to Consolidated Financial Statements" in the 2023 Form 10-K for additional discussion regarding other contingencies.

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

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended March 31, 2024:
Operating revenues	$594,936	$14,458	$609,394	$22	$—	$609,416
Resource costs	292,508	609	293,117	—	—	293,117
Other operating expenses	107,315	3,934	111,249	316	—	111,565
Depreciation and amortization	65,085	2,842	67,927	3	—	67,930
Income (loss) from operations	94,637	6,776	101,413	(297)	—	101,116
Interest expense (2)	36,031	1,400	37,431	570	(440)	37,561
Income tax expense	800	1,487	2,287	19	—	2,306
Net income	67,508	3,911	71,419	76	—	71,495
Capital expenditures (3)	117,244	1,465	118,709	—	—	118,709
For the three months ended March 31, 2023:
Operating revenues	$460,142	$14,363	$474,505	$126	$—	$474,631
Resource costs	192,137	791	192,928	—	—	192,928
Other operating expenses	101,389	3,589	104,978	1,011	—	105,989
Depreciation and amortization	62,464	2,724	65,188	31	—	65,219
Income (loss) from operations	70,559	6,958	77,517	(916)	—	76,601
Interest expense (2)	34,074	1,452	35,526	347	(218)	35,655
Income tax expense (benefit)	(7,948)	1,539	(6,409)	(219)	—	(6,628)
Net income (loss)	51,627	4,042	55,669	(824)	—	54,845
Capital expenditures (3)	97,764	2,726	100,490	3	—	100,493
Total Assets:
As of March 31, 2024:	$7,206,221	$272,623	$7,478,844	$192,904	$(22,764)	$7,648,984
As of December 31, 2023:	$7,262,704	$269,683	$7,532,387	$191,665	$(21,575)	$7,702,477
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of March 31, 2024, the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

April 30, 2024

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations was prepared in accordance with the SEC’s Regulation S-K for interim financial information and with the instructions to Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations does not contain the full detail or analysis, or the full discussion of trends and uncertainties, that would accompany financial statements for a full fiscal year; therefore, it should be read in conjunction with the Company's 2023 Form 10-K.

Business Segments

Our business segments have not changed during the three months ended March 31, 2024. See the 2023 Form 10-K as well as “Note 15 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income (loss) for each of our business segments (and the other businesses) for the three months ended March 31 (dollars in thousands):

	2024	2023
Avista Utilities	$67,508	$51,627
AEL&P	3,911	4,042
Other	76	(824)
Net income	$71,495	$54,845

Executive Overview

Overall Results

Net income for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023, primarily due to the effects of general rate cases and the timing impact of spreading less tax customer credits to annual income taxes in 2024, as compared to 2023. These increases in earnings were partially offset by increased operating expenses and depreciation and amortization expense.

More detailed explanations of the fluctuations in revenues and expenses are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this summary.

2024 Hydroelectric Generation and Snowpack Conditions

During the first quarter of 2024, our region experienced low precipitation, resulting in low snowpack levels when compared to historical averages. These lower snowpack and precipitation levels had a negative impact on our hydroelectric generation resources during the quarter and are expected to continue to negatively impact forecast hydroelectric generation throughout the year. The decrease in hydroelectric generation will increase net power supply costs and result in us absorbing additional costs under the ERM in Washington. In the first quarter of 2024, we had a $6.0 million pre-tax expense under the ERM in Washington.

Severe Weather; Resource Adequacy

In mid-January 2024, our operations were impacted by the extreme cold experienced in the Pacific Northwest, which resulted in system load peaks that were higher than anticipated. This event highlighted the growing need for additional electric capacity in the region, and as a result we are taking the increase in demand related to more frequent severe weather events into account as we consider our resource adequacy and generation needs. The transition to clean energy (including the replacement of emitting generation assets with renewable energy which can be weather-reliant) and increasing electrification also factor into our integrated resource planning to ensure we have adequate resources to serve our customers. We are in the process of evaluating potential acceleration of our generation additions as compared to our most recent integrated resource plan.

AVISTA CORPORATION

Washington Climate Commitment Act (CCA)

Effective January 1, 2023, the CCA went into effect in the State of Washington, requiring us to secure carbon allowances to cover our carbon emissions over a certain amount each year. Costs associated with the CCA have been deferred and have been included in natural gas customer rates starting in April 2024. The resulting aggregate increase to customer bills is expected to be 3.7 percent, and impacts customers differently based on revenue class, income level, and meter connection date. See "Environmental Issues and Contingencies" within our Form 10-K for 2023 for further discussion of the CCA and expected impacts on our financial results.

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

With regard to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, but are not limited to, in-service dates of major capital investments and the timing of changes in major revenue and expense items.

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

AVISTA CORPORATION

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

2025 General Rate Cases

We expect to file electric and natural gas general rate cases with the IPUC in the first quarter of 2025.

Oregon General Rate Case

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

2024 General Rate Case

We expect to file a natural gas general rate case with the OPUC in the second half of 2024.

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

AVISTA CORPORATION

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to customers with little to no change in utility margin (operating revenues less resource costs) or net income. In Washington and Idaho, all costs under the PGAs are passed through to customers. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply to the extent not hedged. Total net deferred natural gas costs among all jurisdictions were assets of $15.1 million and $51.4 million as of March 31, 2024 and December 31, 2023, respectively.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used in Washington to track certain differences between actual power supply costs, net of the margin on wholesale sales of energy and sales of fuel, and the amount included in base retail rates for our customers. See the 2023 Form 10-K for a full discussion of the mechanics of the ERM and the various customer/Company sharing bands. Total net deferred power costs under the ERM were assets of $35.1 million and $37.6 million as of March 31, 2024 and December 31, 2023, respectively. These deferred power cost balances represent amounts due from customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in either the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to return the balance to customers or recover the balance from customers, as the case may be. Of the $35.1 million of deferred power costs as of March 31, 2024, $21.0 million is being recovered through a rate surcharge to customers over a two-year period, effective July 1, 2023, as approved by the WUTC.

The PCA mechanism in Idaho allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference (positive or negative) between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were assets of $5.3 million and $7.6 million as of March 31, 2024 and December 31, 2023, respectively. These deferred power cost balances represent amounts due from customers.

Decoupling Mechanisms

Decoupling (also known as an FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of our jurisdictions, electric and natural gas revenues are adjusted so as to be based on the number of customers in certain customer rate classes and assumed "normal" kilowatt hour and therm sales, rather than being based on actual kilowatt hour and therm sales. The difference between revenues based on the number of customers and "normal" sales and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. Only residential and certain commercial customer classes are included in our decoupling mechanisms. See the 2023 Form 10-K for a discussion of the mechanisms in each jurisdiction.

Total net cumulative decoupling deferrals among all jurisdictions were regulatory liabilities of $12.3 million as of March 31, 2024 and $14.9 million as of December 31, 2023. Decoupling regulatory liabilities represent amounts due to customers.

See "Results of Operations - Avista Utilities" for further discussion of the amounts recorded to operating revenues in 2024 and 2023 related to the decoupling mechanisms.

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

AVISTA CORPORATION

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

The following graph shows the total change in net income for the first quarter of 2024 compared to the first quarter of 2023, as well as the various factors that caused such change (dollars in millions):

Electric utility revenues increased as a result of the effects of general rate cases (including a tranche of tax customer credits that were returned to customers as of the fourth quarter of 2023), the ERM surcharge to customers, and increased wholesale sales and sales of fuel as part of our resource optimization activities. Natural gas utility revenues increased primarily due to increased wholesale revenues.

Electric utility resource costs increased primarily due to increased wholesale prices for our purchased power, as well as net amortizations and deferrals of power supply costs related to increased deferred costs in 2023 that are being amortized in 2024. Natural gas utility resource costs increased due to net amortizations and deferrals of costs related to a decrease in deferred costs during the period, as well as an increase in amortization of previously deferred costs. The increased net amortizations and deferrals were partially offset by decreased purchased natural gas costs.

Utility operating expenses increased due to increased benefits expense, as well as increased amortizations of previously deferred items now included in customer rates (resulting in no impact to net income).

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax was an expense in the first quarter of 2024, compared to a benefit in the first quarter of 2023. The change is primarily due to decreased tax customer credits, which offset the bill impact of rate increases included in our prior general rate cases, partially offset by the timing impact of spreading the decreased credits over the year as a percentage of pre-tax income based on the estimated annual effective tax rate. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

Non-GAAP Financial Measures

The following discussion for Avista Utilities includes two financial measures considered “non-GAAP financial measures”: electric utility margin and natural gas utility margin. In the AEL&P section, we include a discussion of utility margin, which is also a non-GAAP financial measure.

AVISTA CORPORATION

Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flows that excludes (or includes) amounts included (excluded) in the most directly comparable measure calculated and presented in accordance with GAAP. Electric utility margin is electric operating revenues less electric resource costs, while natural gas utility margin is natural gas operating revenues less natural gas resource costs. The most directly comparable GAAP financial measure to electric and natural gas utility margin is utility operating revenues as presented in "Note 15 of the Notes to Condensed Consolidated Financial Statements."

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

Results of Operations - Avista Utilities

Resource Optimization

We engage in resource optimization, which involves the selection from available energy resources to serve our load obligations and the use of these resources to capture economic value through wholesale market transactions, which is ultimately intended to lower net power and natural gas supply costs. Our resource optimization transactions can take the form of physical sales and purchases of energy (natural gas or electricity), electric capacity and fuel for electric generation, as well as financial derivative contracts related to capacity, energy, fuel and fuel transportation. See our 2023 Form 10-K for further discussion of our optimization activities.

We typically enter into multiple transactions simultaneously to capture value. Even though these transactions are considered together when determining the net impact, they are recorded in separate items within components of utility operating revenue and resource costs and can cause fluctuations in each item. Gains and losses on financial derivative contracts are included in certain line items below (such as wholesale sales and purchases of power and natural gas, sales of fuel, and other fuel costs). The ERM, PCA and PGAs are based on net supply costs and consider all transactions related to resource procurement and optimization (both physical and financial).

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Utility Operating Revenues

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended March 31, 2024 and 2023:

	Electric Customers		Natural Gas Customers
	2024	2023	2024	2023
Residential	370,786	364,542	343,826	339,639
Commercial	44,529	45,010	37,480	37,073
Interruptible	—	—	48	49
Industrial	1,183	1,186	185	186
Public street and highway lighting	702	687	—	—
Total retail customers	417,200	411,425	381,539	376,947

AVISTA CORPORATION

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31, 2024 and 2023 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $1.9 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances reflected in utility electric operating revenues for the three months ended March 31 (dollars in thousands):

	Electric Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$(6,163)	$(2,522)
Amortization of prior year decoupling deferrals (b)	8,217	2,723
Total electric decoupling revenue	$2,054	$201
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

Total electric revenues increased $109.6 million for the first quarter of 2024 as compared to the first quarter of 2023. The primary changes that occurred during the period were as follows:

•
a $33.9 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $26.7 million) and an increase in MWhs sold (increased revenues by $7.2 million).
o
Retail rates increased mainly due to the effects of our general rate cases, including the tranche of tax customer credits that were returned to customers as of the fourth quarter of 2023, which resulted in increased rates. The ERM surcharge to customers that commenced in July 2023 also increased retail rates.
o
Retail sales volumes increased primarily due to increased use by our residential and commercial customers. Compared to the first quarter of 2023, residential use per customer increased 3 percent and commercial use per customer increased 2 percent. Customer growth also contributed to the increased sales volumes.
•
a $35.4 million increase in wholesale electric revenues due to an increase in sales volumes (increased revenues $40.0 million), partially offset by a decrease in sales prices (decreased revenues $4.6 million). The fluctuation of volumes was due to increased opportunities to optimize our generation assets.
•
a $37.1 million increase in sales of fuel as part of thermal resource optimization activities, including associated financial hedging activities.
•
a $1.9 million increase in electric decoupling revenue, resulting mostly from increased amortization of prior year rebate balances, partially offset by increased deferrals (due to higher use per customer).

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended March 31, 2024 and 2023 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $4.0 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively.

AVISTA CORPORATION

The following table presents the current year deferrals and the amortization of prior year decoupling balances reflected in utility natural gas operating revenues for the three months ended March 31 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$1,719	$(15,162)
Amortization of prior year decoupling deferrals (b)	(890)	(4,077)
Total natural gas decoupling revenue	$829	$(19,239)
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

Total natural gas revenues increased $23.5 million for the first quarter of 2024 as compared to the first quarter of 2023. The primary changes that occurred during the period were as follows:

•
a $13.8 million decrease in natural gas retail revenues (including industrial, which is included in other) due to decreased sales volumes (decreased revenues $14.1 million), partially offset by higher retail rates (increased revenues $0.3 million). The decrease in sales volumes was primarily due to decreased residential and commercial usage, resulting from milder winter weather. Compared to the first quarter of 2023, residential use per customer decreased 8 percent, and commercial firm use per customer decreased 5 percent. Heating degree days in Spokane decreased 3 percent from the first quarter of 2023, and were 4 percent below the historical average. Heating degree days in Medford decreased 18 percent compared to the first quarter of 2023, and were 10 percent below historical average.
•
a $17.2 million increase in wholesale natural gas revenues primarily due to financial losses associated with our hedging activities in the first quarter of 2023, which net with our wholesale revenues. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $20.1 million increase in natural gas decoupling revenue primarily due to current year surcharges to residential customers (due to lower use per customer) compared to rebates associated with higher usage in 2023, and decreased amortization of prior year surcharge balances.

AVISTA CORPORATION

Utility Resource Costs

The following graphs present Avista Utilities' resource costs for the three months ended March 31, 2024 and 2023 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $4.0 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively.

Total electric resource costs increased $81.6 million for the first quarter of 2024 as compared to the first quarter of 2023. The primary changes that occurred during the period were as follows:

•
a $33.0 million increase in power purchased due to an increase in wholesale prices (increased costs $24.3 million) and an increase in the volume of power purchases (increased costs $8.7 million). In mid-January 2024, our service territory experienced much colder than normal weather, requiring purchases at a time when wholesale prices were substantially elevated due to capacity constraints in our region.
•
a $24.2 million increase in fuel for generation. This is primarily due to financial gains recognized in the first quarter of 2023 associated with our hedging activities, which net with our physical purchases, as well as increased thermal generation in the first quarter of 2024 compared to 2023.
•
a $3.6 million increase in other fuel costs. These costs represent fuel and the related derivative instruments purchased for generation which were later sold when conditions indicated it was more economical to sell the fuel as part of the resource optimization process. When the fuel is sold either physically or through a derivative instrument, that revenue is included in sales of fuel.
•
a $20.9 million increase in other electric resource costs, primarily related to a decrease in deferred power supply costs and an increase in amortization of previously deferred costs.

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $1.9 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

Total natural gas resource costs increased $17.1 million for the first quarter of 2024 as compared to the first quarter of 2023 primarily due to the following:

•
a $61.9 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $53.7 million), and a decrease in volumes (decreased costs $8.2 million). The decrease in volumes is primarily due to decreased retail usage.
•
a $79.0 million increase from net amortizations and deferrals of natural gas costs, primarily related to a decrease in deferred costs during the period, as well as an increase in amortization of previously deferred costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 15 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$366,894	$257,297	$233,907	$210,390	$(5,865)	$(7,545)	$594,936	$460,142
Resource costs	166,354	84,744	132,019	114,938	(5,865)	(7,545)	292,508	192,137
Utility margin	$200,540	$172,553	$101,888	$95,452	$—	$—	$302,428	$268,005

Electric utility margin increased $28.0 million and natural gas utility margin increased $6.4 million.

Electric utility margin increased primarily due to the effects of general rate cases (including the tranche of tax customer credits that were returned to customers as of the fourth quarter of 2023).

In the first quarter of 2024, we had a $6.0 million pre-tax expense under the ERM in Washington, compared to a $7.6 million pre-tax expense for the first quarter of 2023.

Natural gas utility margin increased primarily due to general rate cases (including the tranche of tax customer credits that were returned to customers as of the fourth quarter of 2023).

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

Results of Operations - Alaska Electric Light and Power Company

Net income for AEL&P was $3.9 million for the three months ended March 31, 2024 and $4.0 million for the three months ended March 31, 2023.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Operating revenues	$14,458	$14,363
Resource costs	609	791
Utility margin	$13,849	$13,572

Results of Operations - Other Businesses

Our other businesses had net income of $0.1 million for the three months ended March 31, 2024 compared to a net loss of $0.8 million for the three months ended March 31, 2023.

The increase in results primarily relates to net investment losses recognized in 2023.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our condensed consolidated financial statements and thus, actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2023 Form 10-K and have not changed materially.

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the three months ended March 31, 2024. See the 2023 Form 10-K for further discussion.

As of March 31, 2024, we had $198.3 million of available liquidity under the Avista Corp. committed line of credit, $36.0 million of available liquidity under our letter of credit facility, and $25.0 million under the AEL&P committed line of credit. With our existing credit facilities and the expected issuances of common stock within the next year, we believe we have adequate liquidity to meet our needs for the next 12 months.

In April 2024, we closed on the remarketing of $66.7 million and $17.0 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds due in 2032 and 2034, respectively. The proceeds from the remarketing of these bonds were used to repay borrowings under our committed line of credit.

Review of Consolidated Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $190.1 million for the three months ended March 31, 2024, compared to $94.2 million for the three months ended March 31, 2023. Contributing to the increase are power and natural gas deferrals being amortized in the

AVISTA CORPORATION

first quarter of 2024, compared to large deferrals in 2023. The net impact of these deferrals on operating cash flows was a $96.1 million increase in 2024 compared to 2023. The change in accounts payable balances during the period also contributed $60.2 million to the increased operating cash flows, as there were large balances paid during the first quarter of 2023 associated with elevated commodity prices at the end of 2022. These increases were partially offset by a $44.5 million decrease in collateral returned related to our derivative instruments and a $41.6 million decrease related to the change in accounts receivable, both of which were also impacted by elevated commodity prices at the end of 2022.

Investing Activities

Net cash used in investing activities was $118.1 million for the three months ended March 31, 2024, compared to $106.3 million for the three months ended March 31, 2023. We paid $118.7 million for utility capital expenditures in 2024, compared to $100.5 million in 2023.

Financing Activities

Net cash used in financing activities was $94.8 million for the three months ended March 31, 2024, compared to net cash provided by financing activities of $9.2 million for the three months ended March 31, 2023. In the first quarter of 2023, we issued $250.0 million of long-term debt, whereas there was no debt issued in the first quarter of 2024. We also decreased our short-term borrowings by $54.0 million in the three months ended March 31, 2024, compared to $232.0 million in the three months ended March 31, 2023. In addition, we issued $0.1 million of common stock and paid $37.8 million in dividends in 2024, compared to issuing common stock of $29.9 million and paying $35.0 million in dividends in 2023.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$22,947	0.4%	$22,890	0.4%
Short-term borrowings	212,155	3.9%	349,000	6.3%
Long-term debt to affiliated trusts	51,547	0.9%	51,547	0.9%
Long-term debt and leases	2,700,372	49.0%	2,618,012	47.4%
Total debt	2,987,021	54.2%	3,041,449	55.0%
Total shareholders’ equity	2,520,500	45.8%	2,485,323	45.0%
Total	$5,507,521	100.0%	$5,526,772	100.0%

Our shareholders’ equity increased $35.2 million during the first quarter of 2024 primarily due to net income, which was partially offset by dividends paid.

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

AVISTA CORPORATION

The following table summarizes the balances outstanding and available liquidity as of March 31, 2024 (dollars in thousands):

	Amount of Facility	Borrowings Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of Credit expiring June 2028	$500,000	$295,000	$6,700	$198,300
Letter of Credit Facility	50,000	N/A	14,000	36,000
Total	$550,000	$295,000	$20,700	$234,300
(1)
Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenant and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2024, we were in compliance with this covenant with a ratio of 54.2 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the three months ended March 31 (dollars in thousands):

	2024	2023
$500 million line of credit, expiring June 2028
Maximum balance outstanding during the period	$349,000	$334,500
Average balance outstanding during the period	318,890	314,783
Average interest rate during the period	6.46%	5.54%
Average interest rate at end of the period	6.50%	5.79%
$100 million line of credit, terminated June 2023
Maximum balance outstanding during the period	N/A	15,000
Average balance outstanding during the period	N/A	500
Average interest rate during the period	N/A	7.75%

AEL&P

AEL&P has a $25.0 million committed line of credit that expires in June 2028. As of March 31, 2024, there was no balance outstanding under this committed line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of March 31, 2024, AEL&P was in compliance with this covenant with a ratio of 47.5 percent.

As of March 31, 2024, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding our short-term borrowing arrangements.

Liquidity Expectations

During April 2024, we remarketed bonds resulting in an additional $83.7 million of long-term debt. We do not expect to issue any additional long-term debt in 2024. We expect to issue $70 million of common stock in 2024.

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure, and expect Avista Utilities' capital expenditures to be $500 million in 2024. See the 2023 Form 10-K for further information on our expected capital expenditures.

AVISTA CORPORATION

Pension Plan

Avista Utilities

In the three months ended March 31, 2024 we contributed $3.3 million to the pension plan. We expect to contribute $10.0 million for the year. We expect to contribute a total of $40.0 million to the pension plan in the period 2025 through 2028, with an annual contribution of $10.0 million.

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

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the three months ended March 31, 2024 except as follows:

SEC Climate Disclosure Rules

In March 2024, the SEC adopted final rules requiring certain climate disclosures to be incorporated into SEC filings. The final rules as written are effective for our filings starting with the 2025 Annual Report on Form 10-K.

After the final rules were published by the SEC, multiple lawsuits were made, including allegations that the SEC does not have statutory rulemaking authority over climate reporting, among other various allegations. The SEC requested the cases be consolidated into one action, and the consolidated action is now before the United States Circuit Court of Appeals for the Eighth Circuit.

In April 2024, the SEC voluntarily stayed the implementation of the final rules. In the stay order, the SEC noted it intends to vigorously defend the validity of the final rules.

We are monitoring the outcome of the consolidated action and voluntary stay.

EPA Regulations for Power Plants

On April 25, 2024, the EPA released a package of final regulations addressed to electric generation facilities. These include:

•
Greenhouse gas regulations for new natural gas-based turbines and existing coal-based units, pursuant to section 111 of the Clean Air Act (the “CAA Section 111 Rules”). This rule finalizes (a) the repeal of the Affordable Clean Energy (“ACE”) rule; (b) guidelines for GHG emissions from existing fossil fuel-fired steam generating electric generating units; and (c) revisions to existing performance standards for new, reconstructed or heavily modified fossil fuel-fired stationary combustion turbine electric generating units.
•
Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (the “ELG Rule”). The ELG Rule applies to wastewater discharges from coal-based generating units and establishes pollution control requirements. The Rule builds upon the 2015 and 2020 ELG Rules. It includes a subcategory of requirements for coal plants that will be retired or repowered by the end of 2028 and provides additional compliance pathways for coal plants that retire by the end of 2034.
•
Updated Mercury and Air Tox Standards, pursuant to section 112 of the Clean Air Act (the “MATS Rule”). The MATS Rule sets emissions limits for filterable particulate matter for coal-based generating units. The Rule reduces those limits from the standards that were originally set in 2012.
•
Disposal of Coal Combustion Residuals from Electric Utilities – Legacy CCR Surface Impoundments (the “CCR Rule”). The CCR Rule builds on 2015 regulations, which apply to active power plants that dispose of coal combustion residuals in

AVISTA CORPORATION

surface impoundments or landfills, by regulating inactive surface impoundments at inactive power plants and CCR management units at active and inactive power plants.

We are in the process of analyzing each of these rules to assess the impact, if any, it may have on our existing generating units, including Colstrip and/or our natural gas-fired generating units. At this time, there are no indications that the implementation of these rules would impact our agreement to transfer our Colstrip ownership to Northwestern, which is planned to close on December 31, 2025. To the extent these regulations result in increased compliance costs, we expect to seek recovery of those costs through the ratemaking process.

See the 2023 Form 10-K for further discussion of our environmental issues and contingencies.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2023 Form 10-K and have not materially changed during the three months ended March 31, 2024. See the 2023 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the three months ended March 31, 2024. Refer to the 2023 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2023.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of March 31, 2024 and December 31, 2023 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2023 Form 10-K for further information. As of March 31, 2024, we had interest rate swap derivatives outstanding with a notional amount totaling $10.0 million and we had no cash deposited as collateral and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at March 31, 2024, we would not be required to post additional collateral because all of our outstanding interest rate swaps were in an asset position at the time.

As of March 31, 2024, we had cash deposited as collateral of $20.5 million and letters of credit of $14.0 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” in the 2023 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at March 31, 2024 (including contracts considered derivatives and those considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

March 31, 2024
Additional collateral taking into account contractual thresholds	$7,270
Additional collateral without contractual thresholds	26,290

AVISTA CORPORATION

Energy Commodity Risk

Our energy commodity risks have not materially changed during the three months ended March 31, 2024. See the 2023 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2024 expected to settle in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2027.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2024	$469	$—	$(5,602)	$(15,115)	$2,600	$5,244	$(2,585)	$(2,402)
2025	—	—	(5,392)	(4,458)	—	596	(4,819)	(1,584)
2026	—	—	(974)	(407)	—	—	—	0
2027	—	—	85	21	—	—	—	—

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2023 expected to be delivered in each respective year (dollars in thousands). There were no expected deliveries of energy commodity derivatives after 2026.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2024.

AVISTA CORPORATION

There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AVISTA CORPORATION

PART II. Other Information

Item 1. Legal Proceedings

See “Note 14 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Refer to the 2023 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2023 Form 10-K.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

AVISTA CORPORATION

Item 6. Exhibits

15	Letter Re: Unaudited Interim Financial Information (1)

31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)

31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (2)

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its inline XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

(1)	Filed herewith.
(2)	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	April 30, 2024	/s/ Kevin J. Christie
Kevin J. Christie
Senior Vice President, Chief Financial Officer, Treasurer and Regulatory Affairs Officer (Principal Financial Officer)