Form 10-Q
period 2024-06-30
AVISTA CORP
filed 2024-08-07
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024 OR

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

As of August 2, 2024, 78,703,761 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$385,861	$374,285	$992,372	$867,828
Alternative revenue programs	16,171	5,513	19,054	(13,525)
Total utility revenues	402,032	379,798	1,011,426	854,303
Non-utility revenues	40	139	62	265
Total operating revenues	402,072	379,937	1,011,488	854,568
Operating Expenses:
Utility operating expenses:
Resource costs	144,326	141,244	437,443	334,172
Other operating expenses	109,591	103,071	220,840	208,049
Depreciation and amortization	67,829	66,148	135,756	131,336
Taxes other than income taxes	25,710	24,917	61,398	58,811
Non-utility operating expenses	360	749	679	1,791
Total operating expenses	347,816	336,129	856,116	734,159
Income from operations	54,256	43,808	155,372	120,409
Interest expense	35,924	35,018	72,828	70,102
Interest expense to affiliated trusts	656	608	1,313	1,179
Capitalized interest	(1,145)	(866)	(2,106)	(1,708)
Other income-net	(4,532)	(2,626)	(13,817)	(9,055)
Income before income taxes	23,353	11,674	97,154	59,891
Income tax expense (benefit)	495	(5,810)	2,801	(12,438)
Net income	$22,858	$17,484	$94,353	$72,329
Weighted-average common shares outstanding (thousands), basic	78,390	75,983	78,276	75,576
Weighted-average common shares outstanding (thousands), diluted	78,456	76,131	78,333	75,703

Earnings per common share:
Basic	$0.29	$0.23	$1.20	$0.96
Diluted	$0.29	$0.23	$1.20	$0.96

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands

(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$22,858	$17,484	$94,353	$72,329
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $0, ($5), ($2) and ($10), respectively	—	(19)	(9)	(37)
Comprehensive income	$22,858	$17,465	$94,344	$72,292

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets:
Current Assets:
Cash and cash equivalents	$14,647	$35,003
Accounts and notes receivable-less allowances of $3,624 and $4,987, respectively	153,519	216,744
Inventory	175,588	159,984
Regulatory assets	130,389	146,327
Other current assets	76,717	103,784
Total current assets	550,860	661,842
Net utility property	5,827,143	5,700,056
Goodwill	52,426	52,426
Non-current regulatory assets	844,767	894,168
Other property and investments-net and other non-current assets	408,574	393,985
Total assets	$7,683,770	$7,702,477
Liabilities and Equity:
Current Liabilities:
Accounts payable	$104,620	$143,262
Current portion of long-term debt	15,000	15,000
Short-term borrowings	244,000	349,000
Regulatory liabilities	94,385	76,007
Other current liabilities	166,761	191,936
Total current liabilities	624,766	775,205
Long-term debt	2,598,398	2,515,358
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	92,211	89,830
Deferred income taxes	718,728	718,318
Non-current regulatory liabilities	829,061	856,666
Other non-current liabilities and deferred credits	241,820	210,230
Total liabilities	5,156,531	5,217,154
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 78,702,117 and 78,074,587 shares issued and outstanding, respectively	1,666,692	1,644,327
Accumulated other comprehensive loss	(366)	(357)
Retained earnings	860,913	841,353
Total shareholders’ equity	2,527,239	2,485,323
Total liabilities and equity	$7,683,770	$7,702,477

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2024	2023
Operating Activities:
Net income	$94,353	$72,329
Non-cash items included in net income:
Depreciation and amortization	135,761	131,367
Deferred income tax provision	(23,004)	(20,565)
Power and natural gas cost deferrals, net	74,643	(31,559)
Amortization of debt expense	1,039	1,980
Stock-based compensation expense	6,350	5,460
Equity-related AFUDC	(3,830)	(3,172)
Pension and other postretirement benefit expense	5,942	6,693
Other regulatory assets and liabilities	(14,028)	(31,997)
Other deferred debits and credits	22,469	32,351
Change in decoupling regulatory deferral	(18,752)	14,383
Realized and unrealized loss (gain) on assets and investments	(294)	2,752
Other	1,831	(2,436)
Contributions to defined benefit pension plan	(6,666)	(6,666)
Cash paid for settlement of interest rate swap agreements	—	(409)
Cash received for settlement of interest rate swap agreements	4,397	7,869
Changes in certain current assets and liabilities:
Accounts and notes receivable	59,468	111,428
Inventory	(15,605)	(8,131)
Collateral for derivative instruments	18,453	116,602
Income taxes receivable	21,242	7,476
Other current assets	(81)	(20,228)
Accounts payable	(33,884)	(96,080)
Other current liabilities	(12,809)	(19,886)
Net cash provided by operating activities	316,995	269,561

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(251,207)	(226,746)
Issuance of notes receivable	—	(1,500)
Investments made in equity and property	(5,115)	(6,481)
Other	2,192	652
Net cash used in investing activities	(254,130)	(234,075)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Six Months Ended June 30

Dollars in thousands

(Unaudited)

	2024	2023
Financing Activities:
Net decrease in short-term borrowings	$(105,000)	$(260,000)
Proceeds from issuance of long-term debt	83,700	250,000
Maturity of long-term debt and finance leases	(1,700)	(8,118)
Issuance of common stock, net of issuance costs	17,600	59,525
Cash dividends paid	(75,090)	(69,942)
Other	(2,731)	(4,675)
Net cash used in financing activities	(83,221)	(33,210)

Net increase (decrease) in cash and cash equivalents	(20,356)	2,276

Cash and cash equivalents at beginning of period	35,003	13,428

Cash and cash equivalents at end of period	$14,647	$15,704

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in thousands

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common Stock, Shares:
Shares outstanding at beginning of period	78,187,093	75,762,598	78,074,587	74,945,948
Shares issued	515,024	761,586	627,530	1,578,236
Shares outstanding at end of period	78,702,117	76,524,184	78,702,117	76,524,184
Common Stock, Amount:
Balance at beginning of period	$1,645,208	$1,555,651	$1,644,327	$1,525,185
Equity compensation expense	3,999	3,239	6,350	5,460
Issuance of common stock, net of issuance costs	17,485	29,613	17,600	59,525
Payment of minimum tax withholdings for share-based payment awards	—	—	(1,585)	(1,667)
Balance at end of period	1,666,692	1,588,503	1,666,692	1,588,503
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(366)	(2,076)	(357)	(2,058)
Other comprehensive loss	—	(19)	(9)	(37)
Balance at end of period	(366)	(2,095)	(366)	(2,095)
Retained Earnings:
Balance at beginning of period	875,658	831,736	841,353	811,541
Net income	22,858	17,484	94,353	72,329
Dividends on common stock	(37,603)	(35,207)	(74,793)	(69,857)
Balance at end of period	860,913	814,013	860,913	814,013
Total equity	$2,527,239	$2,400,421	$2,527,239	$2,400,421
Dividends declared per common share	$0.475	$0.46	$0.95	$0.92

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended June 30, 2024 and June 30, 2023 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).

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

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, fuel stock and stored natural gas are recorded at average cost and consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Materials and supplies	$92,446	$81,651
Emission allowances	64,925	56,097
Stored natural gas	10,937	16,272
Fuel stock	7,280	5,964
Total	$175,588	$159,984

Other Current Assets

Other current assets consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Prepayments	$52,276	$52,752
Income taxes receivable	7,991	29,234
Derivative assets net of collateral	4,462	11,821
Other	11,988	9,977
Total	$76,717	$103,784

AVISTA CORPORATION

Net Utility Property

Net utility property, which is recorded at original cost, net of accumulated depreciation, consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Utility plant in service	$7,946,547	$7,799,481
Construction work in progress	222,560	179,527
Total	8,169,107	7,979,008
Less: Accumulated depreciation and amortization	2,341,964	2,278,952
Total	$5,827,143	$5,700,056

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Equity investments	$157,369	$153,350
Operating lease ROU assets	66,864	67,585
Finance lease ROU assets	34,593	36,414
Non-utility property	33,508	33,813
Notes receivable	15,578	15,287
Long-term prepaid license fees	21,356	19,448
Pension asset	41,625	32,997
Investment in affiliated trust	11,547	11,547
Deferred compensation assets	8,551	7,794
Other	17,583	15,750
Total	$408,574	$393,985

Other Current Liabilities

Other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Accrued taxes other than income taxes	$28,572	$31,928
Derivative liabilities net of collateral	23,764	17,217
Employee paid time off accruals	35,110	32,072
Accrued interest	24,080	23,539
Climate Commitment Act obligations	—	19,081
Pensions and other postretirement benefits	11,130	14,082
Other	44,105	54,017
Total	$166,761	$191,936

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Operating lease liabilities	$64,851	$63,559
Finance lease liabilities	37,313	39,095
Deferred investment tax credits	27,833	28,233
Climate Commitment Act obligations	65,046	26,026
Asset retirement obligations	18,210	18,058
Derivative liabilities net of collateral	8,665	17,902
Other	19,902	17,357
Total	$241,820	$210,230

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024		December 31, 2023
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$41,242	$10,362	$51,419	$17,720
Deferred Climate Commitment Act costs	39,558	20,530	—	46,022
Deferred power costs	17,859	12,895	29,190	20,654
Wildfire resiliency	10,487	12,490	—	23,737
Decoupling surcharge	8,133	8,218	4,638	5,469
Deferred natural gas costs	9,452	—	60,667	—
Deferred income taxes	—	247,393	—	244,303
Pension and other postretirement benefit plans	—	112,730	—	117,658
Interest rate swaps	—	175,820	—	179,489
AFUDC above FERC allowed rate	—	48,727	—	49,985
Settlement with Coeur d'Alene Tribe	—	36,134	—	36,692
Advanced meter infrastructure	—	27,827	—	29,345
Utility plant abandoned	—	36,878	—	38,274
Colstrip excess depreciation	—	22,347	—	19,429
COVID-19 deferrals	—	11,945	—	12,142
Demand side management programs	—	16,068	—	10,033
Other regulatory assets	3,658	44,403	413	43,216
Total regulatory assets	$130,389	$844,767	$146,327	$894,168
Regulatory Liabilities
Other income tax related liabilities	$14,753	$54,559	$25,129	$56,582
Excess deferred income taxes	14,230	286,185	14,510	293,029
Deferred Climate Commitment Act revenues	34,670	9,435	—	37,231
Deferred power costs	250	2,463	—	4,000
Deferred natural gas costs	10,469	—	9,296	—
Decoupling rebate	9,648	2,869	18,680	6,344
Utility plant retirement costs	—	432,227	—	417,027
Interest rate swaps	—	24,405	—	23,752
COVID-19 deferrals	—	10,787	—	10,172
Other regulatory liabilities	10,365	6,131	8,392	8,529
Total regulatory liabilities	$94,385	$829,061	$76,007	$856,666

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

Utility-related taxes included in revenue from contracts with customers were as follows for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Utility-related taxes	$17,086	$16,133	$43,667	$41,872

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement where the customer makes payments throughout the year. As of June 30, 2024, the Company estimates it had unsatisfied capacity performance obligations of $4.5 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Avista Utilities
Revenue from contracts with customers	$319,373	$294,129	$818,755	$772,904
Derivative revenues	48,605	66,580	138,185	63,518
Alternative revenue programs	16,171	5,513	19,054	(13,525)
Other utility revenues	6,665	2,382	9,756	5,849
Total Avista Utilities	390,814	368,604	985,750	828,746
AEL&P
Revenue from contracts with customers	11,035	11,023	25,337	25,234
Other utility revenues	183	171	339	323
Total AEL&P	11,218	11,194	25,676	25,557

Other non-utility revenues	40	139	62	265
Total operating revenues	$402,072	$379,937	$1,011,488	$854,568

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and six months ended June 30 (dollars in thousands):

	2024			2023
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$92,809	$4,548	$97,357	$86,499	$4,418	$90,917
Commercial	85,344	6,424	91,768	81,346	6,544	87,890
Industrial	30,038	—	30,038	27,956	—	27,956
Public street and highway lighting	2,254	63	2,317	1,980	61	2,041
Total retail revenue	210,445	11,035	221,480	197,781	11,023	208,804
Transmission	9,538	—	9,538	8,475	—	8,475
Other revenue from contracts with customers	8,334	—	8,334	6,934	—	6,934
Total electric revenue from contracts with customers	$228,317	$11,035	$239,352	$213,190	$11,023	$224,213
Six months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$234,838	$11,702	$246,540	$209,322	$11,299	$220,621
Commercial	178,136	13,506	191,642	162,572	13,810	176,382
Industrial	58,104	—	58,104	53,123	—	53,123
Public street and highway lighting	4,418	129	4,547	3,935	125	4,060
Total retail revenue	475,496	25,337	500,833	428,952	25,234	454,186
Transmission	19,130	—	19,130	16,422	—	16,422
Other revenue from contracts with customers	24,395	—	24,395	24,227	—	24,227
Total electric revenue from contracts with customers	$519,021	$25,337	$544,358	$469,601	$25,234	$494,835

AVISTA CORPORATION

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Avista Utilities	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$54,427	$48,004	$187,397	$188,840
Commercial	29,293	25,477	97,292	97,802
Industrial and interruptible	3,195	4,128	7,160	9,656
Total retail revenue	86,915	77,609	291,849	296,298
Transportation	2,734	1,923	5,072	4,192
Other revenue from contracts with customers	1,407	1,407	2,813	2,813
Total natural gas revenue from contracts with customers	$91,056	$80,939	$299,734	$303,303

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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of June 30, 2024 expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2024	6	22	16,240	28,818	384	417	636	5,678
2025	—	—	20,613	24,585	317	175	1,115	1,125
2026	—	—	10,348	8,040	—	—	—	—
2027	—	—	2,475	900	—	—	—	—

As of June 30, 2024, there were no expected deliveries of energy commodity derivatives after 2027.

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

The following table summarizes the foreign currency exchange derivatives outstanding as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Number of contracts	24	5
Notional amount (in United States dollars)	$1,905	$81
Notional amount (in Canadian dollars)	2,608	109

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

The following table summarizes the unsettled interest rate swap derivatives outstanding as of June 30, 2024 and December 31, 2023 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
June 30, 2024	1	$10,000	2025
December 31, 2023	2	$20,000	2024
	1	10,000	2025

See Note 9 for discussion of the remarketed bonds and the related settlement of interest rate swaps in connection with the pricing of the bonds in March 2024.

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2024 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Interest rate swap derivatives
Other property and investments-net and other non-current assets	483	—	—	483
Energy commodity derivatives
Other current assets	5,444	(982)	—	4,462
Other property and investments-net and other non-current assets	265	—	—	265
Other current liabilities	10,372	(56,076)	21,940	(23,764)
Other non-current liabilities and deferred credits	1,575	(12,202)	1,962	(8,665)
Total derivative instruments recorded on the balance sheet	$18,139	$(69,260)	$23,902	$(27,219)

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

AVISTA CORPORATION

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

The following table presents collateral outstanding related to its derivative instruments as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Energy commodity derivatives
Cash collateral posted	$23,902	$43,095
Letters of credit outstanding	6,900	20,000
Balance sheet offsetting	23,902	42,355

No letters of credit were outstanding, and no cash collateral was on deposit, related to interest rate swap derivatives as of June 30, 2024 and December 31, 2023.

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position and the amount of additional collateral Avista Corp. could be required to post as of June 30, 2024 (in thousands):

June 30,
2024
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$22,440
Additional collateral to post	22,991

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $6.7 million in cash to the pension plan for the six months ended June 30, 2024, and expects to contribute $10.0 million in total for 2024.

AVISTA CORPORATION

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Three months ended June 30:
Service cost	$3,947	$3,100	$661	$532
Interest cost	8,217	8,521	1,726	1,909
Expected return on plan assets	(11,356)	(10,922)	(974)	(891)
Curtailment loss	169	—	—	—
Amortization of prior service cost (credit)	126	123	(263)	(263)
Net loss recognition	569	1,185	88	(8)
Net periodic benefit cost	$1,672	$2,007	$1,238	$1,279
Six months ended June 30:
Service cost	$7,709	$7,994	$1,281	$1,350
Interest cost	16,582	15,753	3,472	2,953
Expected return on plan assets	(22,584)	(21,844)	(1,948)	(1,782)
Curtailment loss	169	—	—	—
Amortization of prior service cost (credit)	249	246	(526)	(526)
Net loss recognition	1,359	2,024	179	525
Net periodic benefit cost	$3,484	$4,173	$2,458	$2,520

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

In 2024, the Company offered pension participants an election to leave the pension plan for an alternative defined contribution 401(k) plan. In April 2024, it was determined that due to the number of participants electing to leave the pension plan, as well as the resulting decrease in expected future service, this event resulted in a curtailment of the pension plan, and an associated gain of $1.4 million for the reduction in the benefit obligation. This gain was offset against the unrecognized net actuarial loss (and recorded within a regulatory asset). There was also a $0.2 million loss recognized for the acceleration of unrecognized prior service costs. The curtailment triggered a remeasurement of pension plan. The impact of the remeasurement was not material to the Company's condensed consolidated financial statements.

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

AVISTA CORPORATION

The following table summarizes the significant factors impacting the difference between the Company's effective tax rate and the federal statutory rate for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
Federal income taxes at statutory rates	$4,904	21.0%	$2,452	21.0%	$20,402	21.0%	$12,577	21.0%
Increase (decrease) in tax resulting from:
Flow through related to deduction of meters and mixed service costs (1)	(2,898)	(12.4)	(5,689)	(48.7)	(11,683)	(12.0)	(19,212)	(32.1)
Tax effect of regulatory treatment of utility plant differences	(1,463)	(6.3)	(1,525)	(13.1)	(5,974)	(6.1)	(5,212)	(8.7)
State income tax expense	179	0.8	232	2.0	718	0.7	798	1.3
Tax credits	(94)	(0.4)	(1,135)	(9.7)	(400)	(0.4)	(1,135)	(1.9)
Other	(133)	(0.6)	(145)	(1.3)	(262)	(0.3)	(254)	(0.4)
Total income tax expense (benefit)	$495	2.1%	$(5,810)	(49.8)%	$2,801	2.9%	$(12,438)	(20.8)%
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

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.’s revolving committed line of credit were as follows as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Borrowings outstanding at end of period	$244,000	$349,000
Letters of credit outstanding at end of period	5,100	4,700
Average interest rate on borrowings at end of period	6.55%	6.46%

Letter of Credit Facility

Avista Corp. has a letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

Avista Corp. had $6.5 million and $20.0 million in letters of credit outstanding under this agreement as of June 30, 2024 and December 31, 2023, respectively. Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, Avista Corp. would have an immediate obligation to reimburse the bank that issued the letter of credit.

AVISTA CORPORATION

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of June 30, 2024, the Company was in compliance with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in June 2028. There were no borrowings or letters of credit outstanding under this agreement as of June 30, 2024 and December 31, 2023. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of "consolidated total debt at AEL&P" to "consolidated total capitalization at AEL&P," including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of June 30, 2024, AEL&P was in compliance with this covenant.

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

In connection with the pricing of the Forsyth bonds in March 2024, the Company cash-settled two interest rate swap derivatives (notional aggregate amount of $20.0 million) and received a net amount of $4.4 million, which will be amortized as a component of interest expense over the life of the bonds. See Note 5 for a discussion of interest rate swap derivatives.

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

The distribution rates were as follows during the six months ended June 30, 2024 and the year ended December 31, 2023:

	June 30,	December 31,
	2024	2023
Low distribution rate	6.48%	5.64%
High distribution rate	6.51%	6.55%
Distribution rate at the end of the period	6.48%	6.51%

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

AVISTA CORPORATION

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100,000	$944,836	$1,100,000	$968,893
Long-term debt (Level 3)	1,533,700	1,181,680	1,450,000	1,166,512
Snettisham finance lease obligation (Level 3)	40,795	36,900	42,495	39,600
Long-term debt to affiliated trusts (Level 3)	51,547	46,284	51,547	46,098

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 58.82 percent to 105.84 percent of the principal amount, where 100.0 percent of the principal amount (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation fair value is determined using the Morgan Markets A Ex-Fin discount rate as published on June 30, 2024 and December 31, 2023.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
June 30, 2024
Assets:
Energy commodity derivatives	$—	$17,656	$—	$(12,929)	$4,727
Interest rate swap derivatives	—	483	—	—	483
Equity Investments	—	—	50,357	—	50,357
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	995	—	—	—	995
Equity securities (3)	7,362	—	—	—	7,362
Total	$8,357	$18,139	$50,357	$(12,929)	$63,924
Liabilities:
Energy commodity derivatives (2)	$—	$61,279	$7,981	$(36,831)	$32,429
Total	$—	$61,279	$7,981	$(36,831)	$32,429
December 31, 2023
Assets:
Energy commodity derivatives (2)	$—	$30,954	$—	$(22,802)	$8,152
Foreign currency exchange derivatives	—	2	—	—	2
Interest rate swap derivatives	—	3,667	—	—	3,667
Equity Investments	—	—	50,254	—	50,254
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	1,117	—	—	—	1,117
Equity securities (3)	6,524	—	—	—	6,524
Total	$7,641	$34,623	$50,254	$(22,802)	$69,716
Liabilities:
Energy commodity derivatives (2)	$—	$91,844	$8,250	$(65,157)	$34,937
Interest rate swap derivatives	—	182	—	—	182
Total	$—	$92,026	$8,250	$(65,157)	$35,119
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

AVISTA CORPORATION

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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of June 30, 2024 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	June 30, 2024	Technique	Input	Average Price
Natural gas exchange agreement	$(7,981)	Internally derived weighted average cost of gas	Forward purchase prices	$1.86 - $2.34/mmBTU $2.05 Weighted Average
			Forward sales prices	$2.46 - $9.48/mmBTU $6.70 Weighted Average
			Purchase volumes	41,259 - 100,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

The valuation methods, significant inputs and resulting fair values described above were developed by the Company and are reviewed on at least a quarterly basis to ensure they provide a reasonable estimate of fair value each reporting period.

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

AVISTA CORPORATION

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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 equity investments as of June 30, 2024 (dollars in thousands):

	Fair Value at
	June 30, 2024	Valuation Technique	Unobservable Input	Range
Equity investments	$50,357	Market approach	Comparable enterprise values	$130,000-$388,600 $246,000 Average
			Time to liquidity event	1.75 years
		Discounted cash flows	Revenue market multiples	0.36x to 5.90x Revenue 1.95x Average
			Market exit reduction	50%
			Discount rate	25%
			Annual revenues	$14,000 - $245,000
			Terminal date	2027

AVISTA CORPORATION

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30 (dollars in thousands):

	Natural Gas Exchange Agreement (1)	Equity Investments	Total
Three Months Ended June 30, 2024:
Beginning balance	$(7,403)	$51,829	$44,426
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(906)	—	(906)
Recognized in net income	—	(1,472)	(1,472)
Purchases and debt conversions	—	—	—
Settlements	328	—	328
Ending balance as of June 30, 2024	$(7,981)	$50,357	$42,376
Three Months Ended June 30, 2023:
Beginning balance	$(11,062)	$51,014	$39,952
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(1,016)	—	(1,016)
Recognized in net income	—	(2,561)	(2,561)
Settlements	357	—	357
Ending balance as of June 30, 2023	$(11,721)	$48,453	$36,732
Six Months Ended June 30, 2024:
Beginning balance	$(8,250)	$50,254	$42,004
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(18)	—	(18)
Recognized in net income	—	(842)	(842)
Purchases and debt conversions	—	945	945
Settlements	287	—	287
Ending balance as of June 30, 2024	$(7,981)	$50,357	$42,376
Six Months Ended June 30, 2023:
Beginning balance	$(17,734)	$54,284	$36,550
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	5,767	—	5,767
Recognized in net income	—	(5,198)	(5,198)
Purchases and debt conversions	—	2,367	2,367
Settlements	246	—	246
Other	—	(3,000)	(3,000)
Ending balance as of June 30, 2023	$(11,721)	$48,453	$36,732
(1)
There were no purchases, issuances or transfers from other categories during the periods presented in the table above.

NOTE 12. COMMON STOCK

The Company issued shares of common stock for total net proceeds of $17.5 million and $17.6 million during the three and six months ended June 30, 2024, respectively. Most of these shares were issued in at-the-market transactions pursuant to the Company's sales agency agreements under which the Company may offer and sell new shares of common stock through its sales agents from time to time. Under these sales agency agreements, the Company issued 0.5 million shares during the three and six months ended June 30, 2024.

AVISTA CORPORATION

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $97 and $95, respectively	$366	$357

The following table details the reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended June 30,		Six months ended June 30,
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2024	2023	2024	2023
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (1)	$(137)	$(140)	$(277)	$(280)
Amortization of net loss (1)	657	1,177	1,538	2,549
Adjustment due to effects of regulation (1)	(520)	(1,061)	(1,272)	(2,316)
Total before tax (2)	—	(24)	(11)	(47)
Tax expense (2)	—	5	2	10
Net of tax (2)	$—	$(19)	$(9)	$(37)
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

NOTE 14. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$22,858	$17,484	$94,353	$72,329
Denominator:
Weighted-average number of common shares outstanding-basic	78,390	75,983	78,276	75,576
Effect of dilutive securities:
Performance and restricted stock awards	66	148	57	127
Weighted-average number of common shares outstanding-diluted	78,456	76,131	78,333	75,703
Earnings per common share:
Basic	$0.29	$0.23	$1.20	$0.96
Diluted	$0.29	$0.23	$1.20	$0.96

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

The current agreement includes a clause to negotiate wages in effect for the last year of the agreement. On July 31, 2024, the IBEW voted to approve new wages for 2024 and 2025, with wages for 2024 effective retroactively to March 26, 2024 and wages for 2025 taking effect on January 1, 2025.

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

The lawsuits were filed in the Superior Court of Ferry County, Washington, and is scheduled for trial on July 7, 2025. The Company continues to vigorously defend itself in the litigation. However, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Road 11 Fire

In April 2022, Avista Corp. received a notice of claim from property owners seeking damages of $5 million in connection with a fire that occurred in Douglas County, Washington, in July 2020. In June 2022, those claimants filed suit in the Superior Court of Douglas County, Washington, seeking unspecified damages. The fire, which was designated as the “Road 11 Fire,” occurred in the vicinity of an Avista Corp. 115kv line, resulting in damage to three overhead transmission structures. The fire occurred during a high wind event and grew to 10,000 acres before being contained. In June 2024, the parties reached an agreement to settle the matter for $0.1 million which will result in dismissal of the lawsuit with prejudice.

Labor Day 2020 Windstorm/ Babb Road Fire

In September 2020, a severe windstorm occurred in eastern Washington and northern Idaho. The extreme weather event resulted in customer outages and multiple wildfires in the region, including the Babb Road Fire, which occurred near the town of Malden, Washington. The Babb Road Fire covered approximately 15,000 acres and destroyed approximately 220 structures. There are no reports of personal injury or death resulting from the fire.

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

AVISTA CORPORATION

•
the tree showed some evidence of insect damage, a small area of scarring where a lateral branch/leader (LBL) had broken off in the past, and some past signs of Gall Rust disease.

The DNR report concluded that: “because of the unusual configuration of the tree, and its proximity to the powerline, a closer inspection was warranted. A nearer inspection of the tree should have revealed the cut LBL ends and its previous failure, and necessitated determination of the failure potential of the adjacent LBL, implicated in starting the Babb Road Fire.”

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

Eleven lawsuits have been filed in connection with the Babb Road fire. Asplundh Tree Company and CN Utility Consulting, which both perform vegetation management services as independent contractors to the Company, are also named as defendants in each of the lawsuits. The lawsuits include six subrogation actions filed by 51 insurance companies seeking to recover approximately $23 million purportedly paid to insureds to date; and five actions on behalf of 128 individual plaintiffs seeking unspecified damages, one of which was originally filed as a class action lawsuit on behalf of three putative individual plaintiffs but which has since been amended to assert direct claims on behalf of the named plaintiffs. In the course of discovery, 29 individual plaintiffs have provided economic damage estimates, claiming total economic losses of approximately $5.1 million, of which approximately $2.4 million is covered by insurance or other forms of reimbursement. These plaintiffs may also seek as-yet unspecified non-economic damages (pain and suffering and emotional distress). The Company does not believe non-economic damages are applicable in this case and plans to dispute such claims.

All proceedings, except for one action filed on September 1, 2023 on behalf of three individual plaintiffs (the "Widman Action") have been consolidated in the Superior Court of Spokane County Washington under the lead action Blakeley v. Avista Corporation et al., and variously assert causes of action for negligence, private nuisance, and trespass (the "Blakeley Proceeding").

In November 2023, all parties to the Blakeley Proceeding agreed to a stipulated order, which was presented to and entered by the Superior Court of Spokane County, Washington. The order consolidates the Blakeley Proceeding for trial (in addition to discovery and pre-trial proceedings) and bifurcates the trial into liability and damages phases, such that the initial trial in the case will focus solely on whether the defendants are legally responsible for the Babb Road Fire. A trial date on the liability phase has been set for May 5, 2025. The Widman Action is set for trial on October 6, 2025.

In addition, the stipulated order relating to the Blakeley Proceeding memorializes the plaintiffs' agreement to voluntarily dismiss all claims asserting inverse condemnation as a theory of liability, without prejudice to their ability to seek permission from the Court to refile those claims at a later date if they can show good cause to do so. The Widman Action does not include claims for inverse condemnation. The parties to the Blakeley Proceeding agreed to a preliminary mediation no later than 60 days prior to the liability trial, and, if there is a trial following that mediation and if the jury returns a verdict in the plaintiffs' favor in the liability trial, a second mediation within 90 days following the verdict focusing on damages. Finally, the plaintiffs agreed to complete a damages questionnaire identifying all claimed damages being sought in connection with the litigation.

In June 2024, a motion was filed in one of the individual actions (the "VanDyke Action") to add three additional plaintiffs. Although the statute of limitations for new claims has passed, the plaintiffs intend to argue that the addition of new plaintiffs is timely because the lawsuit was initially pled as a class action. Alternatively, the three new plaintiffs will ask the Court to be added as plaintiffs in the case with a claim for inverse condemnation, which carries a longer statute of limitations. The Company intends to contest the addition of any new plaintiffs to the action.

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

The co-owners of Colstrip Units 3 and 4 have differing needs for the generating capacity of these units. Accordingly, certain business disagreements have arisen among the co-owners, including, disagreements as to the requirements for shutting down these units. NorthWestern has initiated arbitration pursuant to the O&O Agreement to resolve these business disagreements, and two actions have been initiated to compel arbitration of those disputes: one by Talen in the Montana Thirteenth Judicial District Court for Yellowstone County, and one by the Western Co-Owners, which is pending in Montana Federal District Court. In light of the ownership transfer agreements, the Colstrip owners agreed to stay both the litigation and the arbitration through March 2024. On April 1, 2024, the agreement to stay lapsed and the parties are now in the process of reengaging in arbitration discussions. An arbitration date has not yet been scheduled. The Company cannot predict the ultimate outcome of the arbitration process.

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

Under the agreement, the Company will remain obligated through the close of the transaction to pay its share of (i) operating expenses, (ii) capital expenditures, but not in excess of the portion allocable pro rata to the portion of useful life (through 2030) expired through the close of the transaction, and (iii) site remediation expenses except certain costs relating to post closing activities.

AVISTA CORPORATION

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

Agreement Between PSE and NorthWestern

In July 2024, PSE entered into an agreement with NorthWestern under which, PSE will transfer its 25 percent ownership in Colstrip Units 3 and 4 to NorthWestern. There is no monetary exchange included in the transaction. The transaction is scheduled to close on December 31, 2025.

Burnett et al. v. Talen et al.

Multiple property owners initiated a legal proceeding (titled Burnett et al. v. Talen et al.) in the Montana District Court for Rosebud County against Talen, PSE, PacifiCorp, PGE, Avista Corp., NorthWestern, and Westmoreland Rosebud Mining. The plaintiffs allege a failure to contain coal dust in connection with the operation of Colstrip, and seek unspecified damages. The Colstrip Owners reached a settlement with one of the litigants, Richard Burnett, for an amount of less than $0.1 million. The settlement does not involve or implicate the claims of any other litigants. The Company will vigorously defend itself in the litigation, but at this time is unable to predict the outcome, nor an amount or range of potential impact in the event of an outcome adverse to the Company’s interests.

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended June 30, 2024:
Operating revenues	$390,814	$11,218	$402,032	$40	$—	$402,072
Resource costs	143,125	1,201	144,326	—	—	144,326
Other operating expenses	105,532	4,059	109,591	358	—	109,949
Depreciation and amortization	64,973	2,856	67,829	2	—	67,831
Income (loss) from operations	51,752	2,824	54,576	(320)	—	54,256
Interest expense (2)	35,035	1,415	36,450	642	(512)	36,580
Income tax expense (benefit)	714	374	1,088	(593)	—	495
Net income (loss)	23,935	1,109	25,044	(2,186)	—	22,858
Capital expenditures (3)	127,916	4,582	132,498	—	—	132,498
For the three months ended June 30, 2023:
Operating revenues	$368,604	$11,194	$379,798	$139	$—	$379,937
Resource costs	140,017	1,227	141,244	—	—	141,244
Other operating expenses	99,276	3,795	103,071	749	—	103,820
Depreciation and amortization	63,419	2,729	66,148	—	—	66,148
Income (loss) from operations	41,257	3,161	44,418	(610)	—	43,808
Interest expense (2)	34,044	1,452	35,496	448	(318)	35,626
Income tax expense (benefit)	(5,556)	473	(5,083)	(727)	—	(5,810)
Net income (loss)	18,810	1,359	20,169	(2,685)	—	17,484
Capital expenditures (3)	121,834	4,422	126,256	—	—	126,256
For the six months ended June 30, 2024:
Operating revenues	$985,750	$25,676	$1,011,426	$62	$—	$1,011,488
Resource costs	435,633	1,810	437,443	—	—	437,443
Other operating expenses	212,847	7,993	220,840	674	—	221,514
Depreciation and amortization	130,058	5,698	135,756	5	—	135,761
Income (loss) from operations	146,389	9,600	155,989	(617)	—	155,372
Interest expense (2)	71,066	2,815	73,881	1,212	(952)	74,141
Income tax expense (benefit)	1,514	1,861	3,375	(574)	—	2,801
Net income (loss)	91,443	5,020	96,463	(2,110)	—	94,353
Capital expenditures (3)	245,160	6,047	251,207	—	—	251,207
For the six months ended June 30, 2023:
Operating revenues	$828,746	$25,557	$854,303	$265	$—	$854,568
Resource costs	332,154	2,018	334,172	—	—	334,172
Other operating expenses	200,665	7,384	208,049	1,760	—	209,809
Depreciation and amortization	125,883	5,453	131,336	31	—	131,367
Income (loss) from operations	111,816	10,119	121,935	(1,526)	—	120,409
Interest expense (2)	68,118	2,904	71,022	795	(536)	71,281
Income tax expense (benefit)	(13,504)	2,012	(11,492)	(946)	—	(12,438)
Net income (loss)	70,437	5,401	75,838	(3,509)	—	72,329
Capital expenditures (3)	219,598	7,148	226,746	3	—	226,749
Total Assets:
As of June 30, 2024:	$7,240,803	$273,961	$7,514,764	$194,145	$(25,139)	$7,683,770
As of December 31, 2023:	$7,262,704	$269,683	$7,532,387	$191,665	$(21,575)	$7,702,477
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of June 30, 2024, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 6, 2024

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

Business Segments

Our business segments have not changed during the six months ended June 30, 2024. See the 2023 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income (loss) for each of our business segments (and the other businesses) for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Avista Utilities	$23,935	$18,810	$91,443	$70,437
AEL&P	1,109	1,359	5,020	5,401
Other	(2,186)	(2,685)	(2,110)	(3,509)
Net income	$22,858	$17,484	$94,353	$72,329

Executive Overview

Overall Results

Net income for the three and six months ended June 30, 2024 increased compared to the three and six months ended June 30, 2023, primarily due to the effects of general rate cases and the quarterly distribution of fewer tax customer credits to annual income taxes in 2024, as compared to 2023. These increases in earnings were partially offset by increased operating expenses and depreciation and amortization expense.

More detailed explanations of the fluctuations in revenues and expenses are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this summary.

Severe Weather; Resource Adequacy

Extreme weather events, both in summer and winter, are becoming more frequent and more severe. These events have resulted in system load peaks that were higher than anticipated and, at certain times, higher than the capacity available at the time from resources owned by us or under firm contract. These unplanned capacity deficits are exacerbated by weather and other factors that reduce the availability of generating facilities, particularly hydroelectric and other renewable resources. Historically, we have been able to meet peak demand with short-term purchases of energy in the wholesale market. However, these weather events have highlighted the growing need for additional generating capacity both on our system and in the Pacific Northwest region. Accordingly, we are taking the increased peaks in demand into account as we consider our resource adequacy and generation requirements. In addition, the transition to clean energy (including the replacement of emitting facilities with non-emitting facilities, which are impacted by conditions outside of our control), electrification and other increasing needs for electric energy also factor into the analysis of the need for additional generation. As a result, we expect additional generating capacity will be needed earlier than reflected in our 2023 integrated resource plan. We are in the process of evaluating potential acceleration of our generation additions as compared to our most recent integrated resource plan filed in June 2023. A draft preferred resource plan will be submitted to the WUTC and IPUC in September 2024, and the final integrated resource plan will be filed in January 2025.

AVISTA CORPORATION

2024 Hydroelectric Generation and Snowpack Conditions

During the first half of 2024, our region experienced low precipitation, resulting in low snowpack levels and streamflows when compared to historical averages. This had a negative impact on our hydroelectric generation resources during the first half of the year and will continue to negatively impact hydroelectric generation for the remainder of the year. Expected lower hydroelectric generation increased net power supply costs and resulted in us absorbing additional costs under the ERM in Washington. In the six months ended June 30, 2024, we had a $4.7 million pre-tax expense under the ERM in Washington. We expect to absorb additional costs under the ERM in the second half of 2024.

Washington Climate Commitment Act (CCA)

Effective January 1, 2023, the CCA went into effect in the State of Washington, requiring us to secure carbon allowances to cover our carbon emissions over a certain amount each year. Costs associated with the CCA are being deferred and are included in Washington natural gas customer rates starting in April 2024. The resulting aggregate increase to customer bills was approximately 3.7 percent, and impacts customers differently based on revenue class, income level, and meter connection date. See "Environmental Issues and Contingencies" within our Form 10-K for 2023 for further discussion of the CCA and expected impacts on our financial results.

Regulatory Lag

Regulatory “lag” is inherent in utility ratemaking; a result of the delay between the investment in utility plant and/or the increase in costs and the receipt of an order of a public utility commission authorizing an increase in rates sufficient to recover such investment or costs. Regulatory lag can be mitigated to some extent by the incorporation of reasonably expected forward-looking information into an authorization of increased rates. However, there is no protection against unexpected inflation and increased interest rates, as experienced in 2022 and 2023. While we believe our recent general rate settlements are helpful, some increases in our costs will have to be addressed in future rate cases, including our 2024 Washington general rate cases. See “Regulatory Matters” for additional discussion of the general rate cases.

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

AVISTA CORPORATION

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

In the second year of the proposed electric multi-year rate plan, in compliance with Washington’s CETA, we have removed from customers’ rates the costs associated with Colstrip.

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

The cases are continuing through the normal regulatory process, which involves several rounds of testimony and an evidentiary hearing. These subsequent filings could potentially reflect changes in our originally-requested revenues, due to updates to power supply costs for more current market pricing, among other items. The WUTC has up to eleven months to review the general rate case filings and issue a decision, which is expected in December 2024.

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

Oregon General Rate Case

2023 General Rate Case

In March 2023, we filed a natural gas general rate case with the OPUC. In October 2023, the OPUC approved the all party settlement agreement filed in August 2023. The approved rates are designed to increase annual base natural gas revenues by $7.2 million, or 9.4 percent effective January 1, 2024. The OPUC approved an ROR of 7.24 percent, a common equity ratio of 50 percent, and an ROE of 9.5 percent.

2024 General Rate Case

We expect to file a natural gas general rate case with the OPUC in the fourth quarter of 2024.

AVISTA CORPORATION

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

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to customers with little to no change in utility margin (operating revenues less resource costs) or net income. In Washington and Idaho, all costs under the PGAs are passed through to customers. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply to the extent not hedged. Total net deferred natural gas costs among all jurisdictions were liabilities of $1.0 million as of June 30, 2024 and assets of $51.4 million as of December 31, 2023.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used in Washington to track certain differences between actual power supply costs, net of the margin on wholesale sales of energy and sales of fuel, and the amount included in base retail rates for our customers. See the 2023 Form 10-K for a full discussion of the mechanics of the ERM and the various customer/Company sharing bands. Total net deferred power costs under the ERM were assets of $30.3 million and $37.6 million as of June 30, 2024 and December 31, 2023, respectively. These deferred power cost balances represent amounts due from customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in either the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to return the balance to customers or recover the balance from customers, as the case may be. As of June 30, 2024, $17.4 million of the $30.3 million is still being recovered through a rate surcharge to customers over a two-year period, effective July 1, 2023, as approved by the WUTC.

The PCA mechanism in Idaho allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference (positive or negative) between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a liability of $2.7 million and an asset of $7.6 million as of June 30, 2024 and December 31, 2023, respectively.

Decoupling Mechanisms

Decoupling (also known as an FCA in Idaho) is a mechanism designed to sever the link between a utility's revenues and consumers' energy usage. In each of our jurisdictions, electric and natural gas revenues from residential and certain commercial customers are adjusted so as to be based on the number of customers and assumed "normal" kilowatt hour and therm sales, rather than being based on actual kilowatt hour and therm sales. The difference between revenues based on the number of customers and "normal" sales and revenues based on actual usage is deferred and either surcharged or rebated to customers beginning in the following year. See the 2023 Form 10-K for a discussion of the mechanisms in each jurisdiction.

Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $3.8 million as of June 30, 2024 and regulatory liabilities of $14.9 million as of December 31, 2023. Decoupling regulatory assets represent amounts due from customers. Decoupling regulatory liabilities represent amounts due to customers.

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

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The following graph shows the total change in net income for the second quarter of 2024 compared to the second quarter of 2023, as well as the various factors that caused such change (dollars in millions):

Electric utility revenues increased as a result of the effects of general rate cases, and the ERM surcharge to customers partially offset by decreased wholesale sales as part of our resource optimization activities. Natural gas utility revenues increased primarily due to increased retail revenues.

Utility resource costs increased primarily due to increased natural gas and electric costs deferred in prior periods that are being amortized in 2024. These were partially offset by a decrease in natural gas deferrals in the current period and a decrease in fuel for generation.

Utility operating expenses increased due to increased thermal generation costs, vegetation management, legal and employee medical expenses, as well as increased amortizations of previously deferred wildfire mitigation costs now included in customer rates (resulting in no impact to net income).

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax was an expense in the second quarter of 2024, compared to a benefit in the second quarter of 2023. The change is primarily due to the decrease in tax customer credits which offset a portion of the bill impact of rate increases included in our prior general rate cases. This decrease in tax customer credits was partially offset by the timing impact of spreading these fewer available credits over the year as a percentage of pre-tax income based on the estimated annual effective tax rate. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

AVISTA CORPORATION

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The following graph shows the total change in net income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as well as the various factors that caused such change (dollars in millions):

Electric utility revenues increased as a result of the effects of general rate cases, the ERM surcharge to customers, and increased wholesale sales and sales of fuel as part of our resource optimization activities. Natural gas utility revenues increased primarily due to increased wholesale revenues.

Electric utility resource costs increased primarily due to increased purchased power and fuel for generation, as well as increased power supply costs deferred in prior periods that are being amortized in 2024. Natural gas utility resource costs increased due to an increase in net amortizations of previously deferred costs. The increased net amortizations was partially offset by decreased purchased natural gas costs.

Utility operating expenses increased due to increased thermal generation costs, vegetation management, legal and employee medical expenses, as well as increased amortizations of previously deferred wildfire mitigation costs now included in customer rates (resulting in no impact to net income).

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax was an expense in the first half of 2024, compared to a benefit in the first half of 2023. The change is primarily due to the decrease in tax customer credits offsetting the bill impact of rate increases included in our prior general rate cases. This decrease in tax customer credits was partially offset by the timing impact of spreading these fewer available credits over the year as a percentage of pre-tax income based on the estimated annual effective tax rate. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

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

AVISTA CORPORATION

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

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Utility Operating Revenues

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended June 30, 2024 and 2023:

	Electric Customers		Natural Gas Customers
	2024	2023	2024	2023
Residential	369,978	365,537	342,691	340,506
Commercial	45,703	45,438	37,306	37,129
Interruptible	—	—	51	50
Industrial	1,177	1,193	184	186
Public street and highway lighting	763	689	—	—
Total retail customers	417,621	412,857	380,232	377,871

AVISTA CORPORATION

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30, 2024 and 2023 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $1.2 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the three months ended June 30 (dollars in thousands):

	Electric Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$8,336	$476
Amortization of prior year decoupling deferrals (b)	5,438	1,755
Total electric decoupling revenue	$13,774	$2,231
(a)
Positive amounts are increases in decoupling revenue in the current year due to lower customer usage and will be surcharged to customers in future years. Negative amounts are decreases in decoupling revenue in the current year due to higher customer usage and will be rebated to customers in future years.
(b)
Positive amounts are increases in decoupling revenue in the current year and are related to the amortization of rebate balances that resulted in prior years due to higher customer usage and are being refunded to customers (causing a corresponding decrease in retail revenue from customers) in the current year. Negative amounts are decreases in decoupling revenue in the current year and are related to the amortization of surcharge balances that resulted in prior years due to lower customer usage and are being surcharged to customers (causing a corresponding increase in retail revenue from customers) in the current year.

Total electric revenues increased $6.3 million for the second quarter of 2024 as compared to the second quarter of 2023. The primary changes that occurred during the period were as follows:

•
A $12.7 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $23.1 million), partially offset by a decrease in MWhs sold (decreased revenues by $10.4 million).
o
Retail rates increased mainly due to the effects of our general rate cases. The ERM surcharge to customers that commenced in July 2023 also increased retail rates.
o
Retail sales volumes decreased primarily due to decreased use by our residential and commercial customers. Compared to the second quarter of 2023, residential use per customer decreased 7 percent and commercial use per customer decreased 4 percent primarily due to milder weather and decreased cooling loads. The decrease in use per customer was partially offset by customer growth.
•
A $22.7 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $11.9 million), and a decrease in sales prices (decreased revenues $10.8 million). The change in volumes was due to fewer opportunities to optimize our generation assets based on market conditions.
•
An $11.5 million increase in electric decoupling revenue, resulting mostly from increased current year deferrals (due to lower use per customer), as well as increased amortization of prior year rebate balances.
•
A $5.2 million increase in other electric revenues primarily from increased REC revenue, as well as increased transmission revenue.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended June 30, 2024 and 2023 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $1.4 million and $6.0 million for the three months ended June 30, 2024 and 2023, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the three months ended June 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$2,726	$4,661
Amortization of prior year decoupling deferrals (b)	(329)	(1,380)
Total natural gas decoupling revenue	$2,397	$3,281
(a)
Positive amounts are increases in decoupling revenue in the current year due to lower customer usage and will be surcharged to customers in future years. Negative amounts are decreases in decoupling revenue in the current year due to higher customer usage and will be rebated to customers in future years.
(b)
Positive amounts are increases in decoupling revenue in the current year and are related to the amortization of rebate balances that resulted in prior years due to higher customer usage and are being refunded to customers (causing a corresponding decrease in retail revenue from customers) in the current year. Negative amounts are decreases in decoupling revenue in the current year and are related to the amortization of surcharge balances that resulted in prior years due to lower customer usage and are being surcharged to customers (causing a corresponding increase in retail revenue from customers) in the current year.

Total natural gas revenues increased $10.5 million for the second quarter of 2024 as compared to the second quarter of 2023. The primary changes that occurred during the period were as follows:

•
A $9.3 million increase in natural gas retail revenues (including industrial, which is included in other) due to increased sales volumes (increased revenues $4.3 million), and higher retail rates (increased revenues $5.0 million). The increase in sales volumes was primarily due to increased residential and commercial usage, resulting from slightly higher heating degree days in the beginning of the second quarter. Compared to the second quarter of 2023, residential use per customer increased 4 percent, and commercial firm use per customer increased 7 percent primarily due to colder weather. Retail rates increased mainly due to the effects of our general rate cases and rate increases associated with the CCA.
•
A $2.3 million decrease in wholesale natural gas revenues, due to decreased optimization opportunities.
•
A $0.8 million decrease in natural gas decoupling revenue primarily due to current year surcharges to residential customers being lower than the prior year. This was partially offset by a decrease in amortization of prior year surcharge balances.
•
A $3.4 million increase in other gas revenues primarily due to amortizations of previously deferred CCA revenues, which began April 1, 2024.

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the three months ended June 30, 2024 and 2023 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $1.4 million and $6.0 million for the three months ended June 30, 2024 and 2023, respectively.

Total electric resource costs decreased $9.2 million for the second quarter of 2024 as compared to the second quarter of 2023. The primary changes that occurred during the period were as follows:

•
A $1.2 million decrease in power purchased due to a decrease in the volume of power purchases (decreased costs $7.7 million), partially offset by an increase in wholesale prices (increased costs $6.5 million).
•
A $10.0 million decrease in fuel for generation. This was due to a decrease in fuel prices, as well as a decrease in thermal generation during the second quarter, resulting from a decrease in retail and wholesale sales volumes.
•
A $3.6 million decrease in other fuel costs. These costs represent fuel and the related derivative instruments purchased for generation which were later sold when conditions indicated it was more economical to sell the fuel as part of the resource optimization process. When the fuel is sold either physically or through a derivative instrument, that revenue is included in sales of fuel.
•
A $5.6 million increase in other electric resource costs, related to an increase in amortization of previously deferred costs, partially offset by a decrease in deferred current year power supply costs.

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for the three months ended June 30, 2024 and 2023 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $1.2 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively.

Total natural gas resource costs increased $6.9 million for the second quarter of 2024 as compared to the second quarter of 2023 primarily due to a decrease in deferred costs during the period, as well as an increase in amortization of previously deferred costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$289,473	$283,130	$103,950	$93,529	$(2,609)	$(8,055)	$390,814	$368,604
Resource costs	91,033	100,291	54,701	47,781	(2,609)	(8,055)	143,125	140,017
Utility margin	$198,440	$182,839	$49,249	$45,748	$—	$—	$247,689	$228,587

Electric utility margin increased $15.6 million and natural gas utility margin increased $3.5 million, primarily due to the effects of our general rate cases.

In the second quarter of 2024, we had a $1.3 million pre-tax benefit under the ERM in Washington, compared to a $1.0 million pre-tax benefit for the second quarter of 2023.

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

AVISTA CORPORATION

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Utility Operating Revenues

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the six months ended June 30, 2024 and 2023:

	Electric Customers		Natural Gas Customers
	2024	2023	2024	2023
Residential	369,616	365,040	342,657	340,073
Commercial	45,923	45,224	37,415	37,101
Interruptible	—	—	51	50
Industrial	1,182	1,189	185	186
Public street and highway lighting	733	688	—	—
Total retail customers	417,454	412,141	380,308	377,410

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30, 2024 and 2023 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $3.1 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the six months ended June 30 (dollars in thousands):

	Electric Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$2,173	$(2,046)
Amortization of prior year decoupling deferrals (b)	13,655	4,478
Total electric decoupling revenue	$15,828	$2,432
(a)
Positive amounts are increases in decoupling revenue in the current year due to lower customer usage and will be surcharged to customers in future years. Negative amounts are decreases in decoupling revenue in the current year due to higher customer usage and will be rebated to customers in future years.
(b)
Positive amounts are increases in decoupling revenue in the current year and are related to the amortization of rebate balances that resulted in prior years due to higher customer usage and are being refunded to customers (causing a corresponding decrease in retail revenue from customers) in the current year. Negative amounts are decreases in decoupling revenue in the current year and are related to the amortization of surcharge balances that resulted in prior years due to lower customer usage and are being surcharged to customers (causing a corresponding increase in retail revenue from customers) in the current year.

Total electric revenues increased $115.9 million for the first half of 2024 as compared to the first half of 2023. The primary changes that occurred during the period were as follows:

•
A $46.5 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $49.8 million), partially offset by a decrease in MWhs sold (decreased revenues by $3.3 million).
o
Retail rates increased mainly due to the effects of our general rate cases. The ERM surcharge to customers that commenced in July 2023 also increased retail rates.
o
Retail sales volumes decreased primarily due to decreased use by our industrial customers.
•
A $12.7 million increase in wholesale electric revenues due to an increase in sales volumes (increased revenues $13.5 million), partially offset by a decrease in sales prices (decreased revenues $0.8 million). The change in volumes was due to increased opportunities to optimize our generation assets based on market conditions.

AVISTA CORPORATION

•
A $37.1 million increase in sales of fuel as part of thermal generation resource optimization activities, including associated financial hedging activities, which includes net losses on derivative instruments resulting from commodity price volatility early in 2023.
•
A $13.4 million increase in electric decoupling revenue, resulting from amortization of larger prior year rebate balances. In addition, there were larger surcharge balances for the current year, as compared to the first half of 2023, resulting from lower usage from residential customers compared to the prior year.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the six months ended June 30, 2024 and 2023 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $5.4 million and $12.3 million for the six months ended June 30, 2024 and 2023, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the six months ended June 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$4,445	$(10,501)
Amortization of prior year decoupling deferrals (b)	(1,219)	(5,457)
Total natural gas decoupling revenue	$3,226	$(15,958)
(a)
Positive amounts are increases in decoupling revenue in the current year due to lower customer usage and will be surcharged to customers in future years. Negative amounts are decreases in decoupling revenue in the current year due to higher customer usage and will be rebated to customers in future years.
(b)
Positive amounts are increases in decoupling revenue in the current year and are related to the amortization of rebate balances that resulted in prior years due to higher customer usage and are being refunded to customers (causing a corresponding decrease in retail revenue from customers) in the current year. Negative amounts are decreases in decoupling revenue in the current year and are related to the amortization of surcharge balances that resulted in prior years due to lower customer usage and are being surcharged to customers (causing a corresponding increase in retail revenue from customers) in the current year.

Total natural gas revenues increased $34.0 million for the first half of 2024 as compared to the first half of 2023. The primary changes that occurred during the period were as follows:

•
A $4.4 million decrease in natural gas retail revenues (including industrial, which is included in other) due to decreased sales volumes (decreased revenues $10.5 million), partially offset by higher retail rates (increased revenues $6.1 million)
o
Retail rates increased mainly due to the effects of our general rate cases and rate increases associated with the CCA.
o
Retail natural gas sales volumes decreased primarily due to decreased use by all our customer classes, partially offset by customer growth. Compared to the first half of 2023, residential use per customer decreased 5 percent, commercial use per customer decreased 2 percent and industrial use per customer decreased 10 percent due to warmer weather and decreased heating loads.
•
A $14.9 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $18.5 million), partially offset by a decrease in sales volumes (decreased revenues $3.6 million). The increase in prices

AVISTA CORPORATION

includes the impact of financial losses associated with our hedging activities, which nets with our wholesale revenues. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
A $19.2 million increase in natural gas decoupling revenue primarily due to surcharge deferrals in the current year resulting from lower customer usage, compared to rebate deferrals in the prior year. There were also lower amortizations in the current year of prior year refunds, compared to the first half of 2023.

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the six months ended June 30, 2024 and 2023 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $5.4 million and $12.3 million for the six months ended June 30, 2024 and 2023, respectively.

Total electric resource costs increased $72.5 million for the first half of 2024 as compared to the first half of 2023. The primary changes that occurred during the period were as follows:

•
A $31.8 million increase in purchased power costs due to an increase in wholesale prices (increased costs $34.2 million), partially offset by a decrease in the volume of power purchases (decreased costs $2.4 million). In mid-January 2024, our service territory experienced much colder than normal weather, requiring purchases at a time when wholesale prices were substantially elevated due to capacity constraints in our region.
•
A $14.2 million increase in fuel for generation primarily due to financial gains recognized in the first quarter of 2023 associated with our hedging activities, which net with our physical purchases, as well as increased thermal generation as compared to the prior year, because of higher sales volumes (retail and wholesale activities combined).
•
A $26.5 million increase in other electric resource costs related to an increase in amortization of previously deferred costs, as well as an increase in deferrals related to current year power supply costs.

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for the six months ended June 30, 2024 and 2023 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $3.1 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively.

Total natural gas resource costs increased $24.0 million for the first half of 2024 as compared to the first half of 2023 primarily due to the following:

•
A $61.9 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $54.6 million), and a decrease in volumes (decreased costs $7.3 million). The decrease in the price of natural gas occurred primarily in the first quarter of 2024 due to milder weather (other than a specific January cold event).
•
A $85.9 million increase in other primarily related to a decrease in deferred costs during the period, as well as an increase in amortization of previously deferred costs. Deferred costs decreased during the period due to lower natural gas prices, mainly in the first quarter of 2024.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$656,367	$540,427	$337,857	$303,919	$(8,474)	$(15,600)	$985,750	$828,746
Resource costs	257,387	185,035	186,720	162,719	(8,474)	(15,600)	435,633	332,154
Utility margin	$398,980	$355,392	$151,137	$141,200	$—	$—	$550,117	$496,592

Electric utility margin increased $43.6 million and natural gas utility margin increased $9.9 million, primarily due to the effects of general rate cases.

In the first half of 2024, we had a $4.7 million pre-tax expense under the ERM in Washington, compared to a $6.5 million pre-tax expense for the first half of 2023.

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

Results of Operations - Alaska Electric Light and Power Company

Net income for AEL&P was $1.1 million for the three months ended June 30, 2024 and $1.4 million for the three months ended June 30, 2023. For the first half of 2024, net income was $5.0 million, compared to $5.4 million in 2023. The decrease in net income resulted from increased operating expenses.

Results of Operations - Other Businesses

Our other businesses had a net loss of $2.2 million for the three months ended June 30, 2024 compared to a net loss of $2.7 million for the three months ended June 30, 2023. Net losses were $2.1 million for the first half of 2024, compared to a net loss of $3.5 million in 2023.

The fluctuation in results is primarily related to lower net investment losses due to changes in fair value and recognizing our portion of equity investment losses.

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

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the six months ended June 30, 2024. See the 2023 Form 10-K for further discussion.

As of June 30, 2024, we had $250.9 million of available liquidity under the Avista Corp. committed line of credit, $43.5 million of available liquidity under our letter of credit facility, and $25.0 million under the AEL&P committed line of credit. With our existing credit facilities and the expected issuances of common stock within the next year, we believe we have adequate liquidity to meet our needs for the next 12 months.

In April 2024, we closed on the remarketing of $66.7 million and $17.0 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds due in 2032 and 2034, respectively. The proceeds from the remarketing of these bonds were used to repay borrowings under our committed line of credit.

Review of Condensed Consolidated Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $317.0 million for the six months ended June 30, 2024, compared to $269.6 million for the six months ended June 30, 2023. Contributing to the increase are power and natural gas deferrals being amortized and recovered from customers in the first half of 2024, compared to large deferrals in 2023. The net impact of these deferrals on operating cash flows was a $106.2 million increase in 2024 compared to 2023. The change in accounts payable balances during the period also contributed $62.2 million to the increased operating cash flows, as there were large balances paid during the first half of 2023 associated with elevated commodity prices at the end of 2022. These increases were partially offset by a $98.1 million decrease in collateral returned

AVISTA CORPORATION

related to our derivative instruments and a $52.0 million decrease related to the change in accounts receivable, both of which were also impacted by elevated commodity prices at the end of 2022.

Investing Activities

Net cash used in investing activities was $254.1 million for the six months ended June 30, 2024, compared to $234.1 million for the six months ended June 30, 2023. We paid $251.2 million for utility capital expenditures in 2024, compared to $226.7 million in 2023.

Financing Activities

Net cash used in financing activities was $83.2 million for the six months ended June 30, 2024, compared to financing activities of $33.2 million for the six months ended June 30, 2023. In the first half of 2024, we issued $83.7 million of long-term debt, compared to $250.0 million in the first half of 2023. We also decreased our short-term borrowings by $105.0 million in the six months ended June 30, 2024, compared to $260.0 million in the six months ended June 30, 2023. In addition, we issued $17.6 million of common stock and paid $75.1 million in dividends in 2024, compared to issuing common stock of $59.5 million and paying $70.0 million in dividends in 2023.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$22,994	0.4%	$22,890	0.4%
Short-term borrowings	244,000	4.4%	349,000	6.3%
Long-term debt to affiliated trusts	51,547	0.9%	51,547	0.9%
Long-term debt and leases	2,700,562	48.7%	2,618,012	47.4%
Total debt	3,019,103	54.4%	3,041,449	55.0%
Total shareholders’ equity	2,527,239	45.6%	2,485,323	45.0%
Total	$5,546,342	100.0%	$5,526,772	100.0%

Our shareholders’ equity increased $41.9 million during the first half of 2024 primarily due to net income and the issuance of common stock, which was partially offset by dividends paid.

Short Term Borrowings

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $500 million and an expiration date of June 2028, with the option to extend for an additional one year period (subject to customary conditions).

We also have a continuing letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

In December 2022, we entered into a revolving credit agreement in the amount of $100 million, which was terminated in June 2023.

The following table summarizes the balances outstanding and available liquidity as of June 30, 2024 (dollars in thousands):

	Amount of Facility	Borrowings Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of Credit expiring June 2028	$500,000	$244,000	$5,100	$250,900
Letter of Credit Facility	50,000	N/A	6,500	43,500
Total	$550,000	$244,000	$11,600	$294,400
(1)
Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

AVISTA CORPORATION

The Avista Corp. credit facilities contain customary covenant and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of June 30, 2024, we were in compliance with this covenant with a ratio of 54.4 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the six months ended June 30 (dollars in thousands):

	2024	2023
$500 million line of credit, expiring June 2028
Maximum balance outstanding during the period	$349,000	$334,500
Average balance outstanding during the period	259,824	259,202
Average interest rate during the period	6.46%	5.73%
Average interest rate at end of the period	6.55%	6.24%
$100 million line of credit, terminated June 2023
Maximum balance outstanding during the period (1)	N/A	15,000
Average balance outstanding during the period (1)	N/A	283
Average interest rate during the period (1)	N/A	7.75%

(1) Amounts for the period are through the termination date of June 8, 2023.

AEL&P

AEL&P has a $25.0 million committed line of credit that expires in June 2028. As of June 30, 2024, there was no balance outstanding under this committed line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of June 30, 2024, AEL&P was in compliance with this covenant with a ratio of 47.1 percent.

As of June 30, 2024, Avista Corp. and its subsidiaries were in compliance with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding our short-term borrowing arrangements.

Liquidity Expectations

During April 2024, we remarketed revenue bonds previously held by us, resulting in an additional $83.7 million of long-term debt. We do not expect to issue any additional long-term debt in 2024. We expect to issue $70 million of common stock in 2024 (including $17.6 million issued through June 30, 2024).

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure, and expect Avista Utilities' capital expenditures to be $500 million in 2024. See the 2023 Form 10-K for further information on our expected capital expenditures.

Pension Plan

Avista Utilities

In the six months ended June 30, 2024 we contributed $6.7 million to the pension plan. We expect to contribute $10.0 million total for the year. We expect to contribute a total of $40.0 million to the pension plan in the period 2025 through 2028, with an annual contribution of $10.0 million.

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

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the six months ended June 30, 2024 except as follows:

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

In May 2024, we, along with Cascade Natural Gas Corporation, Northwest Natural Gas Company, and a coalition of homebuilders, heating unit dealers and other parties, filed a lawsuit challenging the approved building codes on the grounds that they are preempted by EPCA. The lawsuit was filed in the United States District Court for the Western District of Washington. This lawsuit remains pending.

Over time, the building code changes would likely have an adverse impact on our natural gas business and natural gas customers but could also have a positive effect on our electric business. While we are in the process of studying the implications of the changes on our business, at this time we are not able to quantify the likely net effect, positive or negative, on our overall results of operations over the long term. However, the changes would clearly require that additional generating capacity be available to utilities and customers in Washington state.

Washington Climate Commitment Act

The CCA, and its implementing regulations, established a cap and trade program to reduce GHG emissions and achieve the GHG limits previously established under state law. The final rules implement a cap on emissions, provide mechanisms for the sale and tracking of tradable emissions allowances and establish additional compliance and accountability measures. The state issues allowances necessary to serve our Washington retail electric load; off-system wholesale sales may result in additional obligation costs. The CCA also has direct impacts on our Idaho electric operations as it applies to power that is delivered in Washington but is allocated

AVISTA CORPORATION

to Idaho customers (wholesale sales) or power generated in Washington that is ultimately delivered to Idaho customers. In May 2023, a "lesser-than" model was approved for use in calculating the allowances needed for compliance that assumes hydroelectric generation is first used for wholesale sales, therefore reducing the number of allowances required. Annually, the model and its resulting calculations must be certified by an independent third party and submitted to the Washington Department of Ecology (Ecology) for approval. If the independent third party or Ecology disagrees with the approach or any of the calculations, it could result in a change to the number of allowances needed for compliance and could result in changes to anticipated costs for our electric operations. For Washington electric, we are allowed to defer any incremental costs associated with the CCA in accordance with our regulatory accounting order; however, in Idaho we are not allowed to pass any costs associated CCA compliance to Idaho customers.

For our Washington natural gas operations, we expect additional financial burdens associated with compliance which will be deferred in accordance with our regulatory accounting order in Washington (see "Executive Overview" for discussion of the CCA).

In December 2023, PacifiCorp filed suit in the United States District Court for the Western District of Washington challenging the CCA as in violation of the dormant commerce clause of the United States Constitution. In its complaint, PacifiCorp was seeking declaratory and injunctive relief. In January 2024, PacifiCorp filed a motion for injunctive relief to enjoin Ecology from enforcing portions of the CCA. On July 15, 2024, the Court denied PacifiCorp’s motion for injunctive relief and dismissed its claims as a matter of law, finding that differing treatment of in-state retail power and wholesale and out of state retail power under the CCA was not unconstitutional under the facts presented.

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

EPA Regulations for Power Plants

On April 25, 2024, the EPA released a package of final regulations addressed to electric generation facilities. These include:

•
Greenhouse gas regulations for new natural gas-based turbines and existing coal-based units, pursuant to section 111 of the Clean Air Act. This rule finalizes (a) the repeal of the Affordable Clean Energy rule; (b) guidelines for GHG emissions from existing fossil fuel-fired steam generating electric generating units; and (c) revisions to existing performance standards for new, reconstructed or heavily modified fossil fuel-fired stationary combustion turbine electric generating units.
•
Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (ELG Rule). The ELG Rule applies to wastewater discharges from coal-based generating units and establishes pollution control requirements. The Rule builds upon the 2015 and 2020 ELG Rules. It includes a subcategory of requirements for coal plants that will be retired or repowered by the end of 2028 and provides additional compliance pathways for coal plants that retire by the end of 2034.
•
Updated Mercury and Air Tox Standards, pursuant to section 112 of the Clean Air Act (MATS Rule). The MATS Rule sets emissions limits for filterable particulate matter for coal-based generating units. The Rule reduces those limits from the standards that were originally set in 2012.
•
Disposal of Coal Combustion Residuals from Electric Utilities – Legacy CCR Surface Impoundments (CCR Rule). The CCR Rule builds on 2015 regulations, which apply to active power plants that dispose of coal combustion residuals in

AVISTA CORPORATION

surface impoundments or landfills, by regulating inactive surface impoundments at inactive power plants and CCR management units at active and inactive power plants.

We are in the process of analyzing each of these rules to assess the impact, if any, it may have on our existing generating units, including Colstrip and/or our natural gas-fired generating units. At this time, there are no indications that the implementation of these rules would impact our agreement to transfer our Colstrip ownership to NorthWestern, which is planned to close on December 31, 2025. Along with the other owners (including the operator), we have assessed the CCR Rule and believe there will not be a material change to our asset retirement obligation for Colstrip.

To the extent these regulations result in increased compliance costs, we expect to seek recovery of those costs through the ratemaking process.

See the 2023 Form 10-K for further discussion of our environmental issues and contingencies.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2023 Form 10-K and have not materially changed during the six months ended June 30, 2024. See the 2023 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the six months ended June 30, 2024. Refer to the 2023 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2023.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of June 30, 2024 and December 31, 2023 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2023 Form 10-K for further information. As of June 30, 2024, we had interest rate swap derivatives outstanding with a notional amount totaling $10.0 million and we had no cash deposited as collateral and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at June 30, 2024, we would not be required to post additional collateral because all of our outstanding interest rate swaps were in an asset position at the time.

As of June 30, 2024, we had cash deposited as collateral of $23.9 million and letters of credit of $6.9 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” in the 2023 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at June 30, 2024 (including contracts considered derivatives and those considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

June 30, 2024
Additional collateral taking into account contractual thresholds	$9,786
Additional collateral without contractual thresholds	27,896

AVISTA CORPORATION

Energy Commodity Risk

Our energy commodity risks have not materially changed during the six months ended June 30, 2024. See the 2023 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2024 expected to be delivered in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2027.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2024	$481	$(664)	$(9,184)	$(14,760)	$2,250	$1,199	$(2,695)	$(1,577)
2025	—	—	(9,776)	(6,755)	1,381	683	(5,312)	(1,604)
2026	—	—	(3,494)	(1,366)	—	—	—	—
2027	—	—	(372)	(39)	—	—	—	—

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2024.

AVISTA CORPORATION

There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

AVISTA CORPORATION
(Registrant)

Date:	August 6, 2024	/s/ Kevin J. Christie
Kevin J. Christie
Senior Vice President, Chief Financial Officer, Treasurer and Regulatory Affairs Officer (Principal Financial Officer)