Form 10-Q
period 2024-09-30
AVISTA CORP
filed 2024-11-06
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024 OR

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

As of October 31, 2024, 79,182,817 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

COVID-19	-	Coronavirus disease 2019, a respiratory illness declared a pandemic in March 2020
Deadband or ERM deadband	-	The first $4.0 million in annual power supply costs above or below the amount included in base retail rates in Washington under the ERM in the state of Washington
Ecology	-	The Washington State Department of Ecology
EIM	-	Energy Imbalance Market
Energy	-	The amount of electricity produced or consumed over a period of time, measured in KWh or MWh. Also, refers to natural gas consumed and is measured in dekatherms
EPA	-	Environmental Protection Agency
ERM	-	The Energy Recovery Mechanism, a mechanism for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Washington
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment, the electric and natural gas decoupling mechanism in Idaho
FERC	-	Federal Energy Regulatory Commission
GAAP	-	Generally Accepted Accounting Principles
GHG	-	Greenhouse gas
Heating degree days	-

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$389,587	$375,946	$1,381,959	$1,243,774
Alternative revenue programs	3,978	3,578	23,032	(9,947)
Total utility revenues	393,565	379,524	1,404,991	1,233,827
Non-utility revenues	177	102	239	367
Total operating revenues	393,742	379,626	1,405,230	1,234,194
Operating Expenses:
Utility operating expenses:
Resource costs	142,033	148,282	579,476	482,454
Other operating expenses	107,298	102,469	328,138	310,518
Depreciation and amortization	67,886	66,860	203,642	198,196
Taxes other than income taxes	27,438	23,280	88,836	82,091
Non-utility operating expenses	319	648	998	2,439
Total operating expenses	344,974	341,539	1,201,090	1,075,698
Income from operations	48,768	38,087	204,140	158,496
Interest expense	36,675	34,827	109,503	104,929
Interest expense to affiliated trusts	651	657	1,964	1,836
Capitalized interest	(1,306)	(926)	(3,412)	(2,634)
Other income-net	(5,261)	(7,401)	(19,078)	(16,456)
Income before income taxes	18,009	10,930	115,163	70,821
Income tax expense (benefit)	(478)	(3,786)	2,323	(16,224)
Net income	$18,487	$14,716	$112,840	$87,045
Weighted-average common shares outstanding (thousands), basic	78,836	76,734	78,463	75,962
Weighted-average common shares outstanding (thousands), diluted	78,968	76,761	78,545	76,056

Earnings per common share:
Basic	$0.23	$0.19	$1.44	$1.15
Diluted	$0.23	$0.19	$1.44	$1.14

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$18,487	$14,716	$112,840	$87,045
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of ($3), ($5), ($5) and ($15), respectively	(9)	(19)	(18)	(56)
Comprehensive income	$18,478	$14,697	$112,822	$86,989

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in thousands

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets:
Current Assets:
Cash and cash equivalents	$9,124	$35,003
Accounts and notes receivable-less allowances of $3,124 and $4,987, respectively	143,706	216,744
Inventory	185,940	159,984
Regulatory assets	115,197	146,327
Other current assets	71,107	103,784
Total current assets	525,074	661,842
Net utility property	5,924,390	5,700,056
Goodwill	52,426	52,426
Non-current regulatory assets	867,242	894,168
Other property and investments-net and other non-current assets	411,751	393,985
Total assets	$7,780,883	$7,702,477
Liabilities and Equity:
Current Liabilities:
Accounts payable	$104,512	$143,262
Current portion of long-term debt	15,000	15,000
Short-term borrowings	287,250	349,000
Regulatory liabilities	92,195	76,007
Other current liabilities	201,198	191,936
Total current liabilities	700,155	775,205
Long-term debt	2,598,646	2,515,358
Long-term debt to affiliated trusts	51,547	51,547
Pensions and other postretirement benefits	88,619	89,830
Deferred income taxes	726,175	718,318
Non-current regulatory liabilities	840,047	856,666
Other non-current liabilities and deferred credits	247,606	210,230
Total liabilities	5,252,795	5,217,154
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 79,180,956 and 78,074,587 shares issued and outstanding, respectively	1,686,776	1,644,327
Accumulated other comprehensive loss	(375)	(357)
Retained earnings	841,687	841,353
Total shareholders’ equity	2,528,088	2,485,323
Total liabilities and equity	$7,780,883	$7,702,477

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2024	2023
Operating Activities:
Net income	$112,840	$87,045
Non-cash items included in net income:
Depreciation and amortization	203,650	198,272
Deferred income tax provision	(24,853)	(15,958)
Power and natural gas cost deferrals, net	86,408	(25,046)
Amortization of debt expense	1,578	2,431
Stock-based compensation expense	8,291	7,098
Equity-related AFUDC	(6,174)	(4,921)
Pension and other postretirement benefit expense	9,140	9,923
Other regulatory assets and liabilities	(20,973)	(12,582)
Other deferred debits and credits	25,811	31,058
Change in decoupling regulatory deferral	(22,872)	11,231
Realized and unrealized losses on assets	873	966
Other	(1,513)	(2,525)
Contributions to defined benefit pension plan	(10,000)	(10,000)
Cash paid for settlement of interest rate swap agreements	—	(409)
Cash received for settlement of interest rate swap agreements	4,397	7,869
Changes in certain current assets and liabilities:
Accounts and notes receivable	67,697	119,908
Inventory	(25,956)	(37,500)
Collateral for derivative instruments	17,581	144,163
Income taxes receivable	20,132	(1,417)
Other current assets	13,601	(22,941)
Accounts payable	(33,269)	(96,794)
Other current liabilities	17,818	3,435
Net cash provided by operating activities	444,207	393,306

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(405,428)	(359,277)
Investments made in equity and property	(7,574)	(12,000)
Proceeds from sale of investments	—	3,200
Other	2,990	(503)
Net cash used in investing activities	(410,012)	(368,580)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	2024	2023
Financing Activities:
Net decrease in short-term borrowings	$(61,750)	$(241,500)
Proceeds from issuance of long-term debt	83,700	250,000
Maturity of long-term debt and finance leases	(2,550)	(15,926)
Issuance of common stock, net of issuance costs	35,743	88,165
Cash dividends paid	(112,475)	(105,163)
Other	(2,742)	(5,100)
Net cash used in financing activities	(60,074)	(29,524)

Net decrease in cash and cash equivalents	(25,879)	(4,798)

Cash and cash equivalents at beginning of period	35,003	13,428

Cash and cash equivalents at end of period	$9,124	$8,630

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in thousands

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common Stock, Shares:
Shares outstanding at beginning of period	78,702,117	76,524,184	78,074,587	74,945,948
Shares issued	478,839	839,941	1,106,369	2,418,177
Shares outstanding at end of period	79,180,956	77,364,125	79,180,956	77,364,125
Common Stock, Amount:
Balance at beginning of period	$1,666,692	$1,588,503	$1,644,327	$1,525,185
Equity compensation expense	1,941	1,637	8,291	7,097
Issuance of common stock, net of issuance costs	18,143	28,640	35,743	88,165
Payment of minimum tax withholdings for share-based payment awards	—	—	(1,585)	(1,667)
Balance at end of period	1,686,776	1,618,780	1,686,776	1,618,780
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(366)	(2,095)	(357)	(2,058)
Other comprehensive loss	(9)	(19)	(18)	(56)
Balance at end of period	(375)	(2,114)	(375)	(2,114)
Retained Earnings:
Balance at beginning of period	860,913	814,013	841,353	811,541
Net income	18,487	14,716	112,840	87,045
Dividends on common stock	(37,713)	(35,508)	(112,506)	(105,365)
Balance at end of period	841,687	793,221	841,687	793,221
Total equity	$2,528,088	$2,409,887	$2,528,088	$2,409,887
Dividends declared per common share	$0.475	$0.46	$1.425	$1.38

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended September 30, 2024 and September 30, 2023 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).

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

ASU 2023-07 "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures"

In November 2023, the FASB issued ASU 2023-07, requiring additional disclosures around reportable segment information. The additional required disclosures include significant segment expenses, an amount for other segment activity not included in the disaggregated segment amounts and a description of the activity, and the title and position of the chief operating decision maker and an explanation of how they use the reported measures of segment profit or loss in assessing segment performance and allocating resources. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early adoption is permitted. The Company expects the implementation of the ASU to result in expanded segment reporting disclosures.

ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures"

In December 2023, the FASB issued ASU 2023-09, requiring additional income tax disclosures. The additional disclosures include prescribed items presented in the income tax rate reconciliation, and further disaggregation of income taxes paid amounts between federal, state and foreign taxes. The ASU is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company expects the implementation of the ASU to result in expanded income tax disclosures.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, fuel stock and stored natural gas are recorded at average cost and consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Materials and supplies	$97,398	$81,651
Emission allowances	69,885	56,097
Stored natural gas	11,239	16,272
Fuel stock	7,418	5,964
Total	$185,940	$159,984

Other Current Assets

Other current assets consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Prepayments	$40,074	$52,752
Income taxes receivable	9,102	29,234
Derivative assets net of collateral	6,785	11,821
Collateral posted for derivative instruments after netting with outstanding derivatives	4,858	—
Other	10,288	9,977
Total	$71,107	$103,784

AVISTA CORPORATION

Net Utility Property

Net utility property, which is recorded at original cost, net of accumulated depreciation, consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Utility plant in service	$8,067,517	$7,799,481
Construction work in progress	246,490	179,527
Total	8,314,007	7,979,008
Less: Accumulated depreciation and amortization	2,389,617	2,278,952
Total	$5,924,390	$5,700,056

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Equity investments	$159,227	$153,350
Operating lease ROU assets	66,334	67,585
Finance lease ROU assets	33,683	36,414
Non-utility property	33,504	33,813
Notes receivable	15,295	15,287
Long-term prepaid license fees	19,314	19,448
Pension asset	44,278	32,997
Investment in affiliated trust	11,547	11,547
Deferred compensation assets	8,962	7,794
Other	19,607	15,750
Total	$411,751	$393,985

Other Current Liabilities

Other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Accrued taxes other than income taxes	$29,160	$31,928
Derivative liabilities net of collateral	27,612	17,217
Employee paid time off accruals	33,222	32,072
Accrued interest	41,863	23,539
Climate Commitment Act obligations	—	19,081
Pensions and other postretirement benefits	14,852	14,082
Other	54,489	54,017
Total	$201,198	$191,936

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Operating lease liabilities	$65,386	$63,559
Finance lease liabilities	36,421	39,095
Deferred investment tax credits	28,303	28,233
Climate Commitment Act obligations	66,375	26,026
Asset retirement obligations	18,207	18,058
Derivative liabilities net of collateral	11,661	17,902
Other	21,253	17,357
Total	$247,606	$210,230

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024		December 31, 2023
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$38,033	$12,708	$51,419	$17,720
Deferred Climate Commitment Act costs	36,102	21,834	—	46,022
Deferred power costs	13,410	22,724	29,190	20,654
Wildfire resiliency	8,277	14,312	—	23,737
Decoupling surcharge	10,476	8,123	4,638	5,469
Deferred natural gas costs	3,376	—	60,667	—
Income tax related assets	—	246,863	—	244,303
Pension and other postretirement benefit plans	—	111,844	—	117,658
Interest rate swaps	—	174,151	—	179,489
AFUDC above FERC allowed rate	—	48,232	—	49,985
Settlement with Coeur d'Alene Tribe	—	35,855	—	36,692
Advanced meter infrastructure	—	27,069	—	29,345
Utility plant abandoned	—	31,610	—	38,274
Colstrip excess depreciation	—	23,824	—	19,429
COVID-19 deferrals	—	11,846	—	12,142
Demand side management programs	—	27,496	—	10,033
Other regulatory assets	5,523	48,751	413	43,216
Total regulatory assets	$115,197	$867,242	$146,327	$894,168
Regulatory Liabilities
Other income tax related liabilities	$8,918	$53,859	$25,129	$56,582
Excess deferred income taxes	14,223	282,629	14,510	293,029
Deferred Climate Commitment Act revenues	32,947	14,296	—	37,231
Deferred power costs	7,172	5,312	—	4,000
Deferred natural gas costs	13,213	—	9,296	—
Decoupling rebate	7,495	3,150	18,680	6,344
Utility plant retirement costs	—	439,874	—	417,027
Interest rate swaps	—	23,580	—	23,752
COVID-19 deferrals	—	10,443	—	10,172
Other regulatory liabilities	8,227	6,904	8,392	8,529
Total regulatory liabilities	$92,195	$840,047	$76,007	$856,666

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

Other Utility Revenue

Other utility revenue includes rent, sales of materials, late fees and other charges that do not represent contracts with customers. This revenue is excluded from revenue from contracts with customers, as this revenue does not represent items where a customer contracted with the Company to obtain goods or services that are an output of the Company’s ordinary activities in exchange for consideration. As such, these revenues are presented separately from revenue from contracts with customers.

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

Utility-related taxes included in revenue from contracts with customers were as follows for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Utility-related taxes	$16,775	$14,484	$60,442	$56,356

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement where the customer makes payments throughout the year. As of September 30, 2024, the Company estimates it had unsatisfied capacity performance obligations of $3.0 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Avista Utilities
Revenue from contracts with customers	$318,171	$285,821	$1,136,926	$1,058,725
Derivative revenues	56,462	77,562	194,647	141,080
Alternative revenue programs	3,978	3,578	23,032	(9,947)
Other utility revenues	5,135	2,712	14,891	8,561
Total Avista Utilities	383,746	369,673	1,369,496	1,198,419
AEL&P
Revenue from contracts with customers	9,826	9,700	35,163	34,934
Deferrals and amortizations for rate refunds to customers	(183)	—	(183)	—
Other utility revenues	176	151	515	474
Total AEL&P	9,819	9,851	35,495	35,408

Other non-utility revenues	177	102	239	367
Total operating revenues	$393,742	$379,626	$1,405,230	$1,234,194

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and nine months ended September 30 (dollars in thousands):

	2024			2023
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$110,328	$3,444	$113,772	$95,881	$3,186	$99,067
Commercial	97,389	6,313	103,702	89,772	6,447	96,219
Industrial	36,910	—	36,910	29,584	—	29,584
Public street and highway lighting	2,186	69	2,255	2,005	67	2,072
Total retail revenue	246,813	9,826	256,639	217,242	9,700	226,942
Transmission	9,250	—	9,250	7,721	—	7,721
Other revenue from contracts with customers	8,062	—	8,062	9,353	—	9,353
Total electric revenue from contracts with customers	$264,125	$9,826	$273,951	$234,316	$9,700	$244,016
Nine months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$345,166	$15,146	$360,312	$305,203	$14,485	$319,688
Commercial	275,525	19,819	295,344	252,344	20,257	272,601
Industrial	95,014	—	95,014	82,707	—	82,707
Public street and highway lighting	6,604	198	6,802	5,940	192	6,132
Total retail revenue	722,309	35,163	757,472	646,194	34,934	681,128
Transmission	28,380	—	28,380	24,143	—	24,143
Other revenue from contracts with customers	32,457	—	32,457	33,580	—	33,580
Total electric revenue from contracts with customers	$783,146	$35,163	$818,309	$703,917	$34,934	$738,851

AVISTA CORPORATION

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Avista Utilities	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$30,285	$29,372	$217,682	$218,212
Commercial	17,203	15,381	114,495	113,183
Industrial and interruptible	2,720	3,480	9,880	13,136
Total retail revenue	50,208	48,233	342,057	344,531
Transportation	2,432	1,866	7,504	6,058
Other revenue from contracts with customers	1,406	1,406	4,219	4,219
Total natural gas revenue from contracts with customers	$54,046	$51,505	$353,780	$354,808

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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of September 30, 2024 expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2024	6	—	12,866	19,734	194	408	581	2,690
2025	—	—	24,248	29,315	348	175	1,115	1,125
2026	—	—	14,663	10,765	—	—	—	—
2027	—	—	3,910	1,350	—	—	—	—

As of September 30, 2024, there were no expected deliveries of energy commodity derivatives after 2027.

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

The following table summarizes the foreign currency exchange derivatives outstanding as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Number of contracts	27	5
Notional amount (in United States dollars)	$1,660	$81
Notional amount (in Canadian dollars)	2,251	109

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

The following table summarizes the unsettled interest rate swap derivatives outstanding as of September 30, 2024 and December 31, 2023 (dollars in thousands):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
September 30, 2024	1	$10,000	2025
December 31, 2023	2	$20,000	2024
	1	10,000	2025

See Note 9 for discussion of the remarketed bonds and the related settlement of interest rate swaps in connection with the pricing of the bonds in March 2024.

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2024 (in thousands):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Foreign currency exchange derivatives
Other current assets	$7	$—	$—	$7
Interest rate swap derivatives
Other non-current liabilities and deferred credits	—	(75)	—	(75)
Energy commodity derivatives
Other current assets	7,612	(834)	—	6,778
Other property and investments-net and other non-current assets	1,594	—	—	1,594
Other current liabilities	10,161	(54,972)	17,199	(27,612)
Other non-current liabilities and deferred credits	2,028	(16,330)	2,716	(11,586)
Total derivative instruments recorded on the balance sheet	$21,402	$(72,211)	$19,915	$(30,894)

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

The following table presents collateral outstanding related to its derivative instruments as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Energy commodity derivatives
Cash collateral posted	$24,773	$43,095
Letters of credit outstanding	7,000	20,000

No letters of credit were outstanding, and no cash collateral was on deposit, related to interest rate swap derivatives as of September 30, 2024 and December 31, 2023.

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

The following table presents the aggregate fair value of energy commodity derivative instruments with credit-risk-related contingent features in a liability position and the amount of additional collateral Avista Corp. could be required to post as of September 30, 2024 (in thousands):

September 30,
2024
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$32,051
Additional collateral to post	31,799

As of September 30, 2024, there are no material interest rate swap derivative instruments with credit-risk-related contingent features in a liability position.

AVISTA CORPORATION

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $10.0 million in cash to the pension plan for the nine months ended September 30, 2024, and does not expect further contributions in 2024.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Three months ended September 30:
Service cost	$4,030	$3,098	$719	$559
Interest cost	8,430	8,524	1,706	1,872
Expected return on plan assets	(11,356)	(10,922)	(974)	(891)
Amortization of prior service cost (credit)	126	123	(263)	(263)
Net loss recognition	684	1,184	96	(54)
Net periodic benefit cost	$1,914	$2,007	$1,284	$1,223
Nine months ended September 30:
Service cost	$11,739	$11,092	$2,000	$1,909
Interest cost	25,012	24,277	5,178	4,825
Expected return on plan assets	(33,940)	(32,766)	(2,922)	(2,673)
Curtailment loss	169	—	—	—
Amortization of prior service cost (credit)	375	369	(789)	(789)
Net loss recognition	2,043	3,208	275	471
Net periodic benefit cost	$5,398	$6,180	$3,742	$3,743

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

The following table summarizes the significant factors impacting the difference between the Company's effective tax rate and the federal statutory rate for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
Federal income taxes at statutory rates	$3,782	21.0%	$2,294	21.0%	$24,184	21.0%	$14,872	21.0%
Increase (decrease) in tax resulting from:
Flow through related to deduction of meters and mixed service costs (1)	(2,445)	(13.6)	(3,744)	(34.3)	(14,128)	(12.3)	(22,956)	(32.4)
Tax effect of regulatory treatment of utility plant differences	(1,317)	(7.3)	(828)	(7.6)	(7,291)	(6.4)	(6,040)	(8.5)
State income tax expense	160	0.9	151	1.4	878	0.8	949	1.3
Tax credits	(86)	(0.5)	(862)	(7.9)	(486)	(0.4)	(1,997)	(2.8)
Other	(572)	(3.2)	(797)	(7.2)	(834)	(0.7)	(1,052)	(1.5)
Total income tax expense (benefit)	$(478)	(2.7)%	$(3,786)	(34.6)%	$2,323	2.0%	$(16,224)	(22.9)%
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

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.’s revolving committed line of credit were as follows as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Borrowings outstanding at end of period	$283,000	$349,000
Letters of credit outstanding at end of period	4,700	4,700
Average interest rate on borrowings at end of period	6.13%	6.46%

AVISTA CORPORATION

Letter of Credit Facility

Avista Corp. has a letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

Avista Corp. had $7.0 million and $20.0 million in letters of credit outstanding under this agreement as of September 30, 2024 and December 31, 2023, respectively. Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, Avista Corp. would have an immediate obligation to reimburse the bank that issued the letter of credit.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of September 30, 2024, the Company complied with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25.0 million that expires in June 2028. There was $4.3 million outstanding under this agreement as of September 30, 2024 with an average interest rate of 7.3 percent, and no balance outstanding as of December 31, 2023. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of "consolidated total debt at AEL&P" to "consolidated total capitalization at AEL&P," including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of September 30, 2024, AEL&P complied with this covenant.

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

AVISTA CORPORATION

The distribution rates were as follows during the nine months ended September 30, 2024 and the year ended December 31, 2023:

	September 30,	December 31,
	2024	2023
Low distribution rate	6.15%	5.64%
High distribution rate	6.51%	6.55%
Distribution rate at the end of the period	6.15%	6.51%

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

AVISTA CORPORATION

of credit enhancements (such as cash deposits and letters of credit), and the impact of Avista Corp.’s nonperformance risk on its liabilities.

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100,000	$999,103	$1,100,000	$968,893
Long-term debt (Level 3)	1,533,700	1,268,561	1,450,000	1,166,512
Snettisham finance lease obligation (Level 3)	39,945	37,500	42,495	39,600
Long-term debt to affiliated trusts (Level 3)	51,547	46,990	51,547	46,098

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 63.9 percent to 110.08 percent of the principal amount, where 100.0 percent of the principal amount (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation fair value is determined using the Morgan Markets A Ex-Fin discount rate as published on September 30, 2024 and December 31, 2023.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2024
Assets:
Energy commodity derivatives	$—	$21,395	$—	$(13,023)	$8,372
Foreign currency exchange derivatives	—	7	—	—	7
Equity Investments	—	—	52,819	—	52,819
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	1,026	—	—	—	1,026
Equity securities (3)	7,727	—	—	—	7,727
Total	$8,753	$21,402	$52,819	$(13,023)	$69,951
Liabilities:
Energy commodity derivatives (2)	$—	$65,159	$6,977	$(32,938)	$39,198
Interest rate swap derivatives	—	75	—	—	75
Total	$—	$65,234	$6,977	$(32,938)	$39,273
December 31, 2023
Assets:
Energy commodity derivatives (2)	$—	$30,954	$—	$(22,802)	$8,152
Foreign currency exchange derivatives	—	2	—	—	2
Interest rate swap derivatives	—	3,667	—	—	3,667
Equity Investments	—	—	50,254	—	50,254
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	1,117	—	—	—	1,117
Equity securities (3)	6,524	—	—	—	6,524
Total	$7,641	$34,623	$50,254	$(22,802)	$69,716
Liabilities:
Energy commodity derivatives (2)	$—	$91,844	$8,250	$(65,157)	$34,937
Interest rate swap derivatives	—	182	—	—	182
Total	$—	$92,026	$8,250	$(65,157)	$35,119
(1)
The Company is permitted to net derivative assets and derivative liabilities with the same counterparty when a legally enforceable master netting agreement exists. In addition, the Company nets derivative assets and derivative liabilities against any payables and receivables for cash collateral held or placed with these same counterparties.
(2)
The Level 3 energy commodity derivative balances are associated with a natural gas exchange agreement.
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

The natural gas commodity exchange agreement expires in April 2025. The Company expects remaining transactions under the agreement will be sales.

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2024 (dollars in thousands):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	September 30, 2024	Technique	Input	Average Price
Natural gas exchange agreement	$(6,977)	Internally derived weighted average cost of gas	Forward sales prices	$2.57 - $8.08/mmBTU $5.86 Weighted Average
			Sales volumes	75,000 - 310,000 mmBTUs

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

AVISTA CORPORATION

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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 equity investments as of September 30, 2024 (dollars in thousands):

	Fair Value at
	September 30, 2024	Valuation Technique	Unobservable Input	Range
Equity investments	$52,819	Market approach	Comparable enterprise values	$130,000-$388,600 $246,000 Average
			Time to liquidity event	1.50 years
		Discounted cash flows	Revenue market multiples	0.53x to 4.71x Revenue 2.21x Average
			Market multiple exit reduction	50%
			Discount rate	25%
			Annual revenues	$5,000 - $138,000
			Terminal date	2029

AVISTA CORPORATION

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in thousands):

	Natural Gas Exchange Agreement (1)	Equity Investments	Total
Three Months Ended September 30, 2024:
Beginning balance	$(7,981)	$50,357	$42,376
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	1,005	—	1,005
Recognized in net income	—	1,478	1,478
Purchases and debt conversions	—	984	984
Settlements	(1)	—	(1)
Ending balance as of September 30, 2024	$(6,977)	$52,819	$45,842
Three Months Ended September 30, 2023:
Beginning balance	$(11,721)	$48,453	$36,732
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(3,652)	—	(3,652)
Recognized in net income	—	2,024	2,024
Ending balance as of September 30, 2023	$(15,373)	$50,477	$35,104
Nine Months Ended September 30, 2024:
Beginning balance	$(8,250)	$50,254	$42,004
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	986	—	986
Recognized in net income	—	636	636
Purchases and debt conversions	—	1,929	1,929
Settlements	287	—	287
Ending balance as of September 30, 2024	$(6,977)	$52,819	$45,842
Nine Months Ended September 30, 2023:
Beginning balance	$(17,734)	$54,284	$36,550
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	2,115	—	2,115
Recognized in net income	—	(3,174)	(3,174)
Purchases and debt conversions	—	2,367	2,367
Settlements	246	—	246
Other	—	(3,000)	(3,000)
Ending balance as of September 30, 2023	$(15,373)	$50,477	$35,104
(1)
There were no purchases, issuances or transfers from other categories during the periods presented in the table above.

NOTE 12. COMMON STOCK

The Company issued shares of common stock for total net proceeds of $18.1 million and $35.7 million during the three and nine months ended September 30, 2024, respectively. Most of these shares were issued in at-the-market transactions pursuant to the Company's sales agency agreements under which the Company may offer and sell new shares of common stock through its sales agents from time to time. Under these sales agency agreements, the Company issued 0.5 million and 1.0 million shares during the three and nine months ended September 30, 2024, respectively.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Unfunded benefit obligation for pensions and other postretirement benefit plans - net of taxes of $100 and $95, respectively	$375	$357

AVISTA CORPORATION

The following table details the reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30 (dollars in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 30,		Nine months ended September 30,
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statement of Income)	2024	2023	2024	2023
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (1)	$(137)	$(140)	$(414)	$(420)
Amortization of net loss (1)	780	1,130	2,318	3,679
Adjustment due to effects of regulation (1)	(655)	(1,014)	(1,927)	(3,330)
Total before tax (2)	(12)	(24)	(23)	(71)
Tax expense (2)	3	5	5	15
Net of tax (2)	$(9)	$(19)	$(18)	$(56)
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

NOTE 14. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$18,487	$14,716	$112,840	$87,045
Denominator:
Weighted-average number of common shares outstanding-basic	78,836	76,734	78,463	75,962
Effect of dilutive securities:
Performance and restricted stock awards	132	27	82	94
Weighted-average number of common shares outstanding-diluted	78,968	76,761	78,545	76,056
Earnings per common share:
Basic	$0.23	$0.19	$1.44	$1.15
Diluted	$0.23	$0.19	$1.44	$1.14

There were no shares excluded from the calculation because they were antidilutive.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. For all such matters, the Company will vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the outcome of any matter because litigation and other contested proceedings are subject to numerous uncertainties. For matters affecting Avista Utilities’ or AEL&P's operations, the Company intends to seek, to the extent appropriate, recovery of incurred costs through the ratemaking process.

Climate Commitment Act (CCA)

The CCA requires the Company to submit greenhouse gas emission reports to the Washington State Department of Ecology (Ecology) annually for its electric and natural gas entities. The CCA then requires the Company to contract with a third-party verifier to audit the emissions data in the emissions reports. In August 2024, the Company’s third-party verifier submitted to Ecology its verification report on the Company’s 2023 emissions report. The verification report was issued with an adverse emissions data verification

AVISTA CORPORATION

statement. In September 2024, in the absence of a positive verification statement, Ecology assigned an emission level (AEL) to Avista Corp. based on information submitted by the Company’s third-party verifier.

The Company disagrees with the emissions assigned by Ecology as the amounts do not consider the application of the white paper entitled “Consideration of Electricity Imports and Determination of the Electricity Importer Under the Climate Commitment Act”, which was previously discussed with and agreed to in principle by Ecology. The third-party verifier was unable to apply the white paper as it couldn’t confirm with Ecology that the methodologies applied by the Company were consistent with the white paper before the initial reporting deadline. Ecology, the Company, and the third-party verifier have engaged in discussions regarding the proper application of the calculation methods identified in Ecology’s Greenhouse Gas Reporting Program and the white paper.

The Company has revised and re-submitted its emissions report to the third-party verifier and Ecology. The revised report makes certain adjustments identified by the verifier, but is otherwise consistent with the initial report regarding total emissions. The revised report has been reviewed by the third-party verifier, and the verifier has provided the Company written confirmation that it intends to issue a report with a positive emissions data verification statement in the fourth quarter of 2024. The revised report may result in an additional emissions liability of $0.2 million allocated to Idaho. The Company does not recover CCA emissions obligations from customers in Idaho. The Company believes it has sufficient allowances to cover the additional emissions liability allocated to Washington. Any additional costs allocated to Washington would be deferred and included in the ERM, which, based on Avista Corp.’s current position in the ERM, would be allocated 90 percent to customers and 10 percent to the Company.

On October 31, 2024, Ecology agreed to stay the AEL issued in September 2024 for a period of 45 days to allow the Company to revise its emissions report (see above) and receive a positive verification statement from the third-party verifier. Under Washington law and as provided in an agreement with the Company entered into on October 31, 2024, Ecology has the authority and will adjust the AEL upon receipt of a report with a positive verification statement. Avista Corp. expects to receive a positive verification statement and for Ecology to adjust the AEL in the fourth quarter of 2024. If Avista Corp. does not receive a positive verification statement or if, despite the express agreement between Ecology and the Company, Ecology does not adjust the AEL, Avista Corp. estimates the additional liability could be up to $32 million, of which $12 million would be allocated to Idaho and $20 million allocated to Washington. The Company does not believe such an outcome is probable and the Company would exercise all available legal and administrative remedies to preserve its rights under the law.

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

Boyds Fire (State of Washington Department of Natural Resources v. Avista)

In August 2019, the Company was served with a complaint, captioned “State of Washington Department of Natural Resources v. Avista Corporation,” seeking recovery of up to $4.4 million for fire suppression and investigation costs and related expenses incurred in connection with a wildfire that occurred in Ferry County, Washington, in August 2018. Specifically, the complaint alleges the fire, which became known as the “Boyds Fire,” was caused by a dead ponderosa pine tree falling into an overhead distribution line, and that Avista Corp., along with its independent vegetation management contractors Asplundh Tree Company and CN Utility Consulting, were negligent in failing to identify and remove the tree before it came into contact with the line. Avista Corp. disputes that it was negligent in failing to identify and remove the tree in question. Additional lawsuits were subsequently filed by private landowners seeking $0.8 million in property damages as well as potential non-economic damages, and holders of insurance subrogation claims seeking recovery of $1.8 million in insurance proceeds purportedly paid to their insureds.

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

Eleven lawsuits have been filed in connection with the Babb Road fire. Asplundh Tree Company and CN Utility Consulting, which both perform vegetation management services as independent contractors to the Company, are also named as defendants in each of the lawsuits. The lawsuits include six subrogation actions filed by 51 insurance companies seeking to recover approximately $23 million purportedly paid to insureds to date; and five actions on behalf of 128 individual plaintiffs seeking unspecified damages, one of which was originally filed as a class action lawsuit on behalf of three putative individual plaintiffs, but which has since been amended to assert direct claims on behalf of the named plaintiffs. In the course of discovery, 40 individual plaintiffs have provided economic damage estimates, claiming total economic losses of approximately $8.2 million, of which approximately $3.5 million is covered by insurance or other forms of reimbursement. These plaintiffs may also seek as-yet unspecified non-economic damages (pain and suffering and emotional distress). The Company does not believe non-economic damages are applicable in this case and plans to dispute such claims.

AVISTA CORPORATION

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

In June 2024, a motion was filed in one of the individual actions (the "VanDyke Action") to add three additional plaintiffs. Although the statute of limitations for new claims has passed, the plaintiffs argued that the addition of new plaintiffs is timely because the lawsuit was initially pled as a class action. The Court subsequently allowed two of the proposed plaintiffs to be added to the action on the grounds that they were minors at the time of the incident, but denied the remainder of the motion.

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

AVISTA CORPORATION

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

The co-owners of Colstrip Units 3 and 4 have differing needs for the generating capacity of these units. Accordingly, certain business disagreements have arisen among the co-owners, including, disagreements as to the requirements for shutting down these units. NorthWestern has initiated arbitration pursuant to the O&O Agreement to resolve these business disagreements, and two actions have been initiated to compel arbitration of those disputes: one by Talen in the Montana Thirteenth Judicial District Court for Yellowstone County, and one by the Western Co-Owners, which is pending in Montana Federal District Court. In light of the ownership transfer agreements, the Colstrip owners agreed to stay both the litigation and the arbitration through March 2024. On April 1, 2024, the agreement to stay lapsed and the parties are now in the process of reengaging in arbitration discussions. An arbitration date has not yet been scheduled. The Company cannot predict the outcome of the arbitration process.

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

The transaction is subject to the satisfaction of customary closing conditions including NorthWestern's ability to enter into a new coal supply agreement by December 31, 2024.

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

AVISTA CORPORATION

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

Rathdrum, Idaho Natural Gas Incident

In October 2021, there was an incident in Rathdrum, Idaho involving the Company’s natural gas infrastructure. The incident occurred after a third party damaged those facilities during excavation work. The incident resulted in a fire which destroyed one residence and resulted in minor injuries to the occupants. In January 2023, the Company was served with a lawsuit filed in the District Court of Kootenai County, Idaho by one property owner, seeking unspecified damages. In February 2024, the Company received a second lawsuit filed by the owners of the adjacent property, seeking damages for personal injury and emotional distress from having witnessed the incident. The Company will vigorously defend itself in the legal proceedings; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Other Contingencies

In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes any liability arising from these actions will not have a material impact on its financial condition, results of operations or cash flows. It is possible a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant. See "Note 22 of the Notes to Consolidated Financial Statements" in the 2023 Form 10-K for additional discussion regarding other contingencies.

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

AVISTA CORPORATION

the Chief Operating Decision Maker and its operations and risks are sufficiently different from Avista Utilities and the other businesses at AERC that it cannot be aggregated with other operating segments. The Other category, which is not a reportable segment, includes other investments and operations of various subsidiaries, as well as certain other operations of Avista Capital.

The following table presents information for each of the Company’s business segments (dollars in thousands):

	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other	Intersegment Eliminations (1)	Total
For the three months ended September 30, 2024:
Operating revenues	$383,746	$9,819	$393,565	$177	$—	$393,742
Resource costs	140,669	1,364	142,033	—	—	142,033
Other operating expenses	103,106	4,192	107,298	316	—	107,614
Depreciation and amortization	65,024	2,862	67,886	3	—	67,889
Income (loss) from operations	47,738	1,172	48,910	(142)	—	48,768
Interest expense (2)	35,762	1,433	37,195	674	(543)	37,326
Income tax benefit	(39)	(62)	(101)	(377)	—	(478)
Net income (loss)	19,803	41	19,844	(1,357)	—	18,487
Capital expenditures (3)	143,938	10,283	154,221	—	—	154,221
For the three months ended September 30, 2023:
Operating revenues	$369,673	$9,851	$379,524	$102	$—	$379,626
Resource costs	146,793	1,489	148,282	—	—	148,282
Other operating expenses	98,609	3,860	102,469	603	—	103,072
Depreciation and amortization	64,125	2,735	66,860	45	—	66,905
Income (loss) from operations	37,081	1,552	38,633	(546)	—	38,087
Interest expense (2)	33,896	1,456	35,352	538	(406)	35,484
Income tax expense (benefit)	(3,845)	36	(3,809)	23	—	(3,786)
Net income	13,498	288	13,786	930	—	14,716
Capital expenditures (3)	127,666	4,865	132,531	—	—	132,531
For the nine months ended September 30, 2024:
Operating revenues	$1,369,496	$35,495	$1,404,991	$239	$—	$1,405,230
Resource costs	576,302	3,174	579,476	—	—	579,476
Other operating expenses	315,953	12,185	328,138	990	—	329,128
Depreciation and amortization	195,082	8,560	203,642	8	—	203,650
Income (loss) from operations	194,127	10,772	204,899	(759)	—	204,140
Interest expense (2)	106,828	4,248	111,076	1,886	(1,495)	111,467
Income tax expense (benefit)	1,475	1,799	3,274	(951)	—	2,323
Net income (loss)	111,246	5,061	116,307	(3,467)	—	112,840
Capital expenditures (3)	389,098	16,330	405,428	—	—	405,428
For the nine months ended September 30, 2023:
Operating revenues	$1,198,419	$35,408	$1,233,827	$367	$—	$1,234,194
Resource costs	478,947	3,507	482,454	—	—	482,454
Other operating expenses	299,274	11,244	310,518	2,363	—	312,881
Depreciation and amortization	190,008	8,188	198,196	76	—	198,272
Income (loss) from operations	148,897	11,671	160,568	(2,072)	—	158,496
Interest expense (2)	102,014	4,360	106,374	1,333	(942)	106,765
Income tax expense (benefit)	(17,349)	2,048	(15,301)	(923)	—	(16,224)
Net income (loss)	83,935	5,689	89,624	(2,579)	—	87,045
Capital expenditures (3)	347,264	12,013	359,277	—	—	359,277
Total Assets:
As of September 30, 2024:	$7,336,820	$275,967	$7,612,787	$194,801	$(26,705)	$7,780,883
As of December 31, 2023:	$7,262,704	$269,683	$7,532,387	$191,665	$(21,575)	$7,702,477
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of September 30, 2024, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and of cash flows for the nine-month periods ended September 30, 2024 and 2023 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 5, 2024

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

Business Segments

Our business segments have not changed during the nine months ended September 30, 2024. See the 2023 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income (loss) for each of our business segments (and the other businesses) for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Avista Utilities	$19,803	$13,498	$111,246	$83,935
AEL&P	41	288	5,061	5,689
Other	(1,357)	930	(3,467)	(2,579)
Net income	$18,487	$14,716	$112,840	$87,045

Executive Overview

Overall Results

Net income for the three and nine months ended September 30, 2024 increased compared to the three and nine months ended September 30, 2023, primarily due to the effects of general rate cases and tax customer credits. These increases in earnings were partially offset by expected increases in operating expenses, depreciation and amortization expense, taxes other than income tax and interest expense.

More detailed explanations of the fluctuations in revenues and expenses are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this summary.

Resource Adequacy

Peak Load Requirements

Extreme weather events, both in summer and winter, have recently occurred in the Pacific Northwest. These events have resulted in system load peaks that were higher than anticipated. Historically, we have had excess capacity as compared to peak load, but during some extreme events we have had to purchase short-term energy from the wholesale market to meet demand when our energy resources were not operating at full capacity or were otherwise unavailable. These weather events have highlighted the growing need for additional generating capacity both on our system and in the Pacific Northwest region. Accordingly, we are taking the increased peaks in demand into account as we consider our resource adequacy and generation requirements.

Annual Energy Requirements

The transition to clean energy (including the replacement of emitting facilities with non-emitting facilities, which are impacted by conditions outside of our control), and electrification, combined with expected load growth, factor into the analysis of the need for additional generation. As a result, we expect additional generating capacity will be needed earlier than reflected in our 2023 integrated resource plan (IRP).

AVISTA CORPORATION

2025 IRP

A draft IRP, reflecting the accelerated addition of generating resources, was submitted to the WUTC and IPUC in October 2024, and we plan to file the final IRP in January 2025. While the draft 2025 IRP is, and even the final 2025 IRP will be, subject to change from time to time due to changing circumstances, assumptions and projections, given the exit of Colstrip (222 MW) from our system by December 31, 2025 and the expected retirement of the Northeast combustion turbine (64.8 MW) in 2030, we see the need for the addition of approximately 490 MW of generating capacity by 2030 and a total of approximately 950 MW through 2035. We believe the additional capacity would likely consist of primarily of wind resources and a natural gas combustion turbine. The new capacity would likely be a combination of resources owned by the Company and resources committed under PPAs, to be determined on a case-by-case basis depending upon financial, tax and regulatory considerations.

We also expect expanded transmission infrastructure will provide access to additional resources and improve reliability in our region. We have signed a non-binding memorandum of understanding to join the North Plains Connector transmission line project, constructing a transmission line from Bismarck, North Dakota to Colstrip, Montana.

2024 Hydroelectric Generation and Snowpack Conditions

During 2024, our region experienced low precipitation, resulting in low snowpack levels and streamflows when compared to historical averages. This had a negative impact on our hydroelectric generation resources. Lower hydroelectric generation increased net power supply costs and resulted in us absorbing additional costs under the ERM in Washington. In the nine months ended September 30, 2024, we had a $7.8 million pre-tax expense under the ERM in Washington.

Washington Climate Commitment Act (CCA)

Effective January 1, 2023, the CCA went into effect in the State of Washington, requiring us to secure carbon allowances to cover our carbon emissions over a certain amount each year. Costs associated with the CCA are being deferred and are included in Washington natural gas customer rates starting in April 2024. The resulting aggregate increase to customer bills was approximately 3.7 percent over a one year period, and impacts customers differently based on revenue class, income level, and meter connection date. We have proposed an additional customer bill increase to recover costs associated with the CCA of 9.1 percent to become effective in November 2024, subject to WUTC approval.

Costs associated with the CCA related to our electric operations are deferred and included in the ERM for Washington customers. Amounts allocated to Idaho are not approved for recovery from customers. See "Note 15 of the Notes to Condensed Consolidated Financial Statements" for further discussion of the CCA costs associated with our electric operations and impacts on our financial results.

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

The proposed electric and natural gas revenue increase requests were based on a 10.4 percent ROE with a common equity ratio of 48.5 percent and an ROR of 7.61 percent. Increasing power supply costs, operating and maintenance costs, and ongoing capital investments (including clean energy hydroelectric projects, continued investment in the wildfire resiliency plan, replacement of natural gas distribution pipe and technology upgrades) were the main drivers of proposed increases.

In the second year of the proposed electric multi-year rate plan, in compliance with Washington’s CETA, we have removed from customers’ rates the costs associated with Colstrip.

In August 2024, we filed rebuttal testimony, which updated our request as follows:

•
The proposed rates are designed to increase annual base electric revenues by $42.9 million, or 7.3 percent, effective in December 2024, and $44.9 million (representing our $69.3 million requested increase partially offset by a $24.4 million reduction in customer rates resulting from a revenue reduction in a separate Colstrip tariff) or 10.9 percent, effective in December 2025.
•
For the December 2025 electric increase, the effect of increasing base power supply costs (primarily to make up for the removal of Colstrip from our generation portfolio) accounts for $54.2 million of our overall $69.3 million request.
•
The proposed rates are designed to increase annual base natural gas revenues by $16.8 million, or 13.2 percent, effective December 2024, and $4.0 million, or 2.8 percent, effective December 2025.

Additionally, we are proposing changes to the ERM. Under the present construct, the ERM consists of a $4 million deadband, and then an asymmetric sharing band between $4 million and $10 million. All costs above $10 million are shared on a 90 percent customer, 10 percent company basis. As part of this rate case on rebuttal, we are proposing to have a $2 million deadband in the rebate direction, a $2.5 million deadband in the surcharge direction, and all other costs shared on a 90 percent customer, 10 percent company basis.

The WUTC has up to eleven months to review the general rate case filings and issue a decision, which is expected in December 2024.

AVISTA CORPORATION

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

Oregon General Rate Case

2023 General Rate Case

In March 2023, we filed a natural gas general rate case with the OPUC. In October 2023, the OPUC approved the all-party settlement agreement filed in August 2023. The approved rates are designed to increase annual base natural gas revenues by $7.2 million, or 9.4 percent effective January 1, 2024. The OPUC approved an ROR of 7.24 percent, a common equity ratio of 50 percent, and an ROE of 9.5 percent.

2024 General Rate Case

In November 2024, we filed a general rate case with the OPUC, which is designed to increase overall revenue by $7.8 million, or 9.2 percent, effective September 1, 2025. The case is based on a proposed ROR of 7.67 percent with a common equity ratio of 50 percent and an ROE of 10.4 percent. Ongoing capital infrastructure investment (including replacement and expansion of natural gas distribution pipe and technology) is the main driver of the proposed increase. The OPUC has up to ten months to review the general rate case filing and issue a decision.

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

AEL&P is required to file its next general rate case by August 2027.

Avista Utilities

Purchased Gas Adjustments

PGAs are designed to pass through changes in natural gas costs to customers with little to no change in utility margin (operating revenues less resource costs) or net income. In Washington and Idaho, all costs under the PGAs are passed through to customers. In Oregon, we absorb (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in retail rates for supply to the extent not hedged. Total net deferred natural gas costs among all jurisdictions were liabilities of $9.8 million as of

AVISTA CORPORATION

September 30, 2024 and assets of $51.4 million as of December 31, 2023. This change primarily represents the collection of previously deferred natural gas costs and a decrease in natural gas prices.

Power Cost Deferrals and Recovery Mechanisms

The ERM is an accounting method used in Washington to track certain differences between actual power supply costs, net of the margin on wholesale sales of energy and sales of fuel, and the amount included in base retail rates for our customers. See the 2023 Form 10-K for a full discussion of the mechanics of the ERM and the various customer/Company sharing bands. Total net deferred power costs under the ERM were assets of $35.8 million and $37.6 million as of September 30, 2024 and December 31, 2023, respectively. These deferred power cost balances represent amounts due from customers. Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in either the rebate or surcharge direction, we must make a filing with the WUTC to adjust customer rates to return the balance to customers or recover the balance from customers, as the case may be. As of September 30, 2024, $13.1 million of the $35.8 million is still being recovered through a rate surcharge to customers over a two-year period, effective July 1, 2023, as approved by the WUTC.

The PCA mechanism in Idaho allows us to modify electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, we defer 90 percent of the difference (positive or negative) between certain actual net power supply expenses and the amount included in base retail rates for our Idaho customers. The October 1 rate adjustments recover or rebate power supply costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were a liability of $12.5 million and an asset of $7.6 million as of September 30, 2024 and December 31, 2023, respectively.

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

Total net cumulative decoupling deferrals among all jurisdictions were regulatory assets of $8.0 million as of September 30, 2024 and regulatory liabilities of $14.9 million as of December 31, 2023. Decoupling regulatory assets represent amounts due from customers. Decoupling regulatory liabilities represent amounts due to customers.

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

AVISTA CORPORATION

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The following graph shows the total change in net income for the third quarter of 2024 compared to the third quarter of 2023, as well as the factors that caused such change (dollars in millions):

Electric utility revenues increased as a result of the effects of general rate cases and customer growth, partially offset by decreased wholesale revenues as part of our resource optimization activities. Natural gas utility revenues decreased slightly primarily due to decreased wholesale revenues.

Utility resource costs decreased primarily due to decreased commodity prices. These were partially offset by increased purchased volumes of power and natural gas, as well as increased amortizations of previously deferred costs compared to the third quarter of 2023.

Utility operating expenses increased due to increased thermal generation costs, legal costs and employee medical expenses. In addition, net amortizations and deferrals associated with wildfire mitigation costs have increased, with corresponding increases to revenue which result in no impact to earnings.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Interest expense increased primarily due to increased borrowings outstanding and increased interest rates compared to 2023.

Income tax benefits decreased primarily due to the decrease in tax customer credits which offset a portion of the bill impact of rate increases included in our prior general rate cases. This decrease in tax customer credits was partially offset by the timing impact of spreading these fewer available credits over the year as a percentage of pre-tax income based on the estimated annual effective tax rate. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

The decrease in earnings related to other is primarily due to increased taxes other than income tax, as well as net investment losses recorded in the third quarter of 2024 compared to net investment gains in 2023.

AVISTA CORPORATION

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The following graph shows the total change in net income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as well as the factors that caused such change (dollars in millions):

Electric utility revenues increased as a result of the effects of general rate cases, the ERM surcharge to customers, and increased wholesale sales volumes and sales of fuel as part of our resource optimization activities. This was partially offset by decreased wholesale sale prices. Natural gas utility revenues increased primarily due to increased wholesale revenues and additional decoupling revenues associated with surcharge deferrals from lower customer use.

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

Utility operating expenses increased due to increased thermal generation costs, legal costs and employee medical expenses. In addition, net amortizations and deferrals associated with wildfire mitigation costs have increased, with corresponding increases to revenue which result in no impact to earnings.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Interest expense increased primarily due to increased borrowings outstanding during the period and increased interest rates compared to 2023.

Income tax was an expense for the nine months ended September 30, 2024, compared to a benefit for the nine months ended September 30, 2023. The change is primarily due to the decrease in tax customer credits offsetting the bill impact of rate increases included in our prior general rate cases. This decrease in tax customer credits was partially offset by the timing impact of spreading these fewer available credits over the year as a percentage of pre-tax income based on the estimated annual effective tax rate. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

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

Results of Operations - Avista Utilities

Resource Optimization

We engage in resource optimization, which involves the selection from available energy resources to serve our load obligations and the use of these resources to capture economic value through wholesale market transactions, which is intended to lower net power and natural gas supply costs. Our resource optimization transactions can take the form of physical sales and purchases of energy (natural gas or electricity), electric capacity and fuel for electric generation, as well as financial derivative contracts related to capacity, energy, fuel and fuel transportation. See our 2023 Form 10-K for further discussion of our optimization activities.

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

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Utility Operating Revenues

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended September 30, 2024 and 2023:

	Electric Customers		Natural Gas Customers
	2024	2023	2024	2023
Residential	371,427	366,053	343,101	339,843
Commercial	45,564	45,153	37,215	36,899
Interruptible	—	—	51	51
Industrial	1,168	1,177	184	185
Public street and highway lighting	740	700	—	—
Total retail customers	418,899	413,083	380,551	376,978

AVISTA CORPORATION

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30, 2024 and 2023 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $0.5 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the three months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$(1,871)	$(2,312)
Amortization of prior year decoupling deferrals (b)	3,702	4,121
Total electric decoupling revenue	$1,831	$1,809
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

Total electric revenues increased $7.7 million for the third quarter of 2024 as compared to the third quarter of 2023. The primary changes that occurred during the period were as follows:

•
A $29.6 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $22.0 million), and an increase in MWhs sold (increased revenues by $7.6 million).
o
Retail rates increased mainly due to the effects of our general rate cases.
o
Retail sales volumes increased primarily due to customer growth, including a new large industrial customer that we began serving on August 1, 2024.
•
A $23.8 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $33.5 million), partially offset by an increase in sales volumes (increased revenues $9.7 million). The change in volumes was due to increased opportunities to optimize our generation assets based on market conditions.
•
Electric decoupling revenue was consistent with the third quarter of 2023, with decreased current year rebate deferrals (due to lower use per customer), offset by decreased amortization of prior year rebate balances.
•
A $3.3 million increase in other electric revenues primarily resulting from increased REC and transmission revenues.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended September 30, 2024 and 2023 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $6.0 million and $12.5 million for the three months ended September 30, 2024 and 2023, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the three months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$2,378	$2,390
Amortization of prior year decoupling deferrals (b)	(232)	(620)
Total natural gas decoupling revenue	$2,146	$1,770
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

Total natural gas revenues decreased $0.8 million for the third quarter of 2024 as compared to the third quarter of 2023. The primary changes that occurred during the period were as follows:

•
A $2.0 million increase in natural gas retail revenues (including industrial, which is included in other) due to higher retail rates (increased revenues $2.9 million), partially offset by decreased sales volumes (decreased revenues $0.9 million). The decrease in sales volumes was primarily due to a 7 percent decrease in residential usage, resulting from warmer weather. Retail rates increased mainly due to the effects of our general rate cases and rate increases associated with the CCA.
•
A $6.1 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $8.5 million), partially offset by an increase in sales volumes (increased revenues $2.4 million). The increase in volumes is related to increased optimization opportunities.
•
A $0.4 million increase in natural gas decoupling revenues primarily due decreased amortization of prior year surcharge balances.
•
A $2.3 million increase in other gas revenues primarily due to amortizations of previously deferred CCA revenues, which began April 1, 2024.

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the three months ended September 30, 2024 and 2023 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $6.0 million and $12.5 million for the three months ended September 30, 2024 and 2023, respectively.

Total electric resource costs decreased $9.4 million for the third quarter of 2024 as compared to the third quarter of 2023. The primary changes that occurred during the period were as follows:

•
A $5.2 million decrease in power purchased due to a decrease in wholesale prices (decreased costs $14.5 million), partially offset by an increase in the volume of power purchases (increased costs $9.3 million).
•
A $7.6 million decrease in fuel for generation. This was due to a decrease in fuel prices, as well as a decrease in thermal generation compared to the third quarter of 2023.
•
A $3.0 million decrease in other fuel costs. These costs represent fuel and the related derivative instruments purchased for generation which were later sold when conditions indicated it was more economical to sell the fuel as part of the resource optimization process. When the fuel is sold either physically or through a derivative instrument, that revenue is included in sales of fuel.
•
A $6.4 million increase in other electric resource costs, primarily related to an increase in amortization of previously deferred costs, as well as an increase in the deferral of funds related to our customer assistance payment programs (low income rate assistance and demand side management).

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for the three months ended September 30, 2024 and 2023 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $0.5 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively.

Total natural gas resource costs decreased $4.1 million for the third quarter of 2024 as compared to the third quarter of 2023 primarily due to the following:

•
A $6.2 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $9.7 million), partially offset by an increase in volumes (increased costs $3.5 million).
•
A $2.1 million increase in other primarily related to an increase in deferred PGA rebates during the period, as well as an increase in amortization of previously deferred costs. The increase in PGA rebates was due to a decrease in the price of natural gas.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$316,692	$309,027	$73,522	$74,323	$(6,468)	$(13,677)	$383,746	$369,673
Resource costs	107,411	116,729	39,726	43,741	(6,468)	(13,677)	140,669	146,793
Utility margin	$209,281	$192,298	$33,796	$30,582	$—	$—	$243,077	$222,880

Electric utility margin increased $17.0 million primarily due to the effects of our general rate cases and customer growth. Natural gas utility margin increased $3.2 million primarily due to the effects of our general rate cases.

In the third quarter of 2024, we had a $3.2 million pre-tax expense under the ERM in Washington, compared to a $1.2 million pre-tax expense for the third quarter of 2023.

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

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Utility Operating Revenues

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the nine months ended September 30, 2024 and 2023:

	Electric Customers		Natural Gas Customers
	2024	2023	2024	2023
Residential	370,220	365,377	342,805	339,996
Commercial	45,803	45,200	37,348	37,033
Interruptible	—	—	51	50
Industrial	1,177	1,185	184	186
Public street and highway lighting	735	692	—	—
Total retail customers	417,935	412,454	380,388	377,265

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30, 2024 and 2023 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $3.5 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the nine months ended September 30 (dollars in thousands):

	Electric Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$302	$(4,358)
Amortization of prior year decoupling deferrals (b)	17,357	8,599
Total electric decoupling revenue	$17,659	$4,241
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

Total electric revenues increased $123.6 million for the first three quarters of 2024 as compared to the first three quarters of 2023. The primary changes that occurred during the period were as follows:

•
A $76.1 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $71.8 million), and an increase in MWhs sold (increased revenues by $4.3 million).
o
Retail rates increased mainly due to the effects of our general rate cases. The ERM surcharge to customers that commenced in July 2023 also increased retail rates.
o
Retail sales volumes increased primarily due to customer growth, including a large industrial customer that we began serving August 1, 2024.
•
An $11.1 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $34.6 million), partially offset by an increase in sales volumes (increased revenues $23.5 million). The change in volumes was due to increased opportunities to optimize our generation assets based on market conditions.

AVISTA CORPORATION

•
A $35.8 million increase in sales of fuel as part of thermal generation resource optimization activities, including associated financial hedging activities, which includes net losses on derivative instruments resulting from commodity price volatility in early 2023.
•
A $13.4 million increase in electric decoupling revenue, resulting from amortization of larger prior year rebate balances. In addition, current year deferrals were in a surcharge position, as compared to a rebate position through the first three quarters of 2023, resulting from lower usage from residential customers compared to the prior year.
•
A $9.9 million increase in other electric revenues, primarily resulting from increased transmission and REC revenues.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the nine months ended September 30, 2024 and 2023 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $11.4 million and $24.9 million for the nine months ended September 30, 2024 and 2023, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the nine months ended September 30 (dollars in thousands):

	Natural Gas Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$6,823	$(8,111)
Amortization of prior year decoupling deferrals (b)	(1,451)	(6,077)
Total natural gas decoupling revenue	$5,372	$(14,188)
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

Total natural gas revenues increased $33.2 million for the first three quarters of 2024 as compared to the first three quarters of 2023. The primary changes that occurred during the period were as follows:

•
A $2.5 million decrease in natural gas retail revenues (including industrial, which is included in other) due to decreased sales volumes (decreased revenues $11.5 million), partially offset by higher retail rates (increased revenues $9.0 million)
o
Retail natural gas sales volumes decreased primarily due to decreased use by all our customer classes, partially offset by customer growth. Compared to the first three quarters of 2023, residential use per customer decreased 6 percent, commercial use per customer decreased 1 percent due to warmer weather and decreased heating loads. Industrial use per customer decreased 12 percent.
o
Retail rates increased mainly due to the effects of our general rate cases and rate increases associated with the CCA.
•
An $8.8 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $7.9 million), and an increase in sales volumes (increased revenues $0.9 million). The increase in prices includes the impact of

AVISTA CORPORATION

financial losses in 2023 associated with our hedging activities, which nets with our wholesale revenues. Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
A $19.6 million increase in natural gas decoupling revenue primarily due to surcharge deferrals in the current year resulting from lower customer usage, compared to rebate deferrals in the prior year. There were also lower amortizations in the current year of prior year surcharges compared to the first three quarters of 2023.

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the nine months ended September 30, 2024 and 2023 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $11.4 million and $24.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Total electric resource costs increased $63.0 million for the first three quarters of 2024 as compared to the first three quarters of 2023. The primary changes that occurred during the period were as follows:

•
A $26.6 million increase in purchased power costs due to an increase in wholesale prices (increased costs $17.3 million), and an increase in the volume of power purchases (increased costs $9.3 million). In mid-January 2024, our service territory experienced much colder than normal weather, requiring purchases at a time when wholesale prices were substantially elevated due to capacity constraints in our region.
•
A $6.6 million increase in fuel for generation primarily due to financial gains recognized in the first quarter of 2023 associated with our hedging activities, which net with our physical purchases, as well as increased thermal generation as compared to the prior year, because of higher sales volumes (retail and wholesale activities combined).
•
A $32.8 million increase in other electric resource costs related to an increase in amortization of previously deferred costs, and an increase in deferred benefits related to current year power supply costs. There was also an increase in the deferral of funds related to our customer assistance payment programs (low income rate assistance and demand side management).

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for the nine months ended September 30, 2024 and 2023 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $3.5 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Total natural gas resource costs increased $19.9 million for the first three quarters of 2024 as compared to the first three quarters of 2023 primarily due to the following:

•
A $68.1 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $66.7 million), and a decrease in volumes (decreased costs $1.4 million). The decrease in the price of natural gas occurred primarily in the first quarter of 2024 due to milder weather (other than a specific January cold event).
•
An $88.0 million increase in other primarily related to a decrease in deferred costs during the period, as well as an increase in amortization of previously deferred costs. Deferred costs decreased during the period due to lower natural gas prices, mainly in the first quarter of 2024.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Electric		Natural Gas		Intracompany		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$973,059	$849,454	$411,379	$378,242	$(14,942)	$(29,277)	$1,369,496	$1,198,419
Resource costs	364,798	301,764	226,446	206,460	(14,942)	(29,277)	576,302	478,947
Utility margin	$608,261	$547,690	$184,933	$171,782	$—	$—	$793,194	$719,472

Electric utility margin increased $60.6 million primarily due to the effects of general rate cases and customer growth. Natural gas utility margin increased $13.2 million, primarily due to the effects of general rate cases.

In the first three quarters of 2024 and 2023, we had a $7.8 million pre-tax expense under the ERM in Washington.

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

Results of Operations - Alaska Electric Light and Power Company

Net income for AEL&P was less than $0.1 million for the three months ended September 30, 2024 and $0.3 million for the three months ended September 30, 2023. For the first three quarters of 2024, net income was $5.1 million, compared to $5.7 million in 2023. The decrease in net income resulted from increased operating expenses.

Results of Operations - Other Businesses

Our other businesses had a net loss of $1.4 million for the three months ended September 30, 2024 compared to net income of $0.9 million for the three months ended September 30, 2023. Net losses were $3.5 million for the first three quarters of 2024, compared to a net loss of $2.6 million in 2023.

The fluctuation in results is primarily related to higher net investment losses due to changes in fair value and recognizing our portion of equity investment losses.

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

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the nine months ended September 30, 2024. See the 2023 Form 10-K for further discussion.

As of September 30, 2024, we had $212.3 million of available liquidity under the Avista Corp. committed line of credit, $43.0 million of available liquidity under our letter of credit facility, and $20.7 million under the AEL&P committed line of credit. With our existing credit facilities and the expected issuances of common stock and long-term debt within the next year, we believe we have adequate liquidity to meet our needs for the next 12 months.

In April 2024, we closed on the remarketing of $66.7 million and $17.0 million of the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds due in 2032 and 2034, respectively. The proceeds from the remarketing of these bonds were used to repay borrowings under our committed line of credit.

Review of Condensed Consolidated Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $444.2 million for the nine months ended September 30, 2024, compared to $393.3 million for the nine months ended September 30, 2023. Contributing to the increase are power and natural gas deferrals being amortized and recovered from customers in the nine months ended September 30, 2024, compared to large deferrals in the nine months ended September 30, 2023. The net impact of these deferrals on operating cash flows was a $111.5 million increase in 2024 compared to 2023. The change in accounts payable balances during the period also contributed $63.5 million to the increased operating cash flows, as there were large balances paid during the first half of 2023 associated with elevated commodity prices at the

AVISTA CORPORATION

end of 2022. These increases were partially offset by a $126.6 million decrease in collateral returned related to our derivative instruments and a $52.2 million decrease related to the change in accounts receivable, both of which were also impacted by elevated commodity prices at the end of 2022.

Investing Activities

Net cash used in investing activities was $410.0 million for the nine months ended September 30, 2024, compared to $368.6 million for the nine months ended September 30, 2023. We paid $405.4 million for utility capital expenditures in 2024, compared to $359.3 million in 2023.

Financing Activities

Net cash used in financing activities was $60.1 million for the nine months ended September 30, 2024, compared to net cash used of $29.5 million for the nine months ended September 30, 2023. In the first three quarters of 2024, we issued $83.7 million of long-term debt, compared to $250.0 million in the first three quarters of 2023. We also decreased our short-term borrowings by $61.8 million in the nine months ended September 30, 2024, compared to $241.5 million in the nine months ended September 30, 2023. In addition, we issued $35.7 million of common stock and paid $112.5 million in dividends in the nine months ended September 30, 2024, compared to issuing common stock of $88.2 million and paying $105.2 million in dividends in 2023.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$23,037	0.4%	$22,890	0.4%
Short-term borrowings	287,250	5.2%	349,000	6.3%
Long-term debt to affiliated trusts	51,547	0.9%	51,547	0.9%
Long-term debt and leases	2,700,453	48.3%	2,618,012	47.4%
Total debt	3,062,287	54.8%	3,041,449	55.0%
Total shareholders’ equity	2,528,088	45.2%	2,485,323	45.0%
Total	$5,590,375	100.0%	$5,526,772	100.0%

Our shareholders’ equity increased $42.8 million during the first three quarters of 2024 primarily due to net income and the issuance of common stock, which was partially offset by dividends paid.

Short Term Borrowings

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $500 million and an expiration date of June 2028, with the option to extend for an additional one year period (subject to customary conditions).

We also have a continuing letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

In December 2022, we entered into a revolving credit agreement in the amount of $100 million, which was terminated in June 2023.

The following table summarizes the balances outstanding and available liquidity as of September 30, 2024 (dollars in thousands):

	Amount of Facility	Borrowings Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of Credit expiring June 2028	$500,000	$283,000	$4,700	$212,300
Letter of Credit Facility	50,000	N/A	7,000	43,000
Total	$550,000	$283,000	$11,700	$255,300

AVISTA CORPORATION

(1)
Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenant and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of September 30, 2024, we complied with this covenant with a ratio of 54.8 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2024	2023
$500 million line of credit, expiring June 2028
Maximum balance outstanding during the period	$349,000	$334,500
Average balance outstanding during the period	256,226	239,073
Average interest rate during the period	6.44%	5.91%
Average interest rate at end of the period	6.13%	6.24%
$100 million line of credit, terminated June 2023
Maximum balance outstanding during the period (1)	N/A	15,000
Average balance outstanding during the period (1)	N/A	283
Average interest rate during the period (1)	N/A	7.75%

(1) Amounts for the period are through the termination date of June 8, 2023.

AEL&P

AEL&P has a $25.0 million committed line of credit that expires in June 2028. As of September 30, 2024, there was $4.3 million outstanding under this committed line of credit, and $20.7 million of available liquidity.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2024, AEL&P complied with this covenant with a ratio of 47.8 percent.

As of September 30, 2024, Avista Corp. and its subsidiaries complied with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding our short-term borrowing arrangements.

Liquidity Expectations

During April 2024, we remarketed revenue bonds previously held by us, resulting in an additional $83.7 million of long-term debt. We do not expect to issue any additional long-term debt in 2024. We expect to issue $70 million of common stock in 2024 (including $35.7 million issued through September 30, 2024).

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure, and expect Avista Utilities' capital expenditures to be about $515 million in 2024. We expect Avista Utilities' capital expenditures to be $525 million in 2025, $575 million in 2026, and $600 million in 2027. See the 2023 Form 10-K for further information on our expected capital expenditures.

AVISTA CORPORATION

Pension Plan

Avista Utilities

In the nine months ended September 30, 2024, we contributed $10.0 million to the pension plan, and do not expect further contributions in 2024. We expect to contribute a total of $40.0 million to the pension plan in the period 2025 through 2028, with an annual contribution of $10.0 million.

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

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the nine months ended September 30, 2024 except as follows:

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

AVISTA CORPORATION

Washington Climate Commitment Act

The CCA, and its implementing regulations, established a cap and trade program to reduce GHG emissions and achieve the GHG limits previously established under state law. The final rules implement a cap on emissions, provide mechanisms for the sale and tracking of tradable emissions allowances and establish additional compliance and accountability measures. The state issues allowances necessary to serve our Washington retail electric load; off-system wholesale sales may result in additional obligation costs. The CCA also has direct impacts on our Idaho electric operations as it applies to power that is delivered in Washington but is allocated to Idaho customers (wholesale sales) or power generated in Washington that is delivered to Idaho customers. Annually, the model and its resulting calculations must be certified by an independent third party and submitted to the Washington Department of Ecology (Ecology) for approval. If the independent third party or Ecology disagrees with the approach or any of the calculations, it could result in a change to the number of allowances needed for compliance and could result in changes to anticipated costs for our electric operations. For Washington electric, we are allowed to defer any incremental costs associated with the CCA in accordance with our regulatory accounting order; however, in Idaho we are not allowed to pass any costs associated with CCA compliance to Idaho customers. See "Note 15 of the Notes to Condensed Consolidated Financial Statements" for further discussion of the CCA costs associated with our electric operations and impacts on our financial results.

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

We continue to analyze each of these rules to assess the impact, if any, it may have on our existing generating units, including Colstrip and/or our natural gas-fired generating units. A substantial number of legal challenges have been filed regarding these rules. At this time, we do not believe the implementation of these rules will impact our agreement to transfer our Colstrip ownership to NorthWestern, which is planned to close on December 31, 2025.

In anticipation of a 2027 compliance date, Talen, as operator of Colstrip, has proposed that the owners begin design and engineering work on emission control technology that would ensure compliance with the rule. That work is anticipated to begin in 2024 and continue through completion of the project in 2027. We are currently in discussions with NorthWestern regarding how our potential share of the costs for this work should be allocated.

Along with the other owners (including the operator), we have assessed the CCR Rule and believe there will not be a material change to our asset retirement obligation for Colstrip.

See the 2023 Form 10-K for further discussion of our environmental issues and contingencies.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2023 Form 10-K and have not materially changed during the nine months ended September 30, 2024. See the 2023 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the nine months ended September 30, 2024. Refer to the 2023 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2023.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of September 30, 2024 and December 31, 2023 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2023 Form 10-K for further information. As of September 30, 2024, we had interest rate swap derivatives outstanding with a notional amount totaling $10.0 million and we had no cash deposited as collateral and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at September 30, 2024, the amounts we would be required to post for additional collateral are immaterial.

AVISTA CORPORATION

As of September 30, 2024, we had cash deposited as collateral of $24.8 million and letters of credit of $7.0 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” in the 2023 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2024 (including contracts considered derivatives and those considered non-derivatives), we would potentially be required to post the following additional collateral (in thousands):

September 30, 2024
Additional collateral taking into account contractual thresholds	$26,140
Additional collateral without contractual thresholds	48,500

Energy Commodity Risk

Our energy commodity risks have not materially changed during the nine months ended September 30, 2024. See the 2023 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2024 expected to be delivered in each respective year (dollars in thousands). There are no expected deliveries of energy commodity derivatives after 2027.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2024	$298	$—	$(8,239)	$(10,110)	$2,626	$3,746	$(2,383)	$(1,336)
2025	—	—	(15,980)	(11,923)	5,065	3,062	(4,630)	(1,084)
2026	—	—	(6,273)	(2,311)	—	—	—	—
2027	—	—	(1,121)	(148)	—	—	—	—

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without

AVISTA CORPORATION

limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2024.

There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

AVISTA CORPORATION
(Registrant)

Date:	November 5, 2024	/s/ Kevin J. Christie
Kevin J. Christie
Senior Vice President, Chief Financial Officer, Treasurer and Regulatory Affairs Officer (Principal Financial Officer)