Form 10-K
period 2024-12-31
AVISTA CORP
filed 2025-02-26
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024 OR

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

The aggregate market value of the Registrant’s outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $2,723,880,269 based on the last reported sale price thereof on the consolidated tape on June 30, 2024.

As of January 31, 2025, 80,126,259 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

Documents Incorporated By Reference

Document	Part of Form 10-K into Which Document is Incorporated

Proxy Statement to be filed in connection with the annual meeting of shareholders to be held on May 8, 2025.

Prior to such filing, the Proxy Statement was filed in connection with the annual meeting of shareholders held on May 1, 2024.

Part III, Items 10, 11, 12, 13 and 14

AVISTA CORPORATION

i

AVISTA CORPORATION

AVISTA CORPORATION

* = not an applicable item in the 2024 calendar year for Avista Corp.

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

AVISTA CORPORATION

Forward-Looking Statements

From time to time, we make forward-looking statements such as statements regarding projected or future:

•
financial performance;
•
cash flows;
•
capital expenditures;
•
dividends;
•
capital structure;
•
other financial items;
•
strategic goals and objectives;
•
business environment; and
•
plans for operations.

These statements are based upon underlying assumptions (many of which are based, in turn, upon further assumptions). Such statements are made both in our reports filed under the Securities Exchange Act of 1934, as amended (including this Annual Report on Form 10-K), and elsewhere. Forward-looking statements are all statements except those of historical fact including, without limitation, those identified by the use of words that include “will,” “may,” “could,” “should,” “intends,” “plans,” “aspires,” “assumes,” “targets,” “seeks,” “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “predicts,” and similar expressions.

Forward-looking statements (including those made in this Annual Report on Form 10-K) are subject to a variety of risks, uncertainties and other factors. Most of these factors are beyond our control. Any of these factors may have a significant effect on our operations, results of operations, financial condition or cash flows, and could cause actual results to differ materially from those anticipated in our statements. Such risks, uncertainties and other factors include, among others:

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
•
severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, earthquakes, floods, extreme temperature events, snow and ice storms that could disrupt energy generation, transmission and distribution, as well as the availability and costs of fuel, materials, equipment, supplies and support services;
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

Climate Change Risk

•
increasing frequency and intensity of severe weather or natural disasters resulting from climate change that could disrupt energy generation, transmission and distribution, as well as the availability and costs of fuel, materials, equipment, supplies and support services;

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
•
increasing costs due to potential tariffs applied to energy commodities and/or equipment and materials.

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

As of December 31, 2024, we have two reportable business segments as follows:

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

Total Avista Corp. shareholders’ equity was $2.6 billion as of December 31, 2024, which includes a $139 million investment in Avista Capital and a $123 million investment in AERC.

See “Note 24 of the Notes to Consolidated Financial Statements” for information with respect to the operating performance of each business segment (and other subsidiaries).

Human Capital

On December 31, 2024, Avista Utilities employed 1,950 individuals with bargaining unit employees comprising 36 percent of our overall workforce.

Our approach to people is a critical strategy to inspire engaged and thriving employees by empowering a high-performing organization where employees are valued, respected and have opportunities to grow. Among other things, this strategy supports hiring talented people and equipping them with capabilities, tools and a culture that empowers them to pursue great ideas – ideas that engage the imagination, stretch us all and ensure we continue to provide exemplary and cost-effective service. Focus areas for this strategy strive to:

•
Strengthen employee attraction, engagement, and retention, while building a sense of community and purpose,
•
Ensure safety and well-being through innovative programs, best practices, tools, and technology,
•
Expand innovation disciplines, capabilities, and mindsets with cross-departmental interactions and external networks to build the utility of the future.

The following is an overview of some of our key human capital initiatives intended to inspire engaged and thriving employees and other stakeholders, such as our customers and business partners.

AVISTA CORPORATION

Employee Attraction, Development and Retention

We strive to hire and retain talented people who are innovative and skilled so we can continue to provide safe, reliable and affordable service to our customers and advance the Company at the same time. We are focused on innovative recruiting and educational outreach to organizations and schools to create greater awareness of the variety of career opportunities available in our industry and at the Company. We continue to think creatively about how we reach out to our communities regarding employment opportunities, with a goal of attracting talented individuals who can ultimately help advance the Company's objectives.

Continuous learning plays a large part in fostering collaboration and innovation among our employees and is pervasive throughout the Company. Development opportunities are created to prepare our employees at all levels to ensure they have the skills, knowledge and experience to perform today and well into the future. Keeping our workforce equipped to succeed is imperative to meet the emerging challenges that lay ahead. We develop training that is relevant, necessary and in demand for our organization. Training is delivered through instructor-led courses, self-service topics, computer-based learning modules, and field-based, hands-on workshop models covering the range of our operations. Training programs include craft apprenticeship programs, engineering development programs, leadership development, communication skills, cross-functional learning and other topics. We also provide opportunities for our employees to attend industry events and certification programs, courses or programs offered through energy-related organizations such as the Western Energy Institute, the American Gas Association and the Edison Electric Institute, as well as through our local colleges and universities.

Workplace Safety

Safety and well-being are an essential part of our Company’s mission and a key strategy to support our employees through innovative programs, best practices, tools and technology. A variety of programs and initiatives are in place to help employees complete their work safely through heightened vigilance, hazard recognition, defensive strategies, lessons learned, human and organizational performance and other tools intended to ensure resilience in varying and unpredictable conditions. We work with our employees to reinforce personal responsibility regarding safety and health, and to implement measures to create and maintain a safe work environment.

AVISTA UTILITIES

General

At the end of 2024, Avista Utilities supplied retail electric service to approximately 422,000 customers and retail natural gas service to approximately 383,000 customers across its service territory. Avista Utilities' service territory covers 30,000 square miles with a population of 1.7 million.

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

AVISTA CORPORATION

•
electric loads at various points in time (ranging from intra-hour to multiple years) based on, among other things, estimates of customer usage and weather, historical data, contract terms, and emerging trends and climate modeling results,
•
resource availability at these points in time based on, among other things, fuel choices and fuel markets, estimates of snowpack and streamflows, availability of generating units, historic and forward market information, contract terms and experience, and
•
carbon costs associated with emission reduction legislation and policy.

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

Avista Utilities' generation assets are interconnected through the regional transmission system and are operated on a coordinated basis to enhance load-serving capability and reliability. We acquire both long-term and short-term transmission capacity to facilitate our energy and capacity transactions. We provide transmission and ancillary services in eastern Washington, northern Idaho and western Montana.

Electric Requirements

Avista Utilities' peak electric native load requirement for 2024 was 1,869 MW, which occurred on January 13, 2024. In 2023, our peak electric native load was 1,809 MW, which occurred during the summer, and in 2022, it was 1,860 MW, which occurred during the winter.

Electric Resources

Avista Utilities has a diverse electric resource mix of Company-owned and contracted hydroelectric, thermal, wind and solar generation facilities, and other contracts for power purchases and exchanges. As of December 31, 2024, Avista Utilities' electric generation resource mix (including contracts for power purchases) was approximately 44 percent hydroelectric, 43 percent thermal and 13 percent other renewables. See “Item 2. Properties” for detailed information on Company-owned generating facilities and a detailed list of our PPAs.

Hydroelectric Resources

Avista Utilities owns and operates Noxon Rapids and Cabinet Gorge on the Clark Fork River and six smaller hydroelectric projects on the Spokane River. Hydroelectric generation is typically our lowest cost source per MWh of electric energy and the availability of hydroelectric generation has a significant effect on total power supply costs. Under normal streamflow and operating conditions, we estimate that we would be able to meet approximately one-half of our total average electric requirements (both retail and long-term wholesale) with the combination of our hydroelectric generation and long-term hydroelectric purchase contracts (including those with certain PUDs in the state of Washington and Columbia Basin Hydropower). Our estimate of normal annual hydroelectric generation for 2025 (including resources purchased under long-term hydroelectric contracts with certain PUDs) is 621.5 aMW (or 5.44 million MWhs).

See “Item 2. Properties - Avista Utilities” for the present generating capabilities of the above hydroelectric resources.

AVISTA CORPORATION

The following graph shows Avista Utilities' hydroelectric generation (in thousands of MWhs) during the year ended December 31:

Hydroelectric Generation
6,000
5,000
4,000
3,000
2,000
1,000
0
(in thousands of MWhs)
4,162
4,008
5,245
2024
2023
2022
Long-term hydroelectric contracts
Spokane River Projects
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

Thermal Resources

Avista Utilities owns the following thermal generating resources:

•
the combined cycle natural gas-fired CT, known as Coyote Springs 2, located near Boardman, Oregon,
•
a 15 percent interest in Units 3 and 4 of Colstrip, a coal-fired boiler generating facility located in southeastern Montana. We have an agreement to transfer our ownership to NorthWestern at the end of 2025; see “Note 22 of the Notes to Consolidated Financial Statements” for discussion of our Colstrip agreement with NorthWestern,
•
a wood waste-fired boiler generating facility known as the Kettle Falls GS in northeastern Washington,
•
a two-unit natural gas-fired CT generating facility in northeastern Spokane (Northeast CT),
•
a two-unit natural gas-fired CT generating facility in northern Idaho (Rathdrum CT), and
•
two small natural gas-fired generating facilities (Boulder Park GS and Kettle Falls CT).

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

In addition to the resources we own listed above, we have a PPA for the output from the Lancaster Plant through December 31, 2041. The Lancaster Plant is a 270 MW natural gas-fired combined cycle combustion turbine plant located in northern Idaho, owned by an unrelated third-party. Under the terms of the PPA, we make the dispatch decisions, provide all natural gas fuel and receive all electric energy output. Therefore, we consider the Lancaster Plant to be a baseload resource. See “Note 5 of the Notes to Consolidated Financial Statements” for further discussion of this PPA.

See "Natural Gas Operations - Natural Gas Supply" for information regarding our supply of natural gas for both fuel and delivery to natural gas customers.

See “Item 2. Properties - Avista Utilities” for the present generating capabilities of the above thermal resources.

The following graph shows Avista Utilities' thermal generation (in thousands of MWhs) during the year ended December 31:

Wind Resources

We have exclusive rights to the capacity of Palouse Wind, a wind generation project developed, owned and managed by an unrelated third-party and located in Whitman County, Washington. Under the PPA, we purchase the power and renewable attributes produced by the project at a fixed price per MWh with a fixed escalation of the price over the term of the agreement. We have an annual option to purchase the wind project, which we have not exercised. The purchase price is a fixed price per KW of in-service capacity with a fixed decline in the price per KW over the remaining term of the PPA.

AVISTA CORPORATION

We have exclusive rights to the capacity of Rattlesnake Flat Wind project developed, owned and managed by an unrelated third party and located in Adams County, Washington. We purchase the power and renewable attributes produced by the project at a fixed price per MWh with a fixed escalation of the price over the term of the agreement.

See “Item 2. Properties” for a detailed list of our PPAs.

Solar Resources

We have exclusive rights to the capacity of the Lind Solar Farm, a solar generation project developed, owned and managed by an unrelated third-party and located in Lind, Washington. Under a PPA, we purchase the power and renewable attributes produced by the project at a fixed price per MWh.

See “Item 2. Properties” for a detailed list of our PPAs.

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

See “Avista Utilities Electric Operating Statistics – Electric Operations” below for annual quantities of purchased power, wholesale power sales and power from exchanges in 2024, 2023 and 2022. See “Electric Operations” above for additional information on the use of wholesale purchases and sales as part of our resource optimization process and see “Future Resource Needs” below for the magnitude of these power purchase and sales contracts in future periods.

Regional Capacity Issues

Purchases of capacity and energy at any time are dependent upon the availability of excess capacity in the west region at that time. Many coal-fired electric generating stations throughout the western United States are scheduled for retirement in the next several years. Depending upon a variety of factors, these retirements could have an impact upon the availability and price of purchased power in, and the dynamics of, the market in which we conduct our wholesale purchases and sales. After December 31, 2025, we are prohibited by Clean Energy Transformation Act (CETA) from using energy produced by coal-fired plants to serve our retail customers in Washington. We entered into an agreement with NorthWestern to transfer our interest in Colstrip at the end of 2025. To the extent necessary, we will obtain energy produced by other regional resources. See “Item 7. Management's Discussion and Analysis – Environmental Matters and Contingencies – Climate Change – Washington Legislation and Regulatory Actions – Clean Energy Transformation Act” and “Colstrip.”

In addition to retirement of coal-fired generating stations, some hydroelectric and other generation plants in the region are being considered for possible closure due to environmental and other concerns. The reduction of regional generating capacity will have to be offset by the addition of new generating resources and energy storage facilities.

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

AVISTA CORPORATION

The FERC grants hydroelectric licenses, and relicenses, only after a multi-year process involving public hearings and input from multiple federal, state and local government agencies, tribes, non-governmental organizations, private landowners and other stakeholders. The FERC must find that the proposed project will be best adapted to a comprehensive plan for the waterway, taking into account the needs of power development, fish and wildlife, irrigation, flood control, water supply, recreation and other competing uses, and licenses (and relicenses) must be conditioned on appropriate protection, mitigation and enhancement measures.

Generally, upon the expiration of a license, (1) the FERC could grant a new licenses upon terms determined at that time, (2) the United States could take over the project, or the FERC could issue a new license to a new licensee, upon payment to the licensee of the lesser of the licensee's "net investment" in, or the "fair value" of, the project, plus severance damages, or (3) under the FERC's interpretation of the FPA, the FERC could order the decommissioning of the project. There is no assurance that any existing license will be renewed upon its expiration or, if renewed, that the renewal would be without significant modifications.

Future Resource Needs

Avista Utilities has operational strategies to provide sufficient resources to meet our energy requirements under a range of operating conditions. These operational strategies consider the amount of energy needed, which varies because of the factors that influence demand over intra-hour, hourly, daily, monthly and annual durations. Our average hourly load was 1,117 aMW in 2024, 1,115 aMW in 2023 and 1,142 aMW in 2022.

The following graph shows our forecast of our average annual energy requirements and our available resources for 2025 through 2028, as included in our 2025 Electric IRP:

(1)
Forecast system load does not include the addition of large load customers, which could increase system load and require additional resources, as contemplated in our 2025 Electric IRP.
(2)
Estimated available energy production from Company-owned Boulder Park GS, Kettle Falls CT, Northeast CT and Rathdrum CT resources.
(3)
Other contracts for power purchases includes power purchase agreements for solar and wind energy.
(4)
The forecast assumes near normal hydroelectric generation.

AVISTA CORPORATION

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

In December 2024, we filed our 2025 Electric IRP with the WUTC and the IPUC.

Highlights of the 2025 Electric IRP include the following expectations and/or assumptions:

•
Due to customer growth and loss of capacity resources, the Company will need to acquire additional electricity generation to serve peak loads. Our preferred resource strategy calls for the addition of approximately 490 MW of generating capacity by 2030 and a total of approximately 950 MW to be added through 2035.
•
Customer energy demand is expected to grow an average of 0.9 percent per year over the next 20 years and an average of winter peak demand by 1.12 percent per year over the next 20 years.
•
The 66 MW Northeast CT will be retired in 2030.
•
Energy efficiency reduces future demand growth by 32 percent over 20 years.
•
Demand response programs reduce peak demand by up to 4 percent.
•
Identifies the proposed North Plains Connector transmission line as a preferred resource alternative along with other transmission upgrades in the inland northwest.
•
We are projected to exceed CETA's requirements to be greenhouse gas neutral with Washington's electric supply by 2030.
•
Meeting CETA's 2045 targets will require significant energy transformation including maintaining our existing hydroelectric system and acquiring new energy resources which could include using hydrogen-based fuels, wind, solar and nuclear, and will include long term energy storage.

We are subject to the Washington State Energy Independence Act, which requires us to obtain a portion of our electricity from qualifying renewable resources or through purchase of RECs and acquiring all cost effective energy efficiency measures. Future generation resource decisions will be affected by legislation for restrictions on greenhouse gas emissions and renewable energy requirements.

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

AVISTA CORPORATION

from regulatory agencies. See the discussion under “Electric Resources” for more information on our existing clean electricity sources and efforts to achieve these goals. See “Item 7. Management’s Discussion and Analysis of Financial Condition – Environmental Issues and Contingencies” for further discussion on clean energy, including applicable regulations.

Wildfire Resiliency Plan

We have a wildfire resiliency plan focused on four primary areas: transmission and distribution system hardening, enhanced vegetation management, situational awareness, and operations and response.

Grid hardening involves investing in electric infrastructure to reduce spark-ignition outage events and to protect critical assets from the impact of wildfires at the distribution level, including replacing wood crossarms with fiberglass, replacing small wire, adding protective devices, undergrounding, and more. We also invest at the transmission level, replacing wood poles with steel or wrapping them with a fire-resistant protective cover in high fire risk areas. We are also developing an enhanced grid hardening program which may involve undergrounding high fire risk sections of the distribution system.

Enhanced vegetation management involves risk tree inspection in non-urban areas, the addition of digital data collection, fuel reduction partnerships, and safe tree programs. We also had a third-party study the effectiveness of this program and the preferred inspection cycle.

Situational awareness is designed to help us identify and respond to risk, including the fire risk maps, a fire weather dashboard, and installation of wildfire identification cameras and localized weather stations.

Operations and response measures are focused on automating our system to allow remote control and operation of key equipment including fire safety mode automation devices as well as fire safety mode and Public Safety Power Shutoff operations during critical fire weather, as well as expedited response agreements and other partnerships and relationships with external agencies such as first responders.

In 2024, we spent $34 million in capital and $18 million in operating expenses on wildfire resiliency and we expect similar levels of expenditures in 2025. The IPUC and WUTC approved deferral and recovery of certain operating expenses of the wildfire resiliency plan, and we will continue to seek recovery of costs in future rate filings.

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

AVISTA CORPORATION

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

We have several contracts for RNG to purchase an expected output of approximately 9.7 million therms annually from various projects.

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

AVISTA CORPORATION

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

Our rates for retail electric and natural gas services (other than specially negotiated retail rates for industrial or large commercial customers, which are subject to regulatory review and approval) are generally determined on a “cost of service” basis. Retail rates are designed to provide an opportunity to recover allowable operating expenses and earn a return of and a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred income taxes and other items and subject to possible reduction to the extent that a regulatory commission finds that part of an investment was imprudent. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and write-offs as authorized/ordered by the utility commissions. Our operating expenses and rate base are allocated or directly assigned to five regulatory jurisdictions: electric in Washington and Idaho, and natural gas in Washington, Idaho and Oregon. In general, requests for new retail rates are made based on revenues, operating expenses and net investment for a test year that ended prior to the date of the request, subject to possible adjustments, which differ among the various jurisdictions, designed to reflect the expected revenues,

AVISTA CORPORATION

operating expenses and net investment during the period new retail rates will be in effect. The retail rates approved by the state commissions in a rate proceeding may not provide sufficient revenues to provide recovery of costs and a reasonable return on investment for a number of reasons, including, but not limited to, ongoing capital expenditures and unexpected changes in revenues and expenses following the time new retail rates are requested in the rate proceeding (known as “regulatory lag”), the denial by the commission of recovery, or timely recovery, of certain expenses or investment and the limitation by the commission of the authorized return on investment.

Our rates for wholesale electric sales and electric transmission services, as well as certain natural gas transportation services, are based on either “cost of service” principles or market-based rates as set forth by the FERC. See “Notes 1, 13 and 23 of the Notes to Consolidated Financial Statements” for additional information about regulation (including power cost deferrals, purchased gas adjustments and decoupling mechanisms), depreciation and deferred income taxes.

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

See “Item 7. Management’s Discussion and Analysis – Competition” for further information, as well as "Note 22 of the Notes to Consolidated Financial Statements" for discussion of a complaint filed with the FERC regarding transmission planning.

Regional Transmission Planning

Beginning with FERC Order No. 888 and continuing with subsequent rulemakings and policies, the FERC has encouraged better coordination and operational consistency aimed to capture efficiencies that might otherwise be gained through the formation of a Regional Transmission Organization or an independent system operator.

We meet our FERC requirements to coordinate transmission planning activities with other regional entities through NorthernGrid. Launched in 2020, NorthernGrid is an association of all major transmission providers throughout the Pacific Northwest and Intermountain West, with facilities in California, Idaho, Montana, Oregon, Utah, Washington and Wyoming. Through our participation in NorthernGrid, we meet the regional transmission planning requirements of FERC Order Nos. 890 and 1000, and follow-on orders. NorthernGrid and its members also work with other western organizations, including WestConnect and the California Independent System Operator (CAISO), to address broader interregional planning. Neither the costs nor requirements of participating in NorthernGrid’s coordinated transmission planning activities are expected to materially impact our operations or financial performance.

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

Vulnerability to Cyberattack

The energy sector, including electric and natural gas utility companies, has become the subject of cyberattacks with increased frequency and we, along with other utility companies, are the target of these frequent attacks.

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

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2024	2023	2022
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Millions):
Residential	$473	$425	$415
Commercial	369	344	339
Industrial	131	110	108
Public street and highway lighting	9	8	7
Total retail	982	887	869
Wholesale	225	250	179
Sales of fuel	13	(26)	84
Other	58	49	46
Alternative revenue programs	23	12	(32)
Total electric operating revenues	$1,301	$1,172	$1,146
ENERGY SALES (Thousands of MWhs):
Residential	4,018	4,020	4,154
Commercial	3,166	3,160	3,201
Industrial	1,785	1,671	1,699
Public street and highway lighting	17	17	17
Total retail	8,986	8,868	9,071
Wholesale	3,740	3,468	3,094
Total electric energy sales	12,726	12,336	12,165
ENERGY RESOURCES (Thousands of MWhs):
Hydroelectric generation (from Company facilities)	3,168	3,024	3,930
Thermal generation (from Company facilities)	4,995	5,084	4,055
Purchased power	4,965	5,121	5,065
Power exchanges	(14)	(421)	(385)
Total power resources	13,114	12,808	12,665
Energy losses and Company use	(388)	(472)	(500)
Total energy resources (net of losses)	12,726	12,336	12,165
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	371,076	366,450	361,564
Commercial	45,794	45,341	44,550
Industrial	1,175	1,188	1,193
Public street and highway lighting	739	690	681
Total electric retail customers	418,784	413,669	407,988
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	10,827	10,971	11,487
Revenue per KWh (in cents)	11.78	10.58	9.99
Annual revenue per customer (in dollars)	$1,276	$1,160	$1,147
AVERAGE HOURLY LOAD (aMW)	1,117	1,115	1,142

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2024	2023	2022
RETAIL NATIVE LOAD at time of system peak (MW):
Winter	1,869	1,771	1,860
Summer	1,831	1,809	1,810
COOLING DEGREE DAYS: (1)
Spokane, WA
Actual	903	811	758
Historical average	596	585	568
% of average	152%	139%	133%
HEATING DEGREE DAYS: (2)
Spokane, WA
Actual	5,875	6,012	6,811
Historical average	6,569	6,557	6,560
% of average	89%	92%	104%

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

AVISTA CORPORATION

AVISTA UTILITIES NATURAL GAS OPERATING STATISTICS

	Years Ended December 31,
	2024	2023	2022
NATURAL GAS OPERATIONS
OPERATING REVENUES (Dollars in Millions):
Residential	$317	$326	$284
Commercial	163	164	140
Interruptible	9	13	6
Industrial	4	4	4
Total retail	493	507	434
Wholesale	61	55	133
Transportation	11	8	9
Other	29	8	8
Alternative revenue programs	12	(7)	(2)
Total natural gas operating revenues	$606	$571	$582
THERMS DELIVERED (Thousands of Therms):
Residential	217,808	225,665	242,452
Commercial	137,972	138,719	147,059
Interruptible	20,682	20,158	14,166
Industrial	4,347	4,914	5,606
Total retail	380,809	389,456	409,283
Wholesale	271,803	262,188	280,154
Transportation	178,236	165,066	171,785
Interdepartmental and Company use	391	413	618
Total therms delivered	831,239	817,123	861,840
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	343,267	340,655	337,073
Commercial	37,353	37,193	36,753
Interruptible	52	50	44
Industrial	185	187	188
Total natural gas retail customers	380,857	378,085	374,058
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (therms)	635	662	719
Revenue per therm (in dollars)	$1.46	$1.44	$1.17
Annual revenue per customer (in dollars)	$925	$956	$844
HEATING DEGREE DAYS: (1)
Spokane, WA
Actual	5,875	6,012	6,811
Historical average	6,569	6,557	6,560
% of average	89%	92%	104%
Medford, OR
Actual	3,963	4,295	4,408
Historical average	4,282	4,248	4,248
% of average	93%	101%	104%
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

AVISTA CORPORATION

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

The Snettisham hydroelectric project is owned by the Alaska Industrial Development and Export Authority (AIDEA), a public corporation of the State of Alaska. AIDEA issued revenue bonds in 1998 (which were refinanced in 2015) to finance its acquisition of the project. These bonds were outstanding in the amount of $39 million as of December 31, 2024 and mature in January 2034. AEL&P has a PPA and operating and maintenance agreement with the AIDEA to operate and maintain the facility. This PPA is a take-or-pay obligation, expiring in December 2038. AIDEA's bonds are payable solely out of the revenues received under the PPA. Amounts payable by AEL&P under the PPA are equal to the required debt service on the bonds plus operating and maintenance costs.

This PPA is a finance lease and, as of December 31, 2024, the finance lease obligation was $39 million. Snettisham Electric Company, a non-operating subsidiary of AERC, has the option to purchase the Snettisham project at any time for a price equal to the principal amount of the bonds outstanding at that time. See “Note 5 of the Notes to Consolidated Financial Statements” for further discussion of the Snettisham finance lease obligation.

AEL&P has 107.5 MW of diesel generating capacity from four facilities to provide back-up service to firm customers when necessary.

The following graph shows AEL&P's hydroelectric generation (in thousands of MWhs) during the time periods indicated below:

(1)
Normal hydroelectric generation is defined as the energy output of the plant during a year with average inflows to the reservoir.

As of December 31, 2024, AEL&P served approximately 17,800 customers. Its primary customers include city, state and federal governmental entities located in Juneau, as well as a mine located in the Juneau area. Most of AEL&P’s customers are

AVISTA CORPORATION

served on a firm basis while certain of its customers, including its largest customer, are served on an interruptible sales basis. AEL&P maintains separate rate tariffs for each of its customer classes, as well as seasonal rates.

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

AEL&P ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2024	2023	2022
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Millions):
Residential	$22	$20	$20
Commercial and government	27	27	26
Total retail	49	47	46
Other	1	1	—
Total electric operating revenues	$50	$48	$46
ENERGY SALES (Thousands of MWhs):
Residential	171	161	163
Commercial and government	255	249	240
Public street and highway lighting	1	1	1
Total electric energy sales	427	411	404
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	15,236	15,142	15,036
Commercial and government	2,338	2,327	2,305
Public street and highway lighting	249	248	236
Total electric retail customers	17,823	17,717	17,577
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	11,192	10,633	10,841
Revenue per KWh (in cents)	12.66	12.54	12.07
Annual revenue per customer (in dollars)	$1,417	$1,336	$1,308
HEATING DEGREE DAYS: (1)
Juneau, AK
Actual	8,139	7,550	7,923
Historical average	8,336	8,336	8,337
% of average	98%	91%	95%

(1)
Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual heating degree days below historical average indicate warmer than average temperatures).

AVISTA CORPORATION

OTHER BUSINESSES

The following table shows our assets related to our other businesses, including intercompany amounts as of December 31 (dollars in millions):

Entity and Asset Type	2024	2023
Avista Capital
Equity investments	$157	$153
Notes receivable – third parties	18	20
Other assets	7	7
Alaska companies (AERC and AJT Mining)	12	11
Total	$194	$191

Avista Capital equity investments are primarily investments in emerging technology and biotechnology companies and venture capital funds, as well as investment in a joint venture focused on local real estate development and economic growth.

Alaska companies includes AERC and AJT Mining, which is a wholly-owned subsidiary of AERC and is an inactive mining company holding certain real estate.

AVISTA CORPORATION

ITEM 1A. RISK FACTORS

RISK FACTORS

The following factors could have a significant impact on our operations, results of operations, financial condition or cash flows. These factors could cause future results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Annual Report on Form 10-K), and elsewhere. See “Forward-Looking Statements” for additional factors which could have a significant impact on our operations, results of operations, financial condition or cash flows and could cause actual results to differ materially from those anticipated in such statements. Additional risks and uncertainties not presently known to us or that we currently do not consider material could also adversely affect us. The realization of many of the risks discussed herein depends upon the prior occurrence of some event or circumstance – i.e. a “trigger”. We may or may not discuss the occurrence of a trigger that has not resulted in an adverse effect on us, and the absence of such disclosure should not be construed as a representation that no such trigger has occurred.

Utility Regulatory Risk Factors

Regulators may not grant rates that provide timely or sufficient recovery of our costs or allow a reasonable rate of return for our shareholders.

Avista Utilities' annual operating expenses and the costs associated with incremental investments in utility assets continue to grow at a faster rate than revenue. Our ability to recover these expenses and capital costs depends on the adequacy and timeliness of retail rate increases allowed by regulatory agencies, as well as managing costs. We expect to periodically file for rate increases with regulatory agencies to recover our expenses and capital costs and provide an opportunity to earn a reasonable rate of return for shareholders. If regulators do not grant rate increases or grant substantially lower rate increases than our requests in the future or if recovery of deferred expenses is disallowed, or if regulators do not allow us to recover costs associated with assets required to be retired or divested, such as Colstrip, to comply with emerging laws and regulations, it could have a negative effect on our financial condition, results of operations or cash flows. See further discussion of regulatory matters in “Item 7. Management's Discussion and Analysis – Regulatory Matters.”

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

Our equipment may be the ignition source, or alleged cause of ignition, for wildfires and in the event of a fire caused by our equipment, we could potentially be held liable for resulting damages to life and property, as well as fire suppression costs. Also, wildfires could lead to extended operational outages of our equipment while we wait for the wildfire to be extinguished before restoring power, and the cost to implement rapid response or repair to such facilities could be significant. Wildfires caused by our equipment could cause significant damage to our reputation, which could erode shareholder, customer and community satisfaction. In addition, wildfires caused by our equipment could lead to increased litigation and insurance costs, loss of insurance coverage, the need to be self-insured or the need to consider non-traditional insurance coverage or other risk mitigation procedures. Wildfire risks may be exacerbated by increasing temperatures and/or decreasing precipitation due to climate change.

AVISTA CORPORATION

We are subject to various operational and event risks.

Our operations are subject to operational and event risks that include:

•
severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, earthquakes, floods, snow and ice storms, and heat waves due to normal weather variations as well as the impacts of climate change which could disrupt energy generation, transmission and distribution, as well as the availability and costs of materials, equipment, supplies, support services and general business operations,
•
blackouts or disruptions of interconnected transmission systems (the regional power grid),
•
unplanned outages at generating plants,
•
changes in the availability and cost of purchased power, fuel and natural gas, including delivery constraints and restrictions imposed by the transition to renewable and/or non-emitting energy sources, which can disrupt service to customers,
•
explosions, fires, accidents, or mechanical breakdowns that could occur while operating and maintaining our generation, transmission and distribution systems, including, but not limited to, increased risk associated with emerging renewable technologies as these technologies continue to mature,
•
property damage or injuries to third parties caused by our generation, transmission and distribution systems,
•
natural disasters that can disrupt energy generation, transmission and distribution, and general business operations,
•
terrorist attacks or other malicious acts that may disrupt or cause damage to our utility assets or the vendors we utilize, and
•
increased costs or delay of capital projects associated with the ability of suppliers, vendors or contractors to perform,
•
general workforce problems, including decreased employee engagement, which may impact strategy execution and negatively affect retention, ability to attract workers, and result in challenges in collective bargaining, possible work stoppages, and strikes. Retention of employees may also be negatively impacted by early retirements, insufficient remote work opportunities, and higher pay offered by other employers. Attractions of employees to support strategies may be affected by higher pay offered from other companies, more liberal remote work opportunities offered by other employers, and other work-life balance benefits afforded by other companies.

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

Damage to facilities could be caused by severe weather or natural disasters, such as snow, ice, wind storms, floods, wildfires, earthquakes or avalanches. The cost to implement rapid response or repair to such facilities can be significant. Overhead electric lines are most susceptible to damage caused by severe weather and are not covered by insurance.

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

AVISTA CORPORATION

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

AEL&P operates several hydroelectric power generation facilities and has diesel generating capacity to provide backup service to firm customers when necessary; however, a single hydroelectric power generation facility, the Snettisham hydroelectric project, provides approximately two-thirds of AEL&P’s hydroelectric power generation. Issues that negatively affect AEL&P's ability to generate or transmit power or a decrease in the demand for the power generated by AEL&P could negatively affect our results of operations, financial condition and cash flows.

Climate Change Risk Factors

A trend of increasing average temperatures and its effects could cause significant direct and indirect impacts on our operations and results of operations.

Climate change may exacerbate existing risks related to weather and weather-related events. Potential direct effects of climate change include changes in the timing and magnitude of snowpack and streamflow, impacting hydroelectric generation; timing and magnitude of changes in electric and gas load; increased weather-related stress on, or damage to, energy infrastructure; increased frequency and intensity of extreme weather events that may impact energy generation and delivery.

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

AVISTA CORPORATION

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

Our technology may become obsolete before the end of its useful life. In addition, custom or new technology (including generative artificial intelligence) that is heavily relied upon may not be maintained and updated appropriately due to resource restraints, or other factors, which could cause technology failures or give rise to additional operational or security risks. Generative artificial intelligence could also create additional regulatory scrutiny and generate uncertainty around intellectual property ownership and/or licensing or use. Technology (including artificial intelligence) is also subject to intentional misuse (by criminals, terrorists or other bad actors). Technology failures or incidents of misuse could result in significant adverse effects on our operations, results of operations, financial condition and cash flows.

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

Our strategic business plans could be affected by or result in the following:

•
disruptive innovations in the marketplace may outpace our ability to compete or manage our risk (including the transition to renewable and/or non-emitting energy resources),
•
customers may have a choice in the future over the sources from which to receive their energy and we may not be able to compete,
•
potential difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and losses of key employees, challenges with respect to operating new businesses and other unanticipated risks and liabilities,
•
reduced control over generation resources resulting from reliance on contract power from third-party owners of generation assets, which could limit our ability to balance resources with demand,
•
non-regulated investments in businesses outside of our core utilities operations may increase earnings volatility,
•
market or other conditions that could adversely affect our operations or require changes to our business strategy and could result in reduced assets and net income,
•
affordability of electric and/or gas services may be a challenge for customers resulting in increased delayed payment for utility services,
•
potential reputational risk arising from repeated general rate case filings, degradation in the quality of service, or from failed strategic investments and opportunities, which could erode shareholder, customer and community satisfaction with the Company, and
•
the risk of municipalization or other form of service territory reduction.

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

Legislative, regulatory and advocacy efforts at the local, state, national and international levels concerning climate change and other environmental issues could have significant impacts on our operations. The electric and natural gas utility industries are frequently affected by proposals to curb greenhouse gas and other air emissions. Various regulatory and legislative proposals have been made to limit or further restrict byproducts of combustion, including that resulting from the use of natural gas by our customers. In addition, there are regulatory and legislative initiatives that have been passed which are designed to limit greenhouse gas emissions and increase the use of renewable sources of energy. In addition, regulatory and legislative initiatives may restrict customers' access to natural gas and/or require or limit natural gas infrastructure in buildings. Other initiatives may seek to promote social interests expressed as energy equity, environmental justice or similar frameworks. Such legislation could direct and/or restrict the operation and raise the costs of our power generation resources and energy delivery infrastructure as well as the distribution of natural gas to our customers.

We expect continuing legislative and regulatory activity in the future and we are evaluating the extent to which potential changes to environmental laws and regulations may:

•
increase the operating costs of generating plants,
•
increase the lead time and capital costs for the construction of new generating plants,
•
require modification of our existing generating plants,
•
require existing generating plant operations to be curtailed or shut down,
•
reduce the amount of energy available from our generating plants,
•
restrict the types of generating plants that can be built or contracted with,
•
require construction of specific types of generation plants at higher cost, including emerging generation sources still in development that operate at a higher risk of failure, and
•
increase the cost or limit our ability to distribute natural gas to customers.

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

Import tariffs could lead to increased prices on energy commodities and/or equipment and materials that are critical to our business.

Tariffs and other restrictions on trade with foreign countries could significantly increase the prices of energy commodities (electricity and natural gas) and equipment and materials that are critical to our business. In addition, tariffs and trade

AVISTA CORPORATION

restrictions could have a similar impact on our suppliers and certain customers, which could have a negative impact on our financial condition, results of operations and cash flows.

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

The cost of natural gas supply is impacted by both supply-side factors (amount of natural gas production, level of natural gas in storage, volumes of natural gas imports and exports, regulatory restraints or costs on natural gas production and delivery) and demand-side factors (variations in weather, level of economic growth, availability and prices of other fuels). Prices tend to increase with higher demand during periods of cold weather. Inter-regional natural gas pipelines and competition for supply can allow demand-driven price volatility in other regions of North America to affect prices in the Pacific Northwest. Increased costs adversely affect cash flows when we purchase natural gas for retail supply at prices above the amount allowed for recovery in retail rates. We defer differences between actual natural gas supply costs and the amount currently recovered in retail rates and we are generally allowed to recover substantially all of these differences after regulatory review. However, these deferred costs require cash outflows from the time of natural gas purchases until the costs are later recovered through retail rates.

The cost of power supply can be significantly affected by weather, and therefore is subject to trends in climate change. Precipitation (consisting of snowpack, its water content and runoff pattern plus rainfall) and other streamflow conditions (such as regional water storage operations) significantly affect hydroelectric generation capability. Variations in hydroelectric generation inversely affect our reliance on market purchases and thermal generation. To the extent that hydroelectric generation is less than normal, more costly power supply resources must be dispatched or acquired and the ability to realize net benefits from surplus hydroelectric wholesale sales is reduced. Wholesale prices also vary based on wind patterns as wind generation capacity is material in the Pacific Northwest but its contribution to supply is inconsistent.

The price of power in the wholesale energy markets tends to be higher during periods of high regional demand, such as occurs with temperature extremes. Climate change may increase the frequency and magnitude of temperature extremes. We may need to purchase power in the wholesale market during peak price periods. The price of natural gas as fuel for natural gas-fired electric generation tends to increase during periods of high demand which are often related to temperature extremes. We may need to purchase natural gas fuel in these periods of high prices to meet electric demands. The cost of power supply during peak usage periods may be higher than the retail sales price or the amount allowed in retail rates by our regulators. To the extent that power supply costs are above the amount allowed currently in retail rates, the difference is partially absorbed by the

AVISTA CORPORATION

Company in current expense and is partially deferred or shared with customers through regulatory mechanisms. However, these deferred costs require cash outflows from the time of power purchases until the costs are later recovered through retail rates.

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

AVISTA CORPORATION

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

ITEM 1C. CYBERSECURITY

The energy sector, including electric and natural gas utility companies, has become the subject of cyberattacks with increased frequency and we, along with other utility companies, are the target of these frequent attacks. In addition, there is a growing reliance on third party providers which are also subject to attacks and breaches. Any unexpected failure, or unauthorized access to technology systems or third parties relied upon can result in the unavailability of systems or services, which can result in a loss of operating revenues, damage to our brand and reputation, and/or an increase in operating expenses and costs to repair or replace damaged assets. See “Risk Factors – Cyber Risk Factors” for further information.

We consider the management of cybersecurity risk in our overall enterprise risk management program. See “Item 7. Management’s Discussion and Analysis - Enterprise Risk Management” for further discussion of the program.

We mitigate cyber risk by maintaining an enterprise security program based on the National Institute of Standards and Technology Cyber Security Framework. This program includes trainings and exercises at all levels of the Company. Our security program incorporates enterprise business continuity which facilitates a business impact analysis of core functions for development of emergency operating and disaster recovery plans and coordinates annual testing and training exercises. In addition, there are independent third party and regulatory audits of our security program.

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

Avista Utilities' electric properties, located in the states of Washington, Idaho, Montana and Oregon, include the following:

Company-Owned Generation Properties

Present Capability (MW) (1)
Hydroelectric Generating Stations (River)
Washington:
Long Lake (Spokane)	88
Little Falls (Spokane)	48
Nine Mile (Spokane)	41
Upper Falls (Spokane)	10
Monroe Street (Spokane)	15
Idaho:
Cabinet Gorge (Clark Fork) (2)	273
Post Falls (Spokane)	12
Montana:
Noxon Rapids (Clark Fork)	562
Total Hydroelectric	1,049
Thermal Generating Stations (cycle, fuel source)
Washington:
Kettle Falls GS (combined-cycle, wood waste) (3)	53
Kettle Falls CT (combined-cycle, natural gas) (3)	7
Northeast CT (simple-cycle, natural gas)	65
Boulder Park GS (simple-cycle, natural gas)	25
Idaho:
Rathdrum CT (simple-cycle, natural gas)	166
Montana:
Colstrip Units 3 and 4 (simple-cycle, coal) (4)	222
Oregon:
Coyote Springs 2 (combined-cycle, natural gas)	322
Total Thermal	860
Total Generation Properties	1,909
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

Electric Power Purchase Agreements

Avista Utilities enters into long-term PPAs to purchase a portion or all of the output of specific generation assets. These generating assets are owned by other parties, not the Company, and are not subject to the lien of Avista Corp.'s mortgage

AVISTA CORPORATION

indenture. See further discussion of certain of these PPAs in “Part 1 – Item 1. Business – Avista Utilities – Electric Operations”. The following is a summary of PPAs as of December 31, 2024:

Generating Source	Present Capability (MW) (1)	Expiration of Contract
Hydroelectric
Douglas County PUD	16	2028
Grant County PUD	76	2052
Chelan County PUD (2)	175	2045
Columbia Basin Hydro (3)	11	2045
Total Hydroelectric	278
Thermal
Lancaster	270	2041
Wind
Clearwater Wind	100	2055
Palouse Wind	105	2042
Rattlesnake Flat Wind	144	2040
Total Wind	349
Solar
Lind Solar	28	2038
Total Power Purchase Agreements	925
(1)
Present capability is the maximum capacity of the plant under standard test conditions without exceeding specified limits of temperature, stress and environmental conditions.
(2)
Our contracted portion of generation asset output from Chelan County PUD changes throughout the life of the agreement. Our output is expected to increase 88 MW in 2026, decrease 88 MW in 2032, and decrease 88 MW in 2034.
(3)
Our output from this contract is expected to increase to a total of 147 MW by 2030 as we receive additional capacity under this contract.

Electric Distribution and Transmission Plant

Avista Utilities owns and operates approximately 19,900 miles of primary and secondary electric distribution lines providing service to retail customers. We have an electric transmission system of approximately 700 miles of 230 kV line and approximately 1,600 miles of 115 kV line. We also own an 11 percent interest in approximately 500 miles of a 500 kV line between Colstrip, Montana and Townsend, Montana. Our transmission and distribution systems also include numerous substations with transformers, switches, monitoring and metering devices and other equipment.

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

AVISTA CORPORATION

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

ALASKA ELECTRIC LIGHT AND POWER COMPANY

Substantially all of AEL&P's utility properties (except the Snettisham plant) are subject to the lien of the AEL&P mortgage indenture.

AEL&P's utility electric properties, located in Alaska include the following:

Present Capability (MW) (1)
Hydroelectric Generating Stations
Snettisham (2)	78
Lake Dorothy	14
Salmon Creek	5
Annex Creek	4
Gold Creek	2
Total Hydroelectric	103
Diesel Generating Stations
Lemon Creek	52
Auke Bay	25
Gold Creek	7
Industrial Blvd. Plant	23
Total Diesel	107
Total Generation Properties	210

(1)
Present capability is the maximum capacity of the plant under standard test conditions without exceeding specified limits of temperature, stress and environmental conditions.
(2)
AEL&P does not own this generating facility and it is not subject to the lien of the AEL&P mortgage indenture. AEL&P has a PPA under which it has the right to purchase, and the obligation to pay for, all the capacity and energy of this facility. See further information at “Part 1. Item 1. Business – Alaska Electric Light and Power Company.”

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

AVISTA CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Avista Corp. Market Information and Dividend Policy

Avista Corp.'s common stock is listed on the New York Stock Exchange under the ticker symbol “AVA.” As of January 31, 2025, there were 5,781 registered shareholders of our common stock.

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

ITEM 6. [REMOVED AND RESERVED]

AVISTA CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses financial statement items and comparisons between 2024 and 2023. Discussion of 2022 financial statement items and comparisons between 2023 and 2022 not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Business Segments

As of December 31, 2024, we have two reportable business segments, Avista Utilities and AEL&P. We also have other businesses which do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp. See “Part I, Item 1. Business – Company Overview” for further discussion of our business segments.

The following table presents net income (loss) for each of our business segments and the other businesses, for the year ended December 31 (dollars in millions):

	2024	2023	2022
Avista Utilities	$179	$167	$118
AEL&P	8	9	7
Other non-reportable segment income (loss)	(7)	(5)	30
Net income	$180	$171	$155

Executive Overview

Overall Results

Net income increased primarily due to the effects of general rate cases. This increase in earnings was partially offset by increases in other operating expenses, depreciation and amortization expense, taxes other than income taxes and interest expense.

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

2025 IRP

Our 2025 IRP was filed with the WUTC and IPUC in December 2024. While the IRP is subject to change from time to time due to changing circumstances, assumptions and projections, given the exit of Colstrip (222 MW) from our system by December 31, 2025 and the expected retirement of the Northeast CT (65 MW) in 2030, our preferred resource strategy includes

AVISTA CORPORATION

the addition of approximately 490 MW of generating capacity by 2030 and a total addition of approximately 950 MW through 2035. We believe the additional capacity would likely consist primarily of wind resources and a natural gas combustion turbine. The new capacity would likely be a combination of resources owned by the Company and resources committed under PPAs, to be determined on a case-by-case basis depending upon financial, tax and regulatory considerations. See “Part I, Item 1. Business – Company Overview – Future Resource Needs” for further discussion of the IRP.

We also expect expanded transmission infrastructure will provide access to additional resources and improve reliability in our region. We signed a non-binding memorandum of understanding to join the North Plains Connector transmission line project, constructing a transmission line from Bismarck, North Dakota to Colstrip, Montana.

2024 Hydroelectric Generation

Our hydroelectric generation is affected not only by precipitation levels, but also by temperatures since warmer weather causes earlier melting and runoff of snowpack, and extremely cold weather can result in the formation of ice which can decrease streamflow. During 2024, our region experienced low precipitation, resulting in low snowpack levels and streamflows when compared to historical averages. This had a negative impact on our hydroelectric generation resources. Lower hydroelectric generation increased net power supply costs and resulted in us absorbing additional costs under the ERM in Washington. In 2024, we had a $8 million pre-tax expense under the ERM in Washington.

Washington Climate Commitment Act

Effective January 1, 2023, the CCA went into effect in the State of Washington, requiring us to secure carbon allowances to cover our carbon emissions over a certain amount each year. Costs associated with the CCA are being deferred and are included in Washington natural gas customer rates starting in April 2024. The resulting aggregate increase to customer bills was 3.7 percent over a one year period, and impacts customers differently based on revenue class, income level, and meter connection date. An additional customer bill increase to recover costs associated with the CCA of 9.1 percent became effective in November 2024.

Costs associated with the CCA related to our electric operations are deferred and included in the ERM for Washington customers. Amounts allocated to Idaho are not approved for recovery from customers. Costs incurred for CCA compliance did not have a material effect on our results of operations for 2024 and 2023. See "Note 22 of the Notes to Consolidated Financial Statements" for further discussion of the CCA costs associated with our electric operations and impacts on our financial results.

Regulatory Lag

Regulatory “lag” is inherent in utility ratemaking; a result of the delay between the investment in utility plant and/or the increase in costs and the receipt of an order of a public utility commission authorizing an increase in rates sufficient to recover such investment or costs. Regulatory lag can be mitigated to some extent by the incorporation of reasonably expected forward-looking information into an authorization of increased rates. However, there is no protection against unexpected inflation and increased interest rates, as experienced in 2022 and 2023. See “Regulatory Matters” for additional discussion of the general rate cases.

Potential Tariffs on Imports

The President of the United States of America has announced plans to impose tariffs on certain imported goods. The implementation of these tariffs has been paused until March 2025. We anticipate that any such tariffs would apply to natural gas and electricity imported from Canada, as well as wood waste used as fuel at the Kettle Falls GS. As we import a significant amount of natural gas from Canada, both to serve our retail natural gas customers and as fuel for electric generation, these tariffs could have a significant impact on our resource costs. In addition, we cannot predict how the broader energy markets would respond and change as a result of the tariffs. The impact of an increase in resource costs on our results of operations from the tariffs would be partially mitigated by various deferral and recovery mechanisms (ERM, PCA, and PGAs), but there could be an immediate impact on our cash flow. These tariffs could also impact the cost of other equipment and materials that are critical to our business, and could increase capital and operating expenses.

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

Avista Utilities

Washington General Rate Cases

2022 General Rate Cases

In December 2022, the WUTC issued an order approving the multi-party settlement agreement filed in June 2022. The approved rates were designed to increase annual base electric revenues by $38 million, or 6.9 percent, effective in December 2022, and $13 million, or 2.1 percent, effective in December 2023. The approved rates were also designed to increase annual base natural gas revenues by $8 million, or 6.5 percent, effective in December 2022, and $2 million, or 1.2 percent, effective in December 2023.

To mitigate the overall impact of the revenue increases on customers, part of the 2022 base rate increase was offset with tax customer credits. The total estimated benefits of these credits, $28 million for electric customers and $13 million for natural gas customers, were returned over a two-year period from December 2022 to December 2024.

In addition, the order approved a separate tracking mechanism and tariff for purposes of recovering existing and prospective Colstrip costs through December 31, 2025. See "Colstrip Tracker" below.

The WUTC approved an ROR of 7.03 percent, but the settlement does not specify an explicit ROE, cost of debt or capital structure.

2024 General Rate Cases

In December 2024, the WUTC issued orders related to our multi-year electric and natural gas general rate cases filed with the WUTC in January 2024.

The approved rates within the orders are designed to increase annual electric base revenues by $12 million (or 2.0 percent), effective January 1, 2025 (Rate Year 1), and $44 million (or 7.5 percent) for Rate Year 2. The difference in approved rates for Rate Year 1 and those included in our original request of a $77 million increase is primarily due to a $56 million decrease in power supply costs compared to those set forth in the original request, and also due to a lower approved return on equity than what was requested. The Rate Year 2 increase represents the effective increase to customers resulting from the $69 million approved in the order, partially offset by a $25 million decrease due to the expiration of a separate tariff in effect during Rate Year 1 to collect remaining Colstrip expenses by December 31, 2025 (see further discussion below).

The approved rates are also designed to increase annual natural gas base revenues by $14 million (or 11.2 percent), effective January 1, 2025, and $4 million (or 2.8 percent) for Rate Year 2.

The WUTC approved an ROE of 9.8 percent, based on a common equity ratio of 48.5 percent, and an ROR of 7.32 percent.

The WUTC did not approve our request to modify the ERM under which differences between actual net power supply costs and the amount reflected in base retail customer rates are tracked. Based on our forecast energy commodity costs in 2025 and

AVISTA CORPORATION

2026, we expect actual net power supply costs to exceed the level included in base rates. We plan to continue to address how net power supply costs are set in base rates in future regulatory proceedings.

The Commission continued its support for important recovery mechanisms such as wildfire and insurance balancing accounts, and decoupling.

Colstrip Tariff

In 2019, the Washington State Legislature passed the CETA, which, among other things, requires costs associated with coal-fired generation facilities to be removed from rates no later than December 31, 2025. The WUTC order approving the settlement of the 2022 general rate cases, discussed above, required us to establish a tracker for our Colstrip-related costs, including operating and maintenance expense, depreciation and amortization expense, and a return on rate base. In October 2024, we filed a cost recovery tariff seeking to recover the costs associated with our ownership of Colstrip in 2025. In the filing, we requested an increase in annual Colstrip tariff revenues of $19 million – from $24 million in 2024 to $43 million in 2025, effective January 1, 2025. In its review, WUTC Staff raised three concerns related to (1) whether forecasted 2025 investments are allowed in rates; (2) whether the capital investment included in the filing will be used and useful for customers prior to the end of 2025; and (3) one major capital investment that will not be in service until 2027. In December 2024, the WUTC allowed our filed tariff to go into effect, but set the rates as subject to refund. The WUTC set the matter for adjudication in 2025, but also ordered us, WUTC Staff, and other interested parties to meet and resolve the issues. A status report is due to the WUTC by March 31, 2025. If the parties cannot resolve the concerns of WUTC Staff, we believe a procedural schedule will be developed and a hearing date set.

Idaho General Rate Cases

2023 General Rate Cases

In August 2023, the IPUC approved the multi-party settlement agreement designed to increase annual base electric revenues by $22 million, or 8.0 percent, effective in September 2023, and $4 million, or 1.4 percent, effective in September 2024. The agreement was designed to increase annual base natural gas revenues by $1 million, or 2.7 percent, effective in September 2023, and a negligible increase effective in September 2024.

The settlement was based on an ROE of 9.4 percent, with a common equity ratio of 50 percent, and an ROR of 7.19 percent.

2025 General Rate Case

In January 2025, we filed multiyear electric and natural gas general rate cases with the IPUC. If approved, new rates would be effective in September 2025 and September 2026. The proposed rates are designed to increase annual base electric revenues by $43 million, or 14.0 percent, effective in September 2025, and $18 million, or 5.0 percent, effective in September 2026. For natural gas, the proposed rates are designed to increase annual base natural gas revenues by $9 million, or 17.7 percent, effective September 2025, and $1 million, or 1.7 percent, effective September 2026. The proposed electric and natural gas revenue increase requests are based on an ROR of 7.68 percent, with a common equity ratio of 50 percent and an ROE of 10.4 percent. Ongoing capital infrastructure investment (including replacement of wood poles and natural gas distribution pipe, continued investment in the wildfire resiliency plan, and technology) and increases in operations, maintenance, and power supply costs are the main drivers of the proposed increases. The IPUC has up to nine months to review the general rate case filings and issue a decision.

Oregon General Rate Cases

2023 General Rate Case

In October 2023, the OPUC approved the all-party settlement agreement filed in August 2023. The approved rates are designed to increase annual base natural gas revenues by $7 million, or 9.4 percent. The OPUC approved an ROR of 7.24 percent, a common equity ratio of 50 percent, and an ROE of 9.5 percent. New rates were effective on January 1, 2024.

AVISTA CORPORATION

2024 General Rate Case

In November 2024, we filed a general rate case with the OPUC, which is designed to increase overall revenue by $8 million, or 9.2 percent, effective September 1, 2025. The case is based on a proposed ROR of 7.67 percent with a common equity ratio of 50 percent and an ROE of 10.4 percent. Ongoing capital infrastructure investment (including replacement and expansion of natural gas distribution pipe and technology) is the main driver of the proposed increase. The OPUC has up to ten months to review the general rate case filing and issue a decision.

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

The order reflects an ROE of 11.45 percent, a common equity ratio of 60.7 percent, and an ROR of 8.79 percent. The order results in an approved base electric revenue increase of 6.0 percent (designed to increase annual electric revenues by $2 million), and makes non-refundable the interim rate increase of 4.5 percent that was approved by the RCA in August 2022 and took effect in September 2022. The final increase to rates was effective in October 2023.

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

AVISTA CORPORATION

2024 compared to 2023

The following graph shows the total change in net income for 2024 to 2023, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased at Avista Utilities primarily due to increased electric retail rates (due to the effects of general rate cases), and increased sales of fuel. These increases were partially offset by decreased natural gas retail sales volumes (due to warmer weather and lower usage) and rates, and decreased electric wholesale revenue due to decreased sale prices.
Utility resource costs increased at Avista Utilities primarily due to increased prices and volumes of purchased power, and an increase in net amortizations and deferrals of costs and benefits under our regulatory mechanisms. These increases were partially offset by a decrease in fuel for generation and purchased natural gas, resulting from decreased natural gas prices.

The increase in utility operating expenses was primarily due to increased thermal generation costs, legal costs and employee benefit costs (primarily related to medical). In addition, amortizations and base levels of wildfire mitigation costs and insurance costs have increased, with corresponding increases to revenue which result in no impact to earnings.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Interest expense increased due to increased borrowings outstanding during the period and increased interest rates compared to 2023.

Income tax was an expense in 2024, compared to a benefit in 2023. The change is primarily due to the decrease in tax customer credits offsetting the bill impact of rate increases included in our prior general rate cases. There is a corresponding change in retail revenues related to tax customer credits such that there is minimal impact on net income. See “Note 13 of the Notes to Consolidated Financial Statements” for further details and a reconciliation of our effective tax rate.

Non-GAAP Financial Measures

The following discussion for Avista Utilities includes two financial measures that are considered “non-GAAP financial measures,” electric utility margin and natural gas utility margin. In the AEL&P section, we also include a discussion of electric utility margin.

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

AVISTA CORPORATION

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

Results of Operations - Avista Utilities

Resource Optimization

We engage in resource optimization, which involves the selection from available energy resources to serve our load obligations and the use of these resources to capture economic value through wholesale market transactions, which is ultimately intended to lower net power and natural gas supply costs. Our resource optimization transactions can take the form of physical sales and purchases of electric capacity and energy and fuel for electric generation, purchases and sales of natural gas to optimize use of pipeline and storage capacity, as well as financial derivative contracts related to capacity, energy, fuel and fuel transportation. See Item 1. "Business - Avista Utilities - Electric Operations - General" and "Business - Avista Utilities - Natural Gas Operations - General".

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

AVISTA CORPORATION

2024 compared to 2023

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and MWh sales for 2024 and 2023, respectively (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues, and deferrals/amortizations to customers related to federal income tax law changes.

Total electric operating revenues in the graph above include intracompany sales of $4 million and $6 million for 2024 and 2023, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling balances reflected in utility electric operating revenues for the years ended December 31 (dollars in millions):

	Electric Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$5	$(3)
Amortization of prior year decoupling deferrals (b)	18	15
Total electric decoupling revenue	$23	$12
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

Total electric revenues increased $129 million for 2024 as compared to 2023. The primary differences in the results for these periods were as follows:

•
a $96 million increase in retail electric revenues due to an increase in revenue per MWh (increased revenues $83 million), and an increase in total MWhs sold (increased revenues $13 million).
•
The increase in revenue per MWh was primarily due to the effects of our general rate cases, as well as the ERM surcharge to customers that commenced in July 2023.
•
The increase in total retail MWhs sold was primarily the result of customer growth, including a large industrial customer that we began serving in August 2024.
•
a $25 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $41 million), partially offset by an increase in sales volumes (increased revenues $16 million). The increase in volumes was due to increased opportunities to optimize our generation assets based on market conditions.
•
a $39 million increase in revenues from sales of fuel due to thermal generation resource optimization activities, which includes net losses on derivative instruments resulting from commodity price volatility in early 2023.
•
an $11 million increase in electric decoupling revenue, resulting from current year deferrals in a surcharge position, compared to a rebate position in the prior year, as well as an increase in amortization of prior year rebate balances.
•
a $10 million increase in other electric revenues, primarily resulting from increased transmission and REC revenues.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for 2024 and 2023, respectively (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues, and deferrals/amortizations to customers related to federal income tax law changes.

Total natural gas operating revenues in the graph above include intracompany sales of $16 million and $33 million for 2024 and 2023, respectively.

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling balances reflected in natural gas operating revenues for the years ended December 31 (dollars in millions):

	Natural Gas Decoupling Revenues
	2024	2023
Current year decoupling deferrals (a)	$15	$—
Amortization of prior year decoupling deferrals (b)	(3)	(7)
Total natural gas decoupling revenue	$12	$(7)

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

Total natural gas revenues increased $35 million for 2024 as compared to 2023. The primary differences in the results for these periods were as follows:

•
a $14 million decrease in retail natural gas revenues (including a $4 million decrease in interruptible and industrial revenues, which are included in other) due to decreased sales volumes (decreased revenues $11 million) and decreased retail rates (decreased revenues $3 million).
•
Retail natural gas sales volumes decreased primarily due to lower residential and commercial usage due to warmer weather. Compared to 2023, residential use per customer decreased 4 percent and commercial use per customer decreased 1 percent. Heating degree days in Spokane during 2024 were 11 percent below historical average, compared to 8 percent below historical average in 2023. These decreases were partially offset by customer growth.
•
Retail rates decreased due to PGA rate decreases (which do not impact utility margin), partially offset by the effects of our general rate cases and net rate increases associated with the CCA.
•
a $6 million increase in wholesale natural gas revenues due to an increase in prices (increased revenues $4 million) and an increase in volumes (increased revenues $2 million). Differences between revenues and costs from sales of resources in excess of retail load requirements and from resource optimization are accounted for through the PGA mechanisms.
•
a $19 million increase in decoupling revenues due to surcharge deferrals in the current year resulting from lower customer usage, compared to rebate deferrals in the prior year. There were also lower amortizations of prior year surcharges compared to amortizations in 2023.
•
a $20 million increase in other natural gas revenue due to revenues associated with the sale of CCA emissions credits, which are deferred and are amortized as they are passed through to customers through decreases in retail rates. The increase in other revenues is offset by decreased retail rates, resulting in no impact to utility margin.

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for 2024 and 2023, respectively (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $16 million and $33 million for 2024 and 2023, respectively.

Total electric resource costs increased $58 million for 2024 as compared to 2023. The primary differences in the results for these periods were as follows:

•
a $27 million increase in power purchased due to an increase in wholesale prices (increased costs by $15 million), and an increase in the volume of power purchases (increased costs by $12 million). In mid-January 2024, our service territory experienced much colder than normal weather, requiring purchases at a time when wholesale prices were substantially elevated due to capacity constraints in our region.
•
a $9 million decrease in fuel for generation primarily due to decreased natural gas prices and decreased thermal generation.
•
a $3 million decrease in other fuel costs, including gains on financial derivative instruments associated with our hedging activities. This represents fuel and the related derivative instruments that were purchased for generation but later sold when conditions indicated that it was more economical to sell the fuel as part of the resource optimization process. When the fuel or related derivative instruments are sold, that revenue is included in sales of fuel.
•
a $43 million increase in other electric resource costs, primarily related to an increase in amortization of previously deferred costs, and an increase in deferred benefits under the PCA in Idaho related to current year power supply costs. There was also an increase in the deferral of funds related to our customer assistance payment programs (low income rate assistance and demand side management).

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for 2024 and 2023, respectively (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $4 million and $6 million for 2024 and 2023, respectively.

Total natural gas resource costs increased $18 million for 2024 as compared to 2023. The primary differences in the results for these periods were as follows:

•
a $98 million decrease in natural gas purchased due to a decrease in the price of natural gas.
•
a $116 million increase in other costs, primarily due to a decrease in deferred costs during the period, largely a result of lower natural gas prices, as well as the amortization of costs associated with the CCA that were recovered from customers, resulting in no impact to utility margin.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in “Note 24 of the Notes to Consolidated Financial Statements”, to the Non-GAAP financial measure utility margin for the years ended December 31 (dollars in millions):

	Electric		Natural Gas		Intracompany		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$1,301	$1,172	$606	$571	$(20)	$(40)	$1,887	$1,703
Resource costs	482	424	332	314	(20)	(40)	794	698
Utility margin	$819	$748	$274	$257	$—	$—	$1,093	$1,005

Electric utility margin increased $71 million and natural gas utility margin increased $17 million.

Electric and natural gas utility margin increased primarily due to our general rate cases, as well as customer growth. The effects of general rate cases include decreased tax customer credits, which increase operating revenues, and therefore utility margin, with a corresponding increase to income tax expense. This has a minimal impact on net income.

In both 2024 and 2023, we had an $8 million pre-tax expense under the ERM.

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

AVISTA CORPORATION

Results of Operations - Alaska Electric Light and Power Company

2024 compared to 2023

Net income for AEL&P was $8 million for 2024, compared to $9 million for 2023.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the years ended December 31 (dollars in millions):

	Electric
	2024	2023
Operating revenues	$50	$48
Resource costs	4	4
Utility margin	$46	$44

Utility margin increased for 2024 primarily due to higher sales volumes and rate increases. The increase in utility margin was offset by increased operating expenses, resulting in a decrease to net income in 2024 compared to 2023. Utility margin is a Non-GAAP financial measure. See "Non-GAAP Financial Measures" above.

Results of Operations - Other Businesses

2024 compared to 2023

Our other businesses had a net loss of $7 million for 2024 compared to a net loss of $5 million for 2023. The fluctuation in results is primarily related to higher net investment losses due to changes in fair value and recognizing our portion of equity investment losses.

Accounting Standards to be Adopted in 2025

We are not expecting the adoption of accounting standards to have a material impact on our financial condition, results of operations and cash flows in 2025. For more information on accounting standards expected to be adopted in future periods, see "Note 2 of the Notes to the Consolidated Financial Statements".

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The following accounting policies represent those that management believes are particularly important to the consolidated financial statements and require the use of estimates and assumptions:

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

Pension Plans and Other Postretirement Benefit Plans - Avista Utilities

We have a defined benefit pension plan covering substantially all regular full-time employees at Avista Utilities hired prior to January 1, 2014 and regular full-time union employees that were hired prior to January 1, 2024. See “Note 12 of the Notes to Consolidated Financial Statements” for further discussion of these individual plans.

Pension cost (including the SERP) was $7 million for 2024, $9 million for 2023 and $23 million for 2022. Included in our 2022 pension cost is $12 million of settlement cost, which was deferred as a regulatory asset and therefore did not impact our net income in 2022. See “Note 12 of the Notes to Consolidated Financial Statements” for further discussion of pension settlement accounting treatment. Of our pension cost (excluding the SERP), approximately 55 percent is expensed and 45 percent is capitalized consistent with labor charges. The cost related to the SERP is expensed. Our cost for the pension plan is determined in part by actuarial formulas that are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

Pension cost is affected by among other things:

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

We make estimates and assumptions as to many of these factors. In accordance with accounting standards, changes in pension plan obligations associated with these factors may not be immediately recognized as pension costs in our Consolidated Statements of Income, but we generally recognize the change in future years over the remaining average service period of pension plan participants. As such, our cost recorded in a period may not reflect the actual level of cash benefits provided to pension plan participants.

We revise the key assumption of the discount rate each year. In selecting a discount rate, we consider yield rates at the end of the year for highly rated corporate bond portfolios with cash flows from interest and maturities similar to the expected payout of pension benefits.

AVISTA CORPORATION

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

The following chart reflects the assumptions used each year for the pension discount rate (exclusive of the SERP), the expected long-term return on plan assets and the actual return on plan assets and their impacts to the pension plan associated with the change in assumption (dollars in millions):

	2024	2023	2022
Discount rate (exclusive of SERP)
Pension discount rate	6.13%	5.86%	6.10%
Increase/(decrease) to projected benefit obligation	$(17)	$14	$(198)
Return on plan assets (a)
Expected long-term return on plan assets	7.80%	8.30%	5.80%
Increase/(decrease) to pension costs	$3	$(13)	$(3)
Actual return on plan assets, net of fees	7.30%	15.00%	(21.80)%
Actual gain (loss) on plan assets	$42	$79	$(164)
(a)
The SERP has no plan assets. The plan assets in this disclosure are for the pension plan only.

The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage (dollars in millions):

Actuarial Assumption	Change in Assumption	Effect on Projected Benefit Obligation		Effect on Pension Cost
Expected long-term return on plan assets	(0.5)%	$—	*	$3
Expected long-term return on plan assets	0.5%	—	*	(3)
Discount rate	(0.5)%	31		3
Discount rate	0.5%	(28)		(3)

* Changes in the expected return on plan assets would not affect our projected benefit obligation.

We provide certain health care and life insurance benefits for substantially all of our retired employees. We accrue the estimated cost of postretirement benefit obligations during the years that employees provide service.

Liquidity and Capital Resources

Overall Liquidity

Avista Corp.'s consolidated operating cash flows are primarily derived from the operations of Avista Utilities. The primary source of operating cash flows for Avista Utilities is revenues from sales of electricity and natural gas. Significant uses of cash flows from Avista Utilities include the purchase of power, emissions allowances, fuel and natural gas, and payment of other operating expenses, taxes and interest, with any excess being available for other corporate uses such as capital expenditures and dividends.

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

AVISTA CORPORATION

from customers under base rates include, but are not limited to, higher prices in wholesale markets and/or an increased need to purchase power in the wholesale markets, and a lack of regulatory approval for higher authorized net power supply costs. Factors beyond our control that could result in an increased need to purchase power in the wholesale markets include, but are not limited to:

•
reduced snowpack and/or lower streamflows for hydroelectric generation (due to lower precipitation and/or warmer weather or extreme cold weather),
•
increases in demand (due to either weather or customer growth),
•
unplanned outages at generating facilities, and
•
failure of third parties to deliver on energy or capacity contracts.

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

Review of Consolidated Cash Flow Statement

2024 compared to 2023

Consolidated Operating Activities

Net cash provided by operating activities was $534 million for 2024 compared to $447 million for 2023. The increase in net cash provided by operating activities primarily relates to a $97 million increase in net power and natural gas cost amortizations compared to 2023 due to decreases in commodity prices and recovery of previously deferred costs from customers. Net cash flows associated with accounts payable increased $58 million due to large balances paid in early 2023 associated with elevated commodity prices at the end of 2022, and net cash flows associated with other current assets increased $42 million due to timing of payments.

These increases to operating cash flows are partially offset by a $111 million decrease in cash proceeds from collateral posted for derivative instruments. In 2023, large amounts of collateral were returned due to fluctuations in commodity prices.

Consolidated Investing Activities

Net cash used in investing activities was $539 million for 2024, an increase compared to $510 million for 2023. During 2024, we paid $533 million for utility capital expenditures, compared to $499 million for 2023.

AVISTA CORPORATION

Consolidated Financing Activities

Net cash provided by financing activities was $0 million for 2024 compared to $85 million for 2023. The decrease in financing cash flows was primarily the result of a $84 million of long-term debt issuances in 2024, compared to $250 million issued in 2023, and $68 million of common stock issued in 2024 compared to $113 million in 2023. These decreases were partially offset by an increase in short-term borrowings of $5 million in 2024, compared to a decrease in borrowings of $114 million in 2023.

Capital Resources

Capital Structure

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of December 31, 2024 and 2023 (dollars in millions):

	December 31, 2024		December 31, 2023
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$8	0.1%	$22	0.4%
Short-term borrowings	354	6.2%	349	6.3%
Long-term debt to affiliated trusts	52	0.9%	52	0.9%
Long-term debt and leases	2,711	47.4%	2,618	47.4%
Total debt	3,125	54.7%	3,041	55.0%
Total Avista Corporation shareholders’ equity	2,591	45.3%	2,485	45.0%
Total	$5,716	100.0%	$5,526	100.0%

Our shareholders’ equity increased $106 million during 2024 primarily due to net income and the issuance of common stock, partially offset by dividends paid.

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.

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

The following table summarizes the balances outstanding and available liquidity as of December 31, 2024 (dollars in millions):

	Aggregate Amount	Amount Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of credit expiring June 2028	$500	$342	$5	$153
Letter of credit facility	50	N/A	12	38
Total	$550	$342	$17	$191
(1)
Letters of credit are not reflected on the Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and in some cases other obligations. Some of these agreements also include a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of December 31, 2024, we complied with this covenant with a ratio of 54.7 percent.

AVISTA CORPORATION

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the year ended December 31 (dollars in millions):

	2024	2023
$500 million line of credit, expiring June 2028
Maximum balance outstanding during the year	$350	$357
Average balance outstanding during the year	270	246
Average interest rate during the year	6.26%	6.06%
Average interest rate at end of year	5.52%	6.46%
$100 million line of credit, terminated June 2023
Maximum balance outstanding during the period (1)	N/A	$15
Average balance outstanding during the period (1)	N/A	—
Average interest rate during the period (1)	N/A	7.75%
Average interest rate at end of year	N/A	N/A
(1)
Amounts for each period are from entering the agreement in December 2022 to the termination in June 2023.

AEL&P

AEL&P has a $25 million committed line of credit with an expiration date in June 2028. As of December 31, 2024, there was $12 million outstanding at an average interest rate of 6.13 percent, and $13 million of available liquidity under this line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of December 31, 2024, AEL&P complied with this covenant with a ratio of 49.7 percent.

As of December 31, 2024, Avista Corp. and its subsidiaries complied with the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

Long-Term Debt

In April 2024, Avista Corp. closed on the remarketing of $67 million (series A) and $17 million (series B) of City of Forsyth, Montana Pollution Control Revenue Refunding Bonds due in 2032 and 2034, respectively. The interest rate on both series of bonds is 3.875 percent. The net proceeds from the remarketing of the Forsyth bonds were used to repay a portion of the borrowings outstanding under Avista Corp.'s committed line of credit. In connection with the pricing of the Forsyth bonds in March 2024, we cash-settled two interest rate swap derivatives (notional aggregate amount of $20 million) and received a net amount of $4 million, which will be amortized as a component of interest expense over the life of the bonds. The effective interest cost of the bonds is 3.61 percent for series A and 3.97 percent for series B, including the effects of the settled interest rate swap derivatives and issuance costs.

Common Stock

We issued common stock in 2024 for total net proceeds of $68 million. Most of the stock was issued through our sales agency agreements under which we may offer and sell new shares of our common stock from time to time through our sales agents, with the balance related to compensation plans. In 2024, 1.8 million shares were issued under these agreements.

2025 Liquidity Expectations

During 2025, we expect to issue up to $120 million of long-term debt and up to $80 million of common stock to fund planned capital expenditures.

After considering the expected issuances of long-term debt and common stock during 2025, we expect net cash flows from operating activities, together with cash available under our credit facilities, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

AVISTA CORPORATION

Limitations on Issuances of Preferred Stock and First Mortgage Bonds

We are restricted under our Restated Articles of Incorporation, as amended, as to the additional preferred stock we can issue. As of December 31, 2024, we could issue $1.7 billion of preferred stock at an assumed dividend rate of 6.875 percent. We are not planning to issue preferred stock.

See “Note 16 of the Notes to Consolidated Financial Statements” for discussion of first mortgage bonds issuance limits.

Utility Capital Expenditures

We make capital investments at our utilities to enhance service and system reliability for our customers and replace aging infrastructure. The following table summarizes our actual and expected capital expenditures as of and for the year ended December 31, 2024 (dollars in millions):

	Avista Utilities	AEL&P
2024 Actual capital expenditures
Capital expenditures (per the Consolidated Statement of Cash Flows)	$510	$23

Expected total annual capital expenditures (by year)
2025	$525	$12
2026	575	10
2027	600	14

The following graph shows Avista Utilities' expected capital expenditures for 2025-2027 by category (in millions):

$525
$29
$72
$81
$103
$240
$575
$32
$88
$82
$97
$276
$600
$33
$76
$86
$102
$303
2025
2026
2027
Transmission and Distribution
Generation
Natural Gas
Enterprise Technology
Other

These estimates of capital expenditures are subject to continuing review and adjustment. Actual expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements. In particular, these estimates do not include expenditures for additional generation or transmission facilities that are contemplated in our IRP but have not been specifically identified and approved.

AVISTA CORPORATION

Non-Regulated Investments and Capital Expenditures

We make investments and capital expenditures at our other businesses including those related to economic development projects in our service territory that demonstrate the latest energy and environmental building innovations and house several local college degree programs. In addition, we make investments in emerging technology companies, venture capital funds, and other business ventures. The following table summarizes our actual and expected investments and capital expenditures at our other businesses as of and for the year ended December 31, 2024 (dollars in millions):

Other
2024 Actual investments and capital expenditures
Investments and capital expenditures	$10

Expected total annual investments and capital expenditures (by year)
2025	$9
2026	4
2027	3

These estimates of investments and capital expenditures are subject to continuing review and adjustment. Actual expenditures may vary from our estimates due to factors such as changes in business conditions or strategic plans.

See “Liquidity” for information regarding other material cash requirements for 2025 and thereafter.

Pension Plan

We contributed $10 million to the pension plan in 2024. We expect to contribute a total of $50 million to the pension plan in the period 2025 through 2029, with an annual contribution of $10 million.

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

The following table summarizes our credit ratings as of February 25, 2025:

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

•
other utilities,
•
federal power marketing agencies,
•
energy marketing and trading companies,

AVISTA CORPORATION

•
independent power producers,
•
financial institutions, and
•
commodity brokers.

Utility Customer and Load Growth

We develop customer and load growth forecasts for the next five years. For 2025-2029, we expect electric and natural gas customer growth of 1.3 percent and 0.5 percent, respectively. Expected load growth for the same period is 0.6 percent for electric and 0.4 percent for natural gas. These estimates do not include the impact of adding any large load customers.

Recent and emerging legislation with potential restrictions to new connections does create further uncertainty when forecasting natural gas customer and load growth, with additional potential impacts to our electric customer and load growth from resulting electrification efforts. Further, natural gas extension allowance programs (which encourage customer growth) have been phased out in Washington and are in the process of being phased out in Oregon. See further discussion regarding regulations impacting our natural gas operations as included in “Environmental Issues and Contingencies”.

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

Environmental Issues and Contingencies

We are subject to environmental regulation by federal, state, tribal and local authorities. The generation, transmission, distribution, service and storage facilities in which we have ownership interests or which we may need to acquire or develop are subject to environmental laws, regulations and rules relating to construction permitting, air quality and emissions, water quality, fisheries, wildlife, endangered species, avian interactions, wastewater and stormwater discharges, waste handling, natural resource protection, historic and cultural resource protection, and other similar activities. These laws and regulations require the Company to make substantial investments in compliance activities and to acquire and comply with a wide variety of environmental licenses, permits, approvals and settlement agreements. These items are enforceable by public officials and private individuals. Some of these regulations are subject to ongoing interpretation, whether administratively or judicially, and are often in the process of being modified. We conduct periodic reviews and audits of pertinent facilities and operations to enhance compliance and to respond to or anticipate emerging environmental issues. The Company's Board of Directors has established a committee to oversee environmental issues and to assess and manage environmental risk.

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

Environmental laws and regulations may restrict or impact our business activities in many ways, including, but not limited to:

AVISTA CORPORATION

•
increasing the operating costs of generating plants, natural gas and electric transmission and distribution facilities and other assets,
•
increasing the lead time and capital costs for the construction of new generating plants, natural gas and electric transmission and distribution facilities and other assets,
•
requiring modification of existing generating plants, natural gas and electric transmission and distribution facilities,
•
requiring existing generating plant, natural gas and/or operations to be curtailed or shut down,
•
reducing the amount of energy available from generating plants,
•
restricting the types of generating plants that can be built or contracted with,
•
requiring construction of specific types of generation plants at higher cost, and
•
increasing costs of distributing, or limiting our ability to distribute, electricity and/or natural gas.

Compliance with environmental laws and regulations could result in increases to capital expenditures and operating expenses. We intend to seek recovery of such costs through the ratemaking process.

Policies and Other Impacts Related to Climate Change

Legal and policy changes responding to concerns about climate changes, and the potential impacts of such changes, could have a significant effect on our business. Direct impacts of climate changes include, without limitation, variations in the amount and timing of energy demand throughout the year, variations in the level and timing of precipitation throughout the year, as well as variations in temperature, and the resulting impact on the availability of hydroelectric resources at times of peak demand as well as an increased risk of wildfire and other impacts of extreme weather. Indirect impacts include, without limitation, changes in laws and regulations intended to mitigate the risk of, or alter, climate changes, including restrictions on the operation of our power generation resources and obligations or limitations imposed on the sale of natural gas. When direct or indirect impacts of climate change lead to increased operational costs or capital investments, we intend to recover such costs through the ratemaking process.

Washington Legislation and Regulatory Actions

Clean Energy Transformation Act

In 2019, the Washington State Legislature passed the CETA, which effectively prohibits sales of energy produced by coal-fired generation to Washington retail customers after December 31, 2025. In addition, the CETA establishes the policy of Washington State that retail sales of electricity to Washington customers must be carbon-neutral by January 1, 2030 and requires that each electric utility demonstrate compliance with this standard by using electricity from renewable and other non-emitting resources for 100 percent of the utility’s retail electric load over consecutive multi-year compliance periods; provided, however, that through December 31, 2044 the utility may satisfy up to 20 percent of this requirement with specified payments, credits and/or investments in qualifying energy transformation projects.

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

In compliance with the CETA, we filed our first CEIP in October 2021, that was approved by the WUTC in June 2022. The CEIP’s four-year compliance period of 2022-2025 proposes targets and specific actions to meet Washington State’s clean energy goals and the equitable distribution of benefits and reduction of burdens to all customers. We have and will continue to deliver on our commitments under the current CEIP and are planning targets and actions for

AVISTA CORPORATION

our next CEIP. The 2025 CEIP detailing targets and actions for the 2026-2029 compliance period will be filed with the WUTC by October 1, 2025. Some highlights of the proposed plan include:

•
increasing the annual targets for renewable and non-emitting energy delivered to Washington electric customers,
•
continuing to provide cost-effective energy efficiency programs to lower electric energy consumption,
•
measuring a set of customer benefit indicator metrics to ensure the equitable distribution of energy and non-energy benefits and reduction of burden to all customers and those residing in Named Communities, and
•
the Named Communities Investment Fund that will invest up to $5 million annually in projects, programs, and initiatives that directly benefit customers residing in historically disadvantaged and vulnerable communities.

Through the third quarter of 2025, we will seek input from the public and interested parties on the 2025 CEIP. The plan will represent our objectives when filed in October 2025, and will be subject to change through the approval process with the WUTC.

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

Washington Climate Commitment Act

The CCA, and its implementing regulations, established a cap and trade program to reduce GHG emissions and achieve the GHG limits previously established under state law. The final rules implement a cap on emissions, provide mechanisms for the sale and tracking of tradable emissions allowances and establish additional compliance and accountability measures. The state issues allowances necessary to serve our Washington retail electric load; off-system wholesale sales may result in additional obligation costs. The CCA also has direct impacts on our Idaho electric operations as it applies to power that is delivered in Washington but is allocated to Idaho customers (wholesale sales) or power generated in Washington that is delivered to Idaho customers. Annually, the model and its resulting calculations must be certified by an independent third party and submitted to Ecology for approval. If the independent third party or Ecology disagrees with the approach or any of the calculations, it could result in a change to the number of allowances needed for compliance and could result in changes to anticipated costs for our electric operations. For Washington electric, we are allowed to defer any incremental costs associated with the CCA in accordance with our regulatory accounting order; however, in Idaho we are not allowed to recover any costs associated with CCA compliance from customers. See "Note 22 of the Notes to Condensed Consolidated Financial Statements" for further discussion of the CCA costs associated with our electric operations and impacts on our financial results.

For our Washington natural gas operations, we have additional financial burdens associated with compliance which are being deferred and recovered from customers in accordance with our regulatory accounting order in Washington (see "Executive Overview" for discussion of the CCA).

Washington State Building Codes

In April 2022, the Washington State Building Code Council (SBCC) approved a revised energy code requiring most new commercial buildings and large multifamily buildings to install all-electric space heating. An amendment to the code allows for natural gas to supplement electric heat pumps. In addition, in November 2022, the SBCC approved

AVISTA CORPORATION

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

In November 2024, Washington voters approved Initiative 2066, which would prohibit state and local governments from restricting access to natural gas, prohibit the SBCC from discouraging or penalizing the use of natural gas, and prohibit the WUTC from approving any multi-year rate plan that requires or incentivizes natural gas companies to terminate or limit natural gas service. Opponents of the Initiative have since filed suit in Washington state court challenging the validity of the Initiative, while proponents of the Initiative have also filed suit in Washington state court to require the SBCC to comply with the new law. Both lawsuits remain pending.

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

In March 2022, we, along with the utilities NW Natural and Cascade Natural Gas, filed a lawsuit requesting judicial review of the CPP. This action was subsequently consolidated with a lawsuit filed by several other parties. In December 2023, the Oregon Court of Appeals issued a decision declaring the CPP regulations invalid. The Oregon

AVISTA CORPORATION

Department of Environmental Quality did not appeal the decision, but instead went back through the rulemaking process. The result of that process was a new version of the CPP that is very similar to the original. We are reviewing the new rules, and considering what legal action, if any, may be taken. To the extent the new rules impose additional compliance costs, we will seek to recover those costs through the ratemaking process.

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

Colstrip

Colstrip is a coal-fired generating plant in southeastern Montana that includes four units and which is owned by six separate entities. We have a 15 percent ownership interest in Units 3 and 4. The owners of Units 3 and 4 share operating and capital costs pursuant to the terms of an operating agreement among them (the Ownership and Operation Agreement). Due to the enactment of CETA in Washington, in January 2023 we entered into an agreement with NorthWestern under which, subject to the terms and conditions specified in the agreement, we will transfer our ownership of Colstrip. See “Note 22 of the Notes to Consolidated Financial Statements” for further discussion of the agreement.

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

The AOC requires MDEQ to review Remedy and Closure plans for all parts of the Colstrip plant through an ongoing public process. The AOC also requires the Colstrip owners to provide financial assurance, primarily in the form of surety bonds, to secure each owner’s pro rata share of various anticipated closure and remediation obligations. We are responsible for our share of two major areas: the Plant Site Area and the Effluent Holding Pond Area. Generally, the plans include the removal of boron, chloride, and sulfate from the groundwater, closure of the existing ash storage ponds, and installation of a new water treatment system to convert the facility to a dry ash storage. Our share of the posted surety bonds is $16 million. This amount is updated

AVISTA CORPORATION

annually, with expected obligations decreasing over time as remediation activities are completed. The contemplated transfer of our interest in Colstrip to Northwestern will not relieve us of these obligations.

2024 EPA Regulations for Power Plants

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
•
Updated Mercury and Air Toxics Standards, pursuant to section 112 of the Clean Air Act (MATS Rule). The MATS Rule sets emissions limits for filterable particulate matter for coal-based generating units. The Rule reduces those limits from the standards that were originally set in 2012.
•
Disposal of Coal Combustion Residuals from Electric Utilities – Legacy CCR Surface Impoundments (CCR Rule). The CCR Rule builds on 2015 regulations, which apply to active power plants that dispose of coal combustion residuals in surface impoundments or landfills, by regulating inactive surface impoundments at inactive power plants and CCR management units at active and inactive power plants. In January 2025, the EPA issued a revised proposed and final rule to address language inconsistencies and submittal deadlines. The owners of Colstrip will be performing analyses to determine whether any potential changes to our existing remediation efforts are required.

We continue to analyze each of these rules to assess the impact, if any, it may have on our existing generating units, including Colstrip and/or our natural gas-fired generating units. A substantial number of legal challenges have been filed regarding these rules. At this time, we do not believe the implementation of these rules will impact our agreement to transfer our Colstrip ownership to NorthWestern, which is planned to close by December 31, 2025. Additionally, along with the other owners (including the operator), we have assessed the CCR Rule and believe there will not be a material change to our asset retirement obligation for Colstrip.

Colstrip Arbitration, Litigation, and Other Contingencies

See “Note 22 of the Notes to Consolidated Financial Statements” for disputes, arbitration, litigations and other contingencies related to Colstrip. We intend to seek recovery of costs associated with Colstrip through the ratemaking process.

2025 Presidential Executive Action

Since taking office, the U.S. President's Administration has issued a multitude of Executive Orders directed towards national energy resources and development. These include actions to (a) immediately pause the disbursement of funds appropriated through the Inflation Reduction Act of 2022 or the Infrastructure and Jobs Act; (b) require agency review of regulations, programs and executive orders that might limit the development or use of domestic energy resources such as oil, natural gas, coal and nuclear; (c) revoke the prior Administration’s Executive Orders on climate policy; (d) withdraw from the Paris Accord; (e) require agency review of regulations, programs and executive orders that limit consumer choice for vehicles and appliances; (f) require review of the 2009 EPA endangerment finding for greenhouse gasses under the Clean Air Act; (g) direct the EPA to revise or eliminate the use of a social cost of carbon in federal decision-making; (h) terminate certain offshore wind projects; (i) expedite resource development and permitting in Alaska, including liquified natural gas; and (j) declare a national emergency to expedite the development of energy infrastructure.

We continue to assess potential impacts from these and other executive actions that may be taken by the Administration. To the extent that any action taken by the Administration results in increased costs for our business, we will seek to recover those costs through the rate-making process.

AVISTA CORPORATION

Enterprise Risk Management

The following discussion focuses on our processes and procedures to identify and manage the principal known risks that we face. See "Item 1A: Risk Factors," "Item 1C: Cybersecurity," "Forward-Looking Statements," as well as "Environmental Issues and Contingencies."

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

Utility Regulatory Risk

We have a regulatory group which seeks to mitigate regulatory risk through open communications with regulatory commissioners and staff regarding the Company’s business plans and concerns. The regulatory group also considers the regulator’s priorities and rate policies and makes recommendations to senior management on regulatory strategy for the Company. Oversight of our regulatory strategies and policies is performed by senior management and the Board of Directors. See “Regulatory Matters” for further discussion of regulatory matters affecting the Company.

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

Technology Risk

Technology governance is led by senior management, and includes new technology strategy, risk planning and major project planning and approval. Oversight of technology risk is performed by the Board’s Environmental, Technology and Operations Committee. We are dedicated to securing, maintaining and evaluating and developing our information technology systems. We evaluate our technology for obsolescence and upgrade or replace systems as necessary. The technology project management office and enterprise business performance team provide project cost, timeline and schedule oversight.

Strategic Risk

Oversight of strategic risk is performed by the Board of Directors and senior management. We have a Senior Vice President, Energy Policy and Chief Strategy Officer who leads strategic initiatives, searches for and evaluates opportunities and makes recommendations to other members of senior management and the Board of Directors. We not only focus on whether opportunities are financially viable, but also consider whether these opportunities fall within our core policies and our core business strategies. We strive to mitigate reputational risk primarily through a focus on adherence to our core policies, including our Code of Conduct, maintaining an appropriate culture and tone at the top, and through communication and engagement with external stakeholders.

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

AVISTA CORPORATION

•
tailoring internal company initiatives to focus on choices for customers, to increase their overall satisfaction with the Company, and
•
engaging in the legislative process in a manner that fosters the interests of our customers and the communities we serve.

Financial Risk

Financial risk is impacted by many factors, including regulation and rates, weather risk, access to capital markets, interest rate risk, credit risk, and foreign exchange risk. Our Treasury department monitors our daily cash position and future cash flow needs, as well as monitoring market conditions to determine the appropriate course of action for capital financing strategies. Oversight of financial risk mitigation strategies is performed by senior management and the Finance Committee of the Board of Directors.

Regulation and Rates

The Regulatory Affairs department is critical in mitigation of financial risk as they have regular communications with state commission regulators and staff and they monitor and develop rate strategies. Rate strategies, such as decoupling and operating expense balancing accounts, help mitigate the impacts of revenue fluctuations due to weather, conservation or the economy.

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

Interest Rate Risk

Uncertainty about future interest rates causes risk related to a portion of existing debt, future borrowing requirements, and pension and other post-retirement benefit obligations. We manage debt interest rate risk by limiting variable rate debt to a percentage of total capitalization, monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. We may hedge a portion of our interest rate risk with financial derivative instruments, particularly to manage risk associated with significant concentrations of forecasted debt issuances. The Finance Committee of the Board of Directors periodically reviews and discusses interest rate risk management processes and the steps management has undertaken to control interest rate risk. Our Risk Management Committee (RMC) also reviews the interest rate risk management plan.

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

AVISTA CORPORATION

cash payments made or received are recorded as a regulatory asset or liability and (after a prudency review through a general rate case) are subsequently amortized as a component of interest expense over the life of the associated debt. The settled interest rate swap derivatives are included as a part of the cost of debt calculation for ratemaking purposes.

The following table summarizes interest rate swap derivatives outstanding as of December 31, 2024 and December 31, 2023 (dollars in millions):

	December 31,	December 31,
	2024	2023
Number of agreements	1	3
Notional amount	$10	$30
Mandatory cash settlement dates	2025	2024 to 2025
Short-term derivative assets (1)	$1	$4
(1)
There are offsetting regulatory assets and liabilities for these items on the Consolidated Balance Sheets in accordance with regulatory accounting practices.

The interest rate on $52 million of long-term debt to affiliated trusts is adjusted quarterly, reflecting current market rates. Amounts borrowed under our committed line of credit agreements have variable interest rates.

The following table shows long-term debt and related weighted-average interest rates, by expected maturity dates as of December 31, 2024 (dollars in millions):

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate long-term debt (1)	$—	$—	$—	$25	$15	$2,594	$2,634	$2,101
Weighted-average interest rate	—	—	—	6.37%	5.92%	3.64%	4.35%
Variable rate long-term debt to affiliated trusts	—	—	—	—	—	$52	$52	$47
Weighted-average interest rate	—	—	—	—	—	5.64%	5.64%
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

As of December 31, 2024, we had cash deposited as collateral of $24 million and letters of credit of $12 million outstanding related to energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on positions outstanding at December 31, 2024 (including contracts that are considered derivatives and those that are considered non-derivatives), we would potentially be required to post the following additional collateral (dollars in millions):

December 31, 2024
Additional collateral taking into account contractual thresholds (1)	$22
Additional collateral without contractual thresholds	33
(1)
This amount is different from the amount disclosed in “Note 8 of the Notes to Consolidated Financial Statements” because, while this analysis includes contracts that are not considered derivatives in addition to the contracts considered in Note 8, this analysis also takes into account contractual threshold limits that are not considered in Note 8.

Under the terms of interest rate swap derivatives that we enter into periodically, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. As of December 31, 2024, we had one interest rate swap agreement outstanding with a notional amount totaling $10 million and we had deposited no cash as collateral for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on interest rate swap

AVISTA CORPORATION

derivatives outstanding as of December 31, 2024, we would not be required to post additional collateral because all of our outstanding interest rate swaps were in an asset position at the time.

Foreign Currency Risk

A significant portion of our utility natural gas supply (including fuel for electric generation) is obtained from Canadian sources. Most of those transactions are executed in U.S. dollars, which avoids foreign currency risk. A portion of short-term natural gas transactions and long-term Canadian transportation contracts are committed based on Canadian currency prices. The short-term natural gas transactions are typically settled within sixty days with U.S. dollars. We hedge a portion of the foreign currency risk by purchasing Canadian currency exchange derivatives when such commodity transactions are initiated. This risk has not had a material effect on our financial condition, results of operations or cash flows and these differences in cost related to currency fluctuations are included with natural gas supply costs for ratemaking.

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

AVISTA CORPORATION

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2024 that are expected to settle in each respective year (dollars in millions). There are no expected deliveries of energy commodity derivatives after 2027:

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2025	$—	$—	$(23)	$(19)	$10	$7	$(3)	$—
2026	—	—	(9)	(3)	—	—	—	—
2027	—	—	(2)	—	—	—	—	—

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2023 that were expected to settle in each respective year (dollars in millions). There were no expected deliveries of energy commodity derivatives after 2026:

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2024	$1	$—	$(7)	$(51)	$7	$2	$(3)	$1
2025	—	—	(6)	(5)	—	—	(4)	(1)
2026	—	—	(1)	—	—	—	—	—
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

The Report of Independent Registered Public Accounting Firm and Financial Statements begin on the next page.

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avista Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avista Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
•
We read relevant regulatory orders issued by the Commissions for the Company and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on the precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
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

February 25, 2025

We have served as the Company's auditor since 1933.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Years Ended December 31

Dollars in millions, except per share amounts

	2024	2023	2022
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$1,902	$1,746	$1,743
Alternative revenue programs	35	5	(34)
Total utility revenues	1,937	1,751	1,709
Non-utility revenues	1	1	1
Total operating revenues	1,938	1,752	1,710
Operating Expenses:
Utility operating expenses:
Resource costs	798	702	736
Other operating expenses	442	414	405
Depreciation and amortization	274	265	253
Taxes other than income taxes	116	110	114
Non-utility operating expenses	2	3	12
Total operating expenses	1,632	1,494	1,520
Income from operations	306	258	190
Interest expense	147	141	118
Interest expense to affiliated trusts	3	3	1
Capitalized interest	(5)	(4)	(4)
Other income-net	(22)	(19)	(63)
Income before income taxes	183	137	138
Income tax expense (benefit)	3	(34)	(17)
Net income	$180	$171	$155
Weighted-average common shares outstanding (thousands), basic	78,725	76,396	72,989
Weighted-average common shares outstanding (thousands), diluted	78,820	76,495	73,093
Earnings per common share:
Basic	$2.29	$2.24	$2.13
Diluted	$2.29	$2.24	$2.12

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Years Ended December 31

Dollars in millions

	2024	2023	2022
Net income	$180	$171	$155
Other Comprehensive Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $0, $0 and $2, respectively	—	2	9
Total other comprehensive income	—	2	9
Comprehensive income	$180	$173	$164

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED BALANCE SHEETS

Avista Corporation

As of December 31

Dollars in millions

	2024	2023
Assets:
Current Assets:
Cash and cash equivalents	$30	$35
Accounts and notes receivable, net	205	217
Inventory	193	160
Regulatory assets	137	146
Other current assets	91	104
Total current assets	656	662
Net utility property	5,987	5,700
Goodwill	52	52
Non-current regulatory assets	847	894
Other property and investments-net and other non-current assets	399	394
Total assets	$7,941	$7,702
Liabilities and Equity:
Current Liabilities:
Accounts payable	$125	$143
Current portion of long-term debt	—	15
Short-term borrowings	354	349
Regulatory liabilities	108	76
Other current liabilities	184	192
Total current liabilities	771	775
Long-term debt	2,614	2,515
Long-term debt to affiliated trusts	52	52
Pensions and other postretirement benefits	75	90
Deferred income taxes	751	718
Non-current regulatory liabilities	834	857
Other non-current liabilities and deferred credits	253	210
Total liabilities	5,350	5,217
Commitments and Contingencies (See Notes to Consolidated Financial Statements)
Equity:
Common stock, no par value; 200,000 shares authorized; 80,039 and 78,075 shares issued and outstanding, respectively (shares in thousands)	1,720	1,644
Retained earnings	871	841
Total equity	2,591	2,485
Total liabilities and equity	$7,941	$7,702

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Years Ended December 31

Dollars in millions

	2024	2023	2022
Operating Activities:
Net income	$180	$171	$155
Non-cash items included in net income:
Depreciation and amortization	274	265	253
Provision for deferred income taxes	(5)	(37)	(18)
Power and natural gas cost amortizations (deferrals), net	104	7	(78)
Amortization of debt expense	2	3	2
Stock-based compensation expense	9	8	9
Equity-related AFUDC	(9)	(7)	(7)
Pension and other postretirement benefit expense	12	14	32
Other regulatory assets and liabilities	(28)	(34)	(15)
Other non-current assets and liabilities	36	26	(5)
Change in decoupling regulatory deferral	(35)	(3)	33
Realized and unrealized losses (gains) on assets and investments	5	3	(50)
Other	(4)	(6)	12
Contributions to defined benefit pension plan	(10)	(10)	(42)
Cash paid on settlement of interest rate swap agreements	—	—	(17)
Cash received on settlement of interest rate swap agreements	4	8	—
Changes in certain current assets and liabilities:
Accounts and notes receivable	3	37	(56)
Inventory	(40)	(52)	(23)
Collateral posted for derivative instruments	18	129	(141)
Income taxes receivable	(3)	2	(1)
Other current assets	16	(26)	(7)
Accounts payable	(8)	(66)	66
Other current liabilities	13	15	22
Net cash provided by operating activities	534	447	124
Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(533)	(499)	(452)
Issuance of notes receivable	—	(3)	(3)
Equity and property investments	(10)	(13)	(10)
Proceeds from sale of investments	—	3	1
Other	4	2	4
Net cash used in investing activities	$(539)	$(510)	$(460)

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Years Ended December 31

Dollars in millions

	2024	2023	2022
Financing Activities:
Net increase (decrease) in short-term borrowings	$5	$(114)	$179
Proceeds from issuance of long-term debt	84	250	400
Maturity of long-term debt and finance leases	(3)	(17)	(253)
Issuance of common stock, net of issuance costs	68	113	137
Cash dividends paid	(150)	(141)	(129)
Other	(4)	(6)	(7)
Net cash provided by financing activities	—	85	327
Net increase (decrease) in cash and cash equivalents	(5)	22	(9)
Cash and cash equivalents at beginning of year	35	13	22
Cash and cash equivalents at end of year	$30	$35	$13
Supplemental Cash Flow Information:
Cash paid (received) during the year:
Interest	$141	$132	$107
Income taxes paid	12	3	2
Income tax refunds	(1)	(1)	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures	24	34	28

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Years Ended December 31

Dollars in millions, except per share amounts

	2024	2023	2022
Common Stock, Shares (in thousands):
Shares outstanding at beginning of year	78,075	74,946	71,498
Shares issued through equity compensation plans	147	118	124
Shares issued through Employee Investment Plan	13	12	14
Shares issued through sales agency agreements	1,804	2,999	3,310
Shares outstanding at end of year	80,039	78,075	74,946
Common Stock, Amount:
Balance at beginning of year	$1,644	$1,525	$1,380
Equity compensation expense	8	7	8
Issuance of common stock through equity compensation plans	1	1	1
Issuance of common stock through Employee Investment Plan	—	—	1
Issuance of common stock through sales agency agreements, net of issuance costs	68	112	137
Payment of minimum tax withholdings for share-based payment awards	(1)	(1)	(2)
Balance at end of year	1,720	1,644	1,525
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	—	(2)	(11)
Other comprehensive income	—	2	9
Balance at end of year	—	—	(2)
Retained Earnings:
Balance at beginning of year	841	812	786
Net income	180	171	155
Dividends on common stock	(150)	(142)	(129)
Balance at end of year	871	841	812
Total equity	$2,591	$2,485	$2,335
Dividends declared per common share	$1.90	$1.84	$1.76

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

During 2024, management elected to change the presentation of the Company's financial statements and accompanying footnote disclosures from thousands to millions. The change in presentation had no material impact on previously reported financial information, but certain amounts reported for prior periods may differ by insignificant amounts due to the nature of rounding relative to the change in presentation. In addition, historical percentages and per share amounts presented may not add to their respective totals or recalculate due to rounding.

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
obligations under the CCA,
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

Depreciation

For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing composite rates for utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives. For utility operations, the ratio of depreciation provisions to average depreciable property was as follows for the years ended December 31:

	2024	2023	2022
Avista Utilities	3.45%	3.52%	3.50%
Alaska Electric Light and Power Company	2.80%	2.78%	2.78%

The average service lives for the following broad categories of utility plant in service are (in years):

	Avista Utilities	Alaska Electric Light and Power Company
Electric thermal/other production	27	41
Hydroelectric production	81	42
Electric transmission	44	43
Electric distribution	42	39
Natural gas distribution property	44	N/A
Other shorter-lived general plant	8	18

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

The WUTC and IPUC have authorized Avista Utilities to calculate AFUDC using its allowed rate of return on rate base. To the extent amounts calculated using this rate exceed the AFUDC amounts calculated using the FERC formula, Avista Utilities capitalizes the excess as a regulatory asset. The regulatory asset associated with plant in service is amortized over the average useful life of Avista Utilities' utility plant which is approximately 30 years. The regulatory asset associated with construction work in progress is not amortized until the plant is placed in service.

The effective AFUDC rate was the following for the years ended December 31:

	2024	2023	2022
Avista Utilities	7.03%	7.03%	7.12%
Alaska Electric Light and Power Company	8.47%	8.61%	8.08%

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

The Company did not incur penalties on income tax positions in 2024, 2023 or 2022. The Company would recognize interest accrued related to income tax positions as interest expense or interest income and penalties incurred as other operating expense.

Stock-Based Compensation

The Company issues three types of stock-based compensation awards - restricted shares, market-based awards and performance-based awards. Compensation cost relating to share-based payment transactions is recognized in the Company’s financial statements based on the fair value of the equity instruments issued and recorded over the requisite service period.

The Company recorded stock-based compensation expense (included in other operating expenses) and income tax benefits in the Consolidated Statements of Income of the following amounts for the years ended December 31 (dollars in millions):

	2024	2023	2022
Stock-based compensation expense	$8	$7	$8
Income tax benefits	2	2	2

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

The following table summarizes the number of grants, vested and unvested shares, earned shares (based on market metrics), and other pertinent information related to the Company's stock compensation awards for the years ended December 31:

	2024	2023	2022
Restricted Shares
Shares granted during the year	82,433	76,806	115,746
Shares vested during the year	75,107	75,007	44,829
Unvested shares at end of year	158,464	152,140	157,860
Unrecognized compensation expense at end of year (in millions)	$3	$3	$4
TSR Awards
TSR shares granted during the year	45,739	34,912	69,814
TSR shares vested during the year	64,640	61,456	43,730
TSR shares earned based on market metrics	35,552	44,863	48,890
Unvested TSR shares at end of year	77,530	96,915	130,567
Unrecognized compensation expense at end of year (in millions)	$2	$2	$4
CEPS Awards
CEPS shares granted during the year	137,161	104,685	69,814
CEPS shares vested during the year	64,640	61,456	43,730
CEPS shares earned based on performance metrics	29,088	33,801	—
Unvested CEPS shares at end of year	232,486	161,235	130,567
Unrecognized compensation expense at end of year (in millions)	$3	$2	$2

Outstanding restricted, TSR and CEPS share awards include a dividend component paid in cash. A liability for the dividends payable related to these awards is accrued as dividends are announced throughout the life of the award. As of December 31, 2024 and 2023, the Company had recognized a liability of $3 million and $2 million, respectively, related to the dividend equivalents payable on the outstanding and unvested share grants.

Other Income - Net

Other income - net consisted of the following items for the years ended December 31 (dollars in millions):

	2024	2023	2022
Interest income	$5	$6	$2
Interest on regulatory deferrals	9	9	2
Equity-related AFUDC	9	7	7
Non-service portion of pension and other postretirement benefit expenses	2	—	3
Earnings (losses) on investments	(7)	(3)	48
Other income	4	—	1
Total	$22	$19	$63

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to provide for estimated and potential losses on accounts receivable. The Company determines the allowance for utility and other customer accounts receivable based on historical write-offs as compared to accounts receivable and operating revenues. Additionally, the Company establishes specific allowances for certain individual accounts. The following table presents the activity in the allowance for doubtful accounts during the years ended December 31 (dollars in millions):

	2024	2023	2022
Allowance as of the beginning of the year	$5	$6	$10
Additions expensed during the year	7	7	—
Net deductions	(7)	(8)	(4)
Allowance as of the end of the year	$5	$5	$6

The Company has received grants from various government agencies to assist customers with their energy bills. The Company received these grant funds and applied them to customer accounts, reducing accounts receivable balances. These grants totaled $10 million in 2024, $2 million in 2023 and $6 million in 2022.

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

The Company recovers certain asset retirement costs through rates charged to customers as a portion of its depreciation expense for which the Company has not recorded asset retirement obligations. The Company records the amount of estimated retirement costs collected from customers (that do not represent legal or contractual obligations) and includes them as a non-current regulatory liability on the Consolidated Balance Sheets in the following amounts as of December 31 (dollars in millions):

	2024	2023
Regulatory liability for utility plant retirement costs	$448	$417

Goodwill

Goodwill arising from acquisitions represents the future economic benefit arising from other assets acquired in a business combination not individually identified and separately recognized. In 2024, the Company evaluated goodwill for impairment using a qualitative analysis (Step 0). The Company completed its annual evaluation of goodwill for potential impairment as of November 30, 2024 and determined goodwill was not impaired at that time. No events or circumstances occurred between November 30, 2024 and December 31, 2024 that would more likely than not reduce the fair values of the reporting units below

AVISTA CORPORATION

their carrying amounts. As of December 31, 2024 and December 31, 2023, the carrying amount of goodwill was $52 million. There are no accumulated impairment losses recognized to date.

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

AVISTA CORPORATION

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

The appropriated retained earnings amounts included in retained earnings were as follows as of December 31 (dollars in millions):

	2024	2023
Appropriated retained earnings	$62	$59

Contingencies

The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual, if there is a reasonable possibility that a material loss may be incurred. As of December 31, 2024, the Company has not recorded significant amounts related to unresolved contingencies. See Note 22 for further discussion of the Company's commitments and contingencies.

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

AVISTA CORPORATION

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

ASU 2023-07 "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures"

In November 2023, the FASB issued ASU 2023-07, requiring additional disclosures around reportable segment information. The additional required disclosures include significant segment expenses, an amount for other segment activity not included in the disaggregated segment amounts and a description of the activity, and the title and position of the chief operating decision maker and an explanation of how they use the reported measures of segment profit or loss in assessing segment performance and allocating resources. The ASU became effective for annual periods after December 15, 2023 and interim periods after December 15, 2024. The Company has incorporated the newly required disclosures with a retrospective adoption, in Note 24.

ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures"

In December 2023, the FASB issued ASU 2023-09, requiring additional income tax disclosures. The additional disclosures include prescribed items presented in the income tax rate reconciliation, and further disaggregation of income taxes paid between federal, state and foreign taxes. The ASU is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company expects the implementation of the ASU to result in expanded income tax disclosures.

ASU 2024-03 "Disaggregation of Income Statement Expenses"

In November 2024, the FASB issued ASU 2024-03, requiring additional footnote disclosures disaggregating certain expenses included on the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt as of December 31, 2024.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, stored natural gas and fuel stock are recorded at average cost and consisted of the following as of December 31 (dollars in millions):

	2024	2023
Materials and supplies	$99	$82
Emission allowances	79	56
Stored natural gas	10	16
Fuel stock	5	6
Total	$193	$160

AVISTA CORPORATION

Other Current Assets

Other current assets consisted of the following as of December 31 (dollars in millions):

	2024	2023
Prepayments	$37	$53
Income taxes receivable	32	29
Derivative assets net of collateral	11	12
Other	11	10
Total	$91	$104

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of December 31 (dollars in millions):

	2024	2023
Equity investments	$157	$153
Operating lease ROU assets	66	68
Finance lease ROU assets	33	36
Non-utility property	33	34
Notes receivable	16	15
Long-term prepaid license fees	18	19
Pension assets	35	33
Investment in affiliated trust	12	12
Deferred compensation assets	9	8
Other	20	16
Total	$399	$394

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (dollars in millions):

	2024	2023
Accrued taxes other than income taxes	$34	$32
Employee paid time off accruals	32	32
Accrued interest	24	24
Pensions and other postretirement benefits	15	14
Derivative liabilities	14	17
Climate Commitment Act obligations	—	19
Other	65	54
Total	$184	$192

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of December 31 (dollars in millions):

	2024	2023
Operating lease liabilities	$62	$64
Finance lease liabilities	35	39
Deferred investment tax credits	28	28
Climate Commitment Act obligations	77	26
Asset retirement obligations	18	18
Derivative liabilities	12	18
Other	21	17
Total	$253	$210

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

AVISTA CORPORATION

Any difference between actual and estimated revenue is recorded in the following month when the meter reading and customer billing occurs.

Accounts receivable includes unbilled energy revenues of the following amounts as of December 31 (dollars in millions):

	2024	2023
Unbilled accounts receivable	$75	$79

Non-Derivative Wholesale Contracts

The Company has certain wholesale contracts that are not accounted for as derivatives and are considered revenue from contracts with customers. Revenue is recognized as energy is delivered to the customer or the service is available for a specified period of time, consistent with the discussion of rate regulated sales above.

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

Utility-related taxes included in revenue from contracts with customers were as follows for the years ended December 31 (dollars in millions):

	2024	2023	2022
Utility-related taxes	$81	$75	$70

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement where the customer makes payments throughout the year. As of December 31, 2024, the Company estimates it had unsatisfied capacity performance obligations of $2 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the years ended December 31 (dollars in millions):

	2024	2023	2022
Avista Utilities
Revenue from contracts with customers	$1,570	$1,486	$1,400
Derivative revenues	249	199	286
Alternative revenue programs	35	5	(34)
Other utility revenues	33	13	11
Total Avista Utilities	1,887	1,703	1,663
AEL&P
Revenue from contracts with customers	49	47	46
Other utility revenues	1	1	—
Total AEL&P	50	48	46
Other
Other revenues	1	1	1
Total operating revenues	$1,938	$1,752	$1,710

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the years ended December 31 (dollars in millions):

	2024			2023			2022
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$473	$22	$495	$425	$20	$445	$415	$20	$435
Commercial and governmental	369	27	396	344	27	371	339	26	365
Industrial	131	—	131	110	—	110	108	—	108
Public street and highway lighting	9	—	9	8	—	8	7	—	7
Total retail revenue	982	49	1,031	887	47	934	869	46	915
Transmission	38	—	38	33	—	33	32	—	32
Other revenue from contracts with customers	40	—	40	45	—	45	50	—	50
Total revenue from contracts with customers	$1,060	$49	$1,109	$965	$47	$1,012	$951	$46	$997

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the years ended December 31 (dollars in millions):

	2024	2023	2022
	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$317	$326	$284
Commercial	163	164	140
Industrial and interruptible	13	17	10
Total retail revenue	493	507	434
Transportation	11	8	9
Other revenue from contracts with customers	6	6	6
Total revenue from contracts with customers	$510	$521	$449

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

In addition to the lease with the State of Montana, the Company has other operating leases for land associated with its utility operations, as well as communication sites which support network and radio communications within its service territory. The Company's leases have remaining terms of 1 to 69 years. Most of the Company's leases include options to extend the lease term for periods of 5 to 50 years. Options are exercised at the Company's discretion.

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

Avista Corp. does not record leases with a term of 12 months or less in the Consolidated Balance Sheets. Total short-term lease costs for 2024 are immaterial.

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

AVISTA CORPORATION

Operating and Finance Lease Balances in the Financial Statements

The components of lease expense were as follows for the year ended December 31 (dollars in millions):

	2024	2023	2022
Operating lease cost:
Fixed lease cost (Other operating expenses)	$5	$5	$5
Variable lease cost (Other operating expenses and Resource costs)	31	25	2
Total operating lease cost	$36	$30	$7

Finance lease cost:
Amortization of ROU asset (Depreciation and amortization)	$4	$4	$4
Interest on lease liabilities (Interest expense)	2	2	2
Total finance lease cost	$6	$6	$6

Supplemental cash flow information related to leases was as follows for the year ended December 31 (dollars in millions):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows:
Operating lease payments	$5	$5	$5
Interest on finance lease	2	2	2
Total operating cash outflows	$7	$7	$7

Finance cash outflows:
Principal payments on finance lease	$3	$3	$3

Supplemental balance sheet information related to leases was as follows for December 31 (dollars in millions):

	December 31,	December 31,
	2024	2023
Operating Leases
Operating lease ROU assets (Other property and investments-net and other non-current assets)	$66	$68

Other current liabilities	$4	$4
Other non-current liabilities and deferred credits	62	64
Total operating lease liabilities	$66	$68

Finance Leases
Finance lease ROU assets (Other property and investments-net and other non-current assets)	$33	$36

Other current liabilities	$4	$3
Other non-current liabilities and deferred credits	35	39
Total finance lease liabilities	$39	$42

Weighted Average Remaining Lease Term
Operating leases	21 years	22 years
Finance leases	4 years	5 years

Weighted Average Discount Rate
Operating leases	4.30%	4.29%
Finance leases	3.46%	3.77%

AVISTA CORPORATION

Maturities of lease liabilities (including principal and interest) were as follows as of December 31, 2024 (dollars in millions):

	Operating Leases	Finance Leases
2025	$5	$5
2026	5	5
2027	5	5
2028	5	6
2029	5	6
Thereafter	79	22
Total lease payments	$104	$49
Less: imputed interest	(38)	(10)
Total	$66	$39

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

Avista Corp. participates in profits and losses of the investment funds based on its ownership percentage and its losses are capped at its total initial investment in the funds. Equity investments in VIEs are accounted for under the equity method (see Note 7). As of December 31, 2024, Avista Corp. has invested $82 million in these investment funds, with an additional commitment of $18 million remaining to be invested. The Company is not allowed to withdraw capital contributions from an investment fund until after that fund expiration date and all liabilities of that fund are settled. The expiration dates range from 2025 to 2036, with some investments having no termination date (as they are perpetual). As of December 31, 2024, the Company has a total carrying amount of $89 million in these VIEs, including $79 million of equity investments and $10 million of notes receivable.

NOTE 7. EQUITY INVESTMENTS

The Company has equity investment holdings that are accounted for under the equity method, at fair value, or using the fair value measurement alternative provided for in ASC 321, adjusting cost for impairment and observable price changes.

The following table summarizes Avista Corp.’s equity investments, which are included in “Other property and investments- net and other non-current assets” on the Consolidated Balance Sheets as of December 31 (dollars in millions):

	2024	2023
Equity method investments	$77	$79
Investments without readily determinable fair value
Non-recurring fair value	27	24
Recurring fair value	53	50
Total	$157	$153

Equity Method Investments

The Company has investments in limited partnerships (or the functional equivalent) where Avista Corp. is a limited partner investor in an investment fund. Holdings in these investment funds are accounted for under the equity method. Underlying

AVISTA CORPORATION

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

Realized and unrealized gains or losses in equity investments are included in net income. The following table summarizes net unrealized gains (losses) related to investments without readily determinable fair value held as of the end of the respective period for the years ended December 31 (dollars in millions):

	2024	2023	2022
Investments recorded at non-recurring fair value	$—	$—	$12
Investments recorded at recurring fair value	—	(4)	33
Total	$—	$(4)	$45

Net unrealized gains recorded related to investments recorded at non-recurring fair value result from identified observable transactions. On a cumulative basis, the Company has recognized a net gain of $15 million for fair value adjustments to investments recorded at non-recurring fair value held at December 31, 2024.

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

The following table presents the underlying energy commodity derivative volumes as of December 31, 2024 expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
2025	7	—	27,993	39,483	427	420	1,897	1,963
2026	—	—	17,560	13,175	—	—	—	—
2027	—	—	7,555	2,250	—	—	—	—

As of December 31, 2024, there are no expected deliveries of energy commodity derivatives after 2027.

The following table presents the underlying energy commodity derivative volumes as of December 31, 2023 that were expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

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

AVISTA CORPORATION

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

The following table summarizes the foreign currency exchange derivatives outstanding as of December 31 (dollars in millions):

	2024	2023
Number of contracts	22	5
Notional amount (in United States dollars)	$2	$—
Notional amount (in Canadian dollars)	2	—

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

The following table summarizes the unsettled interest rate swap derivatives outstanding as of the balance sheet date indicated below (dollars in millions):

Balance Sheet Date	Number of Contracts	Notional Amount	Mandatory Cash Settlement Date
December 31, 2024	1	$10	2025
December 31, 2023	2	$20	2024
	1	10	2025

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

Summary of Outstanding Derivative Instruments

The amounts recorded on the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of derivative instruments recorded on the Consolidated Balance Sheets as of December 31, 2024 (dollars in millions):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netting	Net Asset (Liability) on Balance Sheet
Interest rate swap derivatives
Other current assets	$1	$—	$—	$1
Energy commodity derivatives
Other current assets	10	—	—	10
Other current liabilities	11	(48)	23	(14)
Other non-current liabilities and deferred credits	2	(16)	1	(13)
Total derivative instruments recorded on the balance sheet	$24	$(64)	$24	$(16)

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Consolidated Balance Sheets as of December 31, 2023 (dollars in millions):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netting	Net Asset (Liability) on Balance Sheet
Interest rate swap derivatives
Other current assets	$4	$—	$—	$4
Energy commodity derivatives
Other current assets	9	—	—	9
Other current liabilities	20	(79)	42	(17)
Other non-current liabilities and deferred credits	3	(21)	—	(18)
Total derivative instruments recorded on the balance sheet	$36	$(100)	$42	$(22)

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

The following table presents collateral outstanding related to its derivative instruments as of December 31 (dollars in millions):

	2024	2023
Energy commodity derivatives
Cash collateral posted	$24	$43
Letters of credit outstanding	12	20

There was no collateral or letters of credit outstanding related to interest rate swap derivatives as of December 31, 2024 and December 31, 2023.

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

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position and the amount of additional collateral Avista Corp. could be required to post as of December 31 (dollars in millions):

2024
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$33
Additional collateral to post	22

NOTE 9. JOINTLY OWNED ELECTRIC FACILITIES

The Company has a 15 percent ownership interest in Units 3 and 4 of Colstrip, and provides financing for its ownership interest in the project. In January 2023, the Company entered into an agreement to transfer its ownership in Colstrip Units 3 and 4 to Northwestern on December 31, 2025. The Company will retain responsibility for remediation obligations in existence at the time the transaction closes. See further discussion of the transaction within Note 22.

Pursuant to the ownership and operating agreements among the co-owners, the Company’s share of related fuel costs as well as operating expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income.

AVISTA CORPORATION

The Company’s share of utility plant in service for Colstrip and accumulated depreciation (inclusive of the ARO assets and accumulated amortization) were as follows as of December 31 (dollars in millions):

	2024	2023
Utility plant in service	$401	$394
Accumulated depreciation	(355)	(334)

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

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Net Utility Property

Net utility property consisted of the following as of December 31 (dollars in millions):

	2024	2023
Utility plant in service	$8,180	$7,799
Construction work in progress	238	180
Total	8,418	7,979
Less: Accumulated depreciation and amortization	2,431	2,279
Total net utility property	$5,987	$5,700

Gross Property, Plant and Equipment

The gross balances of the major classifications of property, plant and equipment are detailed in the following table as of December 31 (dollars in millions):

	2024	2023
Avista Utilities:
Electric production	$1,523	$1,498
Electric transmission	1,105	1,059
Electric distribution	2,580	2,383
Electric construction work-in-progress (CWIP) and other	452	395
Electric total	5,660	5,335
Natural gas underground storage	63	60
Natural gas distribution	1,624	1,539
Natural gas CWIP and other	95	92
Natural gas total	1,782	1,691
Common plant (including CWIP)	760	760
Total Avista Utilities	8,202	7,786
AEL&P:
Electric production	120	119
Electric transmission	23	23
Electric distribution	36	32
Electric CWIP and other	26	9
Electric total	205	183
Common plant	11	10
Total AEL&P	216	193
Total gross utility property	8,418	7,979
Other (1)	6	6
Total	$8,424	$7,985
(1)
Included in other property and investments-net and other non-current assets on the Consolidated Balance Sheets.

AVISTA CORPORATION

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

In April 2024 and January 2025, the EPA issued additional final rules building on the 2015 regulations and regulating CCR management units at active and inactive power plants. The Colstrip owners are performing analyses to determine whether any potential changes to the existing remediation efforts are required. Based on the results of these analyses to date, the Company believes there will not be a material change to the asset retirement obligation for Colstrip related to these final rules.

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

The following table documents the changes in the Company’s asset retirement obligation during the years ended December 31 (dollars in millions):

	2024	2023	2022
Asset retirement obligation at beginning of year	$18	$16	$17
Liabilities incurred	—	2	—
Liabilities settled	(1)	—	(2)
Accretion expense	1	—	1
Asset retirement obligation at end of year	$18	$18	$16

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

AVISTA CORPORATION

Avista Utilities

The Company has a defined benefit pension plan covering the majority of regular full-time non-union employees at Avista Utilities hired prior to January 1, 2014 and regular full-time union employees that were hired prior to January 1, 2024. Employees eligible for the plan continue to accrue benefits. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. Non-union employees hired on or after January 1, 2014 and union employees hired on or after January 1, 2024 participate in a defined contribution 401(k) plan in lieu of a defined benefit pension plan. The Company’s funding policy is to contribute at least the minimum amounts required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts currently deductible for income tax purposes. The Company contributed $10 million in cash each year to the pension plan in 2024 and 2023, and $42 million in 2022. The Company expects to contribute $10 million in cash to the pension plan in 2025.

In 2022, the defined benefit pension plan lump sum payments exceeded the annual service and interest costs for the plan. This resulted in a partial settlement of the plan, and the Company recorded a settlement loss of $12 million for the previously unrecognized losses in 2022. This loss was deferred as a regulatory asset and is being amortized over 12 years in accordance with regulatory accounting orders.

In 2024, the Company offered pension participants an election to leave the pension plan for an alternative defined contribution 401(k) plan. In April 2024, it was determined that due to the number of participants electing to leave the pension plan, as well as the resulting decrease in expected future service, this event resulted in a curtailment of the pension plan, and an associated gain of $1 million for the reduction in the benefit obligation. This gain was offset against the unrecognized net actuarial loss (and recorded within a regulatory asset). The curtailment triggered a remeasurement of pension plan. The remeasurement did not have a material impact on the Company's financial condition or results of operations.

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

The Company expects benefit payments under the pension plan and the SERP will total (dollars in millions):

	2025	2026	2027	2028	2029	Total 2030- 2034
Expected benefit payments	$44	$45	$45	$46	$46	$242

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

The Company expects benefit payments under other postretirement benefit plans will total (dollars in millions):

AVISTA CORPORATION

	2025	2026	2027	2028	2029	Total 2030- 2034
Expected benefit payments	$7	$7	$7	$7	$7	$38

The Company expects to contribute $7 million to other postretirement benefit plans in 2025. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

The following tables set forth the pension and other postretirement benefit plan disclosures as of December 31, 2024 and 2023 and the components of net periodic benefit costs for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

	Pension Benefits		Other Post- retirement Benefits
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation as of beginning of year	$585	$558	$122	$116
Service cost	16	14	3	2
Interest cost	34	33	7	7
Actuarial (gain)/loss (1)	2	21	(9)	4
Benefits paid	(36)	(41)	(6)	(7)
Curtailments	(1)	—	—	—
Benefit obligation as of end of year (2)	$600	$585	$117	$122
Change in plan assets:
Fair value of plan assets as of beginning of year	$590	$541	$58	$49
Actual return on plan assets	42	79	9	9
Employer contributions	10	10	—	—
Benefits paid	(34)	(40)	—	—
Fair value of plan assets as of end of year (2)	$608	$590	$67	$58
Funded status	$8	$5	$(50)	$(64)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$35	$33	$—	$—
Other current liabilities	(2)	(2)	(1)	(1)
Non-current liabilities	(25)	(26)	(49)	(63)
Net amount recognized	$8	$5	$(50)	$(64)
Accumulated pension benefit obligation (2)	$522	$514
Accumulated postretirement benefit obligation:
For retirees			$67	$68
For fully eligible employees			$16	$16
For other participants			$34	$38
Included in accumulated other comprehensive loss (income) (net of tax):
Unrecognized prior service cost (credit)	$3	$4	$—	$(1)
Unrecognized net actuarial loss	70	69	2	13
Total	73	73	2	12
Less regulatory asset	(73)	(72)	(2)	(13)
Accumulated other comprehensive loss for unfunded benefit obligation for pensions and other postretirement benefit plans	$—	$1	$—	$(1)

(1)
The change in the pension benefit obligation related to actuarial loss is primarily related to changes in demographic experience, partially offset by financial assumption changes.
(2)
As of December 31, 2024, the SERP had a projected benefit obligation of $27 million and an accumulated benefit obligation of $26 million, with no plan assets.

AVISTA CORPORATION

	Pension Benefits		Other Post- retirement Benefits
	2024	2023	2024	2023
Weighted-average assumptions as of December 31:
Discount rate for benefit obligation	6.13%	5.86%	6.09%	5.83%
Discount rate for annual expense	5.86%	6.10%	5.83%	6.10%
Expected long-term return on plan assets	7.80%	8.30%	6.70%	7.20%
Rate of compensation increase	5.19%	4.87%
Medical cost trend pre-age 65 – initial			6.50%	6.50%
Medical cost trend pre-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year pre-age 65			2031	2030
Medical cost trend post-age 65 – initial			6.50%	6.50%
Medical cost trend post-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year post-age 65			2031	2030

	Pension Benefits			Other Post-retirement Benefits
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost (1)	$16	$14	$24	$3	$2	$4
Interest cost	34	33	27	7	7	6
Expected return on plan assets	(45)	(44)	(44)	(4)	(3)	(3)
Amortization of prior service cost (credit)	—	1	—	(1)	(1)	(1)
Net loss recognition	2	5	4	—	—	3
Settlement loss (2)	—	—	12	—	—	—
Net periodic benefit cost	$7	$9	$23	$5	$5	$9
(1)
Total service cost in the table above is recorded to the same accounts as labor expense. Labor and benefits expense is recorded to various projects based on whether the work is a capital project or an operating expense. Approximately 45 percent of all labor and benefits is capitalized to utility property and 55 percent is expensed to utility other operating expenses.
(2)
The settlement loss was deferred as a regulatory asset and is being amortized over 12 years in accordance with regulatory accounting orders.

Pension costs other than service costs are presented in the Consolidated Statements of Income in the line item "Other income-net."

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

Pension plan assets are invested in mutual funds, and trusts and partnerships that hold marketable debt and equity securities and real estate. In seeking to obtain a return that aligns with the funded status of the pension plan, the investment consultant recommends allocation percentages by asset classes. These recommendations are reviewed by the internal benefits committee, which then recommends their adoption by the Finance Committee. The Finance Committee has established target investment allocation percentages by asset classes and investment ranges for each asset class of 55 percent in equity securities, 40 percent in debt securities, and 5 percent in real estate. The target investment allocation percentages are typically the midpoint of the established range.

The fair value of pension plan assets invested in debt and equity securities was based primarily on fair value (market prices). The fair value of investment securities traded on a national securities exchange is determined based on the reported last sales price; securities traded in the over-the-counter market are valued at the last reported bid price. Investment securities for which

AVISTA CORPORATION

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

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2024 at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$8	$—	$8
Fixed income securities:
U.S. government issues	—	37	—	37
Corporate issues	—	213	—	213
International issues	—	33	—	33
Municipal issues	—	11	—	11
Mutual funds:
U.S. equity securities	160	—	—	160
International equity securities	63	—	—	63
Plan assets measured at NAV (not subject to hierarchy disclosure)
Common/collective trusts: real estate	—	—	—	24
Partnership/closely held investments:
International equity securities	—	—	—	52
Real estate	—	—	—	7
Total	$223	$302	$—	$608

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2023 at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$7	$—	$7
Fixed income securities:
U.S. government issues	—	19	—	19
Corporate issues	—	175	—	175
International issues	—	27	—	27
Municipal issues	—	14	—	14
Mutual funds:
U.S. equity securities	170	—	—	170
International equity securities	75	—	—	75
Plan assets measured at NAV (not subject to hierarchy disclosure)
Common/collective trusts: real estate	—	—	—	25
Partnership/closely held investments:
International equity securities	—	—	—	71
Real estate	—	—	—	7
Total	$245	$242	$—	$590

The fair value of other postretirement plan assets invested in debt and equity securities was based primarily on market prices. The fair value of investment securities traded on a national securities exchange is determined based on the last reported sales price; securities traded in the over-the-counter market are valued at the last reported bid price. For investment securities for which market prices are not readily available, the investment manager determines fair value based upon other inputs (including

AVISTA CORPORATION

valuations of securities comparable in coupon, rating, maturity and industry). The target asset allocation was 60 percent equity securities and 40 percent debt securities in both 2024 and 2023.

The fair value of other postretirement plan assets was determined to be $67 million as of December 31, 2024 and $58 million as of December 31, 2023. The assets consist of a balanced index mutual fund, which is a single mutual fund that includes a percentage of U.S. equity and fixed income securities and international equity and fixed income securities. This mutual fund is classified as Level 1 in the fair value hierarchy (see Note 18 for a description of the fair value hierarchy).

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

Employer matching contributions were as follows for the years ended December 31 (dollars in millions):

	2024	2023	2022
Employer 401(k) matching contributions	$16	$15	$13

The Company has an Executive Deferral Plan. This plan allows executive officers and other key employees the opportunity to defer until the earlier of their retirement, termination, disability or death, up to 75 percent of their base salary and/or up to 100 percent of their incentive payments. Deferred compensation funds are held by the Company in a Rabbi Trust.

There were deferred compensation assets included in other property and investments-net and corresponding deferred compensation liabilities included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets of the following amounts as of December 31 (dollars in millions):

	2024	2023
Deferred compensation assets and liabilities	$9	$8

NOTE 13. ACCOUNTING FOR INCOME TAXES

Income Tax Expense

Income tax expense consisted of the following for the years ended December 31 (dollars in millions):

	2024	2023	2022
Current income tax expense	$8	$3	$1
Deferred income tax benefit	(5)	(37)	(18)
Total income tax expense (benefit)	$3	$(34)	$(17)

A reconciliation of federal income taxes derived from the statutory federal tax rate of 21 percent applied to income before income taxes is as follows for the years ended December 31 (dollars in millions):

	2024		2023		2022
Federal income taxes at statutory rates	$38	21.0%	$29	21.0%	$29	21.0%
Increase (decrease) in tax resulting from:
Tax effect of regulatory treatment of utility plant differences	(12)	(6.6)	(12)	(8.9)	(12)	(9.0)
State income tax expense	2	0.9	2	1.5	2	1.2
Flow through related to deduction of meters and mixed service costs (1)	(23)	(12.4)	(48)	(34.9)	(35)	(25.0)
Tax credits	(1)	(0.6)	(3)	(1.7)	—	(0.2)
Other	(1)	(0.8)	(2)	(1.4)	(1)	(0.5)
Total income tax expense (benefit)	$3	1.5%	$(34)	(24.4)%	$(17)	(12.5)%

AVISTA CORPORATION

(1)
The Company's general rate cases included approval of base rate increases, offset by tax customer credits. As the tax customer credits are returned to customers, this results in a decrease to income tax expense due to flowing through the benefits related to meters and mixed service costs. Once these tax customer credits have been applied to customers and are exhausted, income tax expense will increase.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The total net deferred income tax liability consisted of the following as of December 31 (dollars in millions):

	2024	2023
Deferred income tax assets:
Regulatory liabilities	$194	$192
Tax credits and net operating loss carryforwards	36	77
Provisions for pensions	16	19
Other	49	48
Total gross deferred income tax assets	295	336
Valuation allowances for deferred tax assets	(8)	(10)
Total deferred income tax assets after valuation allowances	287	326
Deferred income tax liabilities:
Utility property, plant, and equipment	759	747
Regulatory assets	252	269
Other	27	28
Total deferred income tax liabilities	1,038	1,044
Net long-term deferred income tax liability	$751	$718

The realization of deferred income tax assets is dependent upon the ability to generate taxable income in future periods. The Company evaluated available evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that deferred income tax assets will be realized.

As of December 31, 2024, the Company had $19 million of state tax credit carryforwards. Of the total amount, the Company believes that it is more likely than not that it will only be able to utilize $11 million of the state tax credits. As such, the Company has recorded a valuation allowance of $8 million against the state tax credit carryforwards and reflected the net amount of $11 million as an asset as of December 31, 2024. State tax credits expire from 2025 to 2038.

Status of Internal Revenue Service (IRS) and State Examinations

The Company and its eligible subsidiaries file consolidated federal income tax returns. All tax years after 2020 are open for an IRS tax examination. The IRS is reviewing tax year 2019.

The Company files state income tax returns in certain jurisdictions, including Idaho, Oregon, Montana and Alaska. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis.

All tax years after 2020 are open for examination in Idaho, Oregon, Montana and Alaska.

The Company believes open tax years for federal or state income taxes will not result in adjustments that would be significant to the consolidated financial statements.

NOTE 14. ENERGY PURCHASE CONTRACTS

The discussion below only relates to Avista Utilities. The sole energy purchase contract at AEL&P is a PPA for the Snettisham hydroelectric project and it is accounted for as a lease. AEL&P does not have any other significant operating agreements or contractual obligations. See Note 5 for further discussion of the Snettisham PPA.

Avista Utilities has contracts for the purchase of fuel for thermal generation, natural gas for resale and various agreements for the purchase or exchange of electric energy with other entities. The remaining term of the contracts range from one month to twenty-five years.

AVISTA CORPORATION

Total expenses for power purchased, natural gas purchased, fuel for generation and other fuel costs, which are included in utility resource costs in the Consolidated Statements of Income, were as follows for the years ended December 31 (dollars in millions):

	2024	2023	2022
Utility power resources	$548	$607	$661

The following table details Avista Utilities’ future contractual commitments for power resources (including transmission contracts) and natural gas resources (including transportation contracts) (dollars in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Power resources	$333	$311	$285	$263	$264	$2,570	$4,026
Natural gas resources	108	81	64	55	50	249	607
Total	$441	$392	$349	$318	$314	$2,819	$4,633

These energy purchase contracts were entered into as part of Avista Utilities’ obligation to serve its retail electric and natural gas customers’ energy requirements, including contracts entered into for resource optimization. These costs are recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost deferral and recovery mechanisms.

The future contractual commitments for power resources include fixed contractual amounts related to the Company's contracts with PUDs to purchase portions of the output of certain generating facilities. Although Avista Utilities has no investment in the PUD generating facilities, the contracts obligate Avista Utilities to pay certain minimum amounts whether or not the facilities are operating. The cost of power obtained under the contracts, including payments made when a facility is not operating, is included in utility resource costs in the Consolidated Statements of Income. The contractual amounts included above consist of Avista Utilities’ share of existing debt service cost and its proportionate share of the variable operating expenses of these projects. The minimum amounts payable under these contracts are based in part on the proportionate share of the debt service requirements of the PUD's revenue bonds for which the Company is indirectly responsible. The Company's total future debt service obligation associated with the revenue bonds outstanding at December 31, 2024 (principal and interest) was $267 million.

In addition, Avista Utilities has operating agreements, settlements and other contractual obligations related to its generating facilities and transmission and distribution services. The expenses associated with these agreements are reflected as other operating expenses in the Consolidated Statements of Income. The following table details future contractual commitments under these agreements (dollars in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Contractual obligations	$39	$40	$18	$18	$9	$165	$289

NOTE 15. SHORT-TERM BORROWINGS

Avista Corp.

Lines of Credit

Avista Corp. has a committed line of credit in the total amount of $500 million with an expiration date of June 2028. The Company has the option to extend for two additional one year periods (subject to customary conditions). The committed line of credit is secured by non-transferable first mortgage bonds of the Company issued to the agent bank that would only become due and payable in the event, and then only to the extent, that the Company defaults on its obligations under the committed line of credit.

AVISTA CORPORATION

Balances outstanding and interest rates on borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of December 31 (dollars in millions):

	2024	2023
Balance outstanding at end of period	$342	$349
Letters of credit balance outstanding at end of period	5	5
Average interest rate at end of period	5.52%	6.46%

As of December 31, 2024 and 2023, the borrowings outstanding under Avista Corp.'s committed lines of credit were classified as short-term borrowings on the Consolidated Balance Sheets.

Letter of Credit Facility

In December 2022, the Company entered into a continuing letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

The Company had $12 million and $20 million in letters of credit outstanding under this agreement as of December 31, 2024 and December 31, 2023, respectively. Letters of credit are not reflected on the Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and in some cases other obligations. Most of the short-term borrowing agreements also include a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of December 31, 2024, the Company complied with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25 million that expires in June 2028. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of December 31, 2024, AEL&P complied with this covenant.

As of December 31, 2024, $12 million was outstanding under the committed line of credit classified as short term borrowings on the Consolidated Balance Sheet, with an average interest rate of 6.13 percent. As of December 31, 2023, there were no borrowings outstanding under the agreement.

AVISTA CORPORATION

NOTE 16. LONG-TERM DEBT

The following details long-term debt outstanding as of December 31 (dollars in millions):

Maturity Year	Description	Interest Rate	2024	2023
Avista Corp. Secured Long-Term Debt
2028	Secured Medium-Term Notes	6.37%	$25	$25
2032	Secured Pollution Control Bonds (1)	3.88%	67	67
2034	Secured Pollution Control Bonds (1)	3.88%	17	17
2035	First Mortgage Bonds	6.25%	150	150
2037	First Mortgage Bonds	5.70%	150	150
2040	First Mortgage Bonds	5.55%	35	35
2041	First Mortgage Bonds	4.45%	85	85
2044	First Mortgage Bonds	4.11%	60	60
2045	First Mortgage Bonds	4.37%	100	100
2047	First Mortgage Bonds	4.23%	80	80
2047	First Mortgage Bonds	3.91%	90	90
2048	First Mortgage Bonds	4.35%	375	375
2049	First Mortgage Bonds	3.43%	180	180
2050	First Mortgage Bonds	3.07%	165	165
2051	First Mortgage Bonds	3.54%	175	175
2051	First Mortgage Bonds	2.90%	140	140
2052	First Mortgage Bonds	4.00%	400	400
2053	First Mortgage Bonds	5.66%	250	250
	Total Avista Corp. secured long-term debt		2,544	2,544
Alaska Electric Light and Power Company Secured Long-Term Debt
2044	First Mortgage Bonds	4.54%	75	75
	Total secured long-term debt		2,619	2,619
Alaska Energy and Resources Company Unsecured Long-Term Debt
2029	Unsecured Term Loan (2)	5.92%	15	15
	Total secured and unsecured long-term debt		2,634	2,634
Other Long-Term Debt Components
	Unamortized debt discount		(1)	(1)
	Unamortized long-term debt issuance costs		(19)	(19)
	Total		2,614	2,614
	Secured Pollution Control Bonds held by Avista Corporation (1)		—	(84)
	Current portion of long-term debt		—	(15)
	Total long-term debt		$2,614	$2,515

(1)
In April 2024, the Company remarketed the City of Forsyth, Montana Pollution Control Revenue Refunding Bonds. The bonds are not subject to ordinary optional redemption. The bonds are secured by equal principal amounts of non-transferable first mortgage bonds of the Company. Avista Corp. had purchased the Forsyth bonds upon original issuance in December 2010 and held the bonds until market conditions were favorable for remarketing the bonds to unaffiliated investors. In connection with the pricing of the Forsyth bonds, the Company cash-settled two interest rate swap derivatives (notional aggregate amount of $20 million) and received a net amount of $4 million. See note 8 for a discussion of interest rate swap derivatives.
(2)
In December 2024, AERC entered an amended agreement for its $15 million unsecured term loan. The amendment extends the maturity to December 2029, and increases the interest rate from 3.44 percent to 5.92 percent.

AVISTA CORPORATION

The following table details future long-term debt maturities including long-term debt to affiliated trusts (see Note 17) (dollars in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Debt maturities	$—	$—	$—	$25	$15	$2,646	$2,686

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
•
deposit of cash.

Avista Utilities and AEL&P may not individually issue any additional first mortgage bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless the particular entity issuing the bonds has “net earnings” (as defined in that entity's Mortgage) for any period of 12 consecutive calendar months out of the preceding 18 calendar months that were at least twice the annual interest requirements on all mortgage securities at the time outstanding, including the first mortgage bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2024, property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $1.5 billion by Avista Corp. in an aggregate principal amount of additional first mortgage bonds and $56 million by AEL&P, at an assumed interest rate of 8 percent in each case.

NOTE 17. LONG-TERM DEBT TO AFFILIATED TRUSTS

In 1997, the Company issued Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, with a principal amount of $52 million to Avista Capital II, an affiliated business trust formed by the Company. Avista Capital II issued $50 million of Preferred Trust Securities. The distribution rate on the Preferred Trust Securities is three-month CME Term SOFR plus 1.137 percent.

The distribution rates paid were as follows during the years ended December 31:

	2024	2023	2022
Low distribution rate	5.64%	5.64%	1.05%
High distribution rate	6.51%	6.55%	5.64%
Distribution rate at the end of the year	5.64%	6.51%	5.64%

Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $2 million of Common Trust Securities to the Company. These Preferred Trust Securities may be redeemed at the option of Avista Capital II at any time and mature on June 1, 2037. In December 2000, the Company purchased $10 million of these Preferred Trust Securities.

The Company owns 100 percent of Avista Capital II and has solely and unconditionally guaranteed the payment of distributions on, and redemption price and liquidation amount for, the Preferred Trust Securities to the extent Avista Capital II has funds available for such payments from the respective debt securities. Upon maturity or prior redemption of such debt securities, the Preferred Trust Securities will be mandatorily redeemed. The Company does not include these capital trusts in its consolidated financial statements as Avista Corp. is not the primary beneficiary. As such, the sole assets of the capital trusts are $52 million of junior subordinated deferrable interest debentures of Avista Corp., which are reflected on the Consolidated Balance Sheets. Interest expense to affiliated trusts in the Consolidated Statements of Income represents interest expense on these debentures.

AVISTA CORPORATION

NOTE 18. FAIR VALUE

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings as shown on the Consolidated Balance Sheets are reasonable estimates of their fair values. The carrying values of long-term debt (including current portion and finance leases), and long-term debt to affiliated trusts as shown on the Consolidated Balance Sheets may be different from the estimated fair value. See below for the estimated fair value of long-term debt and long-term debt to affiliated trusts.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values incorporates various factors that include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit), but also the impact of Avista Corp.’s nonperformance risk on its liabilities.

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Consolidated Balance Sheets as of December 31 (dollars in millions):

	2024		2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100	$938	$1,100	$969
Long-term debt (Level 3)	1,534	1,163	1,450	1,167
Snettisham finance lease obligation (Level 3)	39	35	42	40
Long-term debt to affiliated trusts (Level 3)	52	47	52	46

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 57.68 to 105.474 percent of the principal amount, where 100.00 represents the carrying value recorded on the Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt

AVISTA CORPORATION

with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation fair value is determined using the Morgan Markets A Ex-Fin discount rate as published on December 31, 2024.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2024 at fair value on a recurring basis (dollars in millions):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2024
Assets:
Energy commodity derivatives (2)	$—	$23	$—	$(13)	$10
Interest rate swap derivatives	—	1	—	—	1
Equity investments (3)	—	—	53	—	53
Deferred compensation assets:
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$24	$53	$(13)	$73
Liabilities:
Energy commodity derivatives (2)	$—	$61	$3	$(37)	$27
Total	$—	$61	$3	$(37)	$27

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2023 at fair value on a recurring basis (dollars in millions):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2023
Assets:
Energy commodity derivatives (2)	$—	$31	$—	$(23)	$8
Interest rate swap derivatives	—	4	—	—	4
Equity investments (3)	—	—	50	—	50
Deferred compensation assets:
Mutual Funds:
Fixed income securities (3)	1	—	—	—	1
Equity securities (3)	7	—	—	—	7
Total	$8	$35	$50	$(23)	$70
Liabilities:
Energy commodity derivatives (2)	$—	$92	$8	$(65)	$35
Total	$—	$92	$8	$(65)	$35

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

As of December 31, 2024, expected remaining transactions under the agreement were sales. The contract expires in April 2025.

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of December 31, 2024 (dollars in millions, except mmBTU amounts):

	Fair Value (Net) at
	December 31, 2024	Valuation Technique	Unobservable Input	Range
Natural gas exchange	$(3)	Internally derived weighted average cost of gas	Forward sales prices	$2.28 - $4.57/mmBTU $3.18 Weighted Average
			Sales volumes	280,000 - 600,000 mmBTUs

The valuation methods, significant inputs and resulting fair values described above were developed by the Company and are reviewed on at least a quarterly basis to ensure they provide a reasonable estimate of fair value each reporting period.

Equity Investments

The Company has two equity investments measured at fair value on a recurring basis. For one investment, fair value is determined using a market approach, starting with enterprise values from recent market transaction data for comparable companies with similar equity instruments. The market transaction data was used to estimate an enterprise value of the underlying investment and that value was allocated to the various classes of equity via an option pricing model and a waterfall approach. The selection of appropriate comparable companies and the expected time to a liquidation event requires management judgment. The significant assumptions in the analysis include the comparable market transactions and related

AVISTA CORPORATION

enterprise values, time to liquidity event and the market discount for lack of liquidity. In the event there are relevant market transactions for the same or similar securities of the subject company or there is the reasonable possibility of a transaction occurring, these transactions are utilized as an input to the valuation with a probability weight applied to the valuation.

For the second investment, the fair value is determined using an income approach utilizing a discounted cash flow model. The model is based on income statement forecasts from the underlying company to determine cash flows for the period of ownership. The model then utilizes market multiples from publicly traded comparable companies in similar industries and projects to estimate the terminal fair value. The market multiples are reduced to reflect the difference in the life cycle between the publicly traded comparable companies and the start-up nature of the investment company. The selection of appropriate comparable companies, market multiples and the reduction to those market multiples requires management judgment. The significant assumptions in the model include the discount rate representing the risk associated with the investment, market multiples and the related reduction to those multiples, revenue forecasts, and the estimated terminal date for the investment. In the event there are relevant market transactions for the same or similar securities of the subject company or there is the reasonable possibility of a transaction occurring, those transactions are used to determine the fair value of Avista Corp.'s investment under a market approach instead of utilizing a discounted cash flow model. The market transactions are considered Level 3 inputs because they are not publicly available observable transactions.

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 equity investments as of December 31, 2024 (dollars in millions):

	Fair Value at
	December 31, 2024	Valuation Technique	Unobservable Input	Range
Equity investments	$53	Market approach	Comparable enterprise values	$130-$389 $246 Average
			Time to liquidity event	1.5 years
		Discounted cash flows	Revenue market multiples	0.49x to 6.02x Revenue 2.11x Average
			Market exit reduction	50%
			Discount rate	25%
			Annual revenues	$23-$153
			Terminal date	2029

AVISTA CORPORATION

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31 (dollars in millions):

	Natural Gas Exchange Agreement (1)	Equity Investments	Total
2024:
Balance as of January 1, 2024	$(8)	$50	$42
Total gains or (losses) (realized/unrealized):
Included in regulatory assets	5	—	5
Purchases and debt conversions	—	3	3
Ending balance as of December 31, 2024	$(3)	$53	$50
2023:
Balance as of January 1, 2023	$(18)	$54	$36
Total gains or (losses) (realized/unrealized):
Included in regulatory assets	10	—	10
Recognized in net income	—	(4)	(4)
Purchases and debt conversions	—	3	3
Other	—	(3)	(3)
Ending balance as of December 31, 2023	$(8)	$50	$42
2022:
Balance as of January 1, 2022	$(8)	$—	$(8)
Transfers in (2)	—	21	21
Total gains (realized/unrealized):
Included in regulatory assets	(5)	—	(5)
Recognized in net income	—	33	33
Settlements	(5)	—	(5)
Ending balance as of December 31, 2022	$(18)	$54	$36

(1)
There were no purchases, issuances or transfers from other categories of derivatives instruments during the periods presented in the table above.
(2)
The Company elected to account for certain equity investments at recurring fair value in 2022; as such, the transfer in represents the value as of the date of the election. See further discussion within Note 7.

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

The requirements of the OPUC approval of the AERC acquisition are the most restrictive. Under the OPUC restriction, the amount available for dividends at December 31, 2024 was $326 million.

See the Consolidated Statements of Equity for dividends declared in the years 2022 through 2024.

AVISTA CORPORATION

The Company has 10 million authorized shares of preferred stock. The Company did not have preferred stock outstanding as of December 31, 2024 and 2023.

Common Stock Issuances

The Company issued common stock for total net proceeds of $68 million in 2024. Most of these issuances were made through sales agency agreements under which the Company may offer and sell new shares of common stock from time to time through its sales agents. In 2024, 1.8 million shares were issued under these agreements.

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, was immaterial as of December 31, 2024 and December 31, 2023.

The following table details the reclassifications out of accumulated other comprehensive loss by component for the years ended December 31 (dollars in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components (Affected Line Item in Statements of Income)	2024	2023	2022
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (a)	$1	$(1)	$(4)
Amortization of net loss (a)	(12)	19	57
Adjustment due to effects of regulation (a)	11	(16)	(42)
Total before tax (b)	—	2	11
Tax expense (b)	—	—	(2)
Net of tax (b)	$—	$2	$9

(a)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 for additional details).
(b)
Description is also the affected line item on the Consolidated Statements of Income.

NOTE 21. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31 (dollars in millions, except per share amounts, and shares in thousands):

	2024	2023	2022
Numerator:
Net income	$180	$171	$155
Denominator:
Weighted-average number of common shares outstanding-basic	78,725	76,396	72,989
Effect of dilutive securities:
Performance and restricted stock awards	95	100	104
Weighted-average number of common shares outstanding-diluted	78,820	76,495	73,093
Earnings per common share (1):
Basic	$2.29	$2.24	$2.13
Diluted	$2.29	$2.24	$2.12

(1)
Per share amounts may not recalculate due to rounding of numerator and denominator amounts within this table.

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

Climate Commitment Act

The CCA requires the Company to submit greenhouse gas emission reports to Ecology annually for its electric and natural gas entities. The CCA then requires the Company to contract with a third-party verifier to audit the emissions data in the emissions reports. In August 2024, the Company’s third-party verifier submitted to Ecology its verification report on the Company’s 2023 emissions report. The verification report was issued with an adverse emissions data verification statement. In September 2024, in the absence of a positive verification statement, Ecology assigned an emission level (AEL) to Avista Corp. based on information submitted by the Company’s third-party verifier. In late October 2024, the Company resubmitted a revised emissions report to the third-party verifier and Ecology. In November 2024, the third-party verifier issued a revised 2023 emissions report with a positive verification statement. In December 2024 Ecology issued a revised AEL for the 2023 emissions reporting year that was in line with the Company's estimates.

Collective Bargaining Agreements

The Company's collective bargaining agreement with the IBEW represents 36 percent of all Avista Utilities' employees. The Company's largest represented group, representing approximately 90 percent of Avista Utilities' bargaining unit employees in Washington and Idaho, are covered under a four year agreement which expires in March 2025. The Company and the IBEW began negotiations on a new collective bargaining agreement in the first quarter of 2025.

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

Labor Day 2020 Windstorm/Babb Road Fire

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

Eleven lawsuits have been filed in connection with the Babb Road fire. Asplundh Tree Company and CN Utility Consulting, which both perform vegetation management services as independent contractors to the Company, are also named as defendants in each of the lawsuits. The lawsuits include six subrogation actions filed by 51 insurance companies seeking to recover approximately $21 million purportedly paid to insureds to date; and five actions on behalf of 128 individual plaintiffs. One of the private plaintiff actions was originally filed as a class action lawsuit, but has since been amended to assert direct claims on behalf of 10 individual plaintiffs. In the course of discovery, approximately 80 private plaintiffs have provided information about their alleged damages. Based on information received to date, the 80 private plaintiffs claim damages of approximately $60 million. $21 million of this claim is alleged noneconomic damages (i.e. emotional distress). The Company does not believe non-economic damages are applicable in this case and will vigorously dispute such claims. Approximately $6 million of private plaintiffs' claimed damages have been covered by insurance or other forms of reimbursement.

All proceedings, except for one action filed on September 1, 2023 on behalf of three individual plaintiffs (the "Widman Action") have been consolidated in the Superior Court of Spokane County Washington under the lead action Blakeley v. Avista Corporation et al., and variously assert causes of action for negligence, private nuisance, and trespass (the "Blakeley Proceeding").

In November 2023, all parties to the Blakeley Proceeding agreed to a stipulated order, which was presented to and entered by the Superior Court of Spokane County, Washington. The order consolidates the Blakeley Proceeding for trial (in addition to discovery and pre-trial proceedings) and bifurcates the trial into liability and damages phases, such that the initial trial in the case will focus solely on whether the defendants are legally responsible for the Babb Road Fire. A trial date on the liability phase is currently set for May 5, 2025, but may be continued given the current status of discovery. The Widman Action is set for trial on October 6, 2025.

In addition, the stipulated order relating to the Blakeley Proceeding memorializes the plaintiffs' agreement to voluntarily dismiss all claims asserting inverse condemnation as a theory of liability, without prejudice to their ability to seek permission from the Court to refile those claims at a later date if they can show good cause to do so. The Widman Action does not include claims for inverse condemnation. The parties to the Blakeley Proceeding agreed to a preliminary mediation no later than 60 days prior to the liability trial, and, if there is a trial following that mediation and if the jury returns a verdict in the plaintiffs' favor in the liability trial, a second mediation within 90 days following the verdict focusing on damages. The preliminary mediation is scheduled for the first quarter of 2025. Finally, the plaintiffs agreed to complete a damages questionnaire identifying all claimed damages being sought in connection with the litigation.

The Company will vigorously defend itself in the legal proceedings; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

AVISTA CORPORATION

Orofino Fire

In August 2023, a fire subsequently referred to as the "Hospital Fire" started in windy conditions near Orofino, Idaho, burning 53 acres and seven primary residences, as well as several outbuildings. The Idaho Department of Lands investigated and has issued a report in which it concluded the fire was caused by an electrical fault igniting three separate spots which then spread uphill. The Company has a distribution line in the area near the ignition point. The Company has to date found no evidence suggesting negligence on its part. Except for two minor claims for damage to personal property which were resolved, the Company has not, at this time, received any claims in connection with the fire. The Company will vigorously defend itself in the event any additional claims are asserted; however, at this time, it is unable to estimate the likelihood of an adverse outcome nor the amount or range of a potential loss in the event of an adverse outcome.

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

The transaction is subject to the satisfaction of customary closing conditions. Although the agreement was also contingent upon NorthWestern's ability to enter into a new coal supply agreement by December 31, 2024, NorthWestern has since waived that contingency.

The Company does not expect this transaction to have a direct material impact on its financial results.

AVISTA CORPORATION

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

Complaint of Consumers for Independent Regional Transmission Planning for All FERC-Jurisdictional Transmission Facilities at 100kV and Above

In December 2024, the Company received notice of a complaint filed with the FERC by Consumers for Independent Regional Transmission Planning against all FERC-jurisdictional Transmission providers with local planning tariffs utilizing facilities at 100 kV and above, which includes the Company. The complaint alleges that the local transmission planning process allows individual transmission owners to plan FERC-jurisdictional transmission facilities without regard to whether that planning is the more efficient or cost-effective project for the interconnected grid and cost effective for customers. The Company intends to vigorously defend itself in this action; however, at this time the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Other Contingencies

In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes any ultimate liability arising from these actions will not have a material impact on its financial condition,

AVISTA CORPORATION

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

AVISTA CORPORATION

NOTE 23. REGULATORY MATTERS

Regulatory Assets and Liabilities

The following table presents the Company’s regulatory assets and liabilities as of December 31, 2024 (dollars in millions):

		Receiving Regulatory Treatment			2024		2023
	Remaining Amortization Period	(1) Earning A Return	Not Earning A Return	(2) Expected Recovery or Refund	Current	Non- current	Current	Non- current
Regulatory Assets:
Deferred income tax	(3) (16)	$—	$246	$—	$—	$246	$—	$244
Pensions and other postretirement benefit plans	(4)	—	106	—	—	106	—	118
Climate Commitment Act	(14)	50	—	—	50	—	—	46
Energy commodity derivatives	(5)	—	41	—	27	14	51	18
Unamortized debt repurchase costs	(6)	5	—	—	—	5	—	6
Settlement with Coeur d’Alene Tribe	2059	36	—	—	—	36	—	37
Demand side management programs	(3)	—	38	—	—	38	—	10
Decoupling surcharge	2025	24	—	—	12	12	5	5
Utility plant abandoned	(7)	39	3	—	4	38	—	38
Interest rate swaps	(8)	172	—	—	—	172	—	179
Deferred power costs	(3)	36	—	—	9	27	29	21
Deferred natural gas costs	(3)	—	—	—	—	—	61	—
AFUDC above FERC allowed rate	(11)	49	—	—	—	49	—	50
COVID-19 deferrals	(12)	—	—	12	—	12	—	12
Advanced meter infrastructure	(13)	26	—	—	—	26	—	29
Other regulatory assets	(3)	45	52	4	35	66	—	81
Total regulatory assets		$482	$486	$16	$137	$847	$146	$894
Regulatory Liabilities:
Deferred natural gas costs	(3)	$25	$—	$—	$25	$—	$9	$—
Deferred power costs	(3)	14	—	—	8	6	—	4
Utility plant retirement costs	(9)	448	—	—	—	448	—	417
Excess deferred income taxes	(10)	293	—	—	14	279	15	293
Other income tax related liabilities	(3) (15)	—	64	—	5	59	25	57
Climate Commitment Act	(14)	44	—	—	44	—	—	37
Interest rate swaps	(8)	19	—	5	—	24	—	24
Decoupling rebate	2025	4	—	—	4	—	19	6
COVID-19 deferrals	(12)	—	—	10	—	10	—	10
Other regulatory liabilities	(3)	9	7	—	8	8	8	9
Total regulatory liabilities		$856	$71	$15	$108	$834	$76	$857

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
(10)
This balance represents amounts due back to customers and resulted from the Tax Cuts and Jobs Act signed into law in December 2017, which changed the federal income tax rate from 35 percent to 21 percent. The Company revalued all deferred income taxes as of December 31, 2017. The Company expects the amounts for utility plant items for Avista Utilities to be returned to customers over a period of approximately 29 years. The Company expects the AEL&P amounts to be returned to customers over a period of approximately 20 years.
(11)
This amount is being amortized based on the underlying utility plant assets and the life of utility plant.
(12)
The WUTC, IPUC and OPUC issued accounting orders allowing the Company to defer certain costs, net of benefits, related to the COVID-19 pandemic. The Company has recorded all benefits on a gross basis as a regulatory liability to customers and all additional allowed costs are a regulatory asset. The ratemaking treatment is being determined in general rate cases in each jurisdiction.
(13)
This amount represents the deferral of the depreciation expense of the Company’s AMI project in Washington state. Recovery of these amounts was approved by WUTC in the 2021 general rate case order, and the asset will be amortized through 2033.
(14)
Regulatory assets related to the Climate Commitment Act represent costs incurred to comply with the program. Regulatory liabilities related to the Climate Commitment Act represent proceeds from the required sale of allowances, which will be returned to customers. The Company submits filings periodically to receive approval to include these items in customer rates.
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
•
retail loads, and
•
sales of surplus transmission capacity.

In Washington, the ERM allows Avista Utilities to periodically increase or decrease electric rates with WUTC approval to reflect changes in power supply costs. The ERM is an accounting method used to track certain differences between actual power supply costs, net of wholesale sales and sales of fuel, and the amount included in base retail rates for Washington customers. Under the ERM, the Company defers these differences (over the $4 million deadband and sharing bands) for future surcharge or rebate to customers.

The following is a summary of the ERM:

Annual Power Supply Cost Variability	Deferred for Future Surcharge or Rebate to Customers	Expense or Benefit to the Company
within +/- $0 to $4 million (deadband)	0%	100%
higher by $4 million to $10 million	50%	50%
lower by $4 million to $10 million	75%	25%
higher or lower by over $10 million	90%	10%

Total net deferred power costs under the ERM were assets of $36 million as of December 31, 2024 and $38 million as of December 31, 2023. The deferred power cost assets represent amounts due from customers, and deferred power cost liabilities represent amounts due to customers.

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

Avista Utilities has a PCA mechanism in Idaho allowing for the modification of electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for its Idaho customers. The October 1 rate adjustments recover or rebate power costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were liabilities of $15 million as of December 31, 2024 and assets of $8 million as of December 31, 2023. Deferred power cost assets represent amounts due from customers and liabilities represent amounts due to customers.

Natural Gas Cost Deferrals and Recovery Mechanisms

Avista Utilities files a PGA in all three states it serves to adjust natural gas rates for: 1) estimated commodity and pipeline transportation costs to serve natural gas customers for the coming year, and 2) the difference between actual and estimated commodity and transportation costs for the prior year. In Oregon, the Company absorbs (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in base retail rates for supply that is not hedged. Total net deferred natural gas costs were a liability of $25 million as of December 31, 2024 and an asset of $52 million as of December 31, 2023. Asset balances represent amounts due from customers and liabilities represent amounts due to customers.

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

Washington Decoupling and Earnings Sharing

In Washington, the WUTC approved the Company's decoupling mechanisms for electric and natural gas through December 2026.

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

Idaho FCA and Earnings Sharing Mechanisms

In Idaho, the IPUC approved the implementation of FCAs for electric and natural gas through March 31, 2025. A pending application would extend the mechanism through August 31, 2029.

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

Cumulative Decoupling and Earnings Sharing Mechanism Balances

As of December 31, 2024 and December 31, 2023, the Company had the following cumulative balances outstanding related to decoupling and earnings sharing mechanisms in its various jurisdictions (dollars in millions):

	December 31,	December 31,
	2024	2023
Washington
Decoupling surcharge (rebate)	$18	$(3)
Idaho
Decoupling surcharge (rebate)	$1	$(8)
Provision for earnings sharing rebate	—	(1)
Oregon
Decoupling surcharge (rebate)	$1	$(4)

AVISTA CORPORATION

NOTE 24. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the information reviewed by the Company's Chief Operating Decision Maker (CODM, the Company's President and Chief Operating Officer, who became President and Chief Executive Officer effective January 1, 2025). Such information is the basis for the analysis of segment performance and the allocation of resources. Performance is evaluated based on net income (loss) and variances of actual performance from the Company's budget and/or forecast when making decisions. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Avista Utilities' business is managed based on the total regulated utility operation; therefore, it is considered one segment. AEL&P is a separate reportable business segment since it has separate financial information and its operations and risks are sufficiently different from Avista Utilities and the other businesses at AERC that it cannot be aggregated with other operating segments. The Other category, which is not a reportable segment, includes other investments and operations of various subsidiaries, as well as certain other operations of Avista Capital. Decisions by the CODM are made in consultation with other members of management, as appropriate, and are subject to the general oversight and strategic direction of the Board of Directors.

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in millions):

	Reportable Segments
	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other Non-Reportable Segment Items	Eliminations (1)	Total
2024
Operating revenues	$1,887	$50	$1,937	$1	$—	$1,938
Resource costs	794	4	798	—	—	798
Other operating expenses	426	17	443	1	—	444
Depreciation and amortization	263	11	274	—	—	274
Interest income	15	—	15	1	(2)	14
Interest expense (2)	143	6	149	3	(2)	150
Other segment expense (3)	95	1	96	7	—	103
Income tax expense (benefit)	2	3	5	(2)	—	3
Net income (loss)	179	8	187	(7)	—	180
Capital expenditures (4)	510	23	533	—	—	533
2023
Operating revenues	$1,703	$48	$1,751	$1	$—	$1,752
Resource costs	698	4	702	—	—	702
Other operating expenses	399	15	414	3	—	417
Depreciation and amortization	254	11	265	—	—	265
Interest income	15	—	15	1	(1)	15
Interest expense (2)	137	6	143	2	(1)	144
Other segment expense (3)	98	—	98	4	—	102
Income tax expense (benefit)	(35)	3	(32)	(2)	—	(34)
Net income (loss)	167	9	176	(5)	—	171
Capital expenditures (4)	485	14	499	—	—	499
2022
Operating revenues	$1,663	$46	$1,709	$1	$—	$1,710
Resource costs	732	4	736	—	—	736
Other operating expenses	391	14	405	12	—	417
Depreciation and amortization	242	11	253	—	—	253
Interest income	3	—	3	1	—	4
Interest expense (2)	112	6	118	1	—	119
Other segment expense (3)	98	2	100	(49)	—	51
Income tax expense (benefit)	(27)	2	(25)	8	—	(17)
Net income	118	7	125	30	—	155
Capital expenditures (4)	443	9	452	1	—	453
Total Assets:
As of December 31, 2024	$7,494	$283	$7,777	$194	$(30)	$7,941
As of December 31, 2023	7,263	270	7,533	191	(22)	7,702
As of December 31, 2022	6,976	264	7,240	187	(10)	7,417

(1)
Eliminations reported as interest expense and interest income represent intercompany interest. Eliminations reported as assets represent intersegment accounts receivable.
(2)
Including interest expense to affiliated trusts.
(3)
Other segment items include taxes other than income tax, AFUDC equity, other miscellaneous expenses, and earnings (losses) from investments.
(4)
The capital expenditures for the other businesses are included in other investing activities on the Consolidated Statements of Cash Flows.

AVISTA CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2024.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2024 is effective at a reasonable assurance level.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024.

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

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avista Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avista Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Portland, Oregon

February 25, 2025

AVISTA CORPORATION

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408. A copy of our insider trading policy has been included as Exhibit 19 to this report.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

AVISTA CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than the information regarding executive officers and the Company's Code of Business Conduct and Ethics set forth below) is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 8, 2025, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 20, 2024, relating to its Annual Meeting of Shareholders held on May 1, 2024.

Information about our Executive Officers
Name	Age	Business Experience
Heather L. Rosentrater	47

President, Chief Executive Officer and Director since January 2025, President and Chief Operating Officer October 2023-December 2024; Senior Vice President and Chief Operating Officer from September 2022 to October 2023; Senior Vice President, Energy Delivery and Shared Services from January 2020 to September 2022; Senior Vice President, Energy Delivery from October 2019 to December 2019; Vice President of Energy Delivery from December 2015 to October 2019; various other management and staff positions with the Company since 1996.

Dennis P. Vermillion	63

Executive Vice President since January 2025, Chief Executive Officer October 2019-December 2024; Director from January 2018-December 2024; President of Avista Corp from January 2018 to October 2023; Senior Vice President from January 2010 to January 2018; Vice President July 2007- December 2009; President – Avista Utilities since January 2009; Vice President of Energy Resources and Optimization – Avista Utilities July 2007 – December 2008; President and Chief Operating Officer of Avista Energy February 2001 – July 2007; various other management and staff positions with the Company since 1985.

Kevin J. Christie	57

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

Bryan A. Cox	55

Senior Vice President, Safety and Chief People Officer since October 2023; Vice President, Safety and Chief People Officer from September 2022 to October 2023; Vice President, Safety and Human Resources from January 2020 to September 2022; Vice President, Safety and HR Shared Services from January 2018 to January 2020; various other management and staff positions with the Company since 1997.

Gregory C. Hesler	47

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

Jason R. Thackston	55

Senior Vice President, Energy Policy and Chief Strategy Officer since January 2025; Senior Vice President, Chief Strategy and Clean Energy Officer September 2022 to December 2024; Senior Vice President of Energy Resources and Environmental Compliance Officer from May 2018 to September 2022; Senior Vice President of Energy Resources from January 2014 to May 2018; Vice President of Energy Resources from December 2012 to January 2014; Vice President of Customer Solutions – Avista Utilities from June 2012 to December 2012; Vice President of Energy Delivery from April 2011 to December 2012; Vice President of Finance from June 2009 to April 2011; various other management and staff positions with the Company since 1996.

AVISTA CORPORATION

Joshua D. DiLuciano	44	Vice President of Energy Delivery since September 2022; various other management and staff positions with the Company since 2006.
Latisha D. Hill	46

Vice President, Community Affairs and Chief Customer Officer since May 2023; Vice President of Community and Economic Vitality from January 2020 to May 2023; various other management and staff positions with the Company since 2005.

Scott J. Kinney	56

Vice President, Energy Resources and Integrated Planning since January 2025; Vice President of Energy Resources from September 2022 to December 2024; various other management and staff positions with the Company since 1999.

Ryan L. Krasselt	55	Vice President, Controller and Principal Accounting Officer since October 2015; various other management and staff positions with the Company since 2001.
Wayne O. Manuel	52

Vice President, Chief Information Officer and Chief Security Officer since June 2023; prior to employment with the Company, Senior Vice President, Chief Strategy Officer and Chief Information Officer of Valley Medical Center from 2014 to May 2023.

David J. Meyer	71	Vice President and Chief Counsel for Regulatory and Governmental Affairs since February 2004; Senior Vice President and General Counsel from September 1998 to February 2004.

All of the Company’s executive officers, with the exception of Joshua D. DiLuciano, Scott J. Kinney, David J. Meyer and Wayne O. Manuel were officers or directors of one or more of the Company’s subsidiaries in 2024. The Company’s executive officers are appointed annually by the Board of Directors.

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

Item 11. Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 8, 2025, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 20, 2024, relating to its Annual Meeting of Shareholders held on May 1, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities):

Information regarding security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities) has been omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 8, 2025, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 20, 2024, relating to its Annual Meeting of Shareholders held on May 1, 2024; reference also being made to Schedules 13G, as amended, on file with

AVISTA CORPORATION

the SEC with respect to the Registrant's voting securities (the information contained in such schedules 13G, as amended, not being incorporated herein by reference).
(b)
Security ownership of management:

The information required by this Item regarding the security ownership of management is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 8, 2025, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 20, 2024, relating to its Annual Meeting of Shareholders held on May 1, 2024.
(c)
Changes in control:

None.

(d)
Securities authorized for issuance under equity compensation plans as of December 31, 2024:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(1)
Equity compensation plans approved by security holders (2)	―	$ ―	351,811

(1)
Excludes unvested restricted shares and performance share awards granted under Avista Corp.’s Long-Term Incentive Plan. At December 31, 2024, 158,464 Restricted Share awards were outstanding. Performance and market-based share awards may be paid out at zero shares at a minimum achievement level; 310,016 shares at target level; or 620,032 shares at a maximum level. Because there is no exercise price associated with restricted shares or performance and market-based share awards, such shares are not included in the weighted-average price calculation.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 8, 2025, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 20, 2024, relating to its Annual Meeting of Shareholders held on May 1, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 8, 2025, from such Proxy Statement; and

AVISTA CORPORATION

•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 20, 2024, relating to its Annual Meeting of Shareholders held on May 1, 2024.

AVISTA CORPORATION

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
1. Financial Statements (Included in Part II of this report):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Balance Sheets as of December 31, 2024, and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Equity for the Years Ended December 31, 2024, 2023 and 2022

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

4.73	(2)

Waiver of redemption right under Section 8.01 of the Loan Agreement between City of Forsyth, Montana and Avista Corporation $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A

4.74	(with Form 8-K dated as of December 15, 2010)	4.3

Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A, dated as of December 1, 2010.

4.75	(with Form 8-K dated as of December 15, 2010)	4.2	Loan Agreement between City of Forsyth, Montana and Avista Corporation $17,000,000 City of Forsyth, Montana Pollution

AVISTA CORPORATION

			Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B dated as of December 1, 2010.
4.76	(2)

Waiver of redemption right under Section 8.01 of the Loan Agreement between City of Forsyth, Montana and Avista Corporation $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B

4.77	(with Form 8-K dated as of December 15, 2010)	4.4

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

AVISTA CORPORATION

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

10.15	(with 1981 Form 10-K)	10(s)-7	Ownership and Operation Agreement for Colstrip Units No. 3 & 4, dated as of May 6, 1981.*
10.16	(with 2019 Form 10-K)	10.14	Avista Corporation Executive Deferral Plan (2020 Component). (3)(5)
10.17	(with 2019 Form 10-K)	10.15	Avista Corporation Supplemental Executive Retirement Plan (Post-2004 Component, Amended in 2018). (3)(6)
10.18	(with 1992 Form 10-K)	10(t)-11	The Company’s Unfunded Supplemental Executive Disability Plan. (3)*
10.19	(with 2007 Form 10-K)	10.34	Income Continuation Plan of the Company. (3)
10.20	(with 2018 Form 10-K)	10.21	Avista Corporation Long-Term Incentive Plan. (3)
10.21	(with 2010 Form 10-K)	10.23	Avista Corporation Performance Award Plan Summary. (3)
10.22	(with 2022 Form 10-K)	10.22	Avista Corporation Performance Award Agreement 2022. (3)
10.23	(with 2023 Form 10-K)	10.24	Avista Corporation Performance Award Agreement 2023. (3)
10.24	(2)		Avista Corporation Performance Award Agreement 2024. (3)
10.25	(2)		Avista Corporation Officer Incentive Plan. (3)
10.26	(with September 30, 2019 Form 10-Q)	10.1	Form of Change of Control Plan between the Company and its Executive Officers. (3)(5)
10.27	(2)		Avista Corporation Non-Employee Director Compensation.
10.28	(with Form 8-K dated November 30, 2022)	10.1	Credit Agreement dated as of November 29, 2022 among Avista Corporation and U.S. Bank, as Lender and Administrative Agent, and MUFG Bank Ltd. as Lender.
10.29	(with Form 8-K dated December 19, 2022)	10.1	Credit Agreement dated as of December 14, 2022 among Avista Corporation and Keybank National Association, as Lender and Administrative Agent.
10.30	(with Form 8-K dated December 19, 2022)	10.2	First Amendment, dated as of December 15, 2022, to the Credit Agreement dated as of November 29, 2022 among Avista Corporation and Keybank National Association, as Lender and Administrative Agent.
10.31	(with Form 8-K dated January 4, 2023)	10.1	Continuing Letter of Credit Agreement dated as of December 29, 2022, among Avista Corporation and MUFG Bank Ltd., as Issuer.
10.32	(with Form 8-K dated January 4, 2023)	10.2	Incremental Commitment and Joinder Agreement, dated as of December 30, 2022, among Avista Corporation and U.S. Bank

AVISTA CORPORATION

			National Association, as Administrative Agent, and CoBank as Incremental Lender.
19	(2)		Insider Trading Policy
21	(2)		Subsidiaries of Registrant.
23	(2)		Consent of Independent Registered Public Accounting Firm.
31.1	(2)		Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	(2)		Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32	(4)		Certification of Corporate Officers (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
97	(with 2023 Form 10-K)	97	Avista Corporation Dodd-Frank Recovery Policy
101.INS	(2)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(2)		Inline XBRL Taxonomy Extension Schema with embedded linkbases Document
104	(2)		Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

AVISTA CORPORATION

February 25, 2025	By	/s/ Heather L. Rosentrater
Date		Heather L. Rosentrater
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather L. Rosentrater	Principal Executive Officer and Director	February 25, 2025
Heather L. Rosentrater
President and Chief Executive Officer

/s/ Kevin J. Christie	Principal Financial Officer	February 25, 2025
Kevin J. Christie
Senior Vice President, Chief Financial Officer
Treasurer, and Regulatory Affairs Officer

/s/ Ryan L. Krasselt	Principal Accounting Officer	February 25, 2025
Ryan L. Krasselt
Vice President, Controller and
Principal Accounting Officer

/s/ Scott L. Morris	Director	February 25, 2025
Scott L. Morris
Chairman of the Board

/s/ Julie A. Bentz	Director	February 25, 2025
Julie A. Bentz

/s/ Donald C. Burke	Director	February 25, 2025
Donald C. Burke

/s/ Kevin B. Jacobsen	Director	February 25, 2025
Kevin B. Jacobsen

/s/ Rebecca A. Klein	Director	February 25, 2025
Rebecca A. Klein

/s/ Sena M. Kwawu	Director	February 25, 2025
Sena M. Kwawu

/s/ Scott H. Maw	Director	February 25, 2025
Scott H. Maw

/s/ Jeffry L. Philipps	Director	February 25, 2025
Jeffry L. Philipps

/s/ Heidi B. Stanley	Director	February 25, 2025
Heidi B. Stanley

/s/ Janet D. Widmann	Director	February 25, 2025
Janet D. Widmann