Form 10-Q
period 2025-03-31
AVISTA CORP
filed 2025-05-07
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025 OR

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

As of April 30, 2025, 80,563,559 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in millions, except per share amounts

(Unaudited)

	2025	2024
Operating Revenues:
Utility revenues, exclusive of alternative revenue programs	$625	$606
Alternative revenue programs	(8)	3
Total operating revenues	617	609
Operating Expenses:
Utility operating expenses:
Resource costs	256	293
Other operating expenses	128	111
Depreciation and amortization	71	68
Taxes other than income taxes	36	36
Non-utility operating expenses	1	—
Total operating expenses	492	508
Income from operations	125	101
Interest expense	38	37
Interest expense to affiliated trusts	1	1
Capitalized interest	(2)	(1)
Other income-net	(3)	(9)
Income before income taxes	91	73
Income tax expense	12	2
Net income and Comprehensive income	$79	$71
Weighted-average common shares outstanding (thousands), basic	80,218	78,161
Weighted-average common shares outstanding (thousands), diluted	80,309	78,211

Earnings per common share:
Basic	$0.98	$0.91
Diluted	$0.98	$0.91

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in millions

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets:
Current Assets:
Cash and cash equivalents	$17	$30
Accounts receivable-less allowances of $7, and $5, respectively	216	205
Inventory	202	193
Regulatory assets	105	137
Other current assets	127	91
Total current assets	667	656
Net utility property	6,034	5,987
Goodwill	52	52
Non-current regulatory assets	817	847
Other property and investments-net and other non-current assets	396	399
Total assets	$7,966	$7,941
Liabilities and Equity:
Current Liabilities:
Accounts payable	$113	$125
Short-term borrowings	287	354
Regulatory liabilities	102	108
Other current liabilities	219	184
Total current liabilities	721	771
Long-term debt	2,614	2,614
Long-term debt to affiliated trusts	52	52
Pensions and other postretirement benefits	73	75
Deferred income taxes	745	751
Non-current regulatory liabilities	843	834
Other non-current liabilities and deferred credits	269	253
Total liabilities	5,317	5,350
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000 shares authorized; 80,561 and 80,039 shares issued and outstanding, respectively (shares in thousands)	1,737	1,720
Retained earnings	912	871
Total shareholders’ equity	2,649	2,591
Total liabilities and equity	$7,966	$7,941

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Three Months Ended March 31

Dollars in millions

(Unaudited)

	2025	2024
Operating Activities:
Net income	$79	$71
Non-cash items included in net income:
Depreciation and amortization	71	68
Deferred income tax provision	(11)	(19)
Power and natural gas cost deferrals, net	2	43
Amortization of debt expense	1	1
Stock-based compensation expense	3	2
Equity-related AFUDC	(3)	(2)
Pension and other postretirement benefit expense	4	3
Other regulatory assets and liabilities	22	(10)
Other deferred debits and credits	20	19
Change in decoupling regulatory deferral	8	(3)
Realized and unrealized losses on assets	2	(2)
Other	—	(1)
Contributions to defined benefit pension plan	(3)	(3)
Cash received for settlement of interest rate swap agreements	—	4
Changes in certain current assets and liabilities:
Accounts and notes receivable	(16)	(4)
Inventory	(9)	(4)
Collateral for derivative instruments	25	22
Income taxes receivable	22	21
Other current assets	(46)	(4)
Accounts payable	(18)	(27)
Other current liabilities	31	15
Net cash provided by operating activities	184	190

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(103)	(119)
Investments made in equity and property	—	(2)
Other	—	3
Net cash used in investing activities	(103)	(118)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Three Months Ended March 31

Dollars in millions

(Unaudited)

	2025	2024
Financing Activities:
Net decrease in short-term borrowings	$(67)	$(54)
Maturity of long-term debt and finance leases	(1)	(1)
Issuance of common stock, net of issuance costs	16	—
Cash dividends paid	(40)	(38)
Other	(2)	(2)
Net cash used in financing activities	(94)	(95)

Net decrease in cash and cash equivalents	(13)	(23)

Cash and cash equivalents at beginning of period	30	35

Cash and cash equivalents at end of period	$17	$12

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three Months Ended March 31

Dollars in millions, except per share amounts

(Unaudited)

	2025	2024
Common Stock, Shares (in thousands):
Shares outstanding at beginning of period	80,039	78,075
Shares issued	522	112
Shares outstanding at end of period	80,561	78,187
Common Stock, Amount:
Balance at beginning of period	$1,720	$1,644
Equity compensation expense	3	2
Issuance of common stock, net of issuance costs	16	—
Payment of minimum tax withholdings for share-based payment awards	(2)	(1)
Balance at end of period	1,737	1,645
Retained Earnings:
Balance at beginning of period	871	841
Net income	79	71
Dividends on common stock	(38)	(37)
Balance at end of period	912	875
Total equity	$2,649	$2,520
Dividends declared per common share	$0.490	$0.475

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended March 31, 2025 and March 31, 2024 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income and Comprehensive Income for the interim periods are not necessarily indicative of the results expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).

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

Commencing with the 2024 Form 10-K, management elected to change the presentation of the Company's financial statements and accompanying footnote disclosures from thousands to millions. The change in presentation had no material impact on previously reported financial information, but certain amounts reported for prior periods may differ by insignificant amounts due to the nature of rounding relative to the change in presentation. In addition, historical percentages and per share amounts presented may not add to their respective totals or recalculate due to rounding.

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

AVISTA CORPORATION

The WUTC and the IPUC issued accounting orders authorizing Avista Corp. to offset energy commodity derivative assets or liabilities with a regulatory liability or asset. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of delivery. Realized benefits and costs result in adjustments to retail rates through PGAs, the ERM in Washington, the PCA mechanism in Idaho, and periodic general rate cases. The resulting regulatory assets associated with energy commodity derivative instruments are probable of recovery through future rates.

Substantially all forward contracts to purchase or sell power and natural gas are recorded as derivative assets or liabilities at estimated fair value with an offsetting regulatory liability or asset. Contracts not considered derivatives are accounted for on the accrual basis until they are settled or realized unless there is a decline in the fair value of the contract determined to be other-than-temporary.

For interest rate swap derivatives, Avista Corp. records all mark-to-market gains and losses in each accounting period as assets and liabilities, as well as offsetting regulatory liabilities or assets, such that there is no income statement impact. The interest rate swap derivatives are risk management tools similar to energy commodity derivatives. Upon settlement of interest rate swap derivatives, the regulatory asset or liability is amortized as a component of interest expense over the term of the associated debt. The Company records an offset of interest rate swap derivative assets and liabilities with regulatory assets and liabilities, based on the prior practice of the commissions to provide recovery through the ratemaking process.

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

ASU 2023-07 "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures"

In November 2023, the FASB issued ASU 2023-07, requiring additional disclosures around reportable segment information. The additional required disclosures include significant segment expenses, an amount for other segment activity not included in the

AVISTA CORPORATION

disaggregated segment amounts and a description of the activity, and the title and position of the chief operating decision maker and an explanation of how they use the reported measures of segment profit or loss in assessing segment performance and allocating resources. The Company adopted the ASU in 2024 and has incorporated the required disclosures retrospectively within Note 14.

ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures"

In December 2023, the FASB issued ASU 2023-09, requiring additional income tax disclosures. The additional disclosures include prescribed items presented in the income tax rate reconciliation, and further disaggregation of amounts for income taxes paid among federal, state and foreign taxes. The ASU is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company expects the implementation of the ASU to result in expanded income tax disclosures.

ASU 2024-03 "Disaggregation of Income Statement Expenses"

In November 2024, the FASB issued ASU 2024-03, requiring additional footnote disclosures disaggregating certain expenses included on the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt in 2025.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, fuel stock and stored natural gas are recorded at average cost and consisted of the following as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31,	December 31,
	2025	2024
Materials and supplies	$102	$99
Emission allowances	90	79
Stored natural gas	5	10
Fuel stock	5	5
Total	$202	$193

Other Current Assets

Other current assets consisted of the following as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31,	December 31,
	2025	2024
Prepayments	$60	$37
Income taxes receivable	11	32
Insurance proceeds receivable	21	—
Derivative assets net of collateral	14	11
Notes receivable	9	—
Other	12	11
Total	$127	$91

AVISTA CORPORATION

Net Utility Property

Net utility property, which is recorded at original cost, net of accumulated depreciation, consisted of the following as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31,	December 31,
	2025	2024
Utility plant in service	$8,227	$8,180
Construction work in progress	274	238
Total	8,501	8,418
Less: Accumulated depreciation and amortization	2,467	2,431
Total	$6,034	$5,987

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31,	December 31,
	2025	2024
Equity investments	$155	$157
Operating lease ROU assets	65	66
Finance lease ROU assets	32	33
Non-utility property	33	33
Notes receivable	10	16
Long-term prepaid license fees	16	18
Pension asset	38	35
Investment in affiliated trust	12	12
Deferred compensation assets	9	9
Other	26	20
Total	$396	$399

Other Current Liabilities

Other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025	December 31, 2024
Accrued taxes other than income taxes	$34	$34
Derivative liabilities net of collateral	15	14
Employee paid time off accruals	35	32
Accrued interest	42	24
Litigation settlement accrual	21	—
Pensions and other postretirement benefits	13	15
Other	59	65
Total	$219	$184

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025	December 31, 2024
Operating lease liabilities	$62	$62
Finance lease liabilities	31	35
Deferred investment tax credits	28	28
Climate Commitment Act obligations	99	77
Asset retirement obligations	17	18
Derivative liabilities net of collateral	11	12
Other	21	21
Total	$269	$253

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025		December 31, 2024
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$—	$12	$27	$14
Deferred Climate Commitment Act costs	24	—	50	—
Deferred power costs	29	9	9	27
Decoupling surcharge	13	8	12	12
Income tax related assets	—	244	—	246
Pension and other postretirement benefit plans	—	105	—	106
Interest rate swaps	—	171	—	172
AFUDC above FERC allowed rate	—	49	—	49
Settlement with Coeur d'Alene Tribe	—	35	—	36
Advanced meter infrastructure	—	26	—	26
Utility plant abandoned	4	38	4	38
COVID-19 deferrals	—	10	—	12
Demand side management programs	—	37	—	38
Other regulatory assets	35	73	35	71
Total regulatory assets	$105	$817	$137	$847
Regulatory Liabilities
Other income tax related liabilities	$6	$56	$5	$59
Excess deferred income taxes	14	276	14	279
Deferred Climate Commitment Act revenues	29	—	44	—
Deferred power costs	8	5	8	6
Deferred natural gas costs	32	—	25	—
Decoupling rebate	1	8	4	—
Utility plant retirement costs	—	456	—	448
Interest rate swaps	—	24	—	24
COVID-19 deferrals	—	8	—	10
Other regulatory liabilities	12	10	8	8
Total regulatory liabilities	$102	$843	$108	$834

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

Revenues from contracts with customers are presented in the Condensed Consolidated Statements of Income and Comprehensive Income in the line item "Utility revenues, exclusive of alternative revenue programs."

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

Alternative Revenue Programs (Decoupling)

Alternative revenue programs are contracts between an entity and a regulator of utilities, not a contract between an entity and a customer. GAAP requires the presentation of revenue arising from alternative revenue programs separately from revenues arising from contracts with customers on the Condensed Consolidated Statements of Income and Comprehensive Income. The Company's decoupling mechanisms (also known as a FCA in Idaho) qualify as alternative revenue programs. Decoupling revenue deferrals are recognized in the Condensed Consolidated Statements of Income and Comprehensive Income during the period they occur (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage), subject to certain limitations, and a regulatory asset or liability is established which will be surcharged or rebated to customers in future periods. GAAP requires that for an alternative revenue program, like decoupling, the revenue must be expected to be collected from customers within 24 months of the deferral to qualify for recognition in the Condensed Consolidated Statements of Income and Comprehensive Income. Amounts included in the Company's decoupling program that are not expected to be collected from customers within 24 months are not recorded in the financial statements until the period in which revenue recognition criteria are met. The amounts expected to be collected from customers within 24 months represents an estimate made by the Company on an ongoing basis due to it being based on the volumes of electric and natural gas sold to customers on a go-forward basis.

The Company records alternative program revenues under the gross method, which is to amortize the decoupling regulatory asset/liability to the alternative revenue program line item on the Condensed Consolidated Statements of Income and Comprehensive Income as it is collected from or refunded to customers. The cash passing between the Company and the customers is presented in revenue from contracts with customers since it is a portion of the overall tariff paid by customers. This method results in a gross-up to both revenue from contracts with customers and revenue from alternative revenue programs, but has a net zero impact on total revenue. Depending on whether the previous deferral balance being amortized was a regulatory asset or regulatory liability, and depending on the size and direction of the current year deferral of surcharges and/or rebates to customers, it could result in negative alternative revenue program revenue during the year.

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

Utility-related taxes included in revenue from contracts with customers were as follows for the three months ended March 31 (dollars in millions):

	2025	2024
Utility-related taxes	$27	$27

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement where the customer makes payments throughout the year. As of March 31, 2025, the Company estimates it had unsatisfied capacity performance obligations of $33 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three months ended March 31 (dollars in millions):

	2025	2024
Avista Utilities
Revenue from contracts with customers	$526	$499
Derivative revenues	61	90
Alternative revenue programs	(8)	3
Other utility revenues	25	3
Total Avista Utilities	604	595
AEL&P
Revenue from contracts with customers	13	14
Total operating revenues	$617	$609

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three months ended March 31 (dollars in millions):

	2025			2024
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended March 31:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$165	$7	$172	$142	$7	$149
Commercial	103	6	109	93	7	100
Industrial	35	—	35	28	—	28
Public street and highway lighting	2	—	2	2	—	2
Total retail revenue	305	13	318	265	14	279
Transmission	9	—	9	10	—	10
Other revenue from contracts with customers	8	—	8	16	—	16
Total electric revenue from contracts with customers	$322	$13	$335	$291	$14	$305

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three months ended March 31 (dollars in millions):

	2025	2024
	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$129	$133
Commercial	65	68
Industrial and interruptible	4	4
Total retail revenue	198	205
Transportation	5	2
Other revenue from contracts with customers	1	1
Total natural gas revenue from contracts with customers	$204	$208

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

AVISTA CORPORATION

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

Avista Corp. plans for sufficient natural gas delivery capacity to serve its retail customers for a theoretical peak-day event. Avista Corp. generally has more pipeline and storage capacity than is needed during periods other than a peak-day. Avista Corp. optimizes its natural gas resources by using market opportunities to generate economic value that mitigates the fixed costs. Avista Corp. also optimizes its natural gas storage capacity by purchasing and storing natural gas when prices are traditionally lower, typically in the summer, and withdrawing during higher priced months, typically during the winter. However, if market conditions and prices indicate that Avista Corp. should buy or sell natural gas at other times during the year, Avista Corp. engages in optimization transactions to capture value in the marketplace. Natural gas optimization activities include, but are not limited to, wholesale market sales of surplus natural gas supplies, purchases and sales of natural gas to optimize use of pipeline and storage capacity, and participation in the transportation capacity release market.

The following table presents the underlying energy commodity derivative volumes as of March 31, 2025 expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2025	15	10	20,139	25,610	373	878	1,221	1,520
2026	—	—	19,470	15,753	—	—	1,597	—
2027	—	—	9,535	3,833	—	—	1,597	—
2028	—	—	455	683	—	—	1,222	—

As of March 31, 2025, there were no expected deliveries of energy commodity derivatives after 2028.

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

AVISTA CORPORATION

As of December 31, 2024, there were no expected deliveries of energy commodity derivatives after 2027.

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

The following table summarizes the foreign currency exchange derivatives outstanding as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31,	December 31,
	2025	2024
Number of contracts	20	22
Notional amount (in United States dollars)	$3	$2
Notional amount (in Canadian dollars)	4	2

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

As of March 31, 2025 and December 31, 2024, there was one interest rate swap derivative contract outstanding with a notional amount of $10 million and a mandatory cash settlement date in 2025.

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2025 (dollars in millions):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Interest rate swap derivatives
Other current assets	$1	$—	$—	$1
Energy commodity derivatives
Other current assets	32	(16)	(2)	14
Other current liabilities	1	(16)	—	(15)
Other non-current liabilities and deferred credits	4	(16)	1	(11)
Total derivative instruments recorded on the balance sheet	$38	$(48)	$(1)	$(11)

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2024 (dollars in millions):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Interest rate swap derivatives
Other current assets	1	—	—	1
Energy commodity derivatives
Other current assets	10	—	—	10
Other current liabilities	11	(48)	23	(14)
Other non-current liabilities and deferred credits	2	(16)	1	(13)
Total derivative instruments recorded on the balance sheet	$24	$(64)	$24	$(16)

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

The following table presents collateral outstanding related to its derivative instruments as of March 31, 2025 and December 31, 2024 (dollars in million):

	March 31,	December 31,
	2025	2024
Energy commodity derivatives
Cash collateral posted	$2	$24
Letters of credit outstanding	$10	$12

No letters of credit were outstanding, and no cash collateral was on deposit, related to interest rate swap derivatives as of March 31, 2025 and December 31, 2024.

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

AVISTA CORPORATION

The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features in a liability position and the amount of additional collateral Avista Corp. could be required to post as of March 31, 2025 (dollars in millions):

March 31,
2025
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$15
Additional collateral to post	12

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $3 million in cash to the pension plan for the three months ended March 31, 2025. The Company expects to contribute $10 million in 2025.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in millions):

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Service cost	$4	$4	$—	$—
Interest cost	9	8	2	2
Expected return on plan assets	(11)	(11)	(1)	(1)
Net loss recognition	1	1	—	—
Net periodic benefit cost	$3	$2	$1	$1

Total service costs in the table above are recorded to the same accounts as labor expense. Labor and benefits expense is recorded to various projects based on whether the work is a capital project or an operating expense. Approximately 45 percent of all labor and benefits is capitalized to utility property and 55 percent is expensed to utility other operating expenses.

The non-service portion of costs in the table above are recorded to other expense below income from operations in the Condensed Consolidated Statements of Income and Comprehensive Income or capitalized as a regulatory asset. Approximately 45 percent of the costs are capitalized to regulatory assets and 55 percent is expensed to the income statement.

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

AVISTA CORPORATION

The following table summarizes the significant factors impacting the difference between the Company's effective tax rate and the federal statutory rate for the three months ended March 31 (dollars in millions):

	2025		2024
Federal income taxes at statutory rates	$19	21.0%	$15	21.0%
Increase (decrease) in tax resulting from:
Flow through related to deduction of meters and mixed service costs (1)	(3)	(3.3)	(9)	(12.2)
Tax effect of regulatory treatment of utility plant differences	(5)	(5.5)	(5)	(6.4)
State income tax expense	1	1.0	1	0.7
Total income tax expense	$12	13.2%	$2	3.1%
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

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.’s revolving committed line of credit were as follows as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31,	December 31,
	2025	2024
Borrowings outstanding at end of period	$274	$342
Letters of credit outstanding at end of period	$5	$5
Average interest rate on borrowings at end of period	5.42%	5.52%

Letter of Credit Facility

Avista Corp. has a letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

Avista Corp. had $10 million and $12 million in letters of credit outstanding under this agreement as of March 31, 2025 and December 31, 2024, respectively. Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, Avista Corp. would have an immediate obligation to reimburse the bank that issued the letter of credit.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of March 31, 2025, the Company complied with this covenant.

AVISTA CORPORATION

AEL&P

AEL&P has a committed line of credit in the amount of $25 million that expires in June 2028. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates on borrowings under AEL&P’s revolving committed line of credit were as follows as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31,	December 31,
	2025	2024
Borrowings outstanding at end of period	$13	$12
Average interest rate on borrowings at end of period	7.13%	6.13%

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of "consolidated total debt at AEL&P" to "consolidated total capitalization at AEL&P," including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of March 31, 2025, AEL&P complied with this covenant.

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

The distribution rates were as follows during the three months ended March 31, 2025 and the year ended December 31, 2024:

	March 31,	December 31,
	2025	2024
Low distribution rate	5.46%	5.64%
High distribution rate	5.64%	6.51%
Distribution rate at the end of the period	5.46%	5.64%

Concurrent with the issuance of the Preferred Trust Securities, Avista Capital II issued $2 million of Common Trust Securities to the Company. The Preferred Trust Securities may be redeemed at the option of Avista Capital II at any time and mature on June 1, 2037. In 2000, the Company purchased $10 million of these Preferred Trust Securities.

The Company owns 100 percent of Avista Capital II and has solely and unconditionally guaranteed the payment of distributions on, and redemption price and liquidation amount for, the Preferred Trust Securities to the extent Avista Capital II has funds available for such payments from the respective debt securities. Upon maturity or prior redemption of such debt securities, the Preferred Trust Securities will be mandatorily redeemed. The Company does not include these capital trusts in its condensed consolidated financial statements as Avista Corp. is not the primary beneficiary. As such, the sole assets of the capital trusts are $52 million of junior subordinated deferrable interest debentures of Avista Corp., which are reflected on the Condensed Consolidated Balance Sheets. Interest expense to affiliated trusts in the Condensed Consolidated Statements of Income and Comprehensive Income represents interest expense on these debentures.

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100	$949	$1,100	$938
Long-term debt (Level 3)	1,534	1,193	1,534	1,163
Snettisham finance lease obligation (Level 3)	38	35	39	35
Long-term debt to affiliated trusts (Level 3)	52	47	52	47

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 59.48 percent to 107.73 percent of the principal amount, where 100.0 percent of the principal amount (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation fair value is determined using the Morgan Markets A Ex-Fin discount rate as published on March 31, 2025 and December 31, 2024.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 at fair value on a recurring basis (dollars in millions):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
March 31, 2025
Assets:
Energy commodity derivatives	$—	$37	$—	$(23)	$14
Interest rate swap derivatives	—	1	—	—	1
Equity Investments	—	—	52	—	52
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	3	—	—	—	3
Equity securities (3)	6	—	—	—	6
Total	$9	$38	$52	$(23)	$76
Liabilities:
Energy commodity derivatives (2)	$—	$35	$13	$(22)	$26
Total	$—	$35	$13	$(22)	$26
December 31, 2024
Assets:
Energy commodity derivatives (2)	$—	$23	$—	$(13)	$10
Interest rate swap derivatives	—	1	—	—	1
Equity Investments	—	—	53	—	53
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$24	$53	$(13)	$73
Liabilities:
Energy commodity derivatives (2)	$—	$61	$3	$(37)	$27
Total	$—	$61	$3	$(37)	$27
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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of March 31, 2025 (dollars in millions):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	March 31, 2025	Technique	Input	Average Price
Natural gas exchange agreement	$(13)	Internally derived weighted average cost of gas	Forward purchase prices	$2.08 - $3.30/mmBTU $2.49 Weighted Average
			Forward sales prices	$1.27 - $7.20/mmBTU $4.80 Weighted Average
			Purchase volumes	255,000 - 635,000 mmBTUs
			Sales volumes	75,000 - 312,495 mmBTUs

The valuation methods, significant inputs and resulting fair values described above were developed by the Company and are reviewed on at least a quarterly basis to ensure they provide a reasonable estimate of fair value each reporting period.

Equity Investments

The Company has two equity investments measured at fair value on a recurring basis. For one investment, fair value is determined using a market approach, starting with enterprise values from recent market transaction data for comparable companies with similar equity instruments. The market transaction data was used to estimate an enterprise value of the underlying investment and that value was allocated to the various classes of equity via an option pricing model and a waterfall approach. The selection of appropriate comparable companies and the expected time to a liquidation event requires management judgment. The significant assumptions in the analysis includes comparable market transactions and related enterprise values, time to liquidity event and the market discount for the current business stage of the company. In the event there are relevant market transactions for the same or similar securities of the subject company or there is the reasonable possibility of a transaction occurring, those transactions are utilized as an input to the valuation with a probability weight applied to the valuation.

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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 equity investments as of March 31, 2025 (dollars in millions):

	Fair Value at
	March 31, 2025	Valuation Technique	Unobservable Input	Range
Equity investments	$52	Market approach	Comparable enterprise values	$130-$389 $246 Average
			Time to liquidity event	1.25 years
		Discounted cash flows	Revenue market multiples	0.33x to 3.25x Revenue 1.62x Average
			Market multiple exit reduction	50%
			Discount rate	25%
			Annual revenues	$20 - $207
			Terminal date	2029

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in millions):

	Natural Gas Exchange Agreement (1)	Equity Investments	Total
Three Months Ended March 31, 2025:
Beginning balance	$(3)	$53	$50
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(9)	—	(9)
Recognized in net income	—	(1)	(1)
Settlements	(1)	—	(1)
Ending balance as of March 31, 2025	$(13)	$52	$39
Three Months Ended March 31, 2024:
Beginning balance	$(8)	$50	$42
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	1	—	1
Recognized in net income	—	1	1
Purchases and debt conversions	—	1	1
Ending balance as of March 31, 2024	$(7)	$52	$45
(1)
There were no purchases, issuances or transfers from other categories during the periods presented in the table above.

NOTE 11. COMMON STOCK

The Company issued shares of common stock for total net proceeds of $16 million during the three months ended March 31, 2025. Most of these shares were issued in at-the-market transactions pursuant to the Company's sales agency agreements under which the Company may offer and sell new shares of common stock through its sales agents from time to time. Under these sales agency agreements, the Company issued 0.4 million shares during the three months ended March 31, 2025.

AVISTA CORPORATION

NOTE 12. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31 (dollars in millions, except per share amounts, and shares in thousands):

	2025	2024
Numerator:
Net income	$79	$71
Denominator:
Weighted-average number of common shares outstanding-basic	80,218	78,161
Effect of dilutive securities:
Performance and restricted stock awards	91	50
Weighted-average number of common shares outstanding-diluted	80,309	78,211
Earnings per common share:
Basic	$0.98	$0.91
Diluted	$0.98	$0.91

There were no shares excluded from the calculation because they were antidilutive.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. For all such matters, the Company will vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the outcome of any matter because litigation and other contested proceedings are subject to numerous uncertainties. For matters affecting Avista Utilities’ or AEL&P's operations, the Company intends to seek, to the extent appropriate, recovery of costs through the ratemaking process.

Collective Bargaining Agreements

The Company's collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) represents 35 percent of all Avista Utilities' employees. The Company's largest represented group, representing approximately 90 percent of Avista Utilities' bargaining unit employees in Washington and Idaho, are covered under a four-year agreement which expired in March 2025. The Company and the IBEW began negotiations on a new collective bargaining agreement in the first quarter of 2025. There is a risk that if the new agreement is not reached, employees subject to that agreement could strike. Given the number of employees that are covered by the collective bargaining agreement, a strike could result in disruptions to the Company's operations. However, the Company believes that the possibility of this occurring is remote.

In April 2025, the Company's System Operators voted to unionize, and the National Labor Relations Board certified the IBEW Local 77 as their exclusive collective bargaining representative. We are preparing to negotiate a separate contract with the IBEW for the System Operator group, which is comprised of approximately 19 employees, in the fall of 2025.

Boyds Fire (State of Washington Department of Natural Resources v. Avista)

In August 2019, the Company was served with a complaint, captioned “State of Washington Department of Natural Resources v. Avista Corporation,” seeking recovery of up to $4 million for fire suppression and investigation costs and related expenses incurred in connection with a wildfire that occurred in Ferry County, Washington, in August 2018. Specifically, the complaint alleges the fire, which became known as the “Boyds Fire,” was caused by a dead ponderosa pine tree falling into an overhead distribution line, and that Avista Corp., along with its independent vegetation management contractors Asplundh Tree Company and CN Utility Consulting, were negligent in failing to identify and remove the tree before it came into contact with the line. Avista Corp. disputes that it was negligent in failing to identify and remove the tree in question. Additional lawsuits were subsequently filed by private landowners seeking $1 million in property damages as well as potential non-economic damages, and holders of insurance subrogation claims seeking recovery of $2 million in insurance proceeds purportedly paid to their insureds.

AVISTA CORPORATION

The lawsuits were filed in the Superior Court of Ferry County, Washington. The case is currently scheduled for trial on July 7, 2025, and the parties have agreed to engage in mediated settlement negotiations in early June. The Company continues to vigorously defend itself in the litigation. However, at this time, the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

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

In May 2021, the Company learned the Washington Department of Natural Resources (DNR) had completed its investigation and issued a report on the Babb Road Fire.

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

Eleven lawsuits were filed in connection with the Babb Road Fire. CN Utility Consulting, which performs vegetation management services as an independent contractor to the Company, was also named as defendants in each of the lawsuits. The lawsuits include six subrogation actions filed by 51 insurance companies and five actions on behalf of 128 individual plaintiffs. All proceedings, except for one action filed on September 1, 2023 on behalf of three individual plaintiffs (the "Widman Action") were consolidated in the Superior Court of Spokane County Washington under the lead action Blakeley v. Avista Corporation et al., and variously assert causes of action for negligence, private nuisance, and trespass (the "Blakeley Proceeding").

In April 2025, the Company and CN Utility Consulting reached agreements to settle the claims of 48 of the 128 individual plaintiffs for $14 million and reached a settlement in principle with 77 of the 128 individual plaintiffs including all subrogation claims for $13 million. The total liability is $27 million of which the Company is responsible for $21 million and CN Utility Consulting is responsible for $6 million. In the Condensed Consolidated Balance Sheets, the settlement liability is included in the line item "Other Current Liabilities".

One claim of $1.25 million on behalf of plaintiffs in the Widman Action remains unsettled. The Company’s best estimate of its liability related to this claim is $0.1 million. The Company will vigorously defend itself in the remaining legal proceedings.

The Company has recorded a receivable for expected insurance proceeds for the settlement liability, resulting in no impact on net income. The insurance proceeds have been accrued in the Condensed Consolidated Balance Sheets in the line item "Other Current Assets".

AVISTA CORPORATION

Orofino Fire

In August 2023, a fire started in windy conditions near Orofino, Idaho, burning 53 acres and seven primary residences, as well as several outbuildings. The Idaho Department of Lands investigated and has issued a report in which it concluded the fire was caused by an electrical fault igniting three separate spots which then spread uphill. The Company has a distribution line in the area near the ignition point. The Company has to date found no evidence suggesting negligence on its part. Except for three minor claims for damage to personal property which were resolved, the Company has not, at this time, received any claims in connection with the fire. The Company will vigorously defend itself in the event any additional claims are asserted; however, at this time, it is unable to estimate the likelihood of an adverse outcome nor the amount or range of a potential loss in the event of an adverse outcome.

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

The Company will retain its interest in the Colstrip transmission line between Colstrip, Montana to Townsend, Montana, which is excluded from the transaction.

The transaction is subject to the satisfaction of customary closing conditions.

The Company does not expect this transaction to have a direct material impact on its financial results.

Agreement Between PSE and NorthWestern

AVISTA CORPORATION

In July 2024, PSE entered into an agreement with NorthWestern under which, PSE will transfer its 25 percent ownership in Colstrip Units 3 and 4 to NorthWestern. There is no monetary exchange included in the transaction. The transaction is scheduled to close on December 31, 2025.

Burnett et al. v. Talen et al.

Multiple property owners initiated a legal proceeding (titled Burnett et al. v. Talen et al.) in the Montana District Court for Rosebud County against Talen, PSE, PacifiCorp, PGE, Avista Corp., NorthWestern, and Westmoreland Rosebud Mining. The plaintiffs allege a failure to contain coal dust in connection with the operation of Colstrip, and seek unspecified damages. In March 2025, the parties reached an agreement to settle all claims in the matter for $1 million, with the majority of that amount being paid through insurance proceeds and the remainder by entities other than the owners of Colstrip.

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

Rathdrum, Idaho Natural Gas Incident

In October 2021, there was an incident in Rathdrum, Idaho involving the Company’s natural gas infrastructure. The incident occurred after a third party damaged those facilities during excavation work. The incident resulted in a fire which destroyed one residence and resulted in minor injuries to the occupants. In January 2023, the Company was served with a lawsuit filed in the District Court of Kootenai County, Idaho by one property owner, seeking unspecified damages. In February 2024, the Company received a second lawsuit filed by the owners of the adjacent property, seeking damages for personal injury and emotional distress from having witnessed the incident. The Company will vigorously defend itself in the legal proceedings; however, at this time, the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Complaint of Consumers for Independent Regional Transmission Planning for All FERC-Jurisdictional Transmission Facilities at 100kV and Above

In December 2024, the Company received notice of a complaint filed with the FERC by Consumers for Independent Regional Transmission Planning against all FERC-jurisdictional Transmission providers with local planning tariffs utilizing facilities at 100 kV and above, which includes the Company. The complaint alleges that the local transmission planning process allows individual transmission owners to plan FERC-jurisdictional transmission facilities without regard to whether that planning is the more efficient or cost-effective project for the interconnected grid and cost effective for customers. The Company intends to vigorously defend itself in this action; however, at this time, the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Other Contingencies

In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes any liability arising from these actions will not have a material impact on its financial condition, results of operations or cash flows. It is possible a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant. See "Note 22 of the Notes to Consolidated Financial Statements" in the 2024 Form 10-K for additional discussion regarding other contingencies.

AVISTA CORPORATION

NOTE 14. INFORMATION BY BUSINESS SEGMENTS

The business segment presentation reflects the information reviewed by the Company's Chief Operating Decision Maker (CODM, the Company's President and Chief Executive Officer). Such information is the basis for the analysis of segment performance and the allocation of resources. Performance is evaluated based on net income (loss) and variances of actual performance from the Company's budget and/or forecast when making decisions. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Avista Utilities' business is managed based on the total regulated utility operation; therefore, it is considered one segment. AEL&P is a separate reportable business segment since it has separate financial information and its operations and risks are sufficiently different from Avista Utilities and the other businesses at AERC that it cannot be aggregated with other operating segments. The Other category, which is not a reportable segment, includes other investments and operations of various subsidiaries, as well as certain other operations of Avista Capital. Decisions by the CODM are made in consultation with other members of management, as appropriate, and are subject to the general oversight and strategic direction of the Board of Directors.

The following table presents information for each of the Company’s business segments (dollars in millions):

	Reportable Segments
	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other Non-Reportable Segment Items	Eliminations (1)	Total
For the three months ended March 31, 2025:
Operating revenues	$604	$13	$617	$—	$—	$617
Resource costs	256	—	256	—	—	256
Other operating expenses	124	4	128	1	—	129
Depreciation and amortization	68	3	71	—	—	71
Interest income	3	—	3	—	(1)	2
Interest expense (2)	37	2	39	1	(1)	39
Other segment expenses (income) (3)	32	(2)	30	2	—	32
Income tax expense (benefit)	11	2	13	(1)	—	12
Net income (loss)	78	4	82	(3)	—	79
Capital expenditures (4)	100	3	103	—	—	103
For the three months ended March 31, 2024:
Operating revenues	$595	$14	$609	$—	$—	$609
Resource costs	293	1	294	—	—	294
Other operating expenses	107	4	111	—	—	111
Depreciation and amortization	65	3	68	—	—	68
Interest income	4	—	4	—	—	4
Interest expense (2)	36	1	37	1	—	38
Other segment expenses (income) (3)	30	—	30	(1)	—	29
Income tax expense	1	1	2	—	—	2
Net income	67	4	71	—	—	71
Capital expenditures (4)	117	2	119	—	—	119
Total Assets:
As of March 31, 2025:	$7,519	$285	$7,804	$192	$(30)	$7,966
As of December 31, 2024:	$7,494	$283	$7,777	$194	$(30)	$7,941
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of March 31, 2025, the related condensed consolidated statements of income and comprehensive income, cash flows and equity for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 6, 2025

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared in accordance with the SEC’s Regulation S-K for interim financial information and with the instructions to Form 10-Q. Accordingly, this MD&A does not contain the full detail or analysis, or the full discussion of trends and uncertainties, that are required to accompany financial statements for a full fiscal year and are contained in the Company's 2024 Form 10-K. Therefore, this MD&A should be read in conjunction with the Company's 2024 Form 10-K for full detail and analysis of the Company's financial condition, and results of operations, and a full discussion of trends and uncertainties that the Company faces.

Business Segments

Our business segments have not changed during the three months ended March 31, 2025. See the 2024 Form 10-K as well as “Note 14 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income (loss) for each of our business segments and the other businesses for the three months ended March 31 (dollars in millions):

	2025	2024
Avista Utilities	$78	$67
AEL&P	4	4
Other non-reportable segment loss	(3)	—
Net income	$79	$71

Executive Overview

Overall Results

Net income for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024, primarily due to the effects of general rate cases. These increases in earnings from general rate cases were partially offset by expected increases in operating expenses, depreciation and amortization expense, income taxes and losses recognized at our other businesses.

More detailed explanations of the fluctuations in revenues and expenses are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this summary.

Tariffs on Imports

The President of the United States of America has imposed tariffs on certain imported goods and has announced plans to impose tariffs on others. The imposition of tariffs would impact the cost of other equipment and materials that are critical to our business, increasing capital and operating expenses, and could create supply chain disruptions. The tariffs have not had a material impact on our operations or financial performance to date. At this time, we are unable to reasonably estimate the effects of the tariffs, and have not made any adjustments to our capital or operating budget to account for increased costs resulting from tariffs.

We import a significant amount of natural gas from Canada, both to serve our retail natural gas customers and as fuel for electric generation. We do not expect these imports to be impacted by the current trade tariffs as they are covered by the U.S.-Mexico-Canada Agreement, but the future of trade tariffs on energy commodity imports is uncertain. The impact of an increase in resource costs on our results of operations (directly or indirectly resulting from tariffs) would be substantially mitigated by various deferral and recovery mechanisms (ERM, PCA, and PGAs), but there could be an immediate impact on our cash flow.

We are closely monitoring the impacts of tariffs and the potential impact they may have on our results of operations, financial condition and cash flows.

AVISTA CORPORATION

Resource Adequacy and 2025 IRP

Our 2025 electric IRP was filed with the WUTC and IPUC in December 2024. While the IRP is subject to change from time to time due to changing circumstances, assumptions and projections, given the exit of Colstrip (222 MW) from our system by December 31, 2025 and the expected retirement of the Northeast combustion turbine (65 MW) in 2030, our preferred resource strategy includes the addition of approximately 490 MW of generating capacity by 2030 and a total addition of approximately 950 MW through 2035. We believe the additional capacity would likely consist primarily of wind resources and a natural gas combustion turbine. The new capacity would likely be a combination of resources owned by the Company and resources committed under PPAs, to be determined on a case-by-case basis depending upon financial, tax and regulatory considerations.

We also expect expanded transmission infrastructure will provide access to additional resources and improve reliability in our region. In November 2024, we signed a non-binding memorandum of understanding to join the North Plains Connector transmission line project, constructing a transmission line from Bismarck, North Dakota to Colstrip, Montana.

For 2025, we expect generation at our hydro facilities to be approximately 92 percent of normal.

Regulatory Lag

Regulatory “lag” is inherent in utility ratemaking; a result of the delay between the investment in utility plant and/or the increase in costs and the receipt of an order of a public utility commission authorizing an increase in rates sufficient to recover such investment or costs. Regulatory lag can be mitigated to some extent by the incorporation of reasonably expected forward-looking information into an authorization of increased rates. However, there is no protection against unexpected inflation and increased interest rates, as experienced in 2022 and 2023. Increased costs associated with tariffs as discussed above could result in additional regulatory lag. See “Regulatory Matters” for additional discussion of the general rate cases.

Regulatory Matters

General Rate Cases

We regularly review the need for electric and natural gas rate changes in each state in which we provide service. We expect to continue to file for rate adjustments to:

•
seek recovery of operating costs and capital investments, and
•
seek the opportunity to earn reasonable returns as allowed by regulators.

With regard to the timing and plans for future filings, the assessment of our need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors including, but not limited to, in-service dates of major capital investments and the timing of changes in major revenue and expense items.

Avista Utilities

Washington General Rate Cases

2024 General Rate Cases

In December 2024, the WUTC issued orders related to our multi-year electric and natural gas general rate cases filed with the WUTC in January 2024.

The approved rates within the orders are designed to increase annual electric base revenues by $12 million (or 2.0 percent), effective January 1, 2025 (Rate Year 1), and $44 million (or 7.5 percent) for Rate Year 2. The difference in approved rates for Rate Year 1 and those included in our original request of $77 million is primarily due to a $56 million decrease in power supply costs compared to those set forth in the original request, and also due to a lower approved return on equity than requested. The Rate Year 2 increase represents the effective increase to customers resulting from the $69 million approved in the order, partially offset by a $25 million decrease due to the expiration of a separate tariff in effect during Rate Year 1 to collect remaining Colstrip expenses by December 31, 2025 (see further discussion below).

AVISTA CORPORATION

The approved rates are also designed to increase annual natural gas base revenues by $14 million (or 11.2 percent), effective January 1, 2025, and $4 million (or 2.8 percent) for Rate Year 2.

The WUTC approved an ROE of 9.8 percent, based on a common equity ratio of 48.5 percent, and an ROR of 7.32 percent.

The WUTC did not approve our request to modify the ERM under which differences between actual net power supply costs and the amount reflected in base retail customer rates are tracked. Based on our forecast energy commodity costs in 2025 and 2026, we expect actual net power supply costs to exceed the level included in base rates. We plan to continue to address how net power supply costs are set in base rates in future regulatory proceedings.

The Commission continued its support for important recovery mechanisms such as wildfire and insurance balancing accounts, and decoupling.

Colstrip Tariff

In 2019, the Washington State Legislature passed the CETA, which, among other things, requires costs associated with coal-fired generation facilities to be removed from rates no later than December 31, 2025. The WUTC order approving the settlement of the 2022 general rate cases, required us to establish a tracker for our Colstrip-related costs, including operating and maintenance expense, depreciation and amortization expense, and a return on rate base. In October 2024, we filed a cost recovery tariff seeking to recover the costs associated with our ownership of Colstrip in 2025. In the filing, we requested an increase in annual Colstrip tariff revenues of $19 million – from $24 million in 2024 to $43 million in 2025, effective January 1, 2025. In its review, WUTC Staff raised three concerns related to (1) whether forecasted 2025 investments are allowed in rates; (2) whether the capital investment included in the filing will be used and useful for customers prior to the end of 2025; and (3) one major capital investment that will not be in service until 2027. In December 2024, the WUTC allowed our filed tariff to go into effect, but set the rates as subject to refund. The WUTC set the matter for adjudication in 2025, but also ordered us, WUTC Staff, and other interested parties to meet and resolve the issues. On March 6, 2025, the Commission held a prehearing conference for purposes of setting a procedural schedule. The issued schedule calls for a process that results in an Evidentiary Hearing on October 3, 2025, and a final order by the end of 2025.

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

2025 General Rate Cases

In January 2025, we filed multi-year electric and natural gas general rate cases with the IPUC. If approved, new rates would be effective in September 2025 and September 2026. The proposed rates are designed to increase annual base electric revenues by $43 million, or 14.0 percent, effective in September 2025, and $18 million, or 5.0 percent, effective in September 2026. For natural gas, the proposed rates are designed to increase annual base natural gas revenues by $9 million, or 17.7 percent, effective September 2025, and $1 million, or 1.7 percent, effective September 2026. The proposed electric and natural gas revenue increase requests are based on an ROR of 7.68 percent, with a common equity ratio of 50 percent and an ROE of 10.4 percent. Ongoing capital infrastructure investment (including replacement of wood poles and natural gas distribution pipe, continued investment in the wildfire resiliency plan, and technology) and increases in operations, maintenance, and power supply costs are the main drivers of the proposed increases. The IPUC has up to nine months to review the general rate case filings and issue a decision.

AVISTA CORPORATION

Oregon General Rate Case

2024 General Rate Case

In March 2025, we reached an all-party settlement agreement, which has been submitted to the OPUC for its consideration.

If approved, the settlement agreement is designed to increase annual base revenues by $4 million, or 5.0 percent, effective in September 2025. The settlement is based on an ROE of 9.5 percent with a common equity ratio of 50 percent and an ROR of 7.22 percent.

To mitigate the overall impact of the revenue increases on customers, $5 million of tax customer credits will be accelerated and returned to customers over a three-year period.

Avista Utilities

Purchased Gas Adjustments, Power Cost Deferrals and Decoupling Mechanisms

See our 2024 Form 10-K for discussion of the various regulatory recovery mechanisms in each of our jurisdictions.

In March 2025, we filed to recover $32 million of the ERM deferred surcharge balance in Washington which, if approved by the WUTC, would be recovered over one year starting July 1, 2025.

Results of Operations - Overall

The following provides an overview of changes in our Condensed Consolidated Statements of Income and Comprehensive Income. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this section.

The balances included below for utility operations reconcile to the Condensed Consolidated Statements of Income and Comprehensive Income.

AVISTA CORPORATION

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following graph shows the total change in net income for the first quarter of 2025 compared to the first quarter of 2024, as well as the factors that caused such change (dollars in millions):

Utility revenues increased as a result of the effects of general rate cases and customer growth, partially offset by decreased wholesale revenues associated with decreased commodity prices.

Utility resource costs decreased primarily due to decreased commodity prices, as well as lower authorized resource costs in our Washington GRC that went into effect in December 2024. These were partially offset by increased purchased volumes of power and natural gas, as well as increased amortizations of previously deferred costs compared to the first quarter of 2024.

Utility operating expenses increased due to increased employee salaries and benefits costs, as well as thermal generation costs. There were also increases in amortizations and base levels of wildfire mitigation and insurance costs, with corresponding increases to revenue which result in no impact to earnings.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax expense increased primarily due to the decrease in tax customer credits, which offset a portion of the bill impact of rate increases included in our prior general rate cases. Income tax expense also increased due to increased pre-tax net income compared to the prior year. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

The decrease in earnings related to other is primarily due to net investment losses recorded in the first quarter of 2025, as well as decreased interest income associated with decreased regulatory deferral balances outstanding during the period.

Non-GAAP Financial Measures

The following discussion for Avista Utilities includes two financial measures considered “non-GAAP financial measures”: electric utility margin and natural gas utility margin.

Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flows that excludes (or includes) amounts included (excluded) in the most directly comparable measure calculated and presented in accordance with GAAP. Electric utility margin is electric operating revenues less electric resource costs, while natural gas utility margin is natural gas operating revenues less natural gas resource costs. The most directly comparable GAAP financial measure to

AVISTA CORPORATION

electric and natural gas utility margin is utility operating revenues as presented in "Note 14 of the Notes to Condensed Consolidated Financial Statements."

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

Results of Operations - Avista Utilities

Resource Optimization

We engage in resource optimization, which involves the selection from available energy resources to serve our load obligations and the use of these resources to capture economic value through wholesale market transactions, which is ultimately intended to lower net power and natural gas supply costs. Our resource optimization transactions can take the form of physical sales and purchases of electric capacity and energy and fuel for electric generation, purchases and sales of natural gas to optimize use of pipeline and storage capacity, as well as financial derivative contracts related to capacity, energy, fuel and fuel transportation. See our 2024 Form 10-K for further discussion of our optimization activities.

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

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended March 31, 2025 and 2024:

	Electric Customers		Natural Gas Customers
	2025	2024	2025	2024
Residential	374,849	370,786	345,712	343,826
Commercial	45,578	44,529	37,397	37,480
Interruptible	—	—	52	48
Industrial	1,152	1,183	183	185
Public street and highway lighting	718	702	—	—
Total retail customers	422,297	417,200	383,344	381,539

AVISTA CORPORATION

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31, 2025 and 2024 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $1 million and $2 million for the three months ended March 31, 2025 and 2024, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the three months ended March 31 (dollars in millions):

	Electric Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$(7)	$(6)
Amortization of prior year decoupling deferrals (b)	—	8
Total electric decoupling revenue	$(7)	$2
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

Total electric revenues decreased $4 million for the first quarter of 2025 as compared to the first quarter of 2024. The primary changes that occurred during the period were as follows:

•
A $40 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $27 million), and an increase in MWhs sold (increased revenues by $13 million).
o
Retail rates increased mainly due to the effects of our general rate cases.
o
Retail sales volumes increased primarily due to customer and load growth. First quarter 2025 heating degree days in Spokane increased 6 percent compared to the first quarter of 2024.
•
A $34 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $28 million), and a decrease in sales volumes (decreased revenues $6 million). The change in volumes was due to decreased opportunities to optimize our generation assets based on market conditions.
•
A $9 million decrease in electric decoupling revenue, primarily due to decreased amortizations of prior year rebate balances.
•
A $1 million decrease in other electric revenues primarily resulting from decreased transmission revenues.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended March 31, 2025 and 2024 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $3 million and $4 million for the three months ended March 31, 2025 and 2024, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the three months ended March 31 (dollars in millions):

	Natural Gas Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$1	$2
Amortization of prior year decoupling deferrals (b)	(2)	(1)
Total natural gas decoupling revenue	$(1)	$1
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

Total natural gas revenues increased $10 million for the first quarter of 2025 as compared to the first quarter of 2024. The primary changes that occurred during the period were as follows:

•
A $7 million decrease in natural gas retail revenues (including industrial, which is included in other) due to a decrease in retail rates (decreased revenues $15 million), partially offset by increased sales volumes (increased revenues $8 million).
o
Retail rates decreased mainly due to PGA rate decreases (which do not impact utility margin), partially offset by the effects of our general rate cases and net rate increases associated with the CCA.
o
The increase in sales volumes was primarily due to a 3 percent increase in residential usage and a 4 percent increase in commercial usage resulting from colder weather.
•
A $5 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $8 million), partially offset by an increase in sales volumes (increased revenues $3 million). The increase in volumes was related to increased optimization opportunities.
•
A $2 million decrease in natural gas decoupling revenues due to increased amortization of prior year surcharge balances and decreased surcharge deferrals in the current year.
•
A $24 million increase in other gas revenues primarily due to the amortization of previously deferred revenues associated with the sale of CCA emissions credits. We amortize as the revenues are passed to customers through decreases in retail rates. The increase in other revenues was offset by decreased retail rates, resulting in no impact to utility margin.

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the three months ended March 31, 2025 and 2024 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $3 million and $4 million for the three months ended March 31, 2025 and 2024, respectively.

Total electric resource costs decreased $40 million for the first quarter of 2025 as compared to the first quarter of 2024. The primary changes that occurred during the period were as follows:

•
A $27 million decrease in power purchased due to a decrease in wholesale prices (decreased costs $35 million), partially offset by an increase in the volume of power purchases (increased costs $8 million). Prices during the first quarter of 2024 were elevated due to extreme cold temperatures in our region that created capacity constraints.
•
An $11 million decrease in fuel for generation. This was due to a decrease in fuel prices, as well as a decrease in thermal generation compared to the first quarter of 2024.
•
A $2 million decrease in other electric resource costs, primarily related to an increase in deferred costs, as well as a decrease in the amortization of previously deferred costs.

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for the three months ended March 31, 2025 and 2024 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $1 million and $2 million for the three months ended March 31, 2025 and 2024, respectively.

Total natural gas resource costs increased $2 million for the first quarter of 2025 as compared to the first quarter of 2024 primarily due to the following:

•
A $17 million decrease in natural gas purchased due to a decrease in the price of natural gas (decreased costs $23 million), partially offset by an increase in volumes (increased costs $6 million).
•
A $19 million increase in other costs primarily related to the amortization of costs associated with the CCA that were recovered from customers, resulting in no impact to utility margin. This was partially offset by a decrease in amortizations of previously deferred costs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 14 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Electric		Natural Gas		Intracompany		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$363	$367	$244	$234	$(4)	$(6)	$603	$595
Resource costs	126	166	134	132	(4)	(6)	256	292
Utility margin	$237	$201	$110	$102	$—	$—	$347	$303

Electric utility margin increased $36 million primarily due to the effects of our general rate cases and customer growth. Natural gas utility margin increased $8 million primarily due to the effects of our general rate cases.

In the first quarter of 2025, we had a $7 million pre-tax expense under the ERM in Washington, compared to a $6 million pre-tax expense for the first quarter of 2024.

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

Results of Operations - Alaska Electric Light and Power Company

Net income for AEL&P remained consistent at $4 million for the three months ended March 31, 2025 and 2024.

Results of Operations - Other Businesses

Our other businesses had a net loss of $3 million for the three months ended March 31, 2025 compared to $0 million for the three months ended March 31, 2024.

The fluctuation in results is primarily related to higher net investment losses due to changes in fair value and recognizing our portion of equity investment losses.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our condensed consolidated financial statements and thus, actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2024 Form 10-K and have not changed materially.

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the three months ended March 31, 2025. See the 2024 Form 10-K for further discussion.

As of March 31, 2025, we had $221 million of available liquidity under the Avista Corp. committed line of credit, $40 million of available liquidity under our letter of credit facility, and $12 million under the AEL&P committed line of credit. With our existing credit facilities and the expected issuances of common stock and long-term debt within the next year, we believe we have adequate liquidity to meet our needs for the next 12 months.

Review of Condensed Consolidated Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $184 million for the three months ended March 31, 2025, compared to $190 million for the three months ended March 31, 2024. A decrease of $41 million is associated with net power and natural gas cost deferrals and amortizations. In 2024, amortizations of previously deferred costs were higher compared to 2025. The change in other current assets also decreased operating cash flows by $42 million compared to the prior year, which is associated with increased balances for insurance proceeds receivable, prepayments, and notes receivable. These decreases were partially offset by an increase of $31 million related to the change in other regulatory asset and liability balances, including the impacts of amortization and deferral activity associated with the CCA.

Investing Activities

Net cash used in investing activities was $103 million for the three months ended March 31, 2025, compared to $118 million for the three months ended March 31, 2024. We paid $103 million for utility capital expenditures in 2025, compared to $119 million in 2024.

AVISTA CORPORATION

Financing Activities

Net cash used in financing activities was $94 million for the three months ended March 31, 2025, compared to $95 million for the three months ended March 31, 2024. We decreased our short-term borrowings by $67 million in the three months ended March 31, 2025, compared to $54 million in the three months ended March 31, 2024. In addition, we issued $16 million of common stock and paid $40 million in dividends in the three months ended March 31, 2025, compared to no issued common stock and paying $38 million in dividends in 2024.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025		December 31, 2024
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$12	0.2%	$8	0.1%
Short-term borrowings	287	5.0%	354	6.2%
Long-term debt to affiliated trusts	52	0.9%	52	0.9%
Long-term debt and leases	2,707	47.5%	2,711	47.4%
Total debt	3,058	53.6%	3,125	54.7%
Total shareholders’ equity	2,649	46.4%	2,591	45.3%
Total	$5,707	100.0%	$5,716	100.0%

Our shareholders’ equity increased $58 million during the first quarter of 2025 primarily due to net income and the issuance of common stock, which was partially offset by dividends paid.

Short Term Borrowings

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $500 million and an expiration date of June 2028, with the option to extend for an additional year (subject to customary conditions).

We also have a continuing letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

The following table summarizes the balances outstanding and available liquidity as of March 31, 2025 (dollars in millions):

	Amount of Facility	Borrowings Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of Credit expiring June 2028	$500	$274	$5	$221
Letter of Credit Facility	50	N/A	10	40
Total	$550	$274	$15	$261
(1)
Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenant and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant

AVISTA CORPORATION

which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2025, we complied with this covenant with a ratio of 53.6 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the three months ended March 31 (dollars in millions):

	2025	2024
$500 million line of credit, expiring June 2028
Maximum balance outstanding during the period	$366	$349
Average balance outstanding during the period	$322	$319
Average interest rate during the period	5.44%	6.46%
Average interest rate at end of the period	5.42%	6.50%

AEL&P

AEL&P has a $25 million committed line of credit that expires in June 2028. As of March 31, 2025, there was $13 million outstanding under this committed line of credit, and $12 million of available liquidity.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of March 31, 2025, AEL&P complied with this covenant with a ratio of 49.0 percent.

As of March 31, 2025, Avista Corp. and its subsidiaries complied with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding our short-term borrowing arrangements.

Liquidity Expectations

We expect to issue $80 million of common stock in 2025 (including $16 million issued through March 31, 2025). We expect to issue $120 million of long-term debt in 2025.

Capital Expenditures

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure, and expect Avista Utilities' capital expenditures to be about $525 million in 2025. We expect Avista Utilities' capital expenditures to be $575 million in 2026, and $600 million in 2027. These planned capital expenditures are subject to continuing review and adjustments, and do not include expenditures for additional generation or transmission facilities that are contemplated in our IRP but have not been specifically identified and approved. See the 2024 Form 10-K for further information on our expected capital expenditures.

Pension Plan

Avista Utilities

In the three months ended March 31, 2025, we contributed $3 million to the pension plan and expect contributions to total $10 million in 2025. We expect to contribute a total of $40 million to the pension plan in the period 2026 through 2029, with an annual contribution of $10 million.

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

AVISTA CORPORATION

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the three months ended March 31, 2025 except as follows:

Washington State Building Codes

In April 2022, the Washington State Building Code Council (SBCC) approved a revised energy code requiring most new commercial buildings and large multifamily buildings to install all-electric space heating. An amendment to the code allows for natural gas to supplement electric heat pumps. In addition, in November 2022, the SBCC approved new building and energy codes for residential housing, requiring new residential buildings in Washington to use electricity as the primary heat source. These building codes have been subject to various legal challenges, as discussed in our 2024 Form 10-K.

In November 2024, Washington voters approved Initiative 2066, which would prohibit state and local governments from restricting access to natural gas, prohibit the SBCC from discouraging or penalizing the use of natural gas, and prohibit the WUTC from approving any multi-year rate plan that requires or incentivizes natural gas companies to terminate or limit natural gas service. In March 2025, a Washington state court held that the Initiative violates the “single subject rule” and is invalid. That decision has been appealed and the appeal remains pending.

Over time, the building code changes would likely have an adverse impact on our natural gas business and natural gas customers but could also have a positive effect on our electric business. While we are in the process of studying the implications of the changes on our business, at this time, we are not able to quantify the likely net effect, positive or negative, on our overall results of operations over the long term. However, the changes would clearly require that additional generating capacity be available to utilities and customers in Washington state.

EPA Regulations for Power Plants

On April 25, 2024, the EPA released a package of final regulations addressed to electric generation facilities as further described in our 2024 Form 10-K.

These rules potentially fall within the scope of a number of Presidential executive orders that have been issued, which are discussed in more detail under “2025 Presidential Executive Action” below. In addition, a substantial number of legal challenges have been filed regarding these rules, and those lawsuits remain pending. At the same time, we continue to analyze each of these rules to assess the impact, if any, they may have on our existing generating units, including Colstrip and/or our natural gas fired generating units. To the extent there are any additional costs associated with compliance, we will seek to recover those costs through the ratemaking process.

2025 Presidential Executive Action

Since taking office, the U.S. President's Administration has issued a multitude of Executive Orders directed towards national energy resources and development. These include, actions to:

•
immediately pause the disbursement of funds appropriated through the Inflation Reduction Act of 2022 or the Infrastructure and Jobs Act;
•
require agency review of regulations, programs and executive orders that might limit the development or use of domestic energy resources such as oil, natural gas, coal and nuclear;
•
revoke the prior Administration’s Executive Orders on climate policy;
•
require agency review of regulations, programs and executive orders that limit consumer choice for vehicles and appliances;
•
require review of the 2009 EPA endangerment finding for greenhouse gasses under the Clean Air Act;
•
direct the EPA to revise or eliminate the use of a social cost of carbon in federal decision-making;
•
declare a national emergency to expedite the development of energy infrastructure;

AVISTA CORPORATION

•
direct emergency action under section 202(c) of the Federal Power Act by streamlining and expediting the approval of orders allowing electric generation resources to operate at maximum capacity during times of anticipated grid failure;
•
grant a two-year exemption from the EPA’s MATS rule for certain stationary sources, including Colstrip, citing the lack of commercially viable emissions-control technology needed to meet the rules 2027 compliance deadline; and
•
directs the United States Attorney General to identify and act against state and local laws that burden domestic energy production and may be unconstitutional, preempted by federal law, or otherwise unlawful, particularly those tied to climate change, carbon penalties or carbon cap and trade programs, and Environmental, Social and Governance policies.

Some of these Executive Orders are the subject of legal challenges and/or are the subject of federal court injunctions, either in whole or in part. We are assessing potential impacts, opportunities and risks that may arise from these and other executive actions that may be taken by the Administration. To the extent that any action taken by the Administration results in increased costs for our business, we will seek to recover those costs through the rate-making process.

See the 2024 Form 10-K for further discussion of our environmental issues and contingencies.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2024 Form 10-K and have not materially changed during the three months ended March 31, 2025. See the 2024 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the three months ended March 31, 2025. Refer to the 2024 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2024.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of March 31, 2025 and December 31, 2024 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

Under the terms of interest rate swap derivatives, we may be required to post cash or letters of credit as collateral depending on fluctuations in the fair value of the instrument. A downgrade in our credit ratings could further impact the amount of collateral required. See “Credit Ratings” in the 2024 Form 10-K for further information. As of March 31, 2025, we had interest rate swap derivatives outstanding with a notional amount totaling $10 million and we had no cash deposited as collateral and no letters of credit outstanding for these interest rate swap derivatives. If our credit ratings were lowered to below “investment grade” based on our interest rate swap derivatives outstanding at March 31, 2025, the amounts we would be required to post for additional collateral are immaterial.

AVISTA CORPORATION

As of March 31, 2025, we had cash deposited as collateral of $2 million and letters of credit of $10 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” in the 2024 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at March 31, 2025 (including contracts considered derivatives and those considered non-derivatives), we would potentially be required to post the following additional collateral (dollars in millions):

March 31, 2025
Additional collateral taking into account contractual thresholds	$18
Additional collateral without contractual thresholds	37

Energy Commodity Risk

Our energy commodity risks have not materially changed during the three months ended March 31, 2025. See the 2024 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2025 expected to be delivered in each respective year (dollars in millions). There are no expected deliveries of energy commodity derivatives after 2028.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2025	$—	$—	$(6)	$(2)	$6	$11	$(2)	$1
2026	—	—	(4)	(1)	—	—	(5)	—
2027	—	—	(1)	—	—	—	(4)	—
2028	—	—	—	—	—	—	(3)	—

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2024 expected to be delivered in each respective year (dollars in millions). There were no expected deliveries of energy commodity derivatives after 2027.

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

AVISTA CORPORATION

Future Resource Needs

2025 Natural Gas Integrated Resource Plan (IRP)

In March 2025, we filed our 2025 Natural Gas IRP with the WUTC, the IPUC and the OPUC. The IRP outlines a preferred resource portfolio which is designed to meet the forecast for system energy demand and comply with emissions legislation over the next 20 years. We regard the IRP as a tool for resource evaluation, rather than an acquisition plan for a particular project.

Highlights of the 2025 Natural Gas IRP include the following expectations and/or assumptions:

•
Customer usage estimates are increasingly difficult to forecast due to the variety of rules and codes passed by Oregon, Washington, and federal administrations. The Washington building codes are assumed to remain in effect.
•
The IRP focuses on greenhouse gas emissions compliance program constraints of the CCA in Washington and the CPP in Oregon.
•
The Oregon preferred resource strategy assumes the utilization of renewable natural gas resources and energy efficiency investments, as well as emissions reductions after 2029 and carbon capture starting in 2035 as the primary tools to meet customer energy needs and comply with the CPP program requirements.
•
The Washington preferred resource strategy assumes the utilization of conventional natural gas and energy efficiency, along with allowance offsets that are provided by the state or purchased by the Company and emissions reductions to meet the requirements under the CCA.
•
The state of Idaho currently does not have any greenhouse gas emissions reduction policies, and as such the preferred resource strategy continues to utilize natural gas from existing access to supply basins, and our existing storage.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2025.

There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AVISTA CORPORATION

PART II. Other Information

Item 1. Legal Proceedings

See “Note 13 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Refer to the 2024 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2024 Form 10-K.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

AVISTA CORPORATION

Item 6. Exhibits

4	Description of Common Stock (1)

15	Letter Re: Unaudited Interim Financial Information (1)

31.1	Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)

31.2	Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (1)

32	Certification of Corporate Officers (Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (2)

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its inline XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

(1)	Filed herewith.
(2)	Furnished herewith.

AVISTA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA CORPORATION
(Registrant)

Date:	May 6, 2025	/s/ Kevin J. Christie
Kevin J. Christie
Senior Vice President, Chief Financial Officer, Treasurer and Regulatory Affairs Officer (Principal Financial Officer)