Form 10-Q
period 2025-06-30
AVISTA CORP
filed 2025-08-06
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025 OR

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

As of July 31, 2025, 81,110,750 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

The measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures)

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in millions, except per share amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues:
Utility revenues, exclusive of alternative revenue programs	$399	$386	$1,024	$992
Alternative revenue programs	12	16	4	19
Total operating revenues	411	402	1,028	1,011
Operating Expenses:
Utility operating expenses:
Resource costs	130	144	386	437
Other operating expenses	124	109	252	221
Depreciation and amortization	72	68	143	136
Taxes other than income taxes	28	26	64	61
Non-utility operating expenses	—	—	1	1
Total operating expenses	354	347	846	856
Income from operations	57	55	182	155
Interest expense	37	36	75	73
Interest expense to affiliated trusts	—	1	1	1
Capitalized interest	(1)	(1)	(3)	(2)
Other expense (income)-net	6	(5)	3	(14)
Income before income taxes	15	24	106	97
Income tax expense	1	1	13	3
Net income and Comprehensive income	$14	$23	$93	$94
Weighted-average common shares outstanding (thousands), basic	80,715	78,390	80,466	78,276
Weighted-average common shares outstanding (thousands), diluted	80,774	78,456	80,542	78,333

Earnings per common share:
Basic	$0.17	$0.29	$1.15	$1.20
Diluted	$0.17	$0.29	$1.15	$1.20

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in millions

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets:
Current Assets:
Cash and cash equivalents	$9	$30
Accounts receivable-less allowances of $5	170	205
Inventory	216	193
Regulatory assets	122	137
Other current assets	150	91
Total current assets	667	656
Net utility property	6,133	5,987
Goodwill	52	52
Non-current regulatory assets	851	847
Other property and investments-net and other non-current assets	362	399
Total assets	$8,065	$7,941
Liabilities and Equity:
Current Liabilities:
Accounts payable	$111	$125
Short-term borrowings	270	354
Regulatory liabilities	108	108
Other current liabilities	179	184
Total current liabilities	668	771
Long-term debt	2,749	2,614
Long-term debt to affiliated trusts	52	52
Pensions and other postretirement benefits	72	75
Deferred income taxes	757	751
Non-current regulatory liabilities	843	834
Other non-current liabilities and deferred credits	279	253
Total liabilities	5,420	5,350
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000 shares authorized; 81,109 and 80,039 shares issued and outstanding, respectively (shares in thousands)	1,760	1,720
Retained earnings	885	871
Total shareholders’ equity	2,645	2,591
Total liabilities and equity	$8,065	$7,941

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Six Months Ended June 30

Dollars in millions

(Unaudited)

	2025	2024
Operating Activities:
Net income	$93	$94
Non-cash items included in net income:
Depreciation and amortization	143	136
Deferred income tax provision	(5)	(23)
Power and natural gas cost deferrals, net	(6)	75
Amortization of debt expense	1	1
Stock-based compensation expense	7	6
Equity-related AFUDC	(5)	(4)
Pension and other postretirement benefit expense	7	6
Other regulatory assets and liabilities	30	(14)
Other deferred debits and credits	33	22
Change in decoupling regulatory deferral	(4)	(19)
Realized and unrealized losses on assets	13	—
Other	—	2
Contributions to defined benefit pension plan	(7)	(7)
Cash received for settlement of interest rate swap agreements	—	4
Changes in certain current assets and liabilities:
Accounts and notes receivable	28	60
Inventory	(24)	(15)
Collateral for derivative instruments	(1)	19
Income taxes receivable	(3)	21
Other current assets	(44)	—
Accounts payable	(19)	(34)
Other current liabilities	(13)	(13)
Net cash provided by operating activities	224	317

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(246)	(251)
Investments made in equity and property	(3)	(5)
Other	1	2
Net cash used in investing activities	(248)	(254)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Six Months Ended June 30

Dollars in millions

(Unaudited)

	2025	2024
Financing Activities:
Net increase (decrease) in short-term borrowings	$51	$(105)
Proceeds from issuance of long-term debt	—	84
Maturity of long-term debt and finance leases	(2)	(2)
Issuance of common stock, net of issuance costs	35	18
Cash dividends paid	(79)	(75)
Other	(2)	(3)
Net cash provided by (used in) financing activities	3	(83)

Net decrease in cash and cash equivalents	(21)	(20)

Cash and cash equivalents at beginning of period	30	35

Cash and cash equivalents at end of period	$9	$15

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in millions, except per share amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock, Shares (in thousands):
Shares outstanding at beginning of period	80,561	78,187	80,039	78,075
Shares issued	548	515	1,070	627
Shares outstanding at end of period	81,109	78,702	81,109	78,702
Common Stock, Amount:
Balance at beginning of period	$1,737	$1,645	$1,720	$1,644
Equity compensation expense	4	4	7	6
Issuance of common stock, net of issuance costs	19	17	35	18
Payment of minimum tax withholdings for share-based payment awards	—	—	(2)	(2)
Balance at end of period	1,760	1,666	1,760	1,666
Retained Earnings:
Balance at beginning of period	912	875	871	841
Net income	14	23	93	94
Dividends on common stock	(41)	(37)	(79)	(74)
Balance at end of period	885	861	885	861
Total equity	$2,645	$2,527	$2,645	$2,527
Dividends declared per common share	$0.490	$0.475	$0.980	$0.950

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended June 30, 2025 and June 30, 2024 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income and Comprehensive Income for the interim periods are not necessarily indicative of the results expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).

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

AVISTA CORPORATION

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

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, fuel stock and stored natural gas are recorded at average cost and consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30,	December 31,
	2025	2024
Materials and supplies	$101	$99
Emission allowances	102	79
Stored natural gas	7	10
Fuel stock	6	5
Total	$216	$193

Other Current Assets

Other current assets consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30,	December 31,
	2025	2024
Prepayments	$55	$37
Income taxes receivable	35	32
Insurance proceeds receivable	22	—
Derivative assets net of collateral	3	11
Collateral posted for derivative instruments after netting with outstanding derivatives	12	—
Notes receivable	9	—
Other	14	11
Total	$150	$91

Net Utility Property

Net utility property, which is recorded at original cost, net of accumulated depreciation, consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30,	December 31,
	2025	2024
Utility plant in service	$8,365	$8,180
Construction work in progress	274	238
Total	8,639	8,418
Less: Accumulated depreciation and amortization	2,506	2,431
Total	$6,133	$5,987

AVISTA CORPORATION

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30,	December 31,
	2025	2024
Equity investments	$146	$157
Operating lease ROU assets	65	66
Finance lease ROU assets	31	33
Non-utility property	14	33
Notes receivable	10	16
Long-term prepaid license fees	14	18
Pension asset	39	35
Investment in affiliated trust	12	12
Deferred compensation assets	9	9
Other	22	20
Total	$362	$399

Other Current Liabilities

Other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025	December 31, 2024
Accrued taxes other than income taxes	$26	$34
Derivative liabilities net of collateral	22	14
Employee paid time off accruals	36	32
Accrued interest	24	24
Pensions and other postretirement benefits	15	15
Other	56	65
Total	$179	$184

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025	December 31, 2024
Operating lease liabilities	$63	$62
Finance lease liabilities	34	35
Deferred investment tax credits	28	28
Climate Commitment Act obligations	106	77
Asset retirement obligations	16	18
Derivative liabilities net of collateral	11	12
Other	21	21
Total	$279	$253

AVISTA CORPORATION

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025		December 31, 2024
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$30	$14	$27	$14
Deferred Climate Commitment Act costs	19	—	50	—
Deferred power costs	17	29	9	27
Decoupling surcharge	17	13	12	12
Income tax related assets	—	246	—	246
Pension and other postretirement benefit plans	—	104	—	106
Interest rate swaps	—	169	—	172
AFUDC above FERC allowed rate	—	49	—	49
Settlement with Coeur d'Alene Tribe	—	35	—	36
Advanced meter infrastructure	—	25	—	26
Utility plant abandoned	3	38	4	38
COVID-19 deferrals	—	9	—	12
Demand side management programs	—	44	—	38
Other regulatory assets	36	76	35	71
Total regulatory assets	$122	$851	$137	$847
Regulatory Liabilities
Other income tax related liabilities	$6	$56	$5	$59
Excess deferred income taxes	14	273	14	279
Deferred Climate Commitment Act revenues	31	—	44	—
Deferred power costs	9	3	8	6
Deferred natural gas costs	34	—	25	—
Decoupling rebate	—	6	4	—
Utility plant retirement costs	—	464	—	448
Interest rate swaps	—	23	—	24
COVID-19 deferrals	—	7	—	10
Other regulatory liabilities	14	11	8	8
Total regulatory liabilities	$108	$843	$108	$834

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

Alternative Revenue Programs (Decoupling)

Alternative revenue programs are contracts between an entity and a regulator of utilities, not a contract between an entity and a customer. GAAP requires the presentation of revenue arising from alternative revenue programs separately from revenues arising from contracts with customers on the Condensed Consolidated Statements of Income and Comprehensive Income. The Company's decoupling mechanisms (also known as a FCA in Idaho) qualify as alternative revenue programs. Decoupling revenue deferrals are recognized in the Condensed Consolidated Statements of Income and Comprehensive Income during the period they occur (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage), subject to certain limitations, and a regulatory asset or liability is established which will be surcharged or rebated to customers in future periods. GAAP requires that for an alternative revenue program, like decoupling, the revenue must be expected to be collected from customers within 24 months of the deferral to qualify for recognition in the Condensed Consolidated Statements of Income and Comprehensive Income. Amounts included in the Company's decoupling program that are not expected to be collected from customers within 24 months are not recorded in the financial statements until the period in which revenue recognition criteria are met. The amounts expected to be collected from customers within 24 months represent an estimate made by the Company on an ongoing basis due to it being based on the volumes of electric and natural gas sold to customers on a go-forward basis.

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

Utility-related taxes included in revenue from contracts with customers were as follows for the three and six months ended June 30 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Utility-related taxes	$18	$17	$45	$44

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement where the customer makes payments throughout the year. As of June 30, 2025, the Company estimates it had unsatisfied capacity performance obligations of $30 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and six months ended June 30 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Avista Utilities
Revenue from contracts with customers	$330	$319	$856	$819
Derivative revenues	52	49	113	138
Alternative revenue programs	12	16	4	19
Deferrals and amortizations for rate refunds to customers	(2)	—	(2)	—
Other utility revenues	8	7	33	10
Total Avista Utilities	400	391	1,004	986
AEL&P
Revenue from contracts with customers	11	11	24	25
Total operating revenues	$411	$402	$1,028	$1,011

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and six months ended June 30 (dollars in millions):

	2025			2024
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$111	$5	$116	$93	$5	$98
Commercial	94	6	100	85	6	91
Industrial	35	—	35	30	—	30
Public street and highway lighting	3	—	3	2	—	2
Total retail revenue	243	11	254	210	11	221
Transmission	7	—	7	10	—	10
Other revenue from contracts with customers	6	—	6	8	—	8
Total electric revenue from contracts with customers	$256	$11	$267	$228	$11	$239
Six months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$276	$12	$288	$235	$12	$247
Commercial	197	12	209	178	13	191
Industrial	70	—	70	58	—	58
Public street and highway lighting	5	—	5	5	—	5
Total retail revenue	548	24	572	476	25	501
Transmission	16	—	16	19	—	19
Other revenue from contracts with customers	14	—	14	24	—	24
Total electric revenue from contracts with customers	$578	$24	$602	$519	$25	$544

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and six months ended June 30 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Avista Utilities	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$45	$55	$174	$188
Commercial	22	29	87	97
Industrial and interruptible	3	3	7	7
Total retail revenue	70	87	268	292
Transportation	1	3	6	5
Other revenue from contracts with customers	3	1	4	3
Total natural gas revenue from contracts with customers	$74	$91	$278	$300

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

The following table presents the underlying energy commodity derivative volumes as of June 30, 2025 expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2025	4	—	16,392	19,860	196	569	484	155
2026	—	—	24,166	22,433	364	316	1,393	—
2027	—	—	10,983	9,723	—	—	1,393	—
2028	—	—	1,138	2,503	—	—	1,013	—

As of June 30, 2025, there were no expected deliveries of energy commodity derivatives after 2028.

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

The following table summarizes the foreign currency exchange derivatives outstanding as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30,	December 31,
	2025	2024
Number of contracts	21	22
Notional amount (in United States dollars)	$2	$2
Notional amount (in Canadian dollars)	3	2

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

As of June 30, 2025 and December 31, 2024, there was one interest rate swap derivative contract outstanding with a notional amount of $10 million and a mandatory cash settlement date in 2025. See Note 9 for discussion of the first mortgage bonds and the related settlement of this interest rate swap in connection with the pricing of the bonds in July 2025.

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2025 (dollars in millions):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Interest rate swap derivatives
Other current assets	$1	$—	$—	$1
Energy commodity derivatives
Other current assets	2	—	—	2
Other current liabilities	7	(39)	10	(22)
Other non-current liabilities and deferred credits	5	(19)	3	(11)
Total derivative instruments recorded on the balance sheet	$15	$(58)	$13	$(30)

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

The following table presents collateral outstanding related to its derivative instruments as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30,	December 31,
	2025	2024
Energy commodity derivatives
Cash collateral posted	$25	$24
Letters of credit outstanding	$8	$12

No letters of credit were outstanding, and no cash collateral was on deposit, related to interest rate swap derivatives as of June 30, 2025 and December 31, 2024.

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

AVISTA CORPORATION

The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features in a liability position and the amount of additional collateral Avista Corp. could be required to post as of June 30, 2025 (dollars in millions):

June 30,
2025
Energy commodity derivatives
Liabilities with credit-risk-related contingent features	$20
Additional collateral to post	18

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $7 million in cash to the pension plan for the six months ended June 30, 2025. The Company expects to contribute $10 million in 2025.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in millions):

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Three months ended June 30:
Service cost	$4	$4	$1	$1
Interest cost	9	8	1	2
Expected return on plan assets	(11)	(11)	(1)	(1)
Amortization of prior service cost (credit)	—	—	—	(1)
Net loss recognition	—	1	—	—
Net periodic benefit cost	$2	$2	$1	$1
Six months ended June 30:
Service cost	$8	$8	$1	$1
Interest cost	18	17	3	4
Expected return on plan assets	(22)	(23)	(2)	(2)
Amortization of prior service cost (credit)	—	—	—	(1)
Net loss recognition	1	2	—	—
Net periodic benefit cost	$5	$4	$2	$2

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

AVISTA CORPORATION

The following table summarizes the significant factors impacting the difference between the Company's effective tax rate and the federal statutory rate for the three and six months ended June 30 (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
Federal income taxes at statutory rates	$3	21.0%	$5	21.0%	$22	21.0%	$20	21.0%
Increase (decrease) in tax resulting from:
Flow through related to deduction of meters and mixed service costs (1)	(1)	(7.1)	(3)	(12.6)	(4)	(3.8)	(12)	(12.3)
Tax effect of regulatory treatment of utility plant differences	(1)	(7.2)	(1)	(6.3)	(6)	(5.8)	(6)	(6.5)
State income tax expense	—	—	—	—	1	0.9	1	0.7
Total income tax expense	$1	6.7%	$1	2.1%	$13	12.3%	$3	2.9%
(1)
The Company's general rate cases included approval of base rate increases, offset by tax customer credits. As the tax customer credits are returned to customers, this results in a decrease to income tax expense as a result of flowing through the benefits related to meters and mixed service costs.

In July 2025, the U.S. enacted a reconciliation bill commonly referred to as the One Big Beautiful Bill Act. The Company continues to analyze the tax and other effects of the reconciliation bill, and does not expect the provisions of the bill to have a material impact on financial results or its annual effective tax rate in 2025.

NOTE 8. SHORT-TERM BORROWINGS

Avista Corp.

Lines of Credit

Avista Corp. has a committed line of credit in the total amount of $500 million, with an expiration date of June 2029. The Company may request that the lenders extend their commitments for an additional one-year period (subject to customary conditions). The committed line of credit is secured by non-transferable first mortgage bonds of Avista Corp. issued to the agent bank that are payable only to the extent that Avista Corp. defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.’s revolving committed line of credit were as follows as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30,	December 31,
	2025	2024
Borrowings outstanding at end of period (1)	$389	$342
Letters of credit outstanding at end of period	$5	$5
Average interest rate on borrowings at end of period	5.42%	5.52%

(1) As of June 30, 2025, there was $389 million outstanding under the committed line of credit; however, $270 million was classified as short-term borrowings and $119 million was classified as long-term on the Condensed Consolidated Balance Sheet due to the Company's intention to refinance such amount on a long-term basis. The amount classified as long-term debt was refinanced through the issuance and sale of first mortgage bonds in July 2025. See Note 9 for further discussion of the first mortgage bonds and the refinancing of short-term debt on a long-term basis. The entire outstanding amount of the committed line of credit as of December 31, 2024 was classified as short-term borrowings on the Condensed Consolidated Balance Sheet.

AVISTA CORPORATION

Letter of Credit Facility

Avista Corp. has a letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

Avista Corp. had $8 million and $12 million in letters of credit outstanding under this agreement as of June 30, 2025 and December 31, 2024, respectively. Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, Avista Corp. would have an immediate obligation to reimburse the bank that issued the letter of credit.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of June 30, 2025, the Company complied with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25 million that expires in June 2028. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates on borrowings under AEL&P’s revolving committed line of credit were as follows as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30,	December 31,
	2025	2024
Borrowings outstanding at end of period (1)	$16	$12
Average interest rate on borrowings at end of period	5.89%	6.13%

(1) As of June 30, 2025, the $16 million outstanding under the committed line of credit was classified as long-term on the Condensed Consolidated Balance Sheet due to AEL&P's intention to refinance such amount on a long-term basis. The borrowings were refinanced through entering a term loan agreement in July 2025. See Note 9 for further discussion of the term loan and the refinancing of short-term debt on a long-term basis. The entire outstanding amount of the committed line of credit as of December 31, 2024 was classified as short-term borrowings on the Condensed Consolidated Balance Sheet.

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of "consolidated total debt at AEL&P" to "consolidated total capitalization at AEL&P," including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of June 30, 2025, AEL&P complied with this covenant.

NOTE 9. LONG-TERM DEBT

Avista Corp.

In July 2025, the Company issued and sold $120 million of 6.18 percent first mortgage bonds due in 2055 with institutional investors in the private placement market. In connection with the pricing of the first mortgage bonds in July 2025, the Company cash-settled one interest rate swap derivative (notional aggregate amount of $10 million) and received a net amount of $1 million, which will be amortized as a component of interest expense over the life of the debt. See Note 5 for discussion of interest rate swap derivatives.

The net proceeds from the sale of the bonds were used to repay a portion of the borrowings outstanding under the Company's committed line of credit.

AVISTA CORPORATION

AEL&P

In July 2025, AEL&P entered into a term loan agreement in the amount of $20 million with an interest rate of 5.49 percent and a maturity date of July 2030. AEL&P borrowed the entire $20 million available under the agreement, and used the net proceeds to repay borrowings outstanding under AEL&P's committed line of credit, as well as fund capital expenditures.

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

The distribution rates were as follows during the six months ended June 30, 2025 and the year ended December 31, 2024:

	June 30,	December 31,
	2025	2024
Low distribution rate	5.46%	5.64%
High distribution rate	5.64%	6.51%
Distribution rate at the end of the period	5.47%	5.64%

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100	$937	$1,100	$938
Long-term debt (Level 3)	1,534	1,191	1,534	1,163
Snettisham finance lease obligation (Level 3)	37	34	39	35
Long-term debt to affiliated trusts (Level 3)	52	47	52	47

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 59.28 percent to 108.09 percent of the principal amount, where 100.0 percent of the principal amount (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation fair value is determined using the Morgan Markets A Ex-Fin discount rate as published on June 30, 2025 and December 31, 2024.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 at fair value on a recurring basis (dollars in millions):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
June 30, 2025
Assets:
Energy commodity derivatives	$—	$14	$—	$(12)	$2
Interest rate swap derivatives	—	1	—	—	1
Equity Investments	—	—	49	—	49
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	3	—	—	—	3
Equity securities (3)	6	—	—	—	6
Total	$9	$15	$49	$(12)	$61
Liabilities:
Energy commodity derivatives (2)	$—	$43	$15	$(25)	$33
Total	$—	$43	$15	$(25)	$33
December 31, 2024
Assets:
Energy commodity derivatives (2)	$—	$23	$—	$(13)	$10
Interest rate swap derivatives	—	1	—	—	1
Equity Investments	—	—	53	—	53
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$24	$53	$(13)	$73
Liabilities:
Energy commodity derivatives (2)	$—	$61	$3	$(37)	$27
Total	$—	$61	$3	$(37)	$27
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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of June 30, 2025 (dollars in millions, except for per mmBTU amounts):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	June 30, 2025	Technique	Input	Average Price
Natural gas exchange agreement	$(15)	Internally derived weighted average cost of gas	Forward purchase prices	$1.18 - $3.70/mmBTU $2.94 Weighted Average
			Forward sales prices	$2.63 - $8.60/mmBTU $6.52 Weighted Average
			Purchase volumes	270,000 - 469,009 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

The valuation methods, significant inputs and resulting fair values described above were developed by the Company and are reviewed on at least a quarterly basis to ensure they provide a reasonable estimate of fair value each reporting period.

Equity Investments

The Company has two equity investments measured at fair value on a recurring basis. For one investment, fair value is determined using a market approach, starting with enterprise values from recent market transaction data for comparable companies with similar equity instruments. The market transaction data was used to estimate an enterprise value of the underlying investment and that value was allocated to the various classes of equity via an option pricing model and a waterfall approach. The selection of appropriate comparable companies and the expected time to a liquidation event requires management judgment. The significant assumptions in the analysis includes comparable market transactions and related enterprise values, time to liquidity event and the market discount for the current business stage of the company. In the event there were relevant market transactions for the same or similar securities of the subject company or there is the reasonable possibility of a transaction occurring, those transactions would be utilized as an input to the valuation with a probability weight applied to the valuation.

For the second investment, fair value is determined using an income approach utilizing a discounted cash flow model. The model is based on income statement forecasts from the underlying company to determine cash flows for the period of ownership. The model then utilizes market multiples from publicly traded comparable companies in similar industries and projects to estimate the terminal fair value. The market multiples are reduced to reflect the difference in the life cycle between the publicly traded comparable companies and the start-up nature of the investment company. The selection of appropriate comparable companies, market multiples

AVISTA CORPORATION

and the reduction to those market multiples requires management judgment. The significant assumptions in the model include the discount rate representing the risk associated with the investment, market multiples and the related reduction to those multiples, revenue forecasts, and the estimated terminal date for the investment. In the event there were relevant market transactions for the same or similar securities of the subject company or there is the reasonable possibility of a transaction occurring, those transactions would be used to determine the fair value of Avista Corp.’s investment under a market approach instead of utilizing a discounted cash flow model. The market transactions are considered Level 3 inputs because they are not publicly available observable transactions.

The following table presents the quantitative information and assumptions which were used to estimate the fair values of the Level 3 equity investments as of June 30, 2025 (dollars in millions):

	Fair Value at
	June 30, 2025	Valuation Technique	Unobservable Input	Range
Equity investments	$49	Market approach	Comparable enterprise values	$130-$389 $246 Average
			Time to liquidity event	1 year
		Discounted cash flows	Revenue market multiples	0.55x to 7.53x Revenue 2.33x Average
			Market multiple exit reduction	50%
			Discount rate	25%
			Annual revenues	$10 - $166
			Terminal date	2030

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30 (dollars in millions):

	Natural Gas Exchange Agreement (1)	Equity Investments	Total
Three Months Ended June 30, 2025:
Beginning balance	$(13)	$52	$39
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(2)	—	(2)
Recognized in net income	—	(3)	(3)
Ending balance as of June 30, 2025	$(15)	$49	$34
Three Months Ended June 30, 2024:
Beginning balance	$(7)	$52	$45
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(1)	—	(1)
Recognized in net income	—	(2)	(2)
Ending balance as of June 30, 2024	$(8)	$50	$42
Six Months Ended June 30, 2025:
Beginning balance	$(3)	$53	$50
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(11)	—	(11)
Recognized in net income	—	(4)	(4)
Settlements	(1)	—	(1)
Ending balance as of June 30, 2025	$(15)	$49	$34
Six Months Ended June 30, 2024:
Beginning balance	$(8)	$50	$42
Total gains or (losses) (realized/unrealized):
Recognized in net income	—	(1)	(1)
Purchases and debt conversions	—	1	1
Ending balance as of June 30, 2024	$(8)	$50	$42
(1)
There were no purchases, issuances or transfers from other categories during the periods presented in the table above.

AVISTA CORPORATION

NOTE 12. COMMON STOCK

The Company issued shares of common stock for total net proceeds of $19 million and $35 million during the three and six months ended June 30, 2025, respectively. Most of these shares were issued in at-the-market transactions pursuant to the Company's sales agency agreements under which the Company may offer and sell new shares of common stock through its sales agents from time to time. Under these sales agency agreements, the Company issued 0.5 million and 0.9 million shares during the three and six months ended June 30, 2025, respectively.

NOTE 13. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (dollars in millions, except per share amounts, and shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$14	$23	$93	$94
Denominator:
Weighted-average number of common shares outstanding-basic	80,715	78,390	80,466	78,276
Effect of dilutive securities:
Performance and restricted stock awards	59	66	76	57
Weighted-average number of common shares outstanding-diluted	80,774	78,456	80,542	78,333
Earnings per common share:
Basic	$0.17	$0.29	$1.15	$1.20
Diluted	$0.17	$0.29	$1.15	$1.20

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

Collective Bargaining Agreements

The Company's collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) represents 35 percent of all Avista Utilities' employees. The Company's largest represented group, representing approximately 90 percent of Avista Utilities' bargaining unit employees in Washington, Idaho and Montana, are covered under a four-year agreement which expired in March 2025. The Company and the IBEW began negotiations on a new collective bargaining agreement in the first quarter of 2025, and negotiations remain ongoing. There is a risk that if the new agreement is not reached, employees subject to that agreement could strike. Given the number of employees that are covered by the collective bargaining agreement, a strike could result in disruptions to the Company's operations. However, the Company believes the possibility of this occurring is remote.

In April 2025, the Company's System Operators voted to unionize, and the National Labor Relations Board certified the IBEW Local 77 as their exclusive collective bargaining representative. We are preparing to negotiate a separate contract with the IBEW for the System Operator group, which is comprised of approximately 20 employees, in the fall of 2025.

AVISTA CORPORATION

Boyds Fire (State of Washington Department of Natural Resources v. Avista)

In August 2019, the Company was served with a complaint, captioned “State of Washington Department of Natural Resources v. Avista Corporation,” seeking recovery of up to $4 million for fire suppression and investigation costs and related expenses incurred in connection with a wildfire that occurred in Ferry County, Washington, in August 2018. Specifically, the complaint alleges the fire, which became known as the “Boyds Fire,” was caused by a dead ponderosa pine tree falling into an overhead distribution line, and that Avista Corp., along with its independent vegetation management contractors Asplundh Tree Company and CN Utility Consulting, were negligent in failing to identify and remove the tree before it came into contact with the line. Avista Corp. disputes that it was negligent in failing to identify and remove the tree in question. Additional lawsuits were subsequently filed by private landowners seeking $1 million in property damages as well as potential non-economic damages, and holders of insurance subrogation claims seeking recovery of $2 million in insurance proceeds purportedly paid to their insureds. The lawsuits were filed in the Superior Court of Ferry County, Washington.

In June 2025, the Company settled with a single plaintiff which only named the Company as a defendant for less than $0.1 million. Additionally, the Company, Asplundh Tree Company and CN Utility Consulting reached agreements to settle all claims included in the remaining lawsuits for $3 million. The Company expects none of the settlements in these cases will be the responsibility of the Company, but rather the responsibility will be split between Asplundh Tree Company and CN Utility Consulting.

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

Eleven lawsuits were filed in connection with the Babb Road Fire. CN Utility Consulting, which performs vegetation management services as an independent contractor to the Company, was also named as defendants in each of the lawsuits. The lawsuits included six subrogation actions filed by 51 insurance companies and five actions on behalf of 128 individual plaintiffs.

AVISTA CORPORATION

In April and May 2025, the Company and CN Utility Consulting reached agreements to settle all claims included in the lawsuits. The total settlement paid was $27 million of which the Company paid $21 million and CN Utility Consulting was responsible for $6 million.

The Company had recorded a receivable for expected insurance proceeds for the settlement liability, resulting in no impact on net income. As of June 30, 2025, the insurance proceeds were accrued in the Condensed Consolidated Balance Sheets in the line item "Other Current Assets". In July 2025, the insurance proceeds were received.

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

AVISTA CORPORATION

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in millions):

	Reportable Segments
	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other Non-Reportable Segment Items	Eliminations (1)	Total
For the three months ended June 30, 2025:
Operating revenues	$400	$11	$411	$—	$—	$411
Resource costs	129	1	130	—	—	130
Other operating expenses	120	4	124	—	—	124
Depreciation and amortization	69	3	72	—	—	72
Interest income	3	—	3	—	—	3
Interest expense (2)	35	1	36	1	—	37
Other segment expenses (3)	24	1	25	11	—	36
Income tax expense (benefit)	3	—	3	(2)	—	1
Net income (loss)	23	1	24	(10)	—	14
Capital expenditures (4)	136	7	143	—	—	143
For the three months ended June 30, 2024:
Operating revenues	$391	$11	$402	$—	$—	$402
Resource costs	143	1	144	—	—	144
Other operating expenses	105	4	109	—	—	109
Depreciation and amortization	65	3	68	—	—	68
Interest income	4	—	4	—	(1)	3
Interest expense (2)	35	2	37	1	(1)	37
Other segment expenses (3)	22	—	22	1	—	23
Income tax expense	1	—	1	—	—	1
Net income (loss)	24	1	25	(2)	—	23
Capital expenditures (4)	128	5	133	—	—	133
For the six months ended June 30, 2025:
Operating revenues	$1,004	$24	$1,028	$—	$—	$1,028
Resource costs	385	1	386	—	—	386
Other operating expenses	244	8	252	1	—	253
Depreciation and amortization	137	6	143	—	—	143
Interest income	6	—	6	—	(1)	5
Interest expense (2)	72	3	75	2	(1)	76
Other segment expenses (3)	57	—	57	12	—	69
Income tax expense (benefit)	14	2	16	(3)	—	13
Net income (loss)	101	4	105	(12)	—	93
Capital expenditures (4)	236	10	246	—	—	246
For the six months ended June 30, 2024:
Operating revenues	$986	$25	$1,011	$—	$—	$1,011
Resource costs	436	1	437	—	—	437
Other operating expenses	213	8	221	—	—	221
Depreciation and amortization	130	6	136	—	—	136
Interest income	9	—	9	—	(1)	8
Interest expense (2)	71	3	74	1	(1)	74
Other segment expenses (3)	53	—	53	1	—	54
Income tax expense	1	2	3	—	—	3
Net income (loss)	91	5	96	(2)	—	94
Capital expenditures (4)	245	6	251	—	—	251
Total Assets:
As of June 30, 2025:	$7,623	$289	$7,912	$184	$(31)	$8,065
As of December 31, 2024:	$7,494	$283	$7,777	$194	$(30)	$7,941
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of June 30, 2025, the related condensed consolidated statements of income and comprehensive income and equity for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 5, 2025

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

Business Segments

Our business segments have not changed during the six months ended June 30, 2025. See the 2024 Form 10-K as well as “Note 15 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income (loss) for each of our business segments and the other businesses for the three and six months ended June 30 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Avista Utilities	$23	$24	$101	$91
AEL&P	1	1	4	5
Other non-reportable segment loss	(10)	(2)	(12)	(2)
Net income	$14	$23	$93	$94

Executive Overview

Overall Results

Net income for the three and six months ended June 30, 2025 decreased compared to the three and six months ended June 30, 2024, primarily due to losses at our other businesses associated with lower valuations of certain investments in our portfolio. At Avista Utilities, the effects of our general rate cases have increased earnings in the first half of the year, partially offset by increased operating costs, depreciation and amortization expense and income tax expense.

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

In May 2025, we issued a request for proposal to add energy and capacity of up to 415 MW for winter and 425 MW for summer to meet projected resource needs. As part of this request for proposal, we submitted self-build resource bids for consideration. Initial bids were submitted by the end of June 2025, and we expect to select a list of projects to move to the detailed proposal stage during the third quarter of 2025 and begin contract negotiations with final selected projects in the fourth quarter of 2025.

We also expect expanded transmission infrastructure will provide access to additional resources and improve reliability in our region. In November 2024, we signed a non-binding memorandum of understanding to join the North Plains Connector transmission line project, that plans to construct a transmission line from Bismarck, North Dakota to Colstrip, Montana.

For 2025, we expect generation at our hydro facilities to be approximately 85 percent of normal. To meet summer peak demands, we have used additional thermal generation or economic market purchases to offset the decrease in available hydroelectric resources.

AVISTA CORPORATION

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

U.S. Reconciliation Bill

In July 2025, the U.S. enacted a reconciliation bill commonly referred to as the One Big Beautiful Bill Act. We do not expect the bill to have a material impact on our financial results or annual effective tax rate for 2025. We continue to analyze provisions included in the bill, including the impact on various tax credits and the full expensing of domestic research and experimentation expenditures.

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

AVISTA CORPORATION

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

2026 General Rate Cases

The Company expects to file its next multi-year electric and natural gas general rate cases in the first quarter of 2026.

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

2025 General Rate Cases

In June 2025, we reached an all-party settlement agreement, which has been submitted to the IPUC for its consideration. If approved, new rates would be effective in September 2025 and September 2026.

AVISTA CORPORATION

The settlement is designed to increase annual base electric revenues by $20 million, or 6.3 percent, effective in September 2025, and $15 million, or 4.5 percent, effective in September 2026. For natural gas, the agreement is designed to increase annual base natural gas revenues by $5 million, or 9.2 percent, effective September 2025, and decrease annual base natural gas revenues by $0.2 million, or 0.4 percent, effective September 2026.

The settlement is based on an ROE of 9.6 percent with a common equity ratio of 50 percent and an ROR of 7.28 percent.

For base electric revenues, we originally requested an increase of $43 million (or 14.0 percent), effective September 1, 2025, and $18 million (or 5.0 percent), effective September 1, 2026. For base natural gas revenues, we originally requested an increase of $9 million (or 17.7 percent), effective September 1, 2025, and $1 million (or 1.7 percent), effective September 1, 2026. The lower base revenue agreed to by the parties is mainly due to a lower return on equity than we requested, as well as longer recovery periods for amortizations, a reduction in power supply expense versus filed, and a change in the law affecting the way property taxes are calculated and collected from customers.

Oregon General Rate Case

2024 General Rate Case

In May 2025, the OPUC approved the all-party settlement agreement designed to increase annual base revenues by $4 million, or 5.0 percent, effective in September 2025. The settlement was based on an ROE of 9.5 percent with a common equity ratio of 50 percent and an ROR of 7.22 percent.

To mitigate the overall impact of the revenue increases on customers, $5 million of tax customer credits will be accelerated and returned to customers over a three-year period.

Future Oregon General Rate Cases

In July 2025, the Governor of Oregon signed into law House Bill 3179 which modifies certain provisions as it relates to general rate case filings and cost recovery. The law, among other things, extends the length of time for the commission to suspend rates from nine to 10 months, does not allow residential rate increases of any kind between November 1 and March 31, does not allow new rates to take effect from a proceeding where the return on equity is at issue within 18 months of the prior rate effective date, authorizes securitization of “capital investments” that will cause rates to “rise by more than five percent” under specific circumstances, and calls for the OPUC to establish rules requiring utilities to establish a multiyear rate plan for rate revisions where a company’s return on equity is reviewed. Such rate plans must be no less than three years and no more than seven years in length.

Avista Utilities

Purchased Gas Adjustments, Power Cost Deferrals and Decoupling Mechanisms

See our 2024 Form 10-K for discussion of the various regulatory recovery mechanisms in each of our jurisdictions.

We received approval from the WUTC to recover $32 million of the ERM deferred surcharge balance in Washington over a two-year period starting July 1, 2025.

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

AVISTA CORPORATION

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The following graph shows the total change in net income for the second quarter of 2025 compared to the second quarter of 2024, as well as the factors that caused such change (dollars in millions):

Electric utility revenues increased as a result of the effects of general rate cases, and increased wholesale sales volumes. This was partially offset by decreased wholesale sale prices. Natural gas revenues decreased due to decreased rates associated with the PGAs (which do not impact utility margin or net income), as well as decreased sales volumes.

Utility resource costs decreased primarily due to net amortizations and deferrals of costs under our regulatory recovery mechanisms.

Utility operating expenses increased due to increased employee salaries and benefits costs. In addition, net amortizations and deferrals associated with wildfire mitigation and insurance costs have increased, with corresponding increases to revenue which result in no impact to earnings.

Utility depreciation and amortization increased primarily due to additions to utility plant.

The decrease in earnings related to other is primarily due to net investment losses recorded in the second quarter of 2025 and increased taxes other than income taxes when compared to the second quarter of 2024.

AVISTA CORPORATION

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The following graph shows the total change in net income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as well as the factors that caused such change (dollars in millions):

Utility revenues increased as a result of the effects of general rate cases and customer and load growth. This was partially offset by decreased wholesale revenues associated with decreased sale prices, as well as decreased natural gas rates associated with PGA decreases, which do not impact utility margin or net income.

Electric utility resource costs decreased primarily due to decreased purchased power and fuel for generation, as well as increased deferrals of power supply costs and decreased amortizations of previously deferred costs. Natural gas utility resource costs decreased due to decreased commodity prices, as well as decreased amortizations of previously deferred PGA costs. These decreases were offset by an increase in the amortization of costs associated with the CCA that are being recovered from customers.

Utility operating expenses increased due to increased employee salaries and benefits costs, as well as thermal generation costs. In addition, net amortizations and deferrals associated with wildfire mitigation and insurance costs have increased, with corresponding increases to revenue which result in no impact to earnings.

Utility depreciation and amortization increased primarily due to additions to utility plant.

Income tax expense increased primarily due to the decrease in tax customer credits which offset the bill impact of rate increases included in our prior general rate cases. Income tax expense also increased due to increased pre-tax net income compared to the prior year. See "Note 7 of the Notes to Condensed Consolidated Financial Statements" for further details and a reconciliation of our effective tax rate.

The decrease in earnings related to other is primarily due to net investment losses recorded in the second quarter of 2025 and increased taxes other than income taxes compared to the first half of 2024.

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

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended June 30, 2025 and 2024:

	Electric Customers		Natural Gas Customers
	2025	2024	2025	2024
Residential	375,572	369,978	345,685	342,691
Commercial	46,119	45,703	37,527	37,306
Interruptible	—	—	51	51
Industrial	1,171	1,177	184	184
Public street and highway lighting	802	763	—	—
Total retail customers	423,664	417,621	383,447	380,232

AVISTA CORPORATION

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30, 2025 and 2024 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $1 million for both the three months ended June 30, 2025 and 2024.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the three months ended June 30 (dollars in millions):

	Electric Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$3	$8
Amortization of prior year decoupling deferrals (b)	—	6
Total electric decoupling revenue	$3	$14
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

Total electric revenues increased $18 million for the second quarter of 2025 as compared to the second quarter of 2024. The primary changes that occurred during the period were as follows:

•
A $33 million increase in retail electric revenue due to an increase in MWhs sold (increased revenues by $17 million) and an increase in retail rates (increased revenues by $16 million).
o
Retail sales volumes increased primarily due to customer and load growth, including the effects of warmer weather. Cooling degree days in Spokane were 48 percent higher than normal during the second quarter of 2025, compared to 9 percent higher than normal in the second quarter of 2024. This was partially offset by a decrease in heating degree days, which were 23 percent below normal in the second quarter of 2025, compared to 16 percent below normal in the second quarter of 2024.
o
Retail rates increased mainly due to the effects of our general rate cases.
•
A $2 million increase in wholesale electric revenues due to an increase in sales volumes (increased revenues $14 million), partially offset by a decrease in sales prices (decreased revenues $12 million). The change in volumes was due to increased opportunities to optimize our generation assets based on market conditions.
•
An $11 million decrease in electric decoupling revenue, due to decreased amortizations of prior year rebate balances and decreased deferrals of surcharge balances due to increased loads compared to the second quarter of 2024.
•
A $7 million decrease in other electric revenues primarily resulting from decreased renewable energy credit revenues and transmission revenues.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended June 30, 2025 and 2024 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $1 million for both the three months ended June 30, 2025 and 2024.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the three months ended June 30 (dollars in millions):

	Natural Gas Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$9	$3
Amortization of prior year decoupling deferrals (b)	—	(1)
Total natural gas decoupling revenue	$9	$2
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

Total natural gas revenues decreased $10 million for the second quarter of 2025 as compared to the second quarter of 2024. The primary changes that occurred during the period were as follows:

•
A $17 million decrease in natural gas retail revenues (including industrial, which is included in other) due to a decrease in retail rates (decreased revenues $10 million) and decreased sales volumes (decreased revenues $7 million).
o
Retail rates decreased mainly due to PGA rate decreases (which do not impact utility margin), partially offset by the effects of our general rate cases and net rate increases associated with the CCA.
o
The decrease in sales volumes was primarily due to a 14 percent decrease in residential usage and a 10 percent decrease in commercial usage resulting from warmer weather. Heating degree days were 23 percent below normal in the second quarter of 2025, compared to 16 percent below normal in the second quarter of 2024.
•
A $7 million increase in natural gas decoupling revenues primarily due to increased surcharge deferrals in the current year as a result of lower customer usage due to warmer weather.

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the three months ended June 30, 2025 and 2024 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $1 million for both the three months ended June 30, 2025 and 2024.

Total electric resource costs increased $1 million for the second quarter of 2025 as compared to the second quarter of 2024. The changes that occurred during the period were as follows:

•
A $9 million increase in power purchased due to an increase in the volume of power purchases (increased costs $16 million), partially offset by a decrease in wholesale prices (decreased costs $7 million).
•
A $6 million increase in fuel for generation. This was due to increases in fuel prices and thermal generation compared to the second quarter of 2024.
•
A $14 million decrease in other electric resource costs, primarily related to an increase in deferred costs, as well as a decrease in the amortization of previously deferred costs. This was partially offset by increased costs related to our customer assistance payment programs (low-income rate assistance and demand side management).

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for the three months ended June 30, 2025 and 2024 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $1 million for both the three months ended June 30, 2025 and 2024.

Total natural gas resource costs decreased $16 million for the second quarter of 2025 as compared to the second quarter of 2024 due to the following:

•
A $10 million decrease in natural gas purchased primarily due to a decrease in volumes consistent with a decrease in retail and wholesale sales volumes.
•
A $6 million decrease in other costs primarily due to the decrease in amortizations of previously deferred costs under PGAs, which do not impact utility margin.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 15 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended June 30, 2025 and 2024 (dollars in millions):

	Electric		Natural Gas		Intracompany		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$308	$290	$94	$104	$(2)	$(3)	$400	$391
Resource costs	92	91	39	55	(2)	(3)	129	143
Utility margin	$216	$199	$55	$49	$—	$—	$271	$248

Electric utility margin increased $17 million primarily due to the effects of our general rate cases and customer growth. Natural gas utility margin increased $6 million primarily due to the effects of our general rate cases.

In the second quarter of 2025, we had a $1 million pre-tax expense under the ERM in Washington, compared to a $1 million pre-tax benefit for the second quarter of 2024.

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

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Utility Operating Revenues

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the six months ended June 30, 2025 and 2024:

	Electric Customers		Natural Gas Customers
	2025	2024	2025	2024
Residential	375,210	369,616	345,698	342,657
Commercial	45,848	45,923	37,462	37,415
Interruptible	—	—	52	51
Industrial	1,162	1,182	184	185
Public street and highway lighting	760	733	—	—
Total retail customers	422,980	417,454	383,396	380,308

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30, 2025 and 2024 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $1 million and $3 million for the six months ended June 30, 2025 and 2024, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the six months ended June 30 (dollars in millions):

	Electric Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$(4)	$2
Amortization of prior year decoupling deferrals (b)	—	14
Total electric decoupling revenue	$(4)	$16
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

Total electric revenues increased $15 million for the first half of 2025 as compared to the first half of 2024. The primary changes that occurred during the period were as follows:

•
A $73 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $43 million), and an increase in MWhs sold (increased revenues by $30 million).
o
Retail rates increased mainly due to the effects of our general rate cases.
o
Retail sales volumes increased primarily due to customer and load growth, including the effect of warmer weather. Cooling degree days were 48 percent above normal during the first half of 2025, compared to 9 percent above normal in the first half of 2024.
•
A $33 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $46 million), partially offset by an increase in sales volumes (increased revenues $13 million). The change in volumes was due to increased opportunities to optimize our generation assets based on market conditions.

AVISTA CORPORATION

•
A $20 million decrease in electric decoupling revenue, primarily due to decreased amortizations of prior year rebate balances, as well as current year rebate deferrals due to higher customer usage compared to surcharges deferred in 2024.
•
A $8 million decrease in other electric revenues primarily resulting from decreased renewable energy credit revenues and transmission revenues.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the six months ended June 30, 2025 and 2024 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $4 million and $5 million for the six months ended June 30, 2025 and 2024, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the six months ended June 30 (dollars in millions):

	Natural Gas Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$10	$4
Amortization of prior year decoupling deferrals (b)	(2)	(1)
Total natural gas decoupling revenue	$8	$3
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

Total natural gas revenues were consistent between the first half of 2025 as compared to the first half of 2024. The primary changes that occurred during the period were as follows:

•
A $24 million decrease in natural gas retail revenues (including industrial, which is included in other) due to a decrease in retail rates (decreased revenues $26 million), partially offset by increased sales volumes (increased revenues $2 million). Retail rates decreased mainly due to PGA rate decreases (which do not impact utility margin), partially offset by the effects of our general rate cases and net rate increases associated with the CCA.
•
A $5 million decrease in wholesale natural gas revenues due to a decrease in prices.
•
A $5 million increase in natural gas decoupling revenues primarily due to increased surcharge deferrals in the current year.
•
A $24 million increase in other gas revenues primarily due to the amortization of previously deferred revenues associated with the sale of CCA emissions credits. We amortize the deferred revenues as they are passed to customers through decreases in retail rates. The increase in other revenues was offset by decreased retail rates, resulting in no impact to utility margin.

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the six months ended June 30, 2025 and 2024 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $4 million and $5 million for the six months ended June 30, 2025 and 2024, respectively.

Total electric resource costs decreased $39 million for the first half of 2025 as compared to the first half of 2024. The changes that occurred during the period were as follows:

•
An $18 million decrease in power purchased due to a decrease in wholesale prices (decreased costs $42 million), partially offset by an increase in the volume of power purchases (increased costs $24 million). Prices during the first quarter of 2024 were elevated due to extreme cold temperatures in our region that created capacity constraints.
•
A $5 million decrease in fuel for generation. This was primarily due to a decrease in fuel prices compared to the first half of 2024.
•
A $16 million decrease in other electric resource costs, primarily related to an increase in deferred costs, as well as a decrease in the amortization of previously deferred costs. This was partially offset by increased costs related to our customer assistance payment programs (low-income rate assistance and demand side management).

The following graph presents Avista Utilities' natural gas resource costs for the six months ended June 30, 2025 and 2024 (dollars in millions):

AVISTA CORPORATION

Total natural gas resource costs in the graph above include intracompany resource costs of $1 million and $3 million for the six months ended June 30, 2025 and 2024, respectively.

Total natural gas resource costs decreased $15 million for the first half of 2025 as compared to the first half of 2024 due to the following:

•
A $28 million decrease in natural gas purchased primarily due to a decrease in the price of natural gas.
•
A $13 million increase in other costs primarily related to the amortization of costs associated with the CCA that were recovered from customers, resulting in no impact to utility margin. This was partially offset by a decrease in amortizations of previously deferred costs under our PGAs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 16 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the six months ended June 30, 2025 and 2024 (dollars in millions):

	Electric		Natural Gas		Intracompany		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$671	$656	$338	$338	$(5)	$(8)	$1,004	$986
Resource costs	218	257	172	187	(5)	(8)	385	436
Utility margin	$453	$399	$166	$151	$—	$—	$619	$550

Electric utility margin increased $54 million primarily due to the effects of general rate cases and customer growth. Natural gas utility margin increased $15 million, primarily due to the effects of general rate cases.

In the first half of 2025 we had a pre-tax expense of $9 million under the ERM in Washington, compared to a pre-tax expense of $5 million in the first half of 2024.

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

AVISTA CORPORATION

Results of Operations - Alaska Electric Light and Power Company

Net income for AEL&P for the second quarter of 2025 was $1 million compared to $1 million for the second quarter of 2024. For the first half of 2025, net income for AEL&P was $4 million compared to $5 million for the first half of 2024.

Results of Operations - Other Businesses

Our other businesses had a net loss of $10 million for the three months ended June 30, 2025 compared to $2 million for the three months ended June 30, 2024. For the first half of 2025, net loss at our other business was $12 million compared to $2 million for the first half of 2024.

The fluctuation in results is primarily related to higher net investment losses. Approximately 75 percent of our investment losses in the first half of 2025 were related to our investments in clean technology. That sector was negatively impacted by shifting public policy and sentiment, leading to decreased valuations of underlying holdings in these investments. Approximately 25 percent of our investment losses in the first half of 2025 were due to dilution of our ownership percentage resulting from issuances of new shares.

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

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the six months ended June 30, 2025. See the 2024 Form 10-K for further discussion.

As of June 30, 2025, we had $106 million of available liquidity under the Avista Corp. committed line of credit, $42 million of available liquidity under our letter of credit facility, and $9 million under the AEL&P committed line of credit. In July 2025, we issued long-term debt, using proceeds to repay borrowings that were outstanding as of June 30, 2025, which increased our available liquidity. With our existing credit facilities and the expected issuances of common stock and long-term debt within the next year, we believe we have adequate liquidity to meet our needs for the next 12 months.

Review of Condensed Consolidated Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $224 million for the six months ended June 30, 2025, compared to $317 million for the six months ended June 30, 2024. A decrease of $81 million is associated with net power and natural gas cost deferrals and amortizations. In 2024, we recovered previously deferred costs from customers compared to returning deferred benefits in the first half of 2025. The change in other current assets also decreased operating cash flows by $44 million compared to the prior year, which is associated with increased balances for insurance proceeds receivable and prepayments. These decreases were partially offset by an increase of $44 million related to the change in other regulatory asset and liability balances, including the impacts of amortization and deferral activity associated with the CCA.

Investing Activities

Net cash used in investing activities was $248 million for the six months ended June 30, 2025, compared to $254 million for the six months ended June 30, 2024. We paid $246 million for utility capital expenditures in 2025, compared to $251 million in 2024.

AVISTA CORPORATION

Financing Activities

Net cash provided by financing activities was $3 million for the six months ended June 30, 2025, compared to $83 million used in financing activities for the six months ended June 30, 2024. We increased our short-term borrowings by $51 million in the six months ended June 30, 2025, compared to a decrease of $105 million in the six months ended June 30, 2024. We issued $84 million of long-term debt in the six months ended June 30, 2024, with no issuances of long-term debt in the first half of 2025. In addition, we issued $35 million of common stock and paid $79 million in dividends in the six months ended June 30, 2025, compared to issuing $18 million of common stock and paying $75 million in dividends in the first half of 2024.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025		December 31, 2024
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$8	0.1%	$8	0.1%
Short-term borrowings	270	4.6%	354	6.2%
Long-term debt to affiliated trusts	52	0.9%	52	0.9%
Long-term debt and leases	2,846	49.0%	2,711	47.4%
Total debt	3,176	54.6%	3,125	54.7%
Total shareholders’ equity	2,645	45.4%	2,591	45.3%
Total	$5,821	100.0%	$5,716	100.0%

Our shareholders’ equity increased $54 million during the first half of 2025 primarily due to net income and the issuance of common stock, which was partially offset by dividends paid.

Short Term Borrowings

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $500 million with an expiration date of June 2029. We may request that the lenders extend their commitments for an additional one-year period (subject to customary conditions).

We also have a continuing letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

The following table summarizes the balances outstanding and available liquidity as of June 30, 2025 (dollars in millions):

	Amount of Facility	Borrowings Outstanding (1)	Letters of Credit Outstanding (2)	Available Liquidity
Line of Credit expiring June 2029	$500	$389	$5	$106
Letter of Credit Facility	50	N/A	8	42
Total	$550	$389	$13	$148
(1)
As of June 30, 2025, there was $389 million outstanding under the committed line of credit; however, $270 million was classified as short-term borrowings and $119 million was classified as long-term on the Condensed Consolidated Balance Sheet due to the Company's intention to refinance such amount on a long-term basis. The amount classified as long-term debt was refinanced through the issuance and sale of first mortgage bonds in July 2025.
(2)
Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenant and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant

AVISTA CORPORATION

which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of June 30, 2025, we complied with this covenant with a ratio of 54.6 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the six months ended June 30 (dollars in millions):

	2025	2024
$500 million line of credit, expiring June 2029
Maximum balance outstanding during the period	$400	$349
Average balance outstanding during the period	$312	$260
Average interest rate during the period	5.44%	6.46%
Average interest rate at end of the period	5.42%	6.55%

AEL&P

AEL&P has a $25 million committed line of credit that expires in June 2028. As of June 30, 2025, there was $16 million outstanding under this committed line of credit, and $9 million of available liquidity. As of June 30, 2025, the $16 million outstanding under the committed line of credit was classified as long-term on the Condensed Consolidated Balance Sheet due to AEL&P's intention to refinance such amount on a long-term basis. The borrowings were refinanced through entering a term loan agreement in July 2025.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of June 30, 2025, AEL&P complied with this covenant with a ratio of 49.3 percent.

As of June 30, 2025, Avista Corp. and its subsidiaries complied with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding our short-term borrowing arrangements.

Liquidity Expectations

During July 2025, we issued and sold $120 million of long-term debt, and AEL&P entered into a term loan agreement for $20 million. We do not expect additional debt issuances in 2025. We expect to issue $80 million of common stock in 2025 (including $35 million issued through June 30, 2025).

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

We expect AEL&P capital expenditures to be $21 million in 2025.

Pension Plan

In the six months ended June 30, 2025, we contributed $7 million to the pension plan and expect contributions to total $10 million in 2025. We expect to contribute a total of $40 million to the pension plan in the period 2026 through 2029, with an annual contribution of $10 million.

The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including changes to the fair value of pension plan assets, changes in actuarial assumptions (in particular, the discount rate

AVISTA CORPORATION

used in determining the benefit obligation), or changes in federal legislation. We may change our pension plan contributions in the future depending on changes to any variables, including those listed above.

See "Note 6 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding the pension plan.

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the six months ended June 30, 2025 except as follows:

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

These rules potentially fall within the scope of a number of Presidential executive orders that have been issued, which are discussed in more detail under “2025 Presidential Executive Action” below. In addition, a substantial number of legal challenges have been filed regarding these rules, and those lawsuits remain pending. At the same time, we continue to analyze each of these rules to assess the impact, if any, they may have on our existing generating units. To the extent there are any additional costs associated with compliance, we will seek to recover those costs through the ratemaking process.

2025 Presidential Executive Action

Since taking office, the U.S. President's Administration has issued a multitude of Executive Orders directed towards national energy resources and development. These include actions to:

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

AVISTA CORPORATION

•
require review of the 2009 EPA endangerment finding for greenhouse gases under the Clean Air Act;
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
•
grant a two-year exemption from the EPA’s MATS rule for certain stationary sources, including Colstrip, citing the lack of commercially viable emissions-control technology needed to meet the 2027 compliance deadline; and
•
directs the United States Attorney General to identify and act against state and local laws that burden domestic energy production and may be unconstitutional, preempted by federal law, or otherwise unlawful, particularly those tied to climate change, carbon penalties or carbon cap and trade programs, and Environmental, Social and Governance policies.

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

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2024 Form 10-K and have not materially changed during the six months ended June 30, 2025. See the 2024 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the six months ended June 30, 2025. Refer to the 2024 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2024.

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy and a policy to limit our variable rate exposures to a percentage of total capitalization. Additionally, interest rate risk is managed by monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. See "Note 5 of the Notes to Condensed Consolidated Financial Statements" for a summary of our interest rate swap derivatives outstanding as of June 30, 2025 and December 31, 2024 and the amount of additional collateral we would have to post in certain circumstances.

Credit Risk

As of June 30, 2025, we had cash deposited as collateral of $25 million and letters of credit of $8 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” in the 2024 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at June 30, 2025 (including contracts considered derivatives and those considered non-derivatives), we would potentially be required to post the following additional collateral (dollars in millions):

June 30, 2025
Additional collateral taking into account contractual thresholds	$19
Additional collateral without contractual thresholds	36

AVISTA CORPORATION

Energy Commodity Risk

Our energy commodity risks have not materially changed during the six months ended June 30, 2025. See the 2024 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2025 expected to be delivered in each respective year (dollars in millions). There are no expected deliveries of energy commodity derivatives after 2028.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2025	$—	$—	$(11)	$(7)	$1	$(1)	$(2)	$—
2026	—	—	(6)	(2)	—	(3)	(6)	—
2027	—	—	(1)	(1)	—	—	(4)	—
2028	—	—	—	—	—	—	(3)	—

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2025.

There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AVISTA CORPORATION

PART II. Other Information

Item 1. Legal Proceedings

See “Note 14 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Refer to the 2024 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2024 Form 10-K. However, due to recent legislation and changes in public sentiment, we are providing the following enhanced discussion of risks inherent in our investments:

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements under “Equity Investments” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Executive Overview – Overall Results” and “Results of Operations – Other Businesses”, the fair values of our respective equity investments fluctuate from period to period, and such changes in fair value directly affect our net income. While we make these investments after prudent analysis and with the expectation of eventual financial gains, there is no assurance that these investments will ultimately be successful. However, it is likely that the value of these investments will continue to fluctuate as the businesses continue to mature, causing corresponding changes in our net income. In addition, the risks faced by these businesses differ from the risks faced by our utility operations.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

AVISTA CORPORATION
(Registrant)

Date:	August 5, 2025	/s/ Kevin J. Christie
Kevin J. Christie
Senior Vice President, Chief Financial Officer, Treasurer and Regulatory Affairs Officer (Principal Financial Officer)