Form 10-Q
period 2025-09-30
AVISTA CORP
filed 2025-11-05
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025 OR

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

As of October 31, 2025, 81,371,742 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

AVISTA CORPORATION

i

AVISTA CORPORATION

ACRONYMS AND TERMS

(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
AEL&P	-	Alaska Electric Light and Power Company, the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska
AERC	-	Alaska Energy and Resources Company, the Company's wholly-owned subsidiary based in Juneau, Alaska
AFUDC	-	Allowance for Funds Used During Construction, represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Avista Capital	-	Parent company to the Company’s non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC.
Avista Corp.	-	Avista Corporation, the Company
Avista Utilities	-	Operating division of Avista Corp. (not a subsidiary) comprising the regulated utility operations in the Pacific Northwest
Capacity	-	The rate at which a particular generating source is capable of producing energy, measured in KW or MW
CCA	-	Climate Commitment Act
CETA	-	Clean Energy Transformation Act
Colstrip	-	The coal-fired Colstrip Generating Plant in southeastern Montana
Cooling degree days	-

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

IPUC	-	Idaho Public Utilities Commission
KW, KWh	-	Kilowatt (1000 watts): a measure of generating power or capability. Kilowatt-hour (1000 watt hours): a measure of energy produced over a period of time
mmBTU	-	One million British Thermal Units, a thermal unit of measurement for natural gas
MW, MWh	-	Megawatt: 1000 KW. Megawatt-hour: 1000 KWh
OPUC	-	The Public Utility Commission of Oregon

AVISTA CORPORATION

PCA	-	The Power Cost Adjustment mechanism, a procedure for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Idaho
PGA	-	Purchased Gas Adjustment
PPA	-	Power Purchase Agreement
ROE	-	Return on equity
ROR	-	Rate of return on rate base
ROU	-	Right-of-use lease asset
SEC	-	U.S. Securities and Exchange Commission
SOFR	-	Secured Overnight Financing Rate
Talen	-	Talen Montana, LLC, an indirect subsidiary of Talen Energy Corporation.
Therm	-	Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)
Watt	-	Unit of measurement of electric power or capability; a watt is equal to the rate of work represented by a current of one ampere under a pressure of one volt
WUTC	-	Washington Utilities and Transportation Commission

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
•
restrictions or changes in government grant programs and/or availability of other public funding used for capital projects;
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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in millions, except per share amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues:
Utility revenues, exclusive of alternative revenue programs	$411	$390	$1,435	$1,382
Alternative revenue programs	(8)	4	(4)	23
Total operating revenues	403	394	1,431	1,405
Operating Expenses:
Utility operating expenses:
Resource costs	115	142	501	579
Other operating expenses	125	107	377	328
Depreciation and amortization	73	68	216	204
Taxes other than income taxes	27	28	91	89
Non-utility operating expenses	3	—	4	1
Total operating expenses	343	345	1,189	1,201
Income from operations	60	49	242	204
Interest expense	38	37	113	109
Interest expense to affiliated trusts	1	—	2	2
Capitalized interest	(1)	(1)	(4)	(3)
Other income-net	(9)	(5)	(6)	(19)
Income before income taxes	31	18	137	115
Income tax expense	2	—	15	2
Net income and Comprehensive income	$29	$18	$122	$113
Weighted-average common shares outstanding (thousands), basic	81,232	78,836	80,721	78,463
Weighted-average common shares outstanding (thousands), diluted	81,278	78,968	80,787	78,545

Earnings per common share:
Basic	$0.36	$0.23	$1.51	$1.44
Diluted	$0.36	$0.23	$1.51	$1.44

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in millions

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets:
Current Assets:
Cash and cash equivalents	$44	$30
Accounts receivable-less allowances of $5	155	205
Inventory	228	193
Regulatory assets	129	137
Other current assets	109	91
Total current assets	665	656
Net utility property	6,203	5,987
Goodwill	52	52
Non-current regulatory assets	878	847
Other property and investments-net and other non-current assets	364	399
Total assets	$8,162	$7,941
Liabilities and Equity:
Current Liabilities:
Accounts payable	$118	$125
Short-term borrowings	287	354
Regulatory liabilities	117	108
Other current liabilities	207	184
Total current liabilities	729	771
Long-term debt	2,753	2,614
Long-term debt to affiliated trusts	52	52
Pensions and other postretirement benefits	72	75
Deferred income taxes	770	751
Non-current regulatory liabilities	847	834
Other non-current liabilities and deferred credits	294	253
Total liabilities	5,517	5,350
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000 shares authorized; 81,370 and 80,039 shares issued and outstanding, respectively (shares in thousands)	1,771	1,720
Retained earnings	874	871
Total shareholders’ equity	2,645	2,591
Total liabilities and equity	$8,162	$7,941

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Nine Months Ended September 30

Dollars in millions

(Unaudited)

	2025	2024
Operating Activities:
Net income	$122	$113
Non-cash items included in net income:
Depreciation and amortization	216	204
Deferred income tax provision	(2)	(25)
Power and natural gas cost deferrals, net	(41)	86
Amortization of debt expense	2	1
Stock-based compensation expense	8	8
Equity-related AFUDC	(8)	(6)
Pension and other postretirement benefit expense	11	9
Other regulatory assets and liabilities	32	(21)
Other deferred debits and credits	49	26
Change in decoupling regulatory deferral	3	(23)
Realized and unrealized losses on assets	12	1
Other	1	(2)
Contributions to defined benefit pension plan	(10)	(10)
Cash received for settlement of interest rate swap agreements	1	4
Changes in certain current assets and liabilities:
Accounts and notes receivable	42	68
Inventory	(36)	(26)
Collateral for derivative instruments	18	18
Income taxes receivable	(5)	20
Other current assets	(16)	14
Accounts payable	(18)	(33)
Other current liabilities	13	18
Net cash provided by operating activities	394	444

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(379)	(405)
Repayments from notes receivable	6	—
Investments made in equity and property	(3)	(8)
Other	3	3
Net cash used in investing activities	(373)	(410)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Nine Months Ended September 30

Dollars in millions

(Unaudited)

	2025	2024
Financing Activities:
Net decrease in short-term borrowings	$(67)	$(62)
Proceeds from issuance of long-term debt	140	84
Maturity of long-term debt and finance leases	(3)	(3)
Issuance of common stock, net of issuance costs	45	36
Cash dividends paid	(119)	(112)
Other	(3)	(3)
Net cash used in financing activities	(7)	(60)

Net increase (decrease) in cash and cash equivalents	14	(26)

Cash and cash equivalents at beginning of period	30	35

Cash and cash equivalents at end of period	$44	$9

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in millions, except per share amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock, Shares (in thousands):
Shares outstanding at beginning of period	81,109	78,702	80,039	78,075
Shares issued	261	479	1,331	1,106
Shares outstanding at end of period	81,370	79,181	81,370	79,181
Common Stock, Amount:
Balance at beginning of period	$1,760	$1,666	$1,720	$1,644
Equity compensation expense	1	2	8	8
Issuance of common stock, net of issuance costs	10	18	45	36
Payment of minimum tax withholdings for share-based payment awards	—	—	(2)	(2)
Balance at end of period	1,771	1,686	1,771	1,686
Retained Earnings:
Balance at beginning of period	885	861	871	841
Net income	29	18	122	113
Dividends on common stock	(40)	(37)	(119)	(112)
Balance at end of period	874	842	874	842
Total equity	$2,645	$2,528	$2,645	$2,528
Dividends declared per common share	$0.490	$0.475	$1.470	$1.425

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended September 30, 2025 and September 30, 2024 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income and Comprehensive Income for the interim periods are not necessarily indicative of the results expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).

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

Basis of Reporting

The condensed consolidated financial statements include the assets, liabilities, revenues and expenses of the Company and its subsidiaries and other majority owned subsidiaries and variable interest entities for which the Company or its subsidiaries are the primary beneficiaries. Intercompany balances are eliminated in consolidation. The accompanying condensed consolidated financial statements include the Company’s proportionate share of utility plant and related operations associated with its interests in jointly owned plants.

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

ASU 2025-05 "Measurement of Credit Losses for Accounts Receivable and Contract Assets"

In July 2025, the FASB issued ASU 2025-05, providing a practical expedient that may be elected to assume current conditions as of the balance sheet date will remain unchanged for the remaining life of the receivable when developing an estimate of expected credit losses on accounts receivable arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual periods, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU and whether it will elect the practical expedient.

ASU 2025-06 "Targeted Improvements to the Accounting for Internal-Use Software"

In September 2025, the FASB issued ASU 2025-06, which updates the capitalization criteria for internally developed software projects. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual periods, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt in 2025.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, fuel stock and stored natural gas are recorded at average cost and consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30,	December 31,
	2025	2024
Materials and supplies	$99	$99
Emission allowances	116	79
Stored natural gas	8	10
Fuel stock	5	5
Total	$228	$193

Other Current Assets

Other current assets consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30,	December 31,
	2025	2024
Prepayments	$49	$37
Income taxes receivable	38	32
Derivative assets net of collateral	5	11
Other	17	11
Total	$109	$91

AVISTA CORPORATION

Net Utility Property

Net utility property, which is recorded at original cost, net of accumulated depreciation, consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30,	December 31,
	2025	2024
Utility plant in service	$8,422	$8,180
Construction work in progress	305	238
Total	8,727	8,418
Less: Accumulated depreciation and amortization	2,524	2,431
Total	$6,203	$5,987

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30,	December 31,
	2025	2024
Equity investments	$148	$157
Operating lease ROU assets	65	66
Finance lease ROU assets	30	33
Non-utility property	14	33
Notes receivable	9	16
Long-term prepaid license fees	13	18
Pension asset	41	35
Investment in affiliated trust	12	12
Deferred compensation assets	9	9
Other	23	20
Total	$364	$399

Other Current Liabilities

Other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025	December 31, 2024
Accrued taxes other than income taxes	$29	$34
Derivative liabilities net of collateral	25	14
Employee paid time off accruals	35	32
Accrued interest	43	24
Pensions and other postretirement benefits	16	15
Other	59	65
Total	$207	$184

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025	December 31, 2024
Operating lease liabilities	$64	$62
Finance lease liabilities	33	35
Deferred investment tax credits	27	28
Climate Commitment Act obligations	118	77
Asset retirement obligations	16	18
Derivative liabilities net of collateral	11	12
Other	25	21
Total	$294	$253

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025		December 31, 2024
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$24	$11	$27	$14
Deferred Climate Commitment Act costs	23	—	50	—
Deferred power costs	17	62	9	27
Decoupling surcharge	20	11	12	12
Income tax related assets	—	245	—	246
Pension and other postretirement benefit plans	—	103	—	106
Interest rate swaps	—	167	—	172
AFUDC above FERC allowed rate	—	49	—	49
Settlement with Coeur d'Alene Tribe	—	35	—	36
Advanced meter infrastructure	—	24	—	26
Utility plant abandoned	1	37	4	38
COVID-19 deferrals	—	8	—	12
Demand side management programs	—	52	—	38
Other regulatory assets	44	74	35	71
Total regulatory assets	$129	$878	$137	$847
Regulatory Liabilities
Other income tax related liabilities	$7	$51	$5	$59
Excess deferred income taxes	13	269	14	279
Deferred Climate Commitment Act revenues	39	—	44	—
Deferred power costs	9	1	8	6
Deferred natural gas costs	36	—	25	—
Decoupling rebate	—	14	4	—
Utility plant retirement costs	—	471	—	448
Interest rate swaps	—	23	—	24
COVID-19 deferrals	—	6	—	10
Other regulatory liabilities	13	12	8	8
Total regulatory liabilities	$117	$847	$108	$834

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

Utility-related taxes included in revenue from contracts with customers were as follows for the three and nine months ended September 30 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Utility-related taxes	$17	$17	$62	$60

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement where the customer makes payments throughout the year. As of September 30, 2025, the Company estimates it had unsatisfied capacity performance obligations of $27 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

AVISTA CORPORATION

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and nine months ended September 30 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Avista Utilities
Revenue from contracts with customers	$344	$318	$1,200	$1,137
Derivative revenues	53	57	166	195
Alternative revenue programs	(8)	4	(4)	23
Deferrals and amortizations for rate refunds to customers	—	—	(2)	—
Other utility revenues	5	5	38	15
Total Avista Utilities	394	384	1,398	1,370
AEL&P
Revenue from contracts with customers	9	10	33	35
Total operating revenues	$403	$394	$1,431	$1,405

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and nine months ended September 30 (dollars in millions):

	2025			2024
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$133	$3	$136	$110	$4	$114
Commercial	106	6	112	98	6	104
Industrial	38	—	38	37	—	37
Public street and highway lighting	2	—	2	2	—	2
Total retail revenue	279	9	288	247	10	257
Transmission	7	—	7	9	—	9
Other revenue from contracts with customers	7	—	7	8	—	8
Total electric revenue from contracts with customers	$293	$9	$302	$264	$10	$274
Nine months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$409	$15	$424	$345	$15	$360
Commercial	303	18	321	276	20	296
Industrial	108	—	108	95	—	95
Public street and highway lighting	7	—	7	7	—	7
Total retail revenue	827	33	860	723	35	758
Transmission	23	—	23	28	—	28
Other revenue from contracts with customers	21	—	21	32	—	32
Total electric revenue from contracts with customers	$871	$33	$904	$783	$35	$818

AVISTA CORPORATION

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and nine months ended September 30 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Avista Utilities	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$29	$30	$203	$218
Commercial	14	17	101	114
Industrial and interruptible	2	3	9	10
Total retail revenue	45	50	313	342
Transportation	3	3	9	8
Other revenue from contracts with customers	3	1	7	4
Total natural gas revenue from contracts with customers	$51	$54	$329	$354

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

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of September 30, 2025 expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2025	3	—	12,918	9,990	157	116	570	155
2026	—	—	26,651	23,633	364	316	1,393	—
2027	—	—	13,110	11,403	—	—	1,393	—
2028	—	—	1,820	4,483	—	—	1,013	—

As of September 30, 2025, there were no expected deliveries of energy commodity derivatives after 2028.

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

The following table summarizes the foreign currency exchange derivatives outstanding as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30,	December 31,
	2025	2024
Number of contracts	17	22
Notional amount (in United States dollars)	$1	$2
Notional amount (in Canadian dollars)	1	2

AVISTA CORPORATION

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of energy commodity derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2025 (dollars in millions):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Other current assets	$5	$—	$—	$5
Other property and investments-net and other non-current assets	2	—	—	2
Other current liabilities	6	(36)	5	(25)
Other non-current liabilities and deferred credits	4	(16)	1	(11)
Total derivative instruments recorded on the balance sheet	$17	$(52)	$6	$(29)

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

The following table presents collateral outstanding related to its energy commodity derivative instruments as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30,	December 31,
	2025	2024
Cash collateral posted	$7	$24
Letters of credit outstanding	$7	$12

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

AVISTA CORPORATION

The following table presents the aggregate fair value of energy commodity derivative instruments with credit-risk-related contingent features in a liability position and the amount of additional collateral Avista Corp. could be required to post as of September 30, 2025 (dollars in millions):

September 30,
2025
Liabilities with credit-risk-related contingent features	$22
Additional collateral to post	21

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $10 million in cash to the pension plan during the nine months ended September 30, 2025, and does not expect further contributions in 2025.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in millions):

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Three months ended September 30:
Service cost	$4	$4	$1	$1
Interest cost	8	8	2	2
Expected return on plan assets	(11)	(11)	(1)	(1)
Amortization of prior service cost (credit)	—	—	—	(1)
Net loss recognition	1	1	—	—
Net periodic benefit cost	$2	$2	$2	$1
Nine months ended September 30:
Service cost	$12	$12	$2	$2
Interest cost	26	25	5	5
Expected return on plan assets	(33)	(34)	(3)	(3)
Amortization of prior service cost (credit)	—	—	—	(1)
Net loss recognition	2	2	—	1
Net periodic benefit cost	$7	$5	$4	$4

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

The following table summarizes the significant factors impacting the difference between the Company's effective tax rate and the federal statutory rate for the three and nine months ended September 30 (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
Federal income taxes at statutory rates	$7	21.0%	$4	21.0%	$29	21.0%	$24	21.0%
Increase (decrease) in tax resulting from:
Flow through related to deduction of meters and mixed service costs (1)	(1)	(1.5)	(2)	(13.2)	(5)	(3.5)	(15)	(12.7)
Tax effect of regulatory treatment of utility plant differences	(2)	(6.5)	(1)	(7.3)	(8)	(5.8)	(7)	(6.4)
State income tax expense	—	—	—	—	1	0.7	1	0.8
Other	(2)	(6.5)	(1)	(3.2)	(2)	(1.5)	(1)	(0.7)
Total income tax expense	$2	6.5%	$(0)	(2.7)%	$15	10.9%	$2	2.0%
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

AVISTA CORPORATION

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.’s revolving committed line of credit were as follows as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30,	December 31,
	2025	2024
Borrowings outstanding at end of period	$285	$342
Letters of credit outstanding at end of period	$5	$5
Average interest rate on borrowings at end of period	5.26%	5.52%

Letter of Credit Facility

Avista Corp. has a letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

Avista Corp. had $7 million and $12 million in letters of credit outstanding under this agreement as of September 30, 2025 and December 31, 2024, respectively. Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, Avista Corp. would have an immediate obligation to reimburse the bank that issued the letter of credit.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of September 30, 2025, the Company complied with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25 million that expires in June 2028. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates on borrowings under AEL&P’s revolving committed line of credit were as follows as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30,	December 31,
	2025	2024
Borrowings outstanding at end of period	$2	$12
Average interest rate on borrowings at end of period	7.75%	6.13%

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of "consolidated total debt at AEL&P" to "consolidated total capitalization at AEL&P," including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of September 30, 2025, AEL&P complied with this covenant.

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

The distribution rates were as follows during the nine months ended September 30, 2025 and the year ended December 31, 2024:

	September 30,	December 31,
	2025	2024
Low distribution rate	5.31%	5.64%
High distribution rate	5.64%	6.51%
Distribution rate at the end of the period	5.31%	5.64%

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100	$963	$1,100	$938
Long-term debt (Level 3)	1,674	1,356	1,534	1,163
Snettisham finance lease obligation (Level 3)	36	34	39	35
Long-term debt to affiliated trusts (Level 3)	52	47	52	47

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 60.46 percent to 108.83 percent of the principal amount, where 100.0 percent of the principal amount (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation fair value is determined using the Morgan Markets A Ex-Fin discount rate as published on September 30, 2025 and December 31, 2024.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 at fair value on a recurring basis (dollars in millions):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2025
Assets:
Energy commodity derivatives	$—	$17	$—	$(10)	$7
Equity Investments	—	—	49	—	49
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$17	$49	$(10)	$65
Liabilities:
Energy commodity derivatives (2)	$—	$38	$14	$(16)	$36
Total	$—	$38	$14	$(16)	$36
December 31, 2024
Assets:
Energy commodity derivatives (2)	$—	$23	$—	$(13)	$10
Interest rate swap derivatives	—	1	—	—	1
Equity Investments	—	—	53	—	53
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$24	$53	$(13)	$73
Liabilities:
Energy commodity derivatives (2)	$—	$61	$3	$(37)	$27
Total	$—	$61	$3	$(37)	$27
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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2025 (dollars in millions, except for per mmBTU amounts):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	September 30, 2025	Technique	Input	Average Price
Natural gas exchange agreement	$(14)	Internally derived weighted average cost of gas	Forward purchase prices	$1.65 - $3.30/mmBTU $2.65 Weighted Average
			Forward sales prices	$2.04 - $8.41/mmBTU $5.61 Weighted Average
			Purchase volumes	270,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

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

For the second investment, fair value is determined using an income approach utilizing a discounted cash flow model. The model is based on income statement forecasts from the underlying company to determine cash flows for the period of ownership. The model then utilizes market multiples from publicly traded comparable companies in similar industries and projects to estimate the terminal fair value. The market multiples are reduced to reflect the difference in the life cycle between the publicly traded comparable companies and the start-up nature of the investment company. The selection of appropriate comparable companies, market multiples and the reduction to those market multiples requires management judgment. The significant assumptions in the model include the discount rate representing the risk associated with the investment, market multiples and the related reduction to those multiples, revenue forecasts, and the estimated terminal date for the investment. In the event there were relevant market transactions for the same or similar securities of the subject company or there is a reasonable possibility of a transaction occurring, those transactions would be used to determine the fair value of Avista Corp.’s investment under a market approach instead of utilizing a discounted cash flow model. The market transactions are considered Level 3 inputs because they are not publicly available observable transactions.

AVISTA CORPORATION

The following table presents the quantitative information and assumptions which were used to estimate the fair values of the Level 3 equity investments as of September 30, 2025 (dollars in millions):

	Fair Value at
	September 30, 2025	Valuation Technique	Unobservable Input	Range
Equity investments	$49	Market approach	Comparable enterprise values	$130-$389 $246 Average
			Time to liquidity event	0.75 years
		Discounted cash flows	Revenue market multiples	1.17x to 9.69x Revenue 2.22x Average
			Market multiple exit reduction	50%
			Discount rate	25%
			Annual revenues	$10 - $166
			Terminal date	2030

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in millions):

	Natural Gas Exchange Agreement (1)	Equity Investments	Total
Three Months Ended September 30, 2025:
Beginning balance	$(15)	$49	$34
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	1	—	1
Ending balance as of September 30, 2025	$(14)	$49	$35
Three Months Ended September 30, 2024:
Beginning balance	$(8)	$50	$42
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	1	—	1
Recognized in net income	—	2	2
Purchases and debt conversions	—	1	1
Ending balance as of September 30, 2024	$(7)	$53	$46
Nine Months Ended September 30, 2025:
Beginning balance	$(3)	$53	$50
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(10)	—	(10)
Recognized in net income	—	(4)	(4)
Settlements	(1)	—	(1)
Ending balance as of September 30, 2025	$(14)	$49	$35
Nine Months Ended September 30, 2024:
Beginning balance	$(8)	$50	$42
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	1	—	1
Recognized in net income	—	1	1
Purchases and debt conversions	—	2	2
Ending balance as of September 30, 2024	$(7)	$53	$46
(1)
There were no purchases, issuances or transfers from other categories during the periods presented in the table above.

NOTE 12. COMMON STOCK

The Company issued shares of common stock for total net proceeds of $10 million and $45 million during the three and nine months ended September 30, 2025, respectively. Most of these shares were issued in at-the-market transactions pursuant to the Company's sales agency agreements under which the Company may offer and sell new shares of common stock through its sales agents from time

AVISTA CORPORATION

to time. Under these sales agency agreements, the Company issued 0.3 million and 1.2 million shares during the three and nine months ended September 30, 2025, respectively.

NOTE 13. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and nine months ended September 30 (dollars in millions, except per share amounts, and shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$29	$18	$122	$113
Denominator:
Weighted-average number of common shares outstanding-basic	81,232	78,836	80,721	78,463
Effect of dilutive securities:
Performance and restricted stock awards	46	132	66	82
Weighted-average number of common shares outstanding-diluted	81,278	78,968	80,787	78,545
Earnings per common share:
Basic	$0.36	$0.23	$1.51	$1.44
Diluted	$0.36	$0.23	$1.51	$1.44

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

Collective Bargaining Agreements

The Company's collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) represents 35 percent of all Avista Utilities' employees. The Company's largest represented group, representing approximately 90 percent of Avista Utilities' bargaining unit employees in Washington, Idaho and Montana, are covered under a four-year agreement which expired in March 2025. The Company and the IBEW began negotiations on a new collective bargaining agreement in the first quarter of 2025, and approved a new, four-year collective bargaining agreement in September of 2025.

In April 2025, the Company's System Operators voted to unionize, and the National Labor Relations Board certified the IBEW Local 77 as their exclusive collective bargaining representative. We are in the process of negotiating a separate contract with the IBEW for the System Operator group, which is comprised of approximately 20 employees.

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

AVISTA CORPORATION

seeking recovery of $2 million in insurance proceeds purportedly paid to their insureds. The lawsuits were filed in the Superior Court of Ferry County, Washington.

In June 2025, the Company settled with a single plaintiff which only named the Company as a defendant for less than $0.1 million. Additionally, the Company, Asplundh Tree Company and CN Utility Consulting reached agreements to settle all claims included in the remaining lawsuits for $3 million. None of the settlements in these cases were the responsibility of the Company, but rather the responsibility was split between Asplundh Tree Company and CN Utility Consulting.

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

In April and May 2025, the Company and CN Utility Consulting reached agreements to settle all claims included in the lawsuits. The total settlement paid was $27 million of which the Company paid $21 million and CN Utility Consulting was responsible for $6 million. An order dismissing all cases was entered by the Court in September of 2025.

The Company received insurance proceeds for the settlement amounts paid, resulting in no impact on net income.

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

AVISTA CORPORATION

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

Agreement Between Avista and NorthWestern

In January 2023, the Company entered into an agreement with NorthWestern under which, subject to the terms and conditions specified in the agreement, the Company will transfer its 15 percent ownership in Colstrip Units 3 and 4 to NorthWestern. There is no monetary exchange included in the transaction. The transaction is scheduled to close at midnight on January 1, 2026.

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

Agreement Between PSE and NorthWestern

In July 2024, PSE entered into an agreement with NorthWestern under which, PSE will transfer its 25 percent ownership in Colstrip Units 3 and 4 to NorthWestern. There is no monetary exchange included in the transaction. The transaction is scheduled to close at midnight on January 1, 2026.

Burnett et al. v. Talen et al.

Multiple property owners initiated a legal proceeding (titled Burnett et al. v. Talen et al.) in the Montana District Court for Rosebud County against Talen, PSE, PacifiCorp, PGE, Avista Corp., NorthWestern, and Westmoreland Rosebud Mining. The plaintiffs allege a

AVISTA CORPORATION

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

AVISTA CORPORATION

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

The following table presents information for each of the Company’s business segments (dollars in millions):

	Reportable Segments
	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other Non-Reportable Segment Items	Eliminations (1)	Total
For the three months ended September 30, 2025:
Operating revenues	$394	$9	$403	$—	$—	$403
Resource costs	115	—	115	—	—	115
Other operating expenses	120	5	125	3	—	128
Depreciation and amortization	70	3	73	—	—	73
Interest income	4	—	4	1	(1)	4
Interest expense (2)	38	2	40	—	(1)	39
Other segment expenses (3)	22	—	22	(1)	—	21
Income tax expense (benefit)	3	(1)	2	—	—	2
Net income (loss)	30	—	30	(1)	—	29
Capital expenditures (4)	127	6	133	—	—	133
For the three months ended September 30, 2024:
Operating revenues	$384	$10	$394	$—	$—	$394
Resource costs	141	1	142	—	—	142
Other operating expenses	103	4	107	—	—	107
Depreciation and amortization	65	3	68	—	—	68
Interest income	4	—	4	—	(1)	3
Interest expense (2)	36	1	37	1	(1)	37
Other segment expenses (3)	23	1	24	1	—	25
Income tax expense	—	—	—	—	—	—
Net income (loss)	20	—	20	(2)	—	18
Capital expenditures (4)	144	10	154	—	—	154
For the nine months ended September 30, 2025:
Operating revenues	$1,398	$33	$1,431	$—	$—	$1,431
Resource costs	500	1	501	—	—	501
Other operating expenses	364	13	377	4	—	381
Depreciation and amortization	207	9	216	—	—	216
Interest income	10	—	10	1	(2)	9
Interest expense (2)	110	5	115	2	(2)	115
Other segment expenses (3)	79	—	79	11	—	90
Income tax expense (benefit)	17	1	18	(3)	—	15
Net income (loss)	131	4	135	(13)	—	122
Capital expenditures (4)	363	16	379	—	—	379
For the nine months ended September 30, 2024:
Operating revenues	$1,370	$35	$1,405	$—	$—	$1,405
Resource costs	576	3	579	—	—	579
Other operating expenses	316	12	328	1	—	329
Depreciation and amortization	195	9	204	—	—	204
Interest income	13	—	13	1	(1)	13
Interest expense (2)	107	4	111	2	(1)	112
Other segment expenses (3)	77	—	77	2	—	79
Income tax expense	1	2	3	(1)	—	2
Net income (loss)	111	5	116	(3)	—	113
Capital expenditures (4)	389	16	405	—	—	405
Total Assets:
As of September 30, 2025:	$7,713	$292	$8,005	$189	$(32)	$8,162
As of December 31, 2024:	$7,494	$283	$7,777	$194	$(30)	$7,941
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of September 30, 2025, the related condensed consolidated statements of income and comprehensive income and equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 4, 2025

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

Business Segments

Our business segments have not changed during the nine months ended September 30, 2025. See the 2024 Form 10-K as well as “Note 15 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income (loss) for each of our business segments and the other businesses for the three and nine months ended September 30 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Avista Utilities	$30	$20	$131	$111
AEL&P	—	—	4	5
Other non-reportable segment loss	(1)	(2)	(13)	(3)
Net income	$29	$18	$122	$113

Executive Overview

Overall Results

Net income for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024, primarily due to the effects of our general rate cases. Partially offsetting the increase were increased operating costs, depreciation and amortization expense and income tax expense. In addition, increased investment losses associated with lower valuations of certain investments in our portfolio decreased year to date net income at our other businesses when compared to 2024.

More detailed explanations of the fluctuations in revenues and expenses are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this summary.

Resource Adequacy and 2025 Request for Proposal (RFP)

Our 2025 electric IRP was filed with the WUTC and IPUC in December 2024, and identified needs for additional generating capacity. In May 2025, we issued a request for proposal to add energy and capacity to meet projected resource needs. During the third quarter, we selected a list of projects to move to the detailed proposal stage, and expect to begin contract negotiations with final selected projects by the end of 2025. See "Future Resource Needs" for further discussion of regional resource adequacy and our RFP.

We also expect expanded transmission infrastructure will provide access to additional resources and improve reliability in our region. In November 2024, we signed a non-binding memorandum of understanding to join the North Plains Connector transmission line project, that plans to construct a transmission line from Bismarck, North Dakota to Colstrip, Montana.

For 2025, we expect generation at our hydro facilities to be approximately 85 percent of normal. To meet summer peak demands, we used additional thermal generation and economic market purchases to offset the decrease in available hydroelectric resources.

Tariffs on Imports

The President of the United States of America has imposed tariffs on certain imported goods and has announced plans to impose tariffs on others. The imposition of tariffs may impact the cost of other equipment and materials that are critical to our business, increasing capital and operating expenses, and could create supply chain disruptions. The tariffs have not had a material impact on our

AVISTA CORPORATION

operations or financial performance to date. At this time, we do not expect the impact of tariffs to be material, and have not made any adjustments to our capital or operating budget to account for increased costs resulting from tariffs.

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

Enterprise Resource Planning ("ERP") Project

We are planning to implement an ERP system, replacing a variety of existing technology tools currently in use. The system will be designed to accurately maintain our financial records, enhance operational functionality, and provide timely information to our management team related to business operations. Accounting petitions were filed with the WUTC, the IPUC and the OPUC related to the project. These petitions include requesting to defer the undepreciated technology assets being replaced and a 15 year depreciable life for implementation costs. The WUTC and IPUC approved these requests, and the petition with the OPUC remains pending.

We are in negotiations with software providers and system implementers and expect the ERP system to be implemented in 2028. We expect capital expenditures between $100 million to $130 million over the life of the project.

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

The WUTC did not approve of our request to modify the ERM under which differences between actual net power supply costs and the amount reflected in base retail customer rates are tracked. Based on our forecast energy commodity costs in 2025 and 2026, we expect actual net power supply costs to exceed the level included in base rates. We plan to continue to address how net power supply costs are set in base rates in future regulatory proceedings.

The Commission continued its support for important recovery mechanisms such as wildfire and insurance balancing accounts, and decoupling.

2026 General Rate Cases

The Company expects to file its next multi-year electric and natural gas general rate cases in the first quarter of 2026.

Colstrip Tariff

In 2019, the Washington State Legislature passed the CETA, which, among other things, requires costs associated with coal-fired generation facilities to be removed from rates no later than December 31, 2025. The WUTC order approving the settlement of the 2022 general rate cases, required us to establish a tracker for our Colstrip-related costs, including operating and maintenance expense, depreciation and amortization expense, and a return on rate base. In October 2024, we filed a cost recovery tariff seeking to recover the costs associated with our ownership of Colstrip in 2025. In the filing, we requested an increase in annual Colstrip tariff revenues of $19 million – from $24 million in 2024 to $43 million in 2025, effective January 1, 2025. In its review, WUTC Staff raised three concerns related to (1) whether forecasted 2025 investments are allowed in rates; (2) whether the capital investment included in the filing will be used and useful for customers prior to the end of 2025; and (3) one major capital investment that will not be in service until 2027. In December 2024, the WUTC allowed our filed tariff to go into effect, but set the rates as subject to refund. An Evidentiary Hearing was held in October 2025, and a final order is expected by the end of 2025.

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

AVISTA CORPORATION

The settlement was based on an ROE of 9.4 percent, with a common equity ratio of 50 percent, and an ROR of 7.19 percent.

2025 General Rate Cases

In August 2025, the IPUC approved the all-party settlement agreement designed to increase annual base electric revenues by $20 million, or 6.3 percent, effective September 2025, and $15 million, or 4.5 percent, effective September 2026. For natural gas, the agreement was designed to increase annual base natural gas revenues by $5 million, or 9.2 percent, effective September 2025, and decrease annual base natural gas revenues by $0.2 million, or 0.4 percent, effective September 2026.

The settlement was based on an ROE of 9.6 percent with a common equity ratio of 50 percent and an ROR of 7.28 percent.

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

Future Oregon General Rate Cases

In July 2025, the Governor of Oregon signed into law House Bill 3179 which modifies certain provisions of law that relate to general rate case filings and cost recovery. The law, among other things, extends the length of time for the commission to suspend rates from a proposed effective date from nine to ten months, does not allow residential rate increases of any kind between November 1 and March 31, does not allow new rates to take effect from a proceeding where the return on equity is at issue within eighteen months of the prior rate effective date, authorizes (but does not require) securitization of “capital investments” that will cause rates to “rise by more than five percent” under specific circumstances, and calls for the OPUC to establish rules requiring utilities to establish a multiyear rate plan for rate revisions where a company’s return on equity is reviewed. Such rate plans must be no less than three years and no more than seven years in length. Rulemakings to institute these provisions started in September 2025 and will continue through 2026. We are analyzing the possible effects of this legislation, including how it will impact timing of our future rate case filings.

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

AVISTA CORPORATION

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The following graph shows the total change in net income for the third quarter of 2025 compared to the third quarter of 2024, as well as the factors that caused such change (dollars in millions):

Electric utility revenues increased primarily as a result of the effects of general rate cases and customer growth, which was partially offset by decreased wholesale revenues. Natural gas revenues decreased due to decreased rates associated with the PGAs (which do not impact utility margin or net income), as well as decreased wholesale volumes.

Utility resource costs decreased primarily due to net amortizations and deferrals of electric resource costs under our regulatory recovery mechanisms. This includes the effects of the Washington general rate case and a lower level of authorized power supply costs resulting in increased deferrals.

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

Increases in earnings from other activity are primarily due to net investment gains, compared to net investment losses in the third quarter of 2024. This increase in earnings was partially offset by increased non-utility operating expenses associated with updating our estimates for an existing environmental remediation liability at one of our subsidiaries, which resulted in a pre-tax expense of $3 million.

AVISTA CORPORATION

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The following graph shows the total change in net income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as well as the factors that caused such change (dollars in millions):

Utility revenues increased as a result of the effects of general rate cases and customer and load growth. This was partially offset by decreased wholesale revenues associated with decreased sale prices, as well as decreased natural gas rates associated with PGA regulatory mechanism, which do not impact utility margin or net income.

Electric utility resource costs decreased primarily due to decreased purchased power associated with decreased wholesale prices, as well as decreased amortizations of previously deferred costs. Electric utility resource costs also decreased due to the effects of the Washington general rate case and a lower level of authorized power supply costs resulting in increased deferrals of power supply costs. Natural gas utility resource costs decreased due to decreased commodity prices, as well as decreased amortizations of previously deferred PGA costs. These decreases were offset by an increase in the amortization of costs associated with the CCA that are being recovered from customers.

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

The decrease in earnings related to other is primarily due to increased net investment losses compared to the prior year. In addition, non-utility operating expenses increased due to updating our estimates for an existing environmental remediation liability at one of our subsidiaries, which resulted in a pre-tax expense of $3 million.

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

AVISTA CORPORATION

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended September 30, 2025 and 2024:

	Electric Customers		Natural Gas Customers
	2025	2024	2025	2024
Residential	376,511	371,427	345,621	343,101
Commercial	45,985	45,564	37,414	37,215
Interruptible	—	—	51	51
Industrial	1,160	1,168	183	184
Public street and highway lighting	756	740	—	—
Total retail customers	424,412	418,899	383,269	380,551

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30, 2025 and 2024 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $1 million and $0 million for the three months ended September 30, 2025 and 2024, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the three months ended September 30 (dollars in millions):

	Electric Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$(11)	$(2)
Amortization of prior year decoupling deferrals (b)	—	4
Total electric decoupling revenue	$(11)	$2
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

Total electric revenues increased $13 million for the third quarter of 2025 as compared to the third quarter of 2024. The primary changes that occurred during the period were as follows:

•
A $32 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $22 million) and an increase in MWhs sold (increased revenues by $10 million).
o
Retail rates increased mainly due to the effects of our general rate cases.
o
Retail sales volumes increased primarily due to customer growth, as well as increased customer usage. Residential use per customer increased 6 percent, and commercial use per customer increased 2 percent.
•
A $5 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $3 million) and a decrease in sales volumes (decreased revenues $2 million). The change in volumes was due to decreased opportunities to optimize our generation assets based on market conditions.
•
A $13 million decrease in electric decoupling revenue, due to increased deferrals of rebate balances due to increased loads compared to the third quarter of 2024, as well as decreased amortizations of prior year rebate balances.

AVISTA CORPORATION

•
A $5 million decrease in other electric revenues primarily resulting from decreased renewable energy credit revenues and transmission revenues.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended September 30, 2025 and 2024 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $3 million and $6 million for the three months ended September 30, 2025 and 2024, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the three months ended September 30 (dollars in millions):

	Natural Gas Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$3	$2
Amortization of prior year decoupling deferrals (b)	—	—
Total natural gas decoupling revenue	$3	$2
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

Total natural gas revenues decreased $5 million for the third quarter of 2025 as compared to the third quarter of 2024. The primary changes that occurred during the period were as follows:

•
A $5 million decrease in natural gas retail revenues (including industrial, which is included in other) due to a decrease in retail rates (decreased revenues $4 million) and decreased sales volumes (decreased revenues $1 million).
o
Retail rates decreased mainly due to PGA rate decreases (which do not impact utility margin), partially offset by the effects of our general rate cases and net rate increases associated with the CCA.
o
The decrease in sales volumes was primarily due to a 6 percent decrease in residential usage and an 8 percent decrease in commercial usage. Retail natural gas loads and changes in customer usage during the third quarter are typically not significant to the full year.
•
A $4 million decrease in wholesale natural gas revenues due to a decrease in volumes (decreased revenues $6 million), partially offset by an increase in prices (increased revenues $2 million).
•
A $1 million increase in natural gas decoupling revenues due to increased surcharge deferrals in the current year as a result of lower customer usage due to warmer weather.

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the three months ended September 30, 2025 and 2024 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $3 million and $6 million for the three months ended September 30, 2025 and 2024, respectively.

Total electric resource costs decreased $19 million for the third quarter of 2025 as compared to the third quarter of 2024. The changes that occurred during the period were as follows:

•
A $3 million increase in power purchased due to an increase in the volume of power purchases (increased costs $5 million), partially offset by a decrease in wholesale prices (decreased costs $2 million).
•
A $3 million increase in fuel for generation. This was due to increases in fuel prices compared to the third quarter of 2024.
•
A $28 million decrease in other electric resource costs, primarily related to an increase in deferred costs, as well as a decrease in the amortization of previously deferred costs. The increase in deferred costs was primarily due to the effects of the Washington general rate case and a lower level of authorized power supply costs. This was partially offset by increased costs related to our customer assistance payment programs (low-income rate assistance and demand side management).

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for the three months ended September 30, 2025 and 2024 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $1 million and $0 million for the three months ended September 30, 2025 and 2024, respectively.

Total natural gas resource costs decreased $9 million for the third quarter of 2025 as compared to the third quarter of 2024 due to the following:

•
An $8 million decrease in natural gas purchased primarily due to a decrease in volumes consistent with a decrease in retail and wholesale sales volumes.
•
A $1 million decrease in other costs primarily due to the decrease in amortizations of previously deferred costs under PGAs, which do not impact utility margin.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 15 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the three months ended September 30, 2025 and 2024 (dollars in millions):

	Electric		Natural Gas		Intracompany		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$329	$316	$69	$74	$(4)	$(6)	$394	$384
Resource costs	88	107	31	40	(4)	(6)	115	141
Utility margin	$241	$209	$38	$34	$—	$—	$279	$243

Electric utility margin increased $32 million primarily due to the effects of our general rate cases and customer growth. Natural gas utility margin increased $4 million primarily due to the effects of our general rate cases.

In the third quarter of 2025, we had a $4 million pre-tax expense under the ERM in Washington, compared to a $3 million pre-tax expense for the third quarter of 2024.

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

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Utility Operating Revenues

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the nine months ended September 30, 2025 and 2024:

	Electric Customers		Natural Gas Customers
	2025	2024	2025	2024
Residential	375,644	370,220	345,673	342,805
Commercial	45,894	45,803	37,446	37,348
Interruptible	—	—	51	51
Industrial	1,161	1,177	183	184
Public street and highway lighting	759	735	—	—
Total retail customers	423,458	417,935	383,353	380,388

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30, 2025 and 2024 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $2 million and $4 million for the nine months ended September 30, 2025 and 2024, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the nine months ended September 30 (dollars in millions):

	Electric Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$(15)	$1
Amortization of prior year decoupling deferrals (b)	—	17
Total electric decoupling revenue	$(15)	$18
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

Total electric revenues increased $27 million for the first three quarters of 2025 as compared to the first three quarters of 2024. The primary changes that occurred during the period were as follows:

•
A $104 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $64 million), and an increase in MWhs sold (increased revenues by $40 million).
o
Retail rates increased mainly due to the effects of our general rate cases.
o
Retail sales volumes increased primarily due to customer growth, as well as increased customer usage. Residential and commercial use per customer increased 3 percent compared to 2024.
•
A $37 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $50 million), partially offset by an increase in sales volumes (increased revenues $13 million). The change in volumes was due to increased opportunities in the first half of the year to optimize our generation assets based on market conditions.

AVISTA CORPORATION

•
A $33 million decrease in electric decoupling revenue, primarily due to decreased amortizations of prior year rebate balances, as well as current year rebate deferrals due to higher customer usage compared to surcharges deferred in 2024.
•
A $13 million decrease in other electric revenues primarily resulting from decreased renewable energy credit revenues and transmission revenues.

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the nine months ended September 30, 2025 and 2024 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $7 million and $11 million for the nine months ended September 30, 2025 and 2024, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the nine months ended September 30 (dollars in millions):

	Natural Gas Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$13	$7
Amortization of prior year decoupling deferrals (b)	(2)	(2)
Total natural gas decoupling revenue	$11	$5
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

Total natural gas revenues decreased $4 million for the first three quarters of 2025 as compared to the first three quarters of 2024. The primary changes that occurred during the period were as follows:

•
A $28 million decrease in natural gas retail revenues (including industrial, which is included in other) due to a decrease in retail rates (decreased revenues $30 million), partially offset by increased sales volumes (increased revenues $2 million). Retail rates decreased mainly due to PGA rate decreases (which do not impact utility margin), partially offset by the effects of our general rate cases and net rate increases associated with the CCA.
•
A $9 million decrease in wholesale natural gas revenues due to a decrease in volumes (decreased revenues $8 million) and a decrease in prices (decreased revenues $1 million).
•
A $6 million increase in natural gas decoupling revenues primarily due to increased surcharge deferrals in the current year.
•
A $27 million increase in other gas revenues primarily due to the amortization of previously deferred revenues associated with the sale of CCA emissions credits. We amortize the deferred revenues as they are passed to customers through decreases in retail rates. The increase in other revenues was offset by decreased retail rates, resulting in no impact to utility margin.

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the nine months ended September 30, 2025 and 2024 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $7 million and $11 million for the nine months ended September 30, 2025 and 2024, respectively.

Total electric resource costs decreased $59 million for the first three quarters of 2025 as compared to the first three quarters of 2024. The changes that occurred during the period were as follows:

•
A $16 million decrease in power purchased due to a decrease in wholesale prices (decreased costs $45 million), partially offset by an increase in the volume of power purchases (increased costs $29 million). Prices during the first quarter of 2024 were elevated due to extreme cold temperatures in our region that created capacity constraints.
•
A $45 million decrease in other electric resource costs, primarily related to an increase in deferred costs, as well as a decrease in the amortization of previously deferred costs. The increase in deferred costs was primarily due to the effects of the Washington general rate case and a lower level of authorized power supply costs. This was partially offset by increased costs related to our customer assistance payment programs (low-income rate assistance and demand side management).

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for the nine months ended September 30, 2025 and 2024 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $2 million and $4 million for the nine months ended September 30, 2025 and 2024, respectively.

Total natural gas resource costs decreased $23 million for the first three quarters of 2025 as compared to the first three quarters of 2024 due to the following:

•
A $35 million decrease in natural gas purchased primarily due to a decrease in the price of natural gas.
•
A $12 million increase in other costs primarily related to the amortization of costs associated with the CCA that were recovered from customers, resulting in no impact to utility margin. This was partially offset by a decrease in amortizations of previously deferred costs under our PGAs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 15 of the Notes to Condensed Consolidated Financial Statements" to the Non-GAAP financial measure utility margin for the nine months ended September 30, 2025 and 2024 (dollars in millions):

	Electric		Natural Gas		Intracompany		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$1,000	$973	$407	$411	$(9)	$(15)	$1,398	$1,369
Resource costs	306	365	203	226	(9)	(15)	500	576
Utility margin	$694	$608	$204	$185	$—	$—	$898	$793

Electric utility margin increased $86 million primarily due to the effects of general rate cases, customer growth, and non-decoupled load growth. Natural gas utility margin increased $19 million, primarily due to the effects of general rate cases.

In the first three quarters of 2025 we had a pre-tax expense of $13 million under the ERM in Washington, compared to a pre-tax expense of $8 million in the first three quarters of 2024.

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

Results of Operations - Alaska Electric Light and Power Company

For the first three quarters of 2025, net income for AEL&P was $4 million compared to $5 million for the first three quarters of 2024.

Results of Operations - Other Businesses

Our other businesses had a net loss of $1 million for the three months ended September 30, 2025 compared to $2 million for the three months ended September 30, 2024. For the first three quarters of 2025, net loss at our other business was $13 million compared to $3 million for the first three quarters of 2024.

In the third quarter of 2025, we updated our estimates for an existing environmental remediation liability at one of our subsidiaries, which resulted in a pre-tax expense of $3 million. This expense was partially offset by net investment gains.

The fluctuation in year to date results is primarily related to higher net investment losses experienced in the first half of 2025. These investment losses were partially offset by net investment gains recognized in the third quarter of 2025. Approximately 75 percent of our investment losses in 2025 were related to our investments in clean technology. That sector was negatively impacted by shifting public policy and sentiment, leading to decreased valuations of underlying holdings in these investments. Approximately 25 percent of our investment losses in 2025 were due to dilution of our ownership percentage resulting from issuance of new shares.

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

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the nine months ended September 30, 2025. See the 2024 Form 10-K for further discussion.

As of September 30, 2025, we had $210 million of available liquidity under the Avista Corp. committed line of credit, $43 million of available liquidity under our letter of credit facility, and $23 million under the AEL&P committed line of credit. With our existing credit facilities and the expected issuances of common stock and long-term debt within the next year, we believe we have adequate liquidity to meet our needs for the next 12 months.

Review of Condensed Consolidated Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $394 million for the nine months ended September 30, 2025, compared to $444 million for the nine months ended September 30, 2024. A decrease of $127 million is associated with net power and natural gas cost deferrals and amortizations. In 2024, we recovered previously deferred costs from customers compared to returning deferred benefits in the first three quarters of 2025. The change in other current assets also decreased operating cash flows by $30 million compared to the prior year, which is associated with increased balances for income tax receivable and prepayments. These decreases were partially offset by an increase of $53 million related to the change in other regulatory asset and liability balances, including the impacts of amortization and deferral activity associated with the CCA.

AVISTA CORPORATION

Investing Activities

Net cash used in investing activities was $373 million for the nine months ended September 30, 2025, compared to $410 million for the nine months ended September 30, 2024. We paid $379 million for utility capital expenditures in 2025, compared to $405 million in 2024.

Financing Activities

Net cash provided by financing activities was $7 million for the nine months ended September 30, 2025, compared to $60 million used in financing activities for the nine months ended September 30, 2024. We issued $140 million of long-term debt in the nine months ended September 30, 2025, compared to $84 million of long-term debt issued in the nine months ended September 30, 2024. In addition, we issued $45 million of common stock and paid $119 million in dividends in the nine months ended September 30, 2025, compared to issuing $36 million of common stock and paying $112 million in dividends in the nine months ended September 30, 2024.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025		December 31, 2024
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$8	0.1%	$8	0.1%
Short-term borrowings	287	4.9	354	6.2
Long-term debt to affiliated trusts	52	0.9	52	0.9
Long-term debt and leases	2,850	48.8	2,711	47.4
Total debt	3,197	54.7	3,125	54.7
Total shareholders’ equity	2,645	45.3	2,591	45.3
Total	$5,842	100.0%	$5,716	100.0%

Our shareholders’ equity increased $54 million during the first three quarters of 2025 primarily due to net income and the issuance of common stock, which was partially offset by dividends paid.

Short Term Borrowings

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $500 million with an expiration date of June 2029. We may request that the lenders extend their commitments for an additional one-year period (subject to customary conditions).

We also have a continuing letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

The following table summarizes the balances outstanding and available liquidity as of September 30, 2025 (dollars in millions):

	Amount of Facility	Borrowings Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of Credit expiring June 2029	$500	$285	$5	$210
Letter of Credit Facility	50	N/A	7	43
Total	$550	$285	$12	$253
(1)
Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenant and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant

AVISTA CORPORATION

which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of September 30, 2025, we complied with this covenant with a ratio of 54.7 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the nine months ended September 30 (dollars in millions):

	2025	2024
$500 million line of credit, expiring June 2029
Maximum balance outstanding during the period	$400	$349
Average balance outstanding during the period	$300	$256
Average interest rate during the period	5.44%	6.44%
Average interest rate at end of the period	5.26%	6.13%

AEL&P

AEL&P has a $25 million committed line of credit that expires in June 2028. As of September 30, 2025, there was $2 million outstanding under this committed line of credit, and $23 million of available liquidity.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2025, AEL&P complied with this covenant with a ratio of 50.3 percent.

As of September 30, 2025, Avista Corp. and its subsidiaries complied with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding our short-term borrowing arrangements.

Liquidity Expectations

During July 2025, we issued and sold $120 million of long-term debt, and AEL&P entered into a term loan agreement for $20 million. We do not expect additional debt issuances in 2025. We expect to issue $80 million of common stock in 2025 (including $45 million issued through September 30, 2025).

In 2026, we expect to issue approximately $120 million of long-term debt and up to $80 million of common stock.

Capital Expenditures and Other Investments

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure, and expect base Avista Utilities' capital expenditures of the following (dollars in millions):

	2025	2026	2027	2028	2029	2030
Expected base annual capital expenditures	$525	$575	$605	$635	$670	$705

These planned capital expenditures are subject to continuing review and adjustments, and do not include expenditures for additional generation or transmission facilities that are contemplated in our IRP but have not been specifically identified and approved. See the 2024 Form 10-K for further information on our expected capital expenditures.

We expect AEL&P capital expenditures to be $19 million in 2025, $17 million in 2026 and $14 million in 2027.

We expect investments and capital expenditures at our other businesses of $5 million in 2025, $6 million in 2026 and $6 million in 2027 related to non-regulated strategic investment opportunities and economic development projects in our service territory.

AVISTA CORPORATION

Pension Plan

In the nine months ended September 30, 2025, we contributed $10 million to the pension plan, and do not expect further contributions in 2025. We expect to contribute a total of $40 million to the pension plan in the period 2026 through 2029, with an annual contribution of $10 million.

The final determination of pension plan contributions for future periods is subject to multiple variables, most of which are beyond our control, including changes to the fair value of pension plan assets, changes in actuarial assumptions (in particular, the discount rate used in determining the benefit obligation), or changes in federal legislation. We may change our pension plan contributions in the future depending on changes to any variables, including those listed above.

See "Note 6 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding the pension plan.

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the nine months ended September 30, 2025 except as follows:

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

AVISTA CORPORATION

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
•
direct the United States Attorney General to identify and act against state and local laws that burden domestic energy production and may be unconstitutional, preempted by federal law, or otherwise unlawful, particularly those tied to climate change, carbon penalties or carbon cap and trade programs, and Environmental, Social and Governance policies;
•
restrict tax credits, tighten requirements and eliminate subsidies for wind and solar projects; and
•
require the incorporation of sunset provisions into regulations governing energy production.

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

Wildfire Mitigation Legislation

In April 2025, Idaho enacted the Wildfire Standard of Care Act, which became effective in July 2025. This act requires public utilities in Idaho to prepare and submit to the IPUC for approval a wildfire mitigation plan on an annual basis. Once approved, the plan establishes the utility’s duty to stakeholders to mitigate wildfire risk. In September 2025, the IPUC issued an order establishing a filing schedule, which allows us to file our initial wildfire mitigation plan after November 1, 2025, and we expect this filing to be made during November. Once filed, the IPUC has up to six months to review and approve.

Also in April 2025, Washington enacted House Bill 1522, which became effective in July 2025. This bill requires electric utilities to file a wildfire mitigation plan with the WUTC, which must be approved or rejected within 60 days of submission. We, along with other stakeholders, are currently participating in the rulemaking process related to this legislation.

See the 2024 Form 10-K for further discussion of our environmental issues and contingencies.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2024 Form 10-K and have not materially changed during the nine months ended September 30, 2025. See the 2024 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the nine months ended September 30, 2025. Refer to the 2024 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2024.

AVISTA CORPORATION

Interest Rate Risk

We use a variety of techniques to manage our interest rate risks. We have an interest rate risk policy that includes limiting our variable rate exposures to a percentage of total capitalization, as well as issuing fixed rate long-term debt with varying maturities. Additionally, interest rate risk is managed by monitoring market conditions when issuing long-term debt and optional debt redemptions.

Credit Risk

As of September 30, 2025, we had cash deposited as collateral of $7 million and letters of credit of $7 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” in the 2024 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2025 (including contracts considered derivatives and those considered non-derivatives), we would potentially be required to post the following additional collateral (dollars in millions):

September 30, 2025
Additional collateral taking into account contractual thresholds	$22
Additional collateral without contractual thresholds	35

Energy Commodity Risk

Our energy commodity risks have not materially changed during the nine months ended September 30, 2025. See the 2024 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2025 expected to be delivered in each respective year (dollars in millions). There are no expected deliveries of energy commodity derivatives after 2028.

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2025	$—	$—	$(11)	$(4)	$3	$3	$(2)	$—
2026	—	—	(10)	(5)	4	1	(5)	—
2027	—	—	(1)	—	—	—	(5)	—
2028	—	—	—	—	—	—	(3)	—

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

AVISTA CORPORATION

Future Resource Needs

Regional Resource Adequacy

The northwest region is experiencing increased load growth, more frequent extreme weather events, and a transition to more variable energy resources. Both the region’s electric and natural gas delivery systems are also reaching full utilization during peak load conditions. These factors are increasing the risk of potential regional energy supply shortages. Historically, we have had excess capacity as compared to peak load, but during some extreme events we have had to purchase short-term energy from the wholesale market to meet demand when our energy resources were not operating at full capacity or were otherwise unavailable. The availability of excess capacity and energy in the regional wholesale market is becoming more limited during stressed system conditions. Accordingly, we are taking these conditions into account as we optimize our current electric and natural gas resources and consider our need for new resources.

2025 Request for Proposal (RFP)

In May 2025, we issued an RFP requesting bids for up to 425 MW of capacity resources to meet modeled load growth needs and anticipated new large loads. During the third quarter, we selected a list of projects to move to the detailed proposal stage.

After reviewing initial project proposals received in June, twenty supply resources were selected for the detailed proposal stage, including thermal, wind, solar and stand-alone and hybrid storage. Project structures include options for self-build, build transfer agreements and power purchase agreements. Selected renewable projects also include developer plans to meet tax credit eligibility. It is expected that a combination of projects will be recommended to meet our capacity and environmental goals consistent with those highlighted in our CEIP (see discussion below).

We expect to begin contract negotiations with final selected projects by the end of 2025. Resources selected in the RFP process will be subject to approval in future regulatory proceedings.

2025 Clean Energy Implementation Plan (CEIP)

In October 2025, the Company filed its 2025 CEIP with the WUTC in compliance with the Clean Energy Transformation Act. The CEIP proposes targets and specific actions to meet Washington State’s clean energy goals and the equitable distribution of benefits and reduction of burdens to all customers.

The 2025 CEIP includes analysis over system resource selection, which is only being used to develop demand response targets. Actual generation resource selection will be determined through the 2025 RFP, as discussed above.

Some highlights of the 2025 CEIP include:

•
Updated clean energy targets: Avista proposes increasing the amount of clean energy delivered to Washington customers from 66 percent in 2026 to 76.5 percent by 2029.
•
Modern energy management: Between 2026 and 2029, the Company plans to launch new demand response programs that could reduce electricity usage by up to 55 MW during peaks. These programs may include smart thermostats, battery storage, and other tools that help customers shift or lower their energy use when demand is highest.
•
Energy efficiency programs: The Company will grow its energy-saving programs to help customers use less electricity without giving up comfort or convenience.
•
Community engagement: The CEIP emphasizes meaningful engagement with all communities, especially named communities, which are populations disproportionately affected by environmental, financial and societal factors, among others.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2025.

There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AVISTA CORPORATION

PART II. Other Information

Item 1. Legal Proceedings

See “Note 14 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Refer to the 2024 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2024 Form 10-K, except for the following:

Problems with the transition, design or implementation of our new enterprise resource planning system could interfere with our business and operations, and adversely affect our financial condition. We are in the process of planning for the implementation of a new enterprise resource planning system, which will take multiple years to complete. The system will be designed to accurately maintain our financial records, enhance operational functionality, and provide timely information to our management team related to business operations. The implementation will require significant financial and personnel resources. There are transitional risks associated with the implementation, which may include loss of data, difficulty compiling data for external reporting requirements, costs increasing throughout the project, or other challenges in our business operations. Difficulties faced during the transition could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

AVISTA CORPORATION
(Registrant)

Date:	November 4, 2025	/s/ Kevin J. Christie
Kevin J. Christie
Senior Vice President, Chief Financial Officer, Treasurer and Regulatory Affairs Officer (Principal Financial Officer)