Form 10-K
period 2025-12-31
AVISTA CORP
filed 2026-02-25
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025 OR

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

The aggregate market value of the Registrant’s outstanding Common Stock, no par value (the only class of voting stock), held by non-affiliates is $3,078,099,757 based on the last reported sale price thereof on the consolidated tape on June 30, 2025.

As of January 31, 2026, 82,251,245 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

Documents Incorporated By Reference

Document	Part of Form 10-K into Which Document is Incorporated

Proxy Statement to be filed in connection with the annual meeting of shareholders to be held on May 14, 2026.

Prior to such filing, the Proxy Statement was filed in connection with the annual meeting of shareholders held on May 8, 2025.

Part III, Items 10, 11, 12, 13 and 14

AVISTA CORPORATION

i

AVISTA CORPORATION

AVISTA CORPORATION

* = not an applicable item in the 2025 calendar year for Avista Corp.

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

The measure of the warmness of weather experienced, based on the extent to which the average of high and low temperatures for a day is above 65 degrees Fahrenheit (annual degree days above historic indicate warmer than average temperatures)

Coyote Springs 2	-	The natural gas-fired combined-cycle Coyote Springs 2 Generating Plant located near Boardman, Oregon
CT	-	Combustion turbine
Deadband or ERM deadband	-	The first $4 million in annual power supply costs above or below the amount included in base retail rates in Washington under the ERM in the state of Washington
Ecology	-	The Washington State Department of Ecology
EIM	-	Energy Imbalance Market
Energy	-	The amount of electricity produced or consumed over a period of time, measured in KWh or MWh. Also, refers to natural gas consumed and is measured in dekatherms.
EPA	-	Environmental Protection Agency
ERM	-	The Energy Recovery Mechanism, a mechanism for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Washington
FCA	-	Fixed Cost Adjustment, the electric and natural gas decoupling mechanism in Idaho.

AVISTA CORPORATION

FERC	-	Federal Energy Regulatory Commission
FPA	-	Federal Power Act
GAAP	-	Generally Accepted Accounting Principles
GHG	-	Greenhouse gas
GS	-	Generating station
Heating degree days	-

The measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day is below 65 degrees Fahrenheit (annual degree days above historic indicate warmer than average temperatures)

IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jackson Prairie	-	Jackson Prairie Natural Gas Storage Project, an underground natural gas storage field located near Chehalis, Washington
kV	-	Kilovolt (1000 volts): a measure of capacity on transmission lines
KW, KWh	-	Kilowatt (1000 watts): a measure of generating output or capability. Kilowatt-hour (1000 watt hours): a measure of energy produced
Lancaster Plant	-	A natural gas-fired combined cycle combustion turbine plant located in Idaho
mmBTU	-	One million British Thermal Units, a thermal unit of measurement for natural gas
MPSC	-	Public Service Commission of the State of Montana
MW, MWh	-	Megawatt: 1000 KW. Megawatt-hour: 1000 KWh
MYRP	-	Multi-year rate plan
NERC	-	North American Electricity Reliability Corporation
NorthWestern	-	NorthWestern Corporation
Noxon Rapids	-	The Noxon Rapids Hydroelectric Generating Project, located on the Clark Fork River in Montana
OPUC	-	The Public Utility Commission of Oregon
PCA	-	The Power Cost Adjustment mechanism, a procedure for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Idaho
PGA	-	Purchased Gas Adjustment
PPA	-	Power Purchase Agreement
PUD	-	Public Utility District
RCA	-	The Regulatory Commission of Alaska
REC	-	Renewable energy credit
ROE	-	Return on equity
ROR	-	Rate of return on rate base
ROU	-	Right-of-use lease asset
SEC	-	U.S. Securities and Exchange Commission
Talen	-	Talen Montana, LLC, an indirect subsidiary of Talen Energy Corporation.
Therm	-	Unit of measurement for natural gas; a therm is equal to approximately one hundred cubic feet (volume) or 100,000 BTUs (energy)
WUTC	-	Washington Utilities and Transportation Commission

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

Utility Regulatory Risk

•
state and federal regulatory decisions or related judicial decisions that affect our ability to recover costs and earn a reasonable return, including, but not limited to, disallowance or delay in the recovery of capital investments, operating costs, commodity costs, the ordering of refunds to customers and discretion over allowed return on investment;
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
•
dam failure at a company-owned hydroelectric facility;
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

Technology Risk

•
changes in technologies, possibly making some of the current technology we utilize obsolete or introducing new cybersecurity risks and other new risks inherent in the use, by either us or our counterparties, of new technologies in the developmental stage including, without limitation, generative artificial intelligence;
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
•
increasing costs due to potential tariffs applied to energy commodities and/or equipment and materials;

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
•
volatility in energy commodity markets that affects our ability to effectively hedge energy commodity risks, including cash flow impacts and requirements for collateral;
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

Resource Adequacy Risk

•
the ability to source and deliver adequate energy to meet customer demand in periods of high demand or unplanned events; and
•
the potential effects of regional wholesale market strains, including during extreme weather events.

Our expectations, beliefs and projections are expressed in good faith. We believe they are reasonable based on, without limitation, an examination of historical operating trends, our records and other information available from third parties. However, there can be no assurance that our expectations, beliefs or projections will be achieved. Furthermore, any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which such statement is made or to reflect the occurrence of unanticipated events. New risks, uncertainties and other factors emerge from time to time, and it is not possible to predict all such factors, nor can we assess the effect of each such factor on our business or the extent that any such factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement.

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

As of December 31, 2025, we have two reportable business segments as follows:

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

We have other businesses, including venture fund investments, real estate investments, as well as certain other investments made by Avista Capital, which is a direct, wholly-owned subsidiary of Avista Corp. These activities do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp.

Total Avista Corp. shareholders’ equity was $2.7 billion as of December 31, 2025, which includes a $126 million investment in Avista Capital and a $129 million investment in AERC.

See “Note 24 of the Notes to Consolidated Financial Statements” for information with respect to the operating performance of each business segment (and other subsidiaries).

Human Capital

On December 31, 2025, Avista Utilities employed 1,929 individuals with bargaining unit employees comprising 36 percent of our overall workforce.

Our approach to people is a critical strategy to inspire engaged and thriving employees by empowering a high-performing organization where employees are valued, respected and have opportunities to grow. Among other things, this strategy supports hiring talented people and equipping them with capabilities, tools and a culture that empowers them to pursue great ideas. Such ideas engage the imagination, stretch us all as we continue to provide exemplary and cost-effective service to our customers. Focus areas for this strategy strive to:

•
improve employee engagement, belonging, equity, attraction and retention while building a sense of community and purpose,
•
support safety and well-being through innovative programs, best practices, tools, and technology, and
•
expand innovation disciplines, capabilities, and mindsets with cross-departmental interactions and external networks to build the utility of the future.

The following is an overview of some of our key human capital initiatives intended to inspire engaged and thriving employees and other stakeholders, such as our customers and business partners.

AVISTA CORPORATION

Employee Attraction, Development and Retention

We strive to hire and retain talented people who are innovative and skilled so we can continue to provide safe, reliable and affordable service to our customers and advance the Company at the same time. We are focused on innovative recruiting and educational outreach to organizations and schools to create greater awareness of the variety of career opportunities available in our industry and in the Company. We continue to think creatively about how we connect with our communities regarding employment opportunities, with a goal of attracting talented individuals who can help advance the Company's objectives.

All of our collective bargaining agreements are with local chapters of the International Brotherhood of Electrical Workers (IBEW). In 2025, the Company successfully negotiated a 4-year agreement for our largest collective bargaining agreement. In 2026, we have one agreement expiring and currently under negotiation for a successor contract, along with negotiations for a newly-organized bargaining unit. The partnership with IBEW is key to a holistic approach to employee attraction, engagement, and retention.

Continuous learning plays a large part in fostering collaboration and innovation among our employees and is pervasive throughout the Company. Development opportunities are created to prepare our employees at all levels to continue building their skills, knowledge and experience to perform today and in the future. Keeping our workforce equipped to succeed is imperative to meet the emerging challenges that lie ahead. We develop training that is relevant, necessary and in demand for our organization. Training is delivered through instructor-led courses, self-service topics, computer-based learning modules, and field-based, hands-on workshop models covering the range of our operations. Training programs include craft apprenticeship programs, engineering development programs, leadership development, communication skills, cross-functional learning and other topics. We also provide opportunities for our employees to attend industry events and certification programs, courses or programs offered through energy-related organizations such as the Western Energy Institute, the American Gas Association and the Edison Electric Institute, as well as through our local colleges and universities.

Competitive pay and benefits, or total rewards, are a key component of our strategy to attract and retain talented employees. The Company is committed to equitable and market-competitive compensation and has well-established practices to create competitive offers, reward performance, and support employee retention. The Company regularly monitors the benefits market and manages benefit costs through a comprehensive program that supports our employees’ physical, mental, and financial well-being.

In 2025, we conducted our biennial employee experience survey. The purpose of this survey is to provide employees at all levels of the organization with an opportunity to confidentially share their perspectives about their experiences working at Avista Corp., our workplace culture, and topics such as autonomy, enablement, growth opportunities, connection, leadership, safety, engagement and belonging, etc. The Company conducted many listening sessions to learn more about our employee needs and gain a better understanding of what actions might be taken to improve the employee experience.

Workplace Safety

Safety and well-being are an essential part of our Company’s mission and a key strategy to support our employees through innovative programs, best practices, tools and technology. A variety of programs and initiatives are in place to help employees complete their work safely through heightened vigilance, hazard recognition, defensive strategies, lessons learned, human and organizational performance and other tools intended to strengthen resilience in varying and unpredictable conditions. We work with our employees to reinforce personal responsibility regarding safety and health, and to implement measures to create and maintain a safe work environment.

AVISTA UTILITIES

General

At the end of 2025, Avista Utilities supplied retail electric service to approximately 429,000 customers and retail natural gas service to approximately 386,000 customers across its service territory. Avista Utilities' service territory covers 34,000 square miles with a population of 1.5 million.

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

As part of Avista Utilities' resource procurement and management operations in the electric business, we engage in an ongoing process of resource optimization, which involves the selection from available energy resources to serve our load obligations and the use of these resources to capture economic value through wholesale market transactions. These include sales and purchases of electric capacity and energy, fuel for electric generation, and derivative contracts related to capacity, energy, fuel and fuel transportation. Such transactions are part of the process of matching available resources with load obligations and hedging a portion of the related financial risks. To implement this process, we make continuing projections of:

•
electric loads at various points in time (ranging from intra-hour to multiple years) based on, among other things, estimates of customer usage and weather, historical data, contract terms, and emerging trends and climate modeling results,
•
resource availability at these points in time based on, among other things, fuel choices and fuel markets, estimates of snowpack and streamflows, availability of generating units, historic and forward market information, contract terms and our experience, and
•
carbon allowance costs and other emission fees associated with emission reduction legislation and policy.

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

Peak Electric Requirements

Avista Utilities' peak electric native load requirement for 2025 was 1,837 MW, which occurred on September 2, 2025. In 2024, our peak electric native load was 1,869 MW, which occurred during the winter, and in 2023, it was 1,809 MW, which occurred during the summer.

Electric Resources

Avista Utilities has a diverse electric resource mix of Company-owned and contracted hydroelectric, thermal, wind and solar generation facilities, and other contracts for power purchases and exchanges. As of December 31, 2025, Avista Utilities' electric

AVISTA CORPORATION

generation resource mix (including contracts for power purchases) was approximately 48 percent hydroelectric, 37 percent thermal and 15 percent other renewables. On January 1, 2026, the Company transferred its ownership in Colstrip to NorthWestern, resulting in a generation resource mix (including contracts for power purchases) of approximately 53 percent hydroelectric, 32 percent thermal and 15 percent other renewables. See “Item 2. Properties” for detailed information on Company-owned generating facilities and a detailed list of our PPAs.

Hydroelectric Resources

Avista Utilities owns and operates Noxon Rapids and Cabinet Gorge on the Clark Fork River and six smaller hydroelectric projects on the Spokane River. Hydroelectric generation is typically our lowest cost source per MWh of electric energy and the availability of hydroelectric generation has a significant effect on total power supply costs. Under normal streamflow and operating conditions, we estimate that we would be able to meet approximately one-half of our total average electric requirements (both retail and long-term wholesale) with the combination of our hydroelectric generation and long-term hydroelectric purchase contracts (including those with certain PUDs in the state of Washington and Columbia Basin Hydropower). Normal and actual annual hydroelectric generation increased in 2025 as a result of increased output received from additional capacity under one of our PPA contracts. Our estimate of normal annual hydroelectric generation for 2026 (including resources purchased under long-term hydroelectric contracts with certain PUDs) is 648.3 aMW (or 5.68 million MWhs).

See “Item 2. Properties - Avista Utilities” for the present generating capabilities of the above hydroelectric resources.

The following graph shows Avista Utilities' hydroelectric generation (in thousands of MWhs) during the year ended December 31:

Hydroelectric Generation
6,000
5,000
4,000
3,000
2,000
1,000
0
(in thousands of MWhs)
4,307
4,162
4,008
2025
2024
2023
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

AVISTA CORPORATION

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

We previously held a 15 percent interest in Units 3 and 4 of Colstrip, a coal-fired generating facility located in southeastern Montana. We transferred our ownership interest to NorthWestern on January 1, 2026. See “Item 7. Management's Discussion and Analysis – Colstrip” and “Note 22 of the Notes to Consolidated Financial Statements” for discussion regarding environmental and other issues surrounding Colstrip.

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

See “Avista Utilities Electric Operating Statistics – Electric Operations” below for annual quantities of purchased power, wholesale power sales and power from exchanges in 2025, 2024 and 2023. See “Electric Operations” above for additional

AVISTA CORPORATION

information on the use of wholesale purchases and sales as part of our resource optimization process and see “Future Resource Needs” below for the magnitude of these power purchase and sales contracts in future periods.

Regional Capacity Issues

The northwest region is experiencing increased load growth, more frequent extreme weather events, and a transition to more variable energy resources. Both the region’s electric and natural gas delivery systems are also reaching full utilization during peak load conditions. Purchases of capacity and energy at any time are dependent upon the availability of excess capacity in the west region at that time. Many coal-fired electric generating stations throughout the western United States are scheduled for retirement in the next several years. Depending upon a variety of factors, these retirements could have an impact upon the availability and price of purchased power in, and the dynamics of, the market in which we conduct our wholesale purchases and sales. After December 31, 2025, we are prohibited by the Clean Energy Transformation Act (CETA) from using energy produced by coal-fired plants to serve our retail customers in Washington (with some exceptions for coal generated short-term purchases), and we transferred our interest in Colstrip to NorthWestern on January 1, 2026. To the extent necessary, we will obtain energy produced by other regional resources. See “Item 7. Management's Discussion and Analysis – Environmental Matters and Contingencies – Climate Change – Washington Legislation and Regulatory Actions – Clean Energy Transformation Act” and “Colstrip.”

In addition to the retirement of coal-fired generating stations, some hydroelectric and other generation plants in the region are being considered for possible closure due to environmental and other concerns. The reduction of regional generating capacity will have to be offset by the addition of new generating resources and energy storage facilities.

Hydroelectric Licenses

Avista Corp. is a licensee under the FPA as administered by the FERC, which includes regulation of hydroelectric generation resources. Excluding the Little Falls Hydroelectric Generating Project (Little Falls), our other seven hydroelectric plants are regulated by the FERC through two project licenses.

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

Future Electric Resource Needs

Avista Utilities has operational strategies to provide sufficient resources to meet our energy requirements under a range of operating conditions. These operational strategies consider the amount of energy needed, which varies because of the factors

AVISTA CORPORATION

that influence demand over intra-hour, hourly, daily, monthly and annual durations. Our average hourly load was 1,149 aMW in 2025, 1,117 aMW in 2024 and 1,115 aMW in 2023.

The following graph shows our forecasted average annual energy requirements (in aMWs) and our available resources (in MWs) for 2026 through 2029:

(1)
Forecast system load does not include the addition of large load customers, which could increase system load and require additional resources, as contemplated in our 2025 Electric IRP.
(2)
Estimated available energy production from Company-owned Boulder Park GS, Kettle Falls CT, Northeast CT and Rathdrum CT resources.
(3)
Other contracts for power purchases include power purchase agreements for solar and wind energy.
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

AVISTA CORPORATION

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
•
Meeting CETA's 2045 targets will require significant energy transformation including maintaining our existing hydroelectric system and acquiring new energy resources which could include using hydrogen-based fuels, wind, solar and nuclear, and will include long-term energy storage.

2025 Request for Proposal (RFP)

In May 2025, we issued an RFP requesting bids for up to 425 MW of capacity resources to meet modeled load growth needs and anticipated new large loads. See further information on the RFP within “Item 7. Management's Discussion and Analysis – Executive Overview”.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition – Environmental Issues and Contingencies” for information related to existing and proposed laws and regulations that impact our resource availability.

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

AVISTA CORPORATION

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

In 2025, we spent $36 million in capital and $15 million in operating expenses on wildfire resiliency efforts. In 2026, we expect to spend approximately $45 million in capital and $20 million in operating expenses related to the program. The IPUC and WUTC approved deferral and recovery of certain operating expenses of the wildfire resiliency plan, and we will continue to seek recovery of costs in future rate filings.

Wildfire Mitigation Legislation

In April 2025, Idaho enacted the Wildfire Standard of Care Act, which became effective in July 2025. This act requires public utilities in Idaho to prepare and submit to the IPUC for approval a wildfire mitigation plan on an annual basis. Once approved, the plan establishes the utility’s duty to stakeholders to mitigate wildfire risk. In September 2025, the IPUC issued an order establishing a filing schedule. We filed our initial wildfire mitigation plan in December 2025. The plan focuses on grid hardening, vegetation management, situational awareness and operations and emergency response. The IPUC has up to six months to review and approve.

Also in April 2025, Washington enacted House Bill 1522, which became effective in July 2025. This bill requires electric utilities to file a wildfire mitigation plan with the WUTC, which must be approved or rejected within 60 days of submission. We, along with other stakeholders, are currently participating in the rulemaking process related to this legislation.

See “Note 22 of the Notes to Consolidated Financial Statements” for further discussion on wildfire activity and related litigation proceedings.

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

Weather is a key component of our natural gas customer load. This load is highly variable and daily natural gas loads can differ significantly from the monthly forecasted load projections. We make continuing projections of our natural gas loads and assess available natural gas resources. Based on these projections, we plan and execute a series of transactions to hedge a portion of our customers' projected natural gas requirements through forward market transactions and derivative instruments. These transactions may extend for multiple years. We also leave a portion of our natural gas supply requirements unhedged for purchase in the short-term spot markets.

As part of the process of balancing natural gas retail load requirements with resources, we engage in the wholesale purchase and sale of natural gas. We plan for sufficient natural gas delivery capacity to serve our retail customers for a theoretical peak

AVISTA CORPORATION

day event. We generally have more pipeline and storage capacity than is needed during periods other than on a peak day. We optimize our natural gas resources by using market opportunities to generate economic value that helps mitigate fixed costs. Wholesale sales are delivered through wholesale market facilities outside of our natural gas distribution system. Natural gas resource optimization activities include, but are not limited to:

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

Natural Gas Clean Energy Goals

We have an aspirational goal for our natural gas operations to be carbon neutral by 2045. Examples of carbon emissions reduction strategies include the following:

•
diversify or transition from conventional fossil fuel natural gas to renewable natural gas, hydrogen, and other renewable biofuels,
•
reduce natural gas consumption via conservation, energy efficiency and new technologies, and
•
purchase carbon offsets as necessary.

See “Item 7. Management’s Discussion and Analysis of Financial Condition – Environmental Issues and Contingencies” for further discussion on clean energy, including applicable regulations.

We have several contracts for renewable natural gas to purchase an expected output of approximately 8.6 million therms annually from various projects.

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

AVISTA CORPORATION

storage, and then sell the gas in a forward market to be withdrawn later. The reverse of this type of transaction also occurs. These transactions lock in incremental value for customers. Jackson Prairie is also used as a variable peaking resource, and to protect from extreme daily price volatility during cold weather or other events affecting the market.

Future Gas Resource Needs

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

Highlights of the 2025 Natural Gas IRP include the following expectations and/or assumptions:

•
Customer usage estimates are increasingly difficult to forecast due to the variety of rules and codes passed by Oregon, Washington, and federal administrations. The Washington building codes are assumed to remain in effect. See “Item 7. Management’s Discussion and Analysis of Financial Condition – Environmental Issues and Contingencies” for further discussion of Washington building codes, including impacts to our business.
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

We are required to file a natural gas IRP every two years and we anticipate our next IRP to be filed in 2027.

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

AVISTA CORPORATION

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

Regional Transmission Planning

Beginning with FERC Order No. 888 and continuing with subsequent rulemakings and policies, the FERC has encouraged better coordination and operational consistency aimed at capturing efficiencies that might otherwise be gained through the formation of a Regional Transmission Organization or an independent system operator.

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

AVISTA CORPORATION

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

Regional Energy Markets

The CAISO operates the Western Energy Imbalance Market (EIM) in the western United States. We are participants in the Western EIM, along with all investor-owned utilities in the Pacific Northwest. The Western EIM, among other things, facilitates regional load balancing by allowing certain generating plants to receive automated dispatch signals from the CAISO in five-minute intervals.

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

A successful attack on our administrative networks could compromise the security and privacy of data, including operating, financial and personal information. A successful attack on our operating networks could impair the operation of our electric and/or natural gas utility facilities, possibly resulting in our inability to provide electric and/or natural gas service for extended periods of time.

We continually reinforce and update our defensive systems and comply with the NERC’s reliability standards. See “Reliability Standards,” “Item 1A. Risk Factors – Cybersecurity Risk Factors” and “Item 1C. Cybersecurity” for further information.

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2025	2024	2023
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Millions):
Residential	$550	$473	$425
Commercial	402	369	344
Industrial	142	131	110
Public street and highway lighting	9	9	8
Total retail	1,103	982	887
Wholesale	187	225	250
Sales of fuel	20	13	(26)
Other	34	81	61
Total electric operating revenues	$1,344	$1,301	$1,172
ENERGY SALES (Thousands of MWhs):
Residential	4,114	4,018	4,020
Commercial	3,216	3,166	3,160
Industrial	1,912	1,785	1,671
Public street and highway lighting	15	17	17
Total retail	9,257	8,986	8,868
Wholesale	4,457	3,740	3,468
Total electric energy sales	13,714	12,726	12,336
ENERGY RESOURCES (Thousands of MWhs):
Hydroelectric generation (from Company facilities)	3,195	3,168	3,024
Thermal generation (from Company facilities)	4,815	4,995	5,084
Purchased power	6,040	4,965	5,121
Power exchanges	(13)	(14)	(421)
Total power resources	14,037	13,114	12,808
Energy losses and Company use	(323)	(388)	(472)
Total energy resources (net of losses)	13,714	12,726	12,336
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	376,349	371,076	366,450
Commercial	45,959	45,794	45,341
Industrial	1,159	1,175	1,188
Public street and highway lighting	761	739	690
Total electric retail customers	424,228	418,784	413,669
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	10,931	10,827	10,971
Revenue per KWh (in cents)	13.37	11.78	10.58
Annual revenue per customer (in dollars)	$1,462	$1,276	$1,160
AVERAGE HOURLY LOAD (aMW)	1,149	1,117	1,115

AVISTA CORPORATION

AVISTA UTILITIES ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2025	2024	2023
RETAIL NATIVE LOAD at time of system peak (MW):
Winter	1,832	1,869	1,771
Summer	1,837	1,831	1,809
COOLING DEGREE DAYS: (1)
Spokane, WA
Actual	845	903	811
Historical average	607	596	585
% of average	139%	152%	139%
HEATING DEGREE DAYS: (2)
Spokane, WA
Actual	5,782	5,875	6,012
Historical average	6,521	6,569	6,557
% of average	89%	89%	92%

(1)
Cooling degree days are the measure of the warmness of weather experienced, based on the extent to which the average of high and low temperatures for a day is above 65 degrees Fahrenheit (annual degree days above historical average indicate warmer than average temperatures).
(2)
Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day is below 65 degrees Fahrenheit (annual degree days below historical averages indicate warmer than average temperatures).

AVISTA CORPORATION

AVISTA UTILITIES NATURAL GAS OPERATING STATISTICS

	Years Ended December 31,
	2025	2024	2023
NATURAL GAS OPERATIONS
OPERATING REVENUES (Dollars in Millions):
Residential	$291	$317	$326
Commercial	137	163	164
Interruptible	9	9	13
Industrial	3	4	4
Total retail	440	493	507
Wholesale	52	61	55
Transportation	13	11	8
Other	79	41	1
Total natural gas operating revenues	$584	$606	$571
THERMS DELIVERED (Thousands of Therms):
Residential	209,200	217,808	225,665
Commercial	132,932	137,972	138,719
Interruptible	25,503	20,682	20,158
Industrial	4,732	4,347	4,914
Total retail	372,367	380,809	389,456
Wholesale	228,646	271,803	262,188
Transportation	156,883	178,236	165,066
Interdepartmental and Company use	389	391	413
Total therms delivered	758,285	831,239	817,123
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	346,048	343,267	340,655
Commercial	37,481	37,353	37,193
Interruptible	51	52	50
Industrial	184	185	187
Total natural gas retail customers	383,764	380,857	378,085
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (therms)	605	635	662
Revenue per therm (in dollars)	$1.39	$1.46	$1.44
Annual revenue per customer (in dollars)	$840	$925	$956
HEATING DEGREE DAYS: (1)
Spokane, WA
Actual	5,782	5,875	6,012
Historical average	6,521	6,569	6,557
% of average	89%	89%	92%
Medford, OR
Actual	4,169	3,963	4,295
Historical average	4,252	4,282	4,248
% of average	98%	93%	101%
(1)
Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day is below 65 degrees Fahrenheit (annual degree days below historic indicate warmer than average temperatures).

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

The Snettisham hydroelectric project is owned by the Alaska Industrial Development and Export Authority (AIDEA), a public corporation of the State of Alaska. AIDEA issued revenue bonds in 1998 (which were refinanced in 2015) to finance its acquisition of the project. These bonds were outstanding in the amount of $36 million as of December 31, 2025 and mature in January 2034. AEL&P has a PPA and operating and maintenance agreement with the AIDEA to operate and maintain the facility. This PPA is a take-or-pay obligation, expiring in December 2038. AIDEA's bonds are payable solely out of the revenues received under the PPA. Amounts payable by AEL&P under the PPA are equal to the required debt service on the bonds plus operating and maintenance costs.

This PPA is a finance lease and, as of December 31, 2025, the finance lease obligation was $36 million. Snettisham Electric Company, a non-operating subsidiary of AERC, has the option to purchase the Snettisham project at any time for a price equal to the principal amount of the bonds outstanding at that time. See “Note 5 of the Notes to Consolidated Financial Statements” for further discussion of the Snettisham finance lease obligation.

AEL&P has 107.5 MW of diesel generating capacity from four facilities to provide back-up service to firm customers when necessary.

The following graph shows AEL&P's hydroelectric generation (in thousands of MWhs) during the time periods indicated below:

(1)
Normal hydroelectric generation is defined as the energy output of the plant during a year with average inflows to the reservoir.

As of December 31, 2025, AEL&P served approximately 17,600 customers. Its primary customers include city, state and federal governmental entities located in Juneau, as well as a mine located in the Juneau area. Most of AEL&P’s customers are served on a firm basis while certain of its customers, including its largest customer, are served on an interruptible sales basis. AEL&P maintains separate rate tariffs for each of its customer classes, as well as seasonal rates.

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

AEL&P ELECTRIC OPERATING STATISTICS

	Years Ended December 31,
	2025	2024	2023
ELECTRIC OPERATIONS
OPERATING REVENUES (Dollars in Millions):
Residential	$22	$22	$20
Commercial and government	25	27	27
Total retail	47	49	47
Other	—	1	1
Total electric operating revenues	$47	$50	$48
ENERGY SALES (Thousands of MWhs):
Residential	169	171	161
Commercial and government	232	255	249
Public street and highway lighting	1	1	1
Total electric energy sales	402	427	411
NUMBER OF RETAIL CUSTOMERS (Average for Period):
Residential	15,330	15,236	15,142
Commercial and government	2,389	2,338	2,327
Public street and highway lighting	251	249	248
Total electric retail customers	17,970	17,823	17,717
RESIDENTIAL SERVICE AVERAGES:
Annual use per customer (KWh)	11,045	11,192	10,633
Revenue per KWh (in cents)	12.66	12.66	12.54
Annual revenue per customer (in dollars)	$1,398	$1,417	$1,336
HEATING DEGREE DAYS: (1)
Juneau, AK
Actual	8,118	8,139	7,550
Historical average	8,336	8,336	8,336
% of average	97%	98%	91%

(1)
Heating degree days are the measure of the coldness of weather experienced, based on the extent to which the average of high and low temperatures for a day is below 65 degrees Fahrenheit (annual heating degree days below historical average indicate warmer than average temperatures).

AVISTA CORPORATION

OTHER BUSINESSES

The following table shows our assets related to our other businesses, including intercompany amounts as of December 31 (dollars in millions):

Entity and Asset Type	2025	2024
Avista Capital
Equity investments	$148	$157
Notes receivable – third parties	11	18
Other assets	6	7
Alaska companies (AERC and AJT Mining)	12	12
Total	$177	$194

Avista Capital's equity investments are primarily investments in emerging technology and biotechnology companies and venture capital funds, as well as investment in a joint venture focused on local real estate development and economic growth.

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

Avista Utilities' annual operating expenses and the costs associated with incremental investments in utility assets continue to grow at a faster rate than revenue. Our ability to recover these expenses and capital costs depends on the adequacy and timeliness of retail rate increases allowed by regulatory agencies, as well as managing costs. We expect to periodically file for rate increases with regulatory agencies to recover our expenses and capital costs and provide an opportunity to earn a reasonable rate of return for shareholders. If regulators do not grant rate increases or grant substantially lower rate increases than our requests in the future or if recovery of deferred expenses is disallowed, or if regulators do not allow us to recover costs associated with assets required to be retired or divested to comply with emerging laws and regulations, it could have a negative effect on our financial condition, results of operations or cash flows. See further discussion of regulatory matters in “Item 7. Management's Discussion and Analysis – Regulatory Matters.”

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

Our operations are subject to operational and event risks that include:

•
severe weather or natural disasters, including, but not limited to, avalanches, wind storms, wildfires, earthquakes, floods, snow and ice storms, and heat waves due to normal weather variations as well as the impacts of climate change which could disrupt energy generation, transmission and distribution, as well as the availability and costs of materials, equipment, supplies, support services and general business operations,
•
blackouts or disruptions of interconnected transmission systems (the regional power grid),
•
unplanned outages at generating plants,
•
changes in the availability and cost of purchased power, fuel and natural gas, including delivery constraints and restrictions imposed by the transition to renewable and/or non-emitting energy sources, which can disrupt service to customers,
•
explosions, fires, accidents, or mechanical breakdowns that could occur while operating and maintaining our generation, transmission and distribution systems, including, but not limited to, increased risk associated with emerging renewable technologies as these technologies continue to mature,
•
property damage or injuries to third parties caused by our generation, transmission and distribution systems,
•
dam failure at a company-owned hydroelectric facility,
•
natural disasters that can disrupt energy generation, transmission and distribution, and general business operations,
•
terrorist attacks or other malicious acts that may disrupt or cause damage to our utility assets or the vendors we utilize, and
•
increased costs or delay of capital projects associated with the ability of suppliers, vendors or contractors to perform,
•
general workforce problems, including decreased employee engagement, which may impact strategy execution and negatively affect retention, ability to attract workers, and result in challenges in collective bargaining, possible work stoppages, and strikes. Retention of employees may also be negatively impacted by early retirements, insufficient remote work opportunities, and higher pay offered by other employers. Attractions of employees to support strategies may be affected by higher pay offered from other companies, more liberal remote work opportunities offered by other employers, and other work-life balance benefits afforded by other companies.

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

Damage to facilities could be caused by severe weather or natural disasters, such as snow, ice, wind storms, floods, wildfires, earthquakes or avalanches. The cost of implementing rapid response or repair to such facilities can be significant. Overhead electric lines are most susceptible to damage caused by severe weather and are not covered by insurance.

Physical attacks on our assets could have a negative impact on our business and our results of operations.

Our generation, transmission and distribution assets and the systems that monitor and operate these assets are critical infrastructure for providing service to our customers. Security threats are continuing to evolve, and our industry is subject to

AVISTA CORPORATION

attempts to disrupt operations. Significant destruction or interruption of these assets and systems could prevent us from fulfilling our critical business functions, including delivering energy to customers. This could result in experiencing a loss of revenues and/or additional costs to replace or restore assets and systems, and may increase costs associated with heightened security requirements.

Lack of control over facilities under PPAs could impact power supply costs

Generating facilities not owned by us, whose output we acquire under a PPA, could be foreclosed on by creditors of the owner, even though we are performing under the terms of the PPA. This could result in either an increase in the price to be paid by us, or the output of the facilities being diverted from us and sold to other parties.

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

AVISTA CORPORATION

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

We are in the process of planning for the implementation of a new cloud-based enterprise resource planning system, which will take multiple years to complete. See further information on the enterprise resource planning system within “Item 7. Management's Discussion and Analysis – Executive Overview”. There are transitional risks associated with the implementation, which may include loss of data in the conversion from on-premises systems to the cloud, difficulty compiling data for external reporting requirements, costs increasing throughout the project, or other challenges in our business operations. Difficulties faced during the transition could have a material adverse effect on our business, financial condition, and results of operations.

The expanded adoption of artificial intelligence has the potential to increase exposure to cyberattacks and negatively impact business operations.

The adoption of artificial intelligence (AI) is driving demand for energy while also presenting opportunities and unique risks to the utility business. AI enabled tools are proving to increase efficiency and add value to daily work processes as the use and adoption continues to expand. While use cases to drive efficiencies through AI develop, cyber attackers are targeting the tools and systems used to create the efficiencies, requiring enhanced analytics and monitoring. Reliance on AI generated information and data may enhance the exposure risk over time.

AI driven solutions will be essential to compete in the marketplace, whether it be for material or energy procurement, or financial transactions, AI will accelerate data driven decision making. Therefore, AI literacy is essential. Not advancing the understanding and use of AI may compromise the operational and financial progress of the Company.

AVISTA CORPORATION

Strategic Risk Factors

Our strategic business plans, which may be affected by the foregoing, may change, including the entry into new businesses and/or the exit from existing businesses and/or the curtailment of our business development efforts where potential future business is uncertain.

Our strategic business plans could be affected by or result in the following:

•
disruptive innovations in the marketplace may outpace our ability to compete or manage our risk (including the transition to renewable and/or non-emitting energy resources),
•
customers may have a choice in the future over the sources from which to receive their energy, and we may not be able to compete,
•
potential difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and losses of key employees, challenges with respect to operating new businesses and other unanticipated risks and liabilities,
•
reduced control over generation resources resulting from reliance on contract power from third-party owners of generation assets, which could limit our ability to balance resources with demand,
•
market or other conditions that could adversely affect our operations or require changes to our business strategy and could result in reduced assets and net income,
•
affordability of electric and/or gas services may be a challenge for customers resulting in increased delayed payment for utility services,
•
potential reputational risk arising from repeated general rate case filings, degradation in the quality of service, or from failed strategic investments and opportunities, which could erode shareholder, customer and community satisfaction with the Company, and
•
the risk of municipalization or other form of service territory reduction.

Non-regulated investments in businesses outside of our core utilities operations may increase earnings volatility and can be difficult to sell due to their illiquid nature.

The fair values of our respective equity investments fluctuate from period to period, and such changes in fair value directly affect our net income. While we make these investments after prudent analysis and with the expectation of eventual financial gains, there is no assurance these investments will ultimately be successful. A significant portion of our investment portfolio consists of equity interests in privately held companies, which are inherently illiquid due to a lack of established market. Liquidity events are largely outside of our control, and may not occur on a timely basis (or may never occur). In addition, it is likely the value of these investments will continue to fluctuate as the businesses continue to mature, causing corresponding changes in our net income. The risks faced by these businesses may differ from the risks faced by our utility operations.

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

Legislative, regulatory and advocacy efforts at the local, state, national and international levels concerning climate change and other environmental issues could have significant impacts on our operations. The electric and natural gas utility industries are frequently affected by proposals to curb greenhouse gas and other air emissions. Various regulatory and legislative proposals have been made to limit or further restrict byproducts of combustion, including those resulting from the use of natural gas by

AVISTA CORPORATION

our customers. In addition, there are regulatory and legislative initiatives that have been passed which are designed to limit greenhouse gas emissions and increase the use of renewable sources of energy. In addition, regulatory and legislative initiatives may restrict customers' access to natural gas and/or require or limit natural gas infrastructure in buildings. Other initiatives may seek to promote social interests expressed as energy equity, environmental justice or similar frameworks. Such legislation could direct and/or restrict the operation and raise the costs of our power generation resources and energy delivery infrastructure as well as the distribution of natural gas to our customers.

We expect continuing legislative and regulatory activity in the future, and we are evaluating the extent to which potential changes to environmental laws and regulations may:

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

The price of power tends to be lower during periods with excess supply, such as the spring when hydroelectric conditions are usually at their maximum and various facilities are required to operate to meet environmental mandates. Oversupply can be exacerbated when intermittent resources such as wind generation produce output that may be supported by price subsidies. In extreme situations, we may be required to sell excess energy at negative prices.

AVISTA CORPORATION

As a result of these combined factors, our net cost of power supply – the difference between our costs of generation and market purchases, reduced by our revenue from wholesale sales – varies significantly because of weather.

We rely on regular access to financial markets, but we cannot assure favorable or reasonable financing terms will be available when we need them.

Access to capital markets is critical to our operations and our capital structure. We have significant capital requirements that we expect to fund, in part, by accessing capital markets. As such, the state of financial markets and credit availability in the global, United States and regional economies impact our financial condition. We could experience increased borrowing costs or limited access to capital on reasonable terms.

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

We have concentrations of suppliers and customers in the electric and natural gas industries, including:

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

AVISTA CORPORATION

We are a participant in the EIM, and engage in direct and indirect power purchase and sale transactions in connection with that participation. The EIM collateral requirements are based on established credit criteria, but there is no assurance the collateral will be sufficient to cover obligations that counterparties may owe each other in the EIM, and credit losses could be allocated among all EIM participants, including us. A significant failure of a participant in the EIM to make payments when its obligations are due could have a ripple effect on our counterparties in the power and gas markets if those counterparties experience ancillary liquidity issues, and could result in a decline in the ability of our counterparties to perform on their obligations.

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

We hedge a portion of our energy commodity risk with physical and financial derivative instruments that may require the posting of collateral. When we enter into fixed price energy commodity transactions for future delivery, we are subject to credit terms that may require us to provide collateral to wholesale counterparties related to the difference between forward prices and the agreed upon fixed prices. These collateral requirements can place significant demands on our cash flows or borrowing arrangements. Price volatility can cause collateral requirements to change quickly and significantly.

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

Generation plants may become obsolete. We rely on a variety of generation and energy commodity market sources to fulfill our obligation to serve customers and meet the demands of our counterparty agreements. Some of our generation sources, such as coal, may become obsolete or be prematurely retired through regulatory action or legislation. This could result in higher commodity costs to replace the lost generation, as well as higher costs to retire the generation source before the end of its expected life. This also includes costs (including replacement of lost generation) associated with our transfer of Colstrip ownership to NorthWestern as of January 1, 2026. See “Item 7. Management's Discussion and Analysis – Environmental Issues and Contingencies” for discussion regarding environmental and other issues surrounding Colstrip.

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

AVISTA CORPORATION

Resource Adequacy Risk Factors

Multiple factors are influencing the ability to source and deliver adequate energy to meet customer demand, which could lead to power and gas market liquidity risks.

Local and regional factors may occur and impact our ability to meet energy needs during periods of high demand or unplanned events. Locally, some combination of factors such as unanticipated load growth, unforeseen localized climatic changes, decreases in water availability for hydro generation, and prolonged unplanned generation outages could result in being short the energy we need to meet customer demand. External to localized conditions and events, the regional wholesale market, to which we would turn to purchase energy to meet short-term shortfalls, has become strained during regional events. If the northwest region does not build sufficient new generation capacity and additional transmission and gas transport, there is a risk that we will not be able to depend on excess energy market purchases to meet customer demand during extreme weather events. These factors are increasing the risk of potential regional energy supply shortages and the ability for us to access additional energy during periods of high demand or unplanned events.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing date of this Annual Report on Form 10-K, we have no unresolved comments from the staff of the SEC.

ITEM 1C. CYBERSECURITY

The energy sector, including electric and natural gas utility companies, has become the subject of cyberattacks with increased frequency and we, along with other utility companies, are the target of these frequent attacks. In addition, there is a growing reliance on third party providers which are also subject to attacks and breaches. Any unexpected failure, or unauthorized access to technology systems or third parties relied upon can result in the unavailability of systems or services, which can result in a loss of operating revenues, damage to our brand and reputation, and/or an increase in operating expenses and costs to repair or replace damaged assets. To date, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our results of operation or financial condition. See “Risk Factors – Cybersecurity Risk Factors” for further information regarding the risks we face from cybersecurity threats.

We consider the management of cybersecurity risk in our overall enterprise risk management process. See “Item 7. Management’s Discussion and Analysis - Enterprise Risk Management” for further discussion of the process.

We mitigate cyber risk by maintaining an enterprise security program based on the National Institute of Standards and Technology Cybersecurity Framework. This program includes trainings and exercises at all levels of the Company. Our security program incorporates enterprise business continuity which facilitates a business impact analysis of core functions for development of emergency operating and disaster recovery plans and coordinates annual testing and training exercises. In addition, there are independent third party and regulatory audits of our security program.

The cybersecurity risk management program is overseen by senior leadership within our Technology and Security functions. The program is led by the Senior Vice President of Operations and Technology and the Vice President, Chief Information and Security Officer. The Senior Vice President of Operations and Technology has more than 20 years of experience in information technology leadership, including roles directing enterprise systems and cybersecurity programs at other companies. The Vice President, Chief Information and Security Officer has over 15 years of experience at the Company, having served in engineering and technology leadership roles, including as the Director of Information Technology Infrastructure and the Director of Applications. This program includes maintenance of appropriate cybersecurity measures, such as firewalls, anti-virus, patching, and other zero-trust security protocols, monitoring for intrusion and security events that may include a data breach or an attack on our operations, and working with our supply chain department to ensure contracts with third party service providers include appropriate requirements for the mitigation of cybersecurity risk that might impact our business.

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

AVISTA CORPORATION

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

Avista Utilities' electric properties, located in the states of Washington, Idaho, Montana and Oregon, include the following:

Company-Owned Generation Properties

Present Capability (MW) (1)
Hydroelectric Generating Stations (River)
Washington:
Long Lake (Spokane)	88
Little Falls (Spokane)	48
Nine Mile (Spokane)	41
Upper Falls (Spokane)	10
Monroe Street (Spokane)	15
Idaho:
Cabinet Gorge (Clark Fork) (2)	273
Post Falls (Spokane)	12
Montana:
Noxon Rapids (Clark Fork)	562
Total Hydroelectric	1,049
Thermal Generating Stations (cycle, fuel source)
Washington:
Kettle Falls GS (combined-cycle, wood waste) (3)	53
Kettle Falls CT (combined-cycle, natural gas) (3)	7
Northeast CT (simple-cycle, natural gas)	65
Boulder Park GS (simple-cycle, natural gas)	25
Idaho:
Rathdrum CT (simple-cycle, natural gas)	166
Montana:
Colstrip Units 3 and 4 (simple-cycle, coal) (4)	—
Oregon:
Coyote Springs 2 (combined-cycle, natural gas)	322
Total Thermal	638
Total Generation Properties	1,687
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
(4)
Our 15 percent interest in Colstrip was transferred to NorthWestern on January 1, 2026. See “Item 7. Management’s Discussion and Analysis of Financial Condition – Colstrip” for information related to Colstrip Units 3 and 4.

Electric Power Purchase Agreements

Avista Utilities enters into long-term PPAs to purchase a portion or all of the output of specific generation assets. These generating assets are owned by other parties, not the Company, and are not subject to the lien of Avista Corp.'s mortgage

AVISTA CORPORATION

indenture. However, these assets are subject to the liens securing the indebtedness of the respective owners. See further discussion of certain of these PPAs in “Part 1 – Item 1. Business – Avista Utilities – Electric Operations”. The following is a summary of PPAs as of December 31, 2025:

Generating Source	Present Capability (MW) (1)	Expiration of Contract
Hydroelectric
Douglas County PUD	16	2028
Grant County PUD	76	2052
Chelan County PUD (2)	263	2045
Columbia Basin Hydro (3)	103	2045
Total Hydroelectric	458
Thermal
Lancaster	276	2041
Wind
Clearwater Wind	98	2055
Palouse Wind	105	2042
Rattlesnake Flat Wind	144	2040
Total Wind	347
Solar
Lind Solar	20	2038
Total Power Purchase Agreements	1,100
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

Electric Distribution and Transmission Plant

Avista Utilities owns and operates approximately 20,000 miles of primary and secondary electric distribution lines providing service to retail customers. We have an electric transmission system of approximately 700 miles of 230 kV line and approximately 1,600 miles of 115 kV line. We also own an 11 percent interest in approximately 600 miles of a 500 kV line between Colstrip, Montana and Townsend, Montana. Our transmission and distribution systems also include numerous substations with transformers, switches, monitoring and metering devices and other equipment.

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

The 115 kV lines provide for transmission of energy and the integration of smaller generation facilities with our service-area load centers, including the Spokane River hydroelectric projects, the Kettle Falls projects, Rathdrum CT, Boulder Park GS and Northeast CT. These lines interconnect with the BPA, Chelan County PUD, the Grand Coulee Project Hydroelectric Authority, Grant County PUD, NorthWestern, PacifiCorp and Pend Oreille County PUD. Both the 115 kV and 230 kV interconnections with the BPA are used to transfer energy to facilitate service to each other’s customers that are connected through the other’s

AVISTA CORPORATION

transmission system. We hold a long-term transmission agreement with the BPA that allows us to serve our native load customers that are connected through the BPA’s transmission system.

Natural Gas Plant

Avista Utilities has natural gas distribution mains of approximately 3,600 miles in Washington, 2,300 miles in Idaho and 2,400 miles in Oregon. We have natural gas transmission mains of approximately 75 miles in Washington and 15 miles in Oregon. Our natural gas system includes numerous regulator stations, service distribution lines, monitoring and metering devices, and other equipment.

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

AVISTA CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Avista Corp. Market Information and Dividend Policy

Avista Corp.'s common stock is listed on the New York Stock Exchange under the ticker symbol “AVA.” As of January 31, 2026, there were 5,541 registered shareholders of our common stock.

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

The payment of dividends on common stock could be limited by:

•
certain covenants applicable to preferred stock (when outstanding) contained in the Company’s Restated Articles of Incorporation, as amended (currently there are no preferred shares outstanding),
•
certain covenants applicable to the Company's outstanding long-term debt and committed line of credit agreements (see “Item 7. Management's Discussion and Analysis - Capital Resources” for compliance with these covenants),
•
the hydroelectric licensing requirements of section 10(d) of the FPA (see “Note 1 of Notes to Consolidated Financial Statements”), and
•
certain requirements under the OPUC approval of the AERC acquisition in 2014. The OPUC's AERC acquisition order requires Avista Utilities to maintain a capital structure of no less than 35 percent common equity (including short-term debt). This limitation may be revised upon request by the Company with approval from the OPUC.

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

ITEM 6. [REMOVED AND RESERVED]

AVISTA CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses financial statement items and comparisons between 2025 and 2024. Discussion of 2023 financial statement items and comparisons between 2024 and 2023 not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Business Segments

As of December 31, 2025, we have two reportable business segments, Avista Utilities and AEL&P. We also have other businesses which do not represent a reportable business segment and are conducted by various direct and indirect subsidiaries of Avista Corp. See “Part I, Item 1. Business – Company Overview” for further discussion of our business segments.

The following table presents net income (loss) for each of our business segments and the other businesses, for the year ended December 31 (dollars in millions):

	2025	2024	2023
Avista Utilities	$201	$179	$167
AEL&P	6	8	9
Other non-reportable segment loss	(14)	(7)	(5)
Net income	$193	$180	$171

Executive Overview

Overall Results

Net income increased primarily due to the effects of general rate cases. This increase in earnings was partially offset by increases in other operating expenses, depreciation and amortization expense, taxes other than income taxes and interest expense. The increase in net income was also partially offset by a $9 million refund to be issued to customers for adjustments related to Colstrip investments. See "Regulatory Matters" for further details regarding the Colstrip final order. In addition, increased investment losses associated with lower valuations of certain investments in our portfolio decreased net income at our other businesses when compared to 2024.

More detailed explanations of the fluctuations are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this summary.

Resource Adequacy

Extreme weather events, both in summer and winter, have occurred in the Pacific Northwest. These events have resulted in system load peaks that were higher than anticipated. Historically, we have had excess capacity as compared to peak load, but during some extreme events, we have had to purchase short-term energy from the wholesale market to meet demand when our energy resources were not operating at full capacity or were otherwise unavailable. These weather events have highlighted the growing need for additional generating capacity both on our system and in the Pacific Northwest region.

The transition to clean energy (including the replacement of emitting facilities with non-emitting facilities, which are impacted by conditions outside of our control), and electrification, combined with expected load growth, and the transfer of our interest in Colstrip, also factor into the need for additional generation.

We also see the need for expanded transmission infrastructure to provide access to additional resources and improve reliability in our region. In November 2024, we signed a non-binding memorandum of understanding to join the North Plains Connector transmission line project that plans to construct a transmission line from Bismarck, North Dakota to Colstrip, Montana.

AVISTA CORPORATION

Current Hydroelectric Conditions and Outlook

Due to precipitation and warm weather, our hydroelectric generation in January and February (to date) has been above normal. Due to the warm weather, the average current level of snowpack in the areas serving our hydroelectric facilities is below normal. The amount of hydroelectric generation over the rest of the year will be affected not only by current snowpack levels but also by prevailing temperatures (which affect the timing and speed of run-off) and the volume, timing and form of precipitation. On balance, we expect the amount of hydroelectric generation for the entire year will be approximately at the normal level. While our current hydro forecast shows normal levels of generation, even if we were above or below normal, there would be no material change to our position in the ERM.

2025 Request for Proposal (RFP)

Our 2025 electric IRP was filed with the WUTC and IPUC in December 2024, and identified needs for additional generating capacity. In May 2025, we issued a request for proposal to add energy and capacity to meet projected resource needs. We selected a list of projects and will begin contract negotiations for the following:

•
a self-build upgrade of our existing Natural Gas Combustion Turbines at Rathdrum CT to add 14 MW of capacity without increasing carbon emissions. This upgrade will occur in two stages with the first occurring in 2027 and the second in 2029,
•
a project for 100 MW, 4-hour Battery Energy Storage System, to be built and transferred to the Company in eastern Washington with a target date in 2028,
•
a PPA for approximately 200 MW of wind power from Montana that utilizes our share of the Colstrip Transmission System with a target date in 2029, and
•
the addition of approximately 40 MW of Demand Response Programs that will recruit residential, commercial and industrial customers within our service territory, beginning in 2026.

See “Part 1 – Item 1. Business – Future Electric Resource Needs” for further discussion of regional resource adequacy.

2026 Customer Load

We expect a decrease in customer load from 2025 to 2026 to have a negative impact on our 2026 results. This decrease in load is associated with a large industrial customer with their own transmission rights and access to procure their own energy independently. We were notified of this customer’s intent to return to procuring their power independently in the power markets effective April 2026, which is earlier than we had expected. Net income is expected to decrease $9 million compared to if we had served their load through December 2026.

Colstrip

In December 2025, the WUTC issued a final order for our filed tariff rider for Colstrip and on January 1, 2026, the transaction to transfer our 15 percent ownership in Colstrip Units 3 and 4 to NorthWestern closed. See “Colstrip” section and “Note 22 of the Notes to Consolidated Financial Statements” for further details on the exit of Colstrip through an agreement with NorthWestern and "Regulatory Matters" for further details regarding the Colstrip final order.

Tariffs on Imports

The President of the United States of America has imposed tariffs on certain imported goods. The imposition of tariffs may impact the cost of other equipment and materials that are critical to our business, increasing capital and operating expenses, and could create supply chain disruptions. The tariffs have not had a material impact on our operations or financial performance to date. At this time, we do not expect the impact of tariffs to be material and have not made any adjustments to our capital or operating budget to account for increased costs resulting from tariffs.

We import a significant amount of natural gas from Canada, both to serve our retail natural gas customers and as fuel for electric generation. We do not expect these imports to be impacted by the current trade tariffs as they are covered by the

AVISTA CORPORATION

U.S.-Mexico-Canada Agreement, but the future of trade tariffs on energy commodity imports is uncertain. The impact of an increase in resource costs on our results of operations (directly or indirectly resulting from tariffs) would be substantially mitigated by various deferral and recovery mechanisms (ERM, PCA, and PGAs), but there could be an immediate impact on our cash flow.

In February 2026, the United States Supreme Court ruled that the legal basis cited by the President for the imposition of tariffs is not valid, and that he is restricted from imposing tariffs in the absence of a clear grant of authority from the Legislature. The impact of the Court’s ruling, both as to tariffs already collected and as to potential future tariffs, is uncertain at this time.

We are closely monitoring the impacts of tariffs and the potential impact they may have on our results of operations, financial condition and cash flows.

U.S. Reconciliation Bill

In July 2025, the One Big Beautiful Bill Act (OBBB) was signed into law, which includes significant changes to the U.S. tax code and related laws. Key provisions include modifications and extensions to certain provisions of the Tax Cuts and Jobs Act of 2017 and updates to energy-related tax incentives, including revisions to the Clean Electricity Production Credit and the investment tax credit, as well as restrictions related to support from prohibited foreign entities. OBBB also allows for the current expensing of certain specified research and experimental (Section 174) expenditures.

The OBBB did not have a material impact on our results of operations and financial condition in 2025. We continue to monitor ongoing guidance. Any future impacts will be recognized in the period in which they become known. See "Note 13 of the Notes to Consolidated Financial Statements" for further discussion of the impact of OBBB.

Enterprise Resource Planning (ERP) Project

We are planning to implement an ERP system, replacing certain existing technology tools currently in use. The system will be designed to accurately maintain our financial records, enhance operational functionality, and provide timely information to our management team related to business operations. Accounting petitions were filed with the WUTC, the IPUC and the OPUC related to the project. These petitions include requesting to defer the undepreciated technology assets being replaced and a 15 year depreciable life for implementation costs. The requests were materially approved by the commissions.

We entered into a contract with a software provider and are in negotiations with system implementers. We expect the ERP system to be implemented in 2028. We expect capital expenditures between $100 million to $130 million.

Regulatory Lag

Regulatory lag is inherent in utility ratemaking; a result of the delay between the investment in utility plant and/or the increase in costs and the receipt of an order of a public utility commission authorizing an increase in rates sufficient to recover such investment or costs. Regulatory lag can be mitigated to some extent by the incorporation of reasonably expected forward-looking information into an authorization of increased rates. However, there is no protection against unexpected inflation and increased interest rates. See “Regulatory Matters” for additional discussion of the general rate cases.

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

The approved rates within the orders were designed to increase annual electric base revenues by $12 million (or 2.0 percent), effective January 1, 2025 (Rate Year 1), and $44 million (or 7.5 percent) for Rate Year 2. The difference in approved rates for Rate Year 1 and those included in our original request of $77 million is primarily due to a $56 million decrease in power supply costs compared to those set forth in the original request, and also due to a lower approved return on equity than requested. The Rate Year 2 increase represents the effective increase to customers resulting from the $69 million approved in the order, partially offset by a $25 million decrease due to the expiration of a separate tariff in effect during Rate Year 1 to collect remaining Colstrip expenses by December 31, 2025 (see further discussion below).

The approved rates were also designed to increase annual natural gas base revenues by $14 million (or 11.2 percent), effective January 1, 2025, and $4 million (or 2.8 percent) for Rate Year 2.

The WUTC approved an ROE of 9.8 percent, based on a common equity ratio of 48.5 percent, and an ROR of 7.32 percent.

The WUTC did not approve our request to modify the ERM under which differences between actual net power supply costs and the amount reflected in base retail customer rates are tracked. Our actual net power supply costs exceeded the amount reflected in base retail customer rates by $78 million in 2025, and we expect actual net power supply costs to significantly exceed the level included in base rates in 2026. We plan to continue to address how net power supply costs are set in base rates in future regulatory proceedings. See Note 23 for further details of the ERM and other power cost deferrals and recovery mechanisms.

The Commission continued its support for important recovery mechanisms such as wildfire and insurance balancing accounts, and decoupling.

2026 General Rate Cases

On January 16, 2026, we filed an MYRP with the WUTC. The MYRP requests base rate relief over four years designed to produce the additional base revenues shown below (dollars in millions):

Rate Year	Rates Effective	Electric		Natural Gas
1	2027	$111	13.9%	$12	4.7%
2	2028	43	4.7%	7	2.4%
3	2029	34	3.5%	6	2.1%
4	2030	28	2.8%	3	1.1%

We requested an overall rate of return in 2027 of 7.5 percent, with a 48.5 common equity ratio and a 10.2 percent return on equity. We requested an increase to the overall rate of return in 2029 to 7.67 percent, with a 48.5 common equity ratio and 10.5 percent return on equity.

Key drivers of the revenue requirement in rate year one (2027) are outlined below (dollars in millions):

	Electric	Natural Gas
Electric resource costs	$46	$—
Capital additions	29	5
Employee benefits	7	1
Insurance	7	—
Regulatory amortizations	5	4
Wildfire	4	—
Other	13	2
Total	$111	$12

AVISTA CORPORATION

In the MYRP, we propose certain changes to the calculation of authorized baseline power supply costs. These changes are designed to address the changing market dynamics which have led to significant volatility in actual power supply costs. The MYRP provides updates to our baseline power supply cost for rate years one and two; as required by Washington law, baseline power supply costs for rate years 3 and 4 will be established in later filings and as such are not included in the additional revenue requirements for those years shown above. In addition, we are proposing changes to the timing for recovery of costs deferred under the Energy Recovery Mechanism.

In addition to requesting re-approval of existing insurance, wildfire, and decoupling deferral accounts, we are proposing an additional deferral mechanism for costs associated with employee benefits.

Washington law requires utilities to file MYRPs of a minimum of two and up to four years. The law allows utilities filing a rate plan of 3 or 4 years the option to file a new rate plan for the third year and fourth year. Under this provision, we have the opportunity to address the numerous unpredictable factors that could materially affect our financial position over a longer-term rate plan. These risks include, but are not limited to, inflation, interest rate volatility, labor and benefits challenges, escalating capital costs, and other unforeseen cost drivers. See "Item 1A: Risk Factors" for a full discussion of these factors.

The WUTC has up to eleven months to review the general rate case filings and issue a decision.

Colstrip Tariff

In 2019, the Washington State Legislature passed the CETA, which, among other things, requires costs associated with coal-fired generation facilities to be removed from rates no later than December 31, 2025. The WUTC order approving the settlement of the 2022 general rate cases, required us to establish a tracker for our Colstrip-related costs, including operating and maintenance expense, depreciation and amortization expense, and a return on rate base. In October 2024, we filed a cost recovery tariff seeking to recover the costs associated with our ownership of Colstrip in 2025. In the filing, we requested an increase in annual Colstrip tariff revenues of $19 million – from $24 million in 2024 to $43 million in 2025, effective January 1, 2025. In its review, WUTC Staff raised concerns related to (1) whether forecasted 2025 investments are allowed in rates; (2) whether the capital investment included in the filing will be used and useful for customers prior to the end of 2025; and (3) one major capital investment that will not be in service until 2027. In December 2024, the WUTC allowed our filed tariff to go into effect, but set the rates as subject to refund. A final order was issued in December 2025, which determined that certain investments in Colstrip were not used or useful to our customers after December 31, 2025, and as such should be prorated or disallowed. As a result, we are required to issue a refund to customers of $9 million, either in a lump sum or spread over up to three months. We are required to file a compliance filing by March 31, 2026 detailing the 2025 Colstrip investments and customer refunds.

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

AVISTA CORPORATION

Oregon General Rate Cases

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

Future Oregon General Rate Cases

In July 2025, the Governor of Oregon signed House Bill 3179 into law which modifies certain provisions of law that relate to general rate case filings and cost recovery. The law, among other things, extends the length of time for the commission to suspend rates from a proposed effective date from nine to ten months, does not allow residential rate increases of any kind between November 1 and March 31, does not allow new rates to take effect from a proceeding where the return on equity is at issue within eighteen months of the prior rate effective date, authorizes (but does not require) securitization of “capital investments” that will cause rates to “rise by more than five percent” under specific circumstances, and calls for the OPUC to establish rules requiring utilities to establish a multiyear rate plan for rate revisions where a company’s return on equity is reviewed. Such rate plans must be no less than three years and no more than seven years in length. Rulemakings to institute these provisions started in September 2025 and will continue through 2026. We are analyzing the possible effects of this legislation, including how it will impact the timing of future rate case filings.

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

The order reflected an ROE of 11.45 percent, a common equity ratio of 60.7 percent, and an ROR of 8.79 percent. AEL&P is required to file its next general rate case by August 2027.

Results of Operations - Overall

The following provides an overview of changes in our Consolidated Statements of Income. More detailed explanations are provided, particularly for operating revenues and operating expenses, in the business segment discussions (Avista Utilities, AEL&P and the other businesses) that follow this section.

AVISTA CORPORATION

2025 compared to 2024

The following graph shows the total change in net income for 2025 to 2024, as well as the various factors that caused such change (dollars in millions):

Utility revenues increased as a result of the effects of general rate cases and customer and load growth. This was partially offset by decreased wholesale revenues associated with decreased electric sale prices, as well as decreases in natural gas rates associated with the PGA regulatory mechanism, which do not impact utility margin or net income. Additionally, the increase in electric revenue was partially offset by a refund to be issued to customers for adjustments related to Colstrip investments. See "Regulatory Matters" for further details regarding the Colstrip final order.

Electric utility resource costs decreased primarily due to decreased purchased power costs associated with decreased wholesale prices, as well as decreased amortizations of previously deferred costs. Electric utility resource costs also decreased due to the effects of the Washington general rate case and a lower level of authorized power supply costs resulting in increased deferrals of power supply costs. Natural gas utility resource costs decreased due to decreased commodity prices, as well as decreased amortization of previously deferred PGA costs. These decreases were offset by an increase in the amortization of costs associated with the CCA that are being recovered from customers.

Utility operating expenses increased due to increased employee salaries and benefits costs. In addition, net amortizations and deferrals associated with wildfire mitigation and insurance costs have increased, with corresponding increases to revenue which result in no impact to net income.

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

The decrease in earnings related to other is primarily due to increased net investment losses compared to the prior year. In addition, non-utility operating expenses increased due to updated estimates for an existing environmental remediation liability at one of our subsidiaries, which resulted in a pre-tax expense of $3 million in 2025.

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

Results of Operations - Avista Utilities

Resource Optimization

We engage in resource optimization, which involves the selection from available energy resources to serve our load obligations and the use of these resources to capture economic value through wholesale market transactions, which is ultimately intended to lower net power and natural gas supply costs. Our resource optimization transactions can take the form of physical sales and purchases of electric capacity and energy and fuel for electric generation, purchases and sales of natural gas to optimize use of pipeline and storage capacity, as well as derivative transactions related to capacity, energy, fuel and fuel transportation. See Item 1. "Business - Avista Utilities - Electric Operations - General" and "Business - Avista Utilities - Natural Gas Operations - General".

We typically enter into multiple transactions simultaneously to capture value. Even though these transactions are considered together when determining the net impact, they are recorded in separate items within components of utility operating revenue and resource costs and can cause fluctuations in each item. Gains and losses on derivative contracts are included in certain line items below (such as wholesale sales and purchases of power and natural gas, sales of fuel, and other fuel costs). The ERM, PCA and PGAs are based on net supply costs and consider all transactions related to resource procurement and optimization (both physical and financial).

AVISTA CORPORATION

2025 compared to 2024

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and MWh sales for 2025 and 2024, respectively (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues, and deferrals/amortizations to customers related to federal income tax law changes.

Total electric operating revenues in the graph above include intracompany sales of $3 million and $4 million for 2025 and 2024, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the years ended December 31 (dollars in millions):

	Electric Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$—	$5
Amortization of prior year decoupling deferrals (b)	(1)	18
Total electric decoupling revenue	$(1)	$23
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

Total electric revenues increased $43 million for 2025 as compared to 2024. The primary differences in the results for these periods were as follows:

•
a $122 million increase in retail electric revenues due to an increase in revenue per MWh (increased revenues $90 million), and an increase in total MWhs sold (increased revenues $32 million).
•
retail rates increased mainly due to the effects of our general rate cases.
•
retail sales volumes increased primarily due to customer growth.
•
a $38 million decrease in wholesale electric revenues due to decreases in prices in the wholesale market (decreased revenues $68 million), partially offset by an increase in sales volumes (increased revenues $30 million). The change in volumes was due to increased opportunities to optimize our generation assets based on market conditions.
•
a $24 million decrease in electric decoupling revenue, primarily due to decreases of amortizations of prior year rebate balances compared to 2024. In addition, deferrals of surcharge balances decreased compared to 2024.
•
a $23 million decrease in other electric revenues, primarily resulting from a $9 million refund to be issued to customers for adjustments related to Colstrip investments, as well as decreased transmission and REC revenues.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for 2025 and 2024, respectively (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues, and deferrals/amortizations to customers related to federal income tax law changes.

Total natural gas operating revenues in the graph above include intracompany sales of $9 million and $16 million for 2025 and 2024, respectively.

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling balances reflected in natural gas operating revenues for the years ended December 31 (dollars in millions):

	Natural Gas Decoupling Revenues
	2025	2024
Current year decoupling deferrals (a)	$30	$15
Amortization of prior year decoupling deferrals (b)	(6)	(3)
Total natural gas decoupling revenue	$24	$12

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

Total natural gas revenues decreased $22 million for 2025 as compared to 2024. The primary differences in the results for these periods were as follows:

•
a $53 million decrease in retail natural gas revenues (including industrial, which is included in other) due to decreased retail rates (decreased revenues $43 million) and decreased sales volumes (decreased revenues $10 million). Retail rates decreased due to PGA rate decreases (which do not impact utility margin), partially offset by the effects of our general rate cases and net rate increases associated with the CCA. Residential use per customer decreased 5 percent and commercial use per customer decreased 4 percent compared to 2024 due to warmer weather in the fourth quarter.
•
a $9 million decrease in wholesale natural gas revenues due to a decrease in volumes (decreased revenues $10 million), partially offset by an increase in prices in the wholesale market (increased revenues $1 million).
•
a $12 million increase in decoupling revenues primarily due to increased surcharge deferrals in the current year resulting from lower customer usage.
•
a $27 million increase in other natural gas revenues primarily due to the amortization of previously deferred revenues associated with the sale of CCA emissions credits. We amortize the deferred revenues as they are passed on to customers through decreases in retail rates. The increase in other revenues was offset by decreased retail rates, resulting in no impact to utility margin, and a provision for earnings sharing related to natural gas operations in Washington, which resulted in a refund to be issued to customers.

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for 2025 and 2024, respectively (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $9 million and $16 million for 2025 and 2024, respectively.

Total electric resource costs decreased $69 million for 2025 as compared to 2024. The primary differences in the results for these periods were as follows:

•
a $12 million decrease in power purchased due to a decrease in prices in the wholesale market (decreased costs by $51 million), partially offset by an increase in the volume of power purchases (increased costs by $39 million). Prices during the first quarter of 2024 were elevated due to extreme cold temperatures in our region that created capacity constraints.
•
a $58 million decrease in other electric resource costs, primarily related to an increase in deferred costs, as well as a decrease in the amortization of previously deferred costs. The increase in deferred costs was primarily due to the effects of the Washington general rate case and a lower level of authorized power supply costs. This was partially offset by increased costs related to our customer assistance payment programs (low-income rate assistance and demand side management).

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for 2025 and 2024, respectively (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $3 million and $4 million for 2025 and 2024, respectively.

Total natural gas resource costs decreased $44 million for 2025 as compared to 2024. The primary differences in the results for these periods were as follows:

•
a $24 million decrease in natural gas purchased due to a decrease in the volume of purchases (decreased costs by $14 million) and a decrease in prices of natural gas in the wholesale market (decreased costs by $10 million).
•
a $20 million decrease in other costs, primarily due to a decrease in amortizations of previously deferred costs under our PGAs, partially offset by increased amortization of costs associated with the CCA that were recovered from customers (resulting in no impact to utility margin) and an increase in costs related to our customer assistance payment programs (low-income rate assistance and demand side management).

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in “Note 24 of the Notes to Consolidated Financial Statements”, to the Non-GAAP financial measure utility margin for the years ended December 31 (dollars in millions):

	Electric		Natural Gas		Intracompany		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$1,344	$1,301	$584	$606	$(12)	$(20)	$1,916	$1,887
Resource costs	413	482	288	332	(12)	(20)	689	794
Utility margin	$931	$819	$296	$274	$—	$—	$1,227	$1,093

Electric utility margin increased $112 million and natural gas utility margin increased $22 million.

Electric utility margin increased primarily due to the effects of general rate cases, customer growth, and non-decoupled load growth, partially offset by a $9 million refund to be issued to customers for adjustments related to Colstrip investments. See "Regulatory Matters" for further details regarding the Colstrip final order. Natural gas utility margin increased primarily due to the effects of general rate cases.

In 2025 and 2024, we had a pre-tax expense under the ERM of $14 million and $8 million, respectively. The increase is due to the lower level of base net power supply costs established in the most recent Washington general rate case.

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

Results of Operations - Alaska Electric Light and Power Company

2025 compared to 2024

Net income for AEL&P was $6 million for 2025, compared to $8 million for 2024.

The following table presents AEL&P's operating revenues, resource costs and resulting utility margin for the years ended December 31 (dollars in millions):

	Electric
	2025	2024
Operating revenues	$47	$50
Resource costs	2	4
Utility margin	$45	$46

Utility margin decreased in 2025 primarily due to lower sales volumes. The decrease in utility margin resulted in a decrease in net income in 2025 compared to 2024. Utility margin is a non-GAAP financial measure. See "Non-GAAP Financial Measures" above.

Results of Operations - Other Businesses

2025 compared to 2024

Our other businesses had a net loss of $14 million for 2025 compared to a net loss of $7 million for 2024. The fluctuation in results is primarily related to higher net investment losses. Approximately 75 percent of investment losses in 2025 were related to investments in clean technology. That sector was negatively impacted by shifting public policy and sentiment, leading to decreased valuations of underlying holdings in these investments. Approximately 25 percent of investment losses in 2025 were due to dilution of our ownership percentage resulting from issuance of new shares.

In 2025, we updated our estimates for an existing environmental remediation liability at one of our subsidiaries, which resulted in a pre-tax expense of $3 million.

Accounting Standards to be Adopted in 2026

We are not expecting the adoption of accounting standards to have a material impact on our financial condition, results of operations and cash flows in 2026. For more information on accounting standards expected to be adopted in future periods, see "Note 2 of the Notes to the Consolidated Financial Statements".

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The following accounting policies represent those that management believes are particularly important to the consolidated financial statements and require the use of estimates and assumptions:

•
Regulatory accounting, in accordance with ASC Topic 980, Regulated Operations, among other things, requires that costs and/or obligations that, in our judgment, are probable of recovery through rates charged to customers, but are not yet reflected in rates, not be reflected in our Consolidated Statements of Income until the period in which they are reflected in rates and matching revenues are recognized. Meanwhile, these costs and/or obligations are deferred and reflected on our Consolidated Balance Sheets as regulatory assets or liabilities. We generally receive regulatory orders before deferring costs as regulatory assets and liabilities; however, in certain instances in which

AVISTA CORPORATION

we have regulatory precedent, we may not request an order before deferring the costs. If, due to changed circumstances, we no longer met the criteria to apply regulatory accounting or if we were no longer allowed to recover these costs, we would be required to recognize significant write-offs of regulatory assets and liabilities in the Consolidated Statements of Income. See “Notes 1, 4 and 23 of the Notes to Consolidated Financial Statements” for further discussion of our regulatory accounting policy and mechanisms.
•
Pension plans and other postretirement benefit plans, discussed in further detail below.
•
Equity investments, specifically valuations performed to determine the fair value of certain investment holdings, require judgment in the selection of assumptions used to estimate fair value of investments for which there is not a quoted active market price. We primarily use a market approach to determine fair value of an investment, and transactions involving comparable securities may need to be adjusted to estimate our investment's fair value. See “Notes 7 and 18 of the Notes to Consolidated Financial Statements” for further discussion of our equity investments and method for determining their fair value.
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

Pension cost (including the SERP) was $11 million for 2025, $7 million for 2024 and $9 million for 2023. Of our pension cost (excluding the SERP), approximately 55 percent is expensed and 45 percent is capitalized consistent with labor charges. The cost related to the SERP is expensed. Our cost for the pension plan is determined in part by actuarial formulas that are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

AVISTA CORPORATION

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

The following chart reflects the assumptions used each year for the pension discount rate (exclusive of the SERP), the expected long-term return on plan assets and the actual return on plan assets and their impacts to the pension plan associated with the change in assumption (dollars in millions):

	2025	2024	2023
Discount rate (exclusive of SERP)
Pension discount rate	5.96%	6.13%	5.86%
Increase/(decrease) to projected benefit obligation	$11	$(17)	$14
Return on plan assets (a)
Expected long-term return on plan assets	7.40%	7.80%	8.30%
Increase/(decrease) to pension costs	$2	$3	$(13)
Actual return on plan assets, net of fees	13.20%	7.30%	15.00%
Actual gain (loss) on plan assets	$80	$42	$79
(a)
The SERP has no plan assets. The plan assets in this disclosure are for the pension plan only.

The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage (dollars in millions):

Actuarial Assumption	Change in Assumption	Effect on Projected Benefit Obligation		Effect on Pension Cost
Expected long-term return on plan assets	(0.5)%	$—	*	$3
Expected long-term return on plan assets	0.5%	—	*	(3)
Discount rate	(0.5)%	33		3
Discount rate	0.5%	(30)		(3)

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

In addition to the above, we enter into derivative instruments to hedge exposure to certain risks, including fluctuations in commodity prices and foreign exchange rates (for purposes of issuing long-term debt in the future). These derivative instruments periodically require the posting of collateral (in the form of cash or letters of credit) or other credit enhancements or to reduce or terminate a portion of the contract through cash settlement, in the event of a downgrade in our credit ratings or changes in market prices. In periods of price volatility, the level of exposure can change significantly. As a result, sudden and significant demands may be made against our cash on hand and credit facilities. See “Enterprise Risk Management – Credit Risk Liquidity Considerations” below.

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

Review of Consolidated Cash Flow Statement

2025 compared to 2024

Consolidated Operating Activities

Net cash provided by operating activities was $469 million for 2025 compared to $534 million for 2024. The decrease in net cash provided by operating activities primarily relates to a $158 million decrease in net power and natural gas cost deferrals and amortizations compared to 2024, primarily due to increased deferred power supply costs, as well as decreased amortizations associated with our PGAs. This decrease was partially offset by a $61 million increase associated with net amortizations and deferrals of other regulatory assets and liabilities, including increased CCA amortizations as costs were recovered from customers.

Consolidated Investing Activities

Net cash used in investing activities was $564 million for 2025, an increase compared to $539 million for 2024. During 2025, we paid $570 million for utility capital expenditures, compared to $533 million for 2024.

AVISTA CORPORATION

Consolidated Financing Activities

Net cash provided by financing activities was $84 million for 2025 compared to $0 million for 2024. The increase in financing cash flows was primarily the result of a $140 million of long-term debt issuances in 2025, compared to $84 million issued in 2024, and $78 million of common stock issued in 2025 compared to $68 million in 2024. We also increased our short-term borrowings by $33 million in 2025, compared to $5 million in 2024.

Capital Resources

Capital Structure

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of December 31, 2025 and 2024 (dollars in millions):

	December 31, 2025		December 31, 2024
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$9	0.1%	$8	0.1%
Short-term borrowings	388	6.5%	354	6.2%
Long-term debt to affiliated trusts	52	0.9%	52	0.9%
Long-term debt and leases	2,846	47.4%	2,711	47.4%
Total debt	3,295	54.9%	3,125	54.7%
Total Avista Corporation shareholders’ equity	2,709	45.1%	2,591	45.3%
Total	$6,004	100.0%	$5,716	100.0%

Our shareholders’ equity increased $118 million during 2025 primarily due to net income and the issuance of common stock, partially offset by dividends paid.

We need to finance capital expenditures and acquire additional funds for operations from time to time. The cash requirements needed to service our indebtedness, both short-term and long-term, reduce the amount of cash available to fund capital expenditures, purchased power, fuel and natural gas costs, dividends and other requirements.

Short-Term Borrowings

Avista Corp.

Avista Corp. has a committed line of credit in the total amount of $500 million and an expiration date of June 2029, with the option to extend for an additional one-year period (subject to customary conditions). Avista Corp. also has a continuing letter of credit agreement in the aggregate amount of $50 million, and either party may terminate the agreement at any time.

The following table summarizes the balances outstanding and available liquidity as of December 31, 2025 (dollars in millions):

	Aggregate Amount	Amount Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of credit expiring June 2029	$500	$385	$5	$110
Letter of credit facility	50	N/A	14	36
Total	$550	$385	$19	$146
(1)
Letters of credit are not reflected on the Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and in some cases other obligations. The committed line of credit also includes a covenant which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of December 31, 2025, we complied with this covenant with a ratio of 54.9 percent.

AVISTA CORPORATION

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the year ended December 31 (dollars in millions):

	2025	2024
$500 million line of credit, expiring June 2029
Maximum balance outstanding during the year	$400	$350
Average balance outstanding during the year	298	270
Average interest rate during the year	5.35%	6.26%
Average interest rate at end of year	4.84%	5.52%

AEL&P

AEL&P has a $25 million committed line of credit with an expiration date in June 2028. As of December 31, 2025, there was $3 million outstanding at an average interest rate of 5.33 percent, and $22 million of available liquidity under this line of credit.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of December 31, 2025, AEL&P complied with this covenant with a ratio of 50.0 percent.

As of December 31, 2025, Avista Corp. and its subsidiaries complied with the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

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

Common Stock

We issued common stock in 2025 for total net proceeds of $78 million. Most of the stock was issued through our sales agency agreements under which we may offer and sell new shares of our common stock from time to time through our sales agents, with the balance related to compensation plans. In 2025, 2.0 million shares were issued under these agreements and plans.

2026 Liquidity Expectations

During 2026, we expect to issue up to $230 million of long-term debt and up to $90 million of common stock to fund planned capital expenditures.

After considering the expected issuances of long-term debt and common stock during 2026, we expect net cash flows from operating activities, together with cash available under our credit facilities, to provide adequate resources to fund capital expenditures, dividends, and other contractual commitments.

Limitations on Issuances of Preferred Stock and First Mortgage Bonds

We are restricted under our Restated Articles of Incorporation, as amended, as to the additional preferred stock we can issue. As of December 31, 2025, we could issue $2.0 billion of preferred stock at an assumed dividend rate of 6.50 percent. We are not planning to issue preferred stock.

AVISTA CORPORATION

See “Note 16 of the Notes to Consolidated Financial Statements” for discussion of first mortgage bonds issuance limits.

Utility Capital Expenditures

Avista Utilities

We make capital investments to enhance service and system reliability for customers, replace aging infrastructure and serve increased demand. Actual capital expenditures for Avista Utilities for the year ended December 31, 2025 was $553 million.

The following graph shows Avista Utilities' expected capital expenditures for 2026-2030 by category (in millions):

$585
$41
$88
$82
$98
$276
$635
$42
$81
$86
$102
$324
$800
$54
$95
$86
$226
$339
$680
$59
$84
$90
$107
$340
$710
$81
$77
$92
$153
$307
2026
2027
2028
2029
2030
Transmission and Distribution
Generation
Natural Gas
Enterprise Technology
Other

These estimates include expenditures for the new projects listed within “Item 7. Management's Discussion and Analysis – Executive Overview - 2025 Request for Proposal (RFP)." However, these estimates do not include potential expenditures that could result from integrating a new large load customer, incremental transmission projects like regional grid expansion, or additional generation.

AEL&P

The following table summarizes our actual and expected capital expenditures as of and for the year ended December 31, 2025 (dollars in millions):

2025 Actual capital expenditures
Capital expenditures	$17

Expected future annual capital expenditures (by year)
2026	$17
2027	16
2028	11

AVISTA CORPORATION

Avista Utilities and AEL&P's estimates of capital expenditures are subject to continuing review and adjustment. Actual expenditures may vary from our estimates due to factors such as changes in business conditions, construction schedules and environmental requirements.

Non-Regulated Investments

We make investments at our other businesses including those related to economic development projects in our service territory that demonstrate the latest energy and environmental building innovations and house several local college degree programs. In addition, we make investments in emerging technology companies, venture capital funds, and other business ventures. The following table summarizes our actual and expected investments at our other businesses as of and for the year ended December 31, 2025 (dollars in millions):

Other
2025 Actual investments
Investment expenditures	$4

Expected future annual investments (by year)
2026	$7
2027	6
2028	6

These estimates of investments are subject to continuing review and adjustment. Actual expenditures may vary from our estimates due to factors such as changes in business conditions or strategic plans.

See “Liquidity” for information regarding other material cash requirements for 2026 and thereafter.

Pension Plan

We contributed $10 million to the pension plan in 2025. We expect to contribute a total of $50 million to the pension plan in the period 2026 through 2030, with an annual contribution of $10 million.

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

The following table summarizes our credit ratings as of February 24, 2026:

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

In retail markets, we compete with various rural electric cooperatives and public utility districts in and adjacent to our service territories in the provision of service to new electric customers. We have service territory agreements with certain rural electric cooperatives and public utility districts, approved in applicable jurisdictions, to set forth conditions under which one or the other utility will provide service to customers. Alternative energy technologies, including customer-sited solar, wind or geothermal generation, and energy storage, may also compete for sales to existing customers. Advances in power generation, energy efficiency, energy storage and other alternative energy technologies could lead to more wide-spread usage of these technologies, thereby reducing customer demand for the energy supplied by us. This reduction in usage and demand would reduce our revenue and negatively impact our financial condition, possibly leading to our inability to fully recover our investments in generation, transmission and distribution assets. Similarly, our natural gas distribution operations compete with other energy sources including heating oil, propane and other fuels.

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

AVISTA CORPORATION

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

Policies and Other Impacts Related to Climate Change

Legal and policy changes responding to concerns about climate changes, and the potential impacts of such changes, could have a significant effect on our business. Direct impacts of climate changes include, without limitation, variations in the amount and timing of energy demand throughout the year, variations in the level and timing of precipitation throughout the year, as well as variations in temperature, and the resulting impact on the availability of hydroelectric resources at times of peak demand as

AVISTA CORPORATION

well as an increased risk of wildfire and other impacts of extreme weather. Indirect impacts include, without limitation, changes in laws and regulations intended to mitigate the risk of, or alter, climate changes, including restrictions on the operation of our power generation resources and obligations or limitations imposed on the sale of natural gas. When direct or indirect impacts of climate change cause increased operational costs or capital investments, we intend to recover such costs through the ratemaking process.

Washington Legislation and Regulatory Actions

Clean Energy Transformation Act

In 2019, the Washington State Legislature passed the CETA, which effectively prohibits sales of energy produced by coal-fired generation to Washington retail customers after December 31, 2025 (with some exceptions for coal generated short-term purchases). In addition, the CETA establishes the policy of Washington State that retail sales of electricity to Washington customers must be carbon-neutral by January 1, 2030, however a utility may satisfy up to 20 percent of this requirement with specified emitting resources paired with either renewable offsets, credits and/or investments in qualifying energy transformation projects. By December 2044, 100 percent of retail sales of electricity to Washington State customers must be carbon free.

The law had direct, specific impacts on Colstrip, which were unique to the former owners of Colstrip who serve Washington customers. See “Colstrip” section and “Note 22 of the Notes to Consolidated Financial Statements” for further details on the impacts of the CETA on Colstrip and the transfer of our ownership interest in Colstrip to NorthWestern. Our hydroelectric and biomass generation facilities can be used to comply with the CETA’s clean energy standards. We intend to seek recovery of costs associated with the clean energy legislation and regulations through the regulatory process.

In compliance with the CETA, we filed our first CEIP in October 2021, that was approved by the WUTC in June 2022. The CEIP’s four-year compliance period of 2022-2025 proposed targets and specific actions to meet Washington State’s clean energy goals and the equitable distribution of benefits and reduction of burdens to all customers. We have delivered on our commitments under the 2022-2025 CEIP.

In October 2025, the Company filed its 2025 CEIP with the WUTC in compliance with the Clean Energy Transformation Act. The CEIP proposed targets and specific actions to meet Washington State’s clean energy goals and the equitable distribution of benefits and reduction of burdens to all customers.

Some highlights of the 2025 CEIP include:

•
Updated clean energy targets: We propose increasing the amount of clean energy delivered to Washington customers from 66 percent in 2026 to 76.5 percent by 2029. The resulting projects from our 2025 RFP will contribute to reaching these targets.
•
Modern energy management: Between 2026 and 2029, we plan to expand demand response programs that could reduce electricity usage by up to 55 MW during peaks. The electricity reductions include projects from the RFP process described above, and may include smart thermostats, battery storage, and other tools that help customers shift or lower their energy use when demand is highest.
•
Energy efficiency programs: We will grow energy-saving programs to help customers use less electricity without giving up comfort or convenience.
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

AVISTA CORPORATION

per MWh. The Washington State Department of Commerce reviews the standard every five years. We intend to seek recovery of costs related to ongoing and new requirements through the ratemaking process.

Washington Climate Commitment Act

The CCA, and its implementing regulations, established a cap and trade program to reduce GHG emissions and achieve the GHG limits previously established under state law. The final rules implement a cap on emissions, provide mechanisms for the sale and tracking of tradable emissions allowances and establish additional compliance and accountability measures. The state issues allowances necessary to serve our Washington retail electric load; off-system wholesale sales may result in additional obligation costs. The CCA also has direct impacts on our Idaho electric operations as it applies to power that is delivered in Washington but is allocated to Idaho customers (wholesale sales) or power generated in Washington that is delivered to Idaho customers. Annually, the final calculated results must be certified by an independent third party and submitted to Ecology for approval. If the independent third party or Ecology disagrees with the approach or any of the calculations, it could result in a change to the number of allowances needed for compliance and could result in changes to anticipated costs for our electric operations. For Washington electric, we are allowed to defer any incremental costs associated with the CCA in accordance with our regulatory accounting order; however, in Idaho we are not allowed to recover any costs associated with CCA compliance from customers.

For our Washington natural gas operations, we have additional financial burdens associated with compliance which are being deferred and recovered from customers in accordance with our regulatory accounting order in Washington.

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

AVISTA CORPORATION

In November 2024, Washington voters approved Initiative 2066, which would prohibit state and local governments from restricting access to natural gas, prohibit the SBCC from discouraging or penalizing the use of natural gas, and prohibit the WUTC from approving any multi-year rate plan that requires or incentivizes natural gas companies to terminate or limit natural gas service. In March 2025, a Washington state court held that the initiative violates the "single subject rule" and is invalid. That decision has been appealed and the appeal remains pending.

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

Oregon Legislation and Regulatory Actions

Climate Protection Plan

In March 2020, Oregon Governor Kate Brown issued Executive Order No. 20-04, “Directing State Agencies to Take Actions to Reduce and Regulate Greenhouse Gas Emissions.” The Executive Order launched rulemaking proceedings for every Oregon agency with jurisdiction over GHG-related matters, with the aim of reducing Oregon’s overall GHG emissions to 80 percent below 1990 levels by 2050. This Executive Order led to the Oregon Department of Environmental Quality developing cap and reduce rules known as the CPP. The CPP, which became effective in January 2022, outlines GHG emissions reduction goals of 50 percent by 2035 and 90 percent by 2050 from the 1990 baseline. The first three-year compliance period was 2022 through 2024.

In March 2022, we, along with the utilities NW Natural and Cascade Natural Gas, filed a lawsuit requesting judicial review of the CPP. This action was subsequently consolidated with a lawsuit filed by several other parties. In December 2023, the Oregon Court of Appeals issued a decision declaring the CPP regulations invalid. The Oregon Department of Environmental Quality did not appeal the decision, but instead went back through the rulemaking process. The result of that process was a new version of the CPP that is very similar to the original. We are reviewing the new rules, and considering what legal action, if any, may be taken. To the extent the new rules impose additional compliance costs, we will seek to recover those costs through the ratemaking process.

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

2024 EPA Regulations for Power Plants

On April 25, 2024, the EPA released a package of final regulations addressed to electric generation facilities. These include:

AVISTA CORPORATION

•
Greenhouse gas regulations for new natural gas-based turbines and existing coal-based units, pursuant to section 111 of the Clean Air Act. This rule finalizes (a) the repeal of the Affordable Clean Energy rule; (b) guidelines for GHG emissions from existing fossil fuel-fired steam generating electric generating units; and (c) revisions to existing performance standards for new, reconstructed or heavily modified fossil fuel-fired stationary combustion turbine electric generating units. The rule is currently being challenged in the D.C. circuit, and that litigation remains pending.
•
Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (ELG Rule). The ELG Rule applies to wastewater discharges from coal-based generating units and establishes pollution control requirements. The Rule builds upon the 2015 and 2020 ELG Rules. It includes a subcategory of requirements for coal plants that will be retired or repowered by the end of 2028 and provides additional compliance pathways for coal plants that retire by the end of 2034. The EPA is currently in the process of reconsidering the rule and compliance deadlines have been extended for certain provisions to allow for further evaluation.
•
Updated Mercury and Air Toxics Standards, pursuant to section 112 of the Clean Air Act (MATS Rule). The MATS Rule sets emissions limits for filterable particulate matter for coal-based generating units. The Rule reduces those limits from the standards that were originally set in 2012. The EPA has since proposed repealing the reduction in applicable limits and has granted extensions of applicable compliance deadlines for certain power plants, including Colstrip.
•
Disposal of Coal Combustion Residuals from Electric Utilities – Legacy CCR Surface Impoundments (CCR Rule). The CCR Rule builds on 2015 regulations, which apply to active power plants that dispose of coal combustion residuals in surface impoundments or landfills, by regulating inactive surface impoundments at inactive power plants and CCR management units at active and inactive power plants. In January 2025, the EPA issued a revised proposed and final rule to address language inconsistencies and submittal deadlines. Likewise, in February 2026, the EPA issued a final rule providing additional time for certain compliance deadlines regarding monitoring. Along with the other owners (including the operator), we have assessed the CCR Rule and believe there will not be a material change to our asset retirement obligation for Colstrip. See Coal Ash Management/Disposal, below for further discussion of the CCR Rule as it relates to Colstrip.

These rules potentially fall within the scope of a number of Presidential executive orders that have been issued, which are discussed in more detail under “2025 Presidential Executive Action” below. In addition, a substantial number of legal challenges have been filed regarding these rules, and those lawsuits remain pending. Finally, it is likely that the decision by the EPA to revoke its 2009 Endangerment Finding, discussed below, will have an impact on the status and implementation of these rules. At the same time, we continue to analyze each of these rules to assess the impact, if any, they may have on our existing generation units. To the extent there are any additional costs associated with compliance, we will seek to recover those costs through the ratemaking process.

EPA Endangerment Finding Revocation

In February 2026, the EPA formally revoked its 2009 Endangerment Finding, which was a landmark determination that six key greenhouse gases, including carbon dioxide and methane, threaten the public health and welfare of current and future generations. The Endangerment Finding provided the scientific and legal foundation for federal regulation of those identified greenhouse gases, including regulation of the release of greenhouse gases from power plants and other significant emissions sources.

The action taken by the EPA to repeal the Endangerment Finding is expected to result in significant deregulation of greenhouse gas emissions, including regulation of natural gas and coal-fired power plants. It is reasonably likely that the EPA’s decision will be the subject of future legal challenges, the outcome of which cannot be predicted. The precise extent of that deregulation, as well as any potential impact on the Company’s operations, cannot be determined at this time.

2025 Presidential Executive Actions

Since taking office, the U.S. President's Administration has issued a multitude of Executive Orders directed towards national energy resources and development. These include actions to:

AVISTA CORPORATION

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

Colstrip

Colstrip is a coal-fired generating plant in southeastern Montana that includes four units and is owned by separate entities. Initially, we had a 15 percent ownership interest in Units 3 and 4. Due to CETA in Washington, in January 2023 we entered into an agreement with NorthWestern under which we transferred our ownership of Colstrip, effective midnight on January 1, 2026. See “Note 22 of the Notes to Consolidated Financial Statements” for further discussion of the agreement.

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

The AOC requires MDEQ to review Remedy and Closure plans for all parts of the Colstrip plant through an ongoing public process. The AOC also requires the Colstrip owners to provide financial assurance, primarily in the form of surety bonds, to

AVISTA CORPORATION

secure each owner’s pro rata share of various anticipated closure and remediation obligations. We are responsible for our share of two major areas: the Plant Site Area and the Effluent Holding Pond Area. Generally, the plans include the removal of boron, chloride, and sulfate from the groundwater, closure of the existing ash storage ponds, and installation of a new water treatment system to convert the facility to a dry ash storage. Our share of the posted surety bonds is $14 million. This amount is updated annually, with expected obligations decreasing over time as remediation activities are completed. The transfer of our interest in Colstrip to NorthWestern did not relieve us of these obligations.

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

Our primary identified categories of risk exposure are:

• Utility regulatory	• External mandates
• Operational	• Financial
• Climate change	• Energy commodity
• Cybersecurity	• Compliance
• Technology	• Resource adequacy
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

Operational Risk

To manage operational and event risks, we maintain emergency operating plans, business continuity and disaster recovery plans, maintain insurance coverage against some, but not all, potential losses and seek to negotiate indemnification arrangements with contractors for certain event risks. In addition, we design and follow detailed vegetation management and asset management inspection plans, which help mitigate wildfire and storm event risks, as well as identify utility assets which may be failing and in need of repair or replacement. We also have an Emergency Operating Center, which is a team of employees that plan for and train to deal with potential emergencies or unplanned outages at our facilities, resulting from

AVISTA CORPORATION

natural disasters or other events. To prevent unauthorized access to our facilities, we have both physical and cybersecurity in place.

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

We manage Generative Artificial Intelligence (GenAI) risks through governance and policy to safeguard data and minimize operational risk. Governance and oversight is performed by a committee composed of senior management who oversee GenAI risks across cybersecurity, technology, and operational domains. This group strives to ensure alignment with our broader risk management framework, which includes approving tools, applying cross-functional risk assessments to proposed use cases, responsible use, data protection, and awareness of GenAI limitations, including risks of inaccurate or biased outputs. This committee and its members also provide updates on risk management activities and GenAI initiatives to Board Committees. Under this approach, GenAI adoption supports operational efficiency while minimizing legal, security, financial, and reputational risks.

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

AVISTA CORPORATION

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

To prevent the threat of municipalization, we work to build strong relationships with the communities we serve through, among other things:

•
communicating and being involved with local business leaders and community organizations,
•
providing customers with a multitude of limited income initiatives, including energy fairs, senior outreach, low income workshops, mobile outreach strategy and a Low Income Rate Assistance Plan,
•
tailoring internal initiatives to focus on choices for customers, to increase their overall satisfaction with the Company, and
•
engaging in the legislative process in a manner that fosters the interests of our customers and the communities we serve.

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

Regulation and Rates

The Regulatory Affairs department is critical in mitigation of financial risk as they have regular communications with state commission regulators and staff, and they monitor and develop rate strategies. Rate strategies, such as decoupling and operating expense balancing accounts, help mitigate the impacts of revenue fluctuations due to weather, conservation or the economy.

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

Access to Capital Markets

Our capital requirements rely to a significant degree on regular access to capital markets. We actively engage with rating agencies, banks, investors and state public utility commissions to understand and address the factors that support access to capital markets on reasonable terms. We manage our capital structure to maintain a financial risk profile that we believe will be deemed prudent. We forecast cash requirements to determine liquidity needs, including sources and variability of cash flows that may arise from spending plans or from external forces, such as changes in energy prices or interest rates. Our financial and operating forecasts consider various metrics that affect credit ratings. Our regulatory strategies include working with state public utility commissions and filing for rate changes as appropriate to meet financial performance expectations.

AVISTA CORPORATION

Interest Rate Risk

Uncertainty about future interest rates causes risk related to a portion of existing debt, future borrowing requirements, and pension and other post-retirement benefit obligations. We manage debt interest rate risk by limiting variable rate debt to a percentage of total capitalization, monitoring market conditions when timing the issuance of long-term debt and optional debt redemptions and establishing fixed rate long-term debt with varying maturities. We may hedge a portion of our interest rate risk with derivative instruments, particularly to manage risk associated with significant concentrations of forecasted debt issuances. The Finance Committee of the Board of Directors periodically reviews and discusses interest rate risk management processes, and the steps management has undertaken to control interest rate risk. Our Risk Management Committee (RMC) also reviews the interest rate risk management plan.

The interest rate on $52 million of long-term debt to affiliated trusts is adjusted quarterly, reflecting current market rates. Amounts borrowed under our committed line of credit agreements have variable interest rates.

The following table shows long-term debt and related weighted-average interest rates, by expected maturity dates as of December 31, 2025 (dollars in millions):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate long-term debt (1)	$—	$—	$25	$15	$20	$2,714	$2,774	$2,279
Weighted-average interest rate	—	—	6.37%	5.92%	5.49%	4.40%	4.43%
Variable rate long-term debt to affiliated trusts	—	—	—	—	—	$52	$52	$46
Weighted-average interest rate	—	—	—	—	—	4.93%	4.93%
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

Credit Risk

Counterparty Non-Performance Risk

We enter into bilateral transactions with various counterparties. We also trade energy and related derivative instruments through clearinghouses and exchanges.

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

We seek to mitigate counterparty credit risk by:

•
transacting through clearinghouses and exchanges,
•
entering into bilateral contracts that specify credit terms and protections against default,
•
applying credit limits and duration criteria to existing and prospective counterparties,
•
actively monitoring credit exposures,

AVISTA CORPORATION

•
asserting collateral rights with counterparties, and
•
carrying out transaction settlements timely and effectively.

The extent of transactions conducted through clearinghouses and exchanges has increased, as many market participants have shown a preference for trading through these entities and have reduced bilateral transactions. We actively monitor the collateral required by clearinghouses and exchanges to effectively manage capital requirements.

Our exposure to risks attributable to counterparties' credit profile is dynamic in normal markets and may change significantly in more volatile markets. The amount of potential default risk from each counterparty depends on the duration and volume of our obligations under forward contracts, unsettled transactions, interest rates and market prices, as well as other factors. There is a risk that we do not obtain sufficient additional collateral from counterparties that are unable or unwilling to provide it.

Credit Risk Liquidity Considerations

To address the impact on our operations of energy market price volatility, our hedging practices for electricity (including fuel for generation) and natural gas extend beyond the current operating year. Executing this extended hedging program may increase our credit risk and demands on us for collateral. Our credit risk management process is designed to mitigate such risks through limit setting, contract protections and counterparty diversification, among other practices.

Credit risk affects demands on our capital. We are subject to limits and credit terms that counterparties may assert to enter into transactions with them for them to maintain acceptable credit exposure to us. Many of our counterparties allow unsecured credit at limits prescribed by agreements or their discretion. Capital requirements for certain transaction types involve a combination of initial margin and market value margins without unsecured credit threshold. Counterparties may seek assurances of performance in the form of letters of credit, prepayment or cash deposits.

Credit exposure can change significantly in periods of commodity price and interest rate volatility. As a result, sudden and significant demands may be made against our credit facilities and cash. We actively monitor the exposure to possible collateral calls and take steps to minimize capital requirements.

As of December 31, 2025, we had deposited as collateral cash in the amount of $12 million and letters of credit in the amount of $14 million related to energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on positions outstanding at December 31, 2025 (including contracts that meet the definition of a derivative under U.S. GAAP and those that are not accounted for as derivatives), we would potentially be required to post the following additional collateral (dollars in millions):

December 31, 2025
Additional collateral taking into account contractual thresholds (1)	$27
Additional collateral without contractual thresholds	40
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

Energy Commodity Risk

We mitigate energy commodity risk primarily through our energy resources risk policy, which includes oversight from the RMC and oversight from the Audit Committee and the Environmental, Technology and Operations Committee of the Board of Directors. In conjunction with the oversight committees, our management team develops hedging strategies, detailed resource procurement plans, resource optimization strategies and long-term integrated resource planning to mitigate some of the risks associated with energy commodities. The various plans and strategies are monitored daily and developed with quantitative methods.

Our energy resources risk policy includes a wholesale energy markets credit policy and control procedures to manage energy commodity price and credit risks. Nonetheless, adverse changes in commodity prices, generating capacity, customer loads, regulation, weather, and other factors may result in losses of earnings, cash flows and/or fair values.

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

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2025 that are expected to settle in each respective year (dollars in millions). As of December 31, 2025, there are no energy commodity derivative contracts outstanding with expected deliveries after 2028:

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2026	$—	$—	$(17)	$(10)	$8	$4	$(3)	$—
2027	—	—	(3)	(1)	—	—	(4)	—
2028	—	—	—	—	—	—	(3)	—

AVISTA CORPORATION

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2024 that were expected to settle in each respective year (dollars in millions). As of December 31, 2024, there were no energy commodity derivative contracts outstanding with expected deliveries after 2027:

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
2025	$—	$—	$(23)	$(19)	$10	$7	$(3)	$—
2026	—	—	(9)	(3)	—	—	—	—
2027	—	—	(2)	—	—	—	—	—
(1)
Physical transactions represent commodity transactions in which we take or make delivery of either electricity or natural gas; financial transactions represent financial derivative instruments that are settled in cash with no physical delivery of the underlying commodity, such as futures, swap derivatives, or options contracts.

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

Resource Adequacy Risk

Resource adequacy risk is managed internally through our integrated resource planning (IRP) evaluation that produces a preferred resource strategy to meet forecasted energy demand over the next twenty plus years. The IRP is conducted every two years to account for changes in assumptions such as forecasted load growth, energy market prices, climate change and other variables. If new resources are shown to be needed in the next four years, then we will initiate a competitive resource request for proposal process to procure new generating resources prior to the anticipated need. We will also hedge shorter term capacity and energy needs per our risk management policy to acquire additional generation as needed. We also participate in the Western EIM and the western resource adequacy program to reduce risk associated with near term energy and capacity needs.

External resource adequacy risk associated with regional capacity shortfalls is monitored and addressed through participation in regional coordination efforts. These efforts include participation in interregional transmission planning conducted by the western power pool, day ahead organized markets, western resource adequacy program, gas-electric coordination initiatives, joint regional transmission infrastructure projects and evaluation of joint generation projects.

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

The Report of Independent Registered Public Accounting Firm and Financial Statements begin on the next page.

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avista Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avista Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 24, 2026

We have served as the Company's auditor since 1933.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Avista Corporation

For the Years Ended December 31

Dollars in millions, except per share amounts

	2025	2024	2023
Operating Revenues:
Utility revenues:
Utility revenues, exclusive of alternative revenue programs	$1,940	$1,902	$1,746
Alternative revenue programs	23	35	5
Total utility revenues	1,963	1,937	1,751
Non-utility revenues	1	1	1
Total operating revenues	1,964	1,938	1,752
Operating Expenses:
Utility operating expenses:
Resource costs	691	798	702
Other operating expenses	504	442	414
Depreciation and amortization	289	274	265
Taxes other than income taxes	121	116	110
Non-utility operating expenses	5	2	3
Total operating expenses	1,610	1,632	1,494
Income from operations	354	306	258
Interest expense	152	147	141
Interest expense to affiliated trusts	2	3	3
Capitalized interest	(6)	(5)	(4)
Other income-net	(11)	(22)	(19)
Income before income taxes	217	183	137
Income tax expense (benefit)	24	3	(34)
Net income	$193	$180	$171
Weighted-average common shares outstanding (thousands), basic	80,975	78,725	76,396
Weighted-average common shares outstanding (thousands), diluted	81,051	78,820	76,495
Earnings per common share:
Basic	$2.38	$2.29	$2.24
Diluted	$2.38	$2.29	$2.24

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Avista Corporation

For the Years Ended December 31

Dollars in millions

	2025	2024	2023
Net income	$193	$180	$171
Other Comprehensive (Loss) Income:
Change in unfunded benefit obligation for pension and other postretirement benefit plans - net of taxes of $0, $0 and $0, respectively	(1)	—	2
Total other comprehensive (loss) income	(1)	—	2
Comprehensive income	$192	$180	$173

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED BALANCE SHEETS

Avista Corporation

As of December 31

Dollars in millions

	2025	2024
Assets:
Current Assets:
Cash and cash equivalents	$19	$30
Accounts and notes receivable, net	220	205
Inventory	236	193
Regulatory assets	135	137
Other current assets	119	91
Total current assets	729	656
Net utility property	6,319	5,987
Goodwill	52	52
Non-current regulatory assets	871	847
Other property and investments-net and other non-current assets	388	399
Total assets	$8,359	$7,941
Liabilities and Equity:
Current Liabilities:
Accounts payable	$163	$125
Short-term borrowings	388	354
Regulatory liabilities	126	108
Other current liabilities	201	184
Total current liabilities	878	771
Long-term debt	2,754	2,614
Long-term debt to affiliated trusts	52	52
Pensions and other postretirement benefits	65	75
Deferred income taxes	778	751
Non-current regulatory liabilities	818	834
Other non-current liabilities and deferred credits	305	253
Total liabilities	5,650	5,350
Commitments and Contingencies (See Notes to Consolidated Financial Statements)
Equity:
Common stock, no par value; 200,000 shares authorized; 82,193 and 80,039 shares issued and outstanding, respectively (shares in thousands)	1,805	1,720
Accumulated other comprehensive loss	(1)	—
Retained earnings	905	871
Total equity	2,709	2,591
Total liabilities and equity	$8,359	$7,941

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Years Ended December 31

Dollars in millions

	2025	2024	2023
Operating Activities:
Net income	$193	$180	$171
Non-cash items included in net income:
Depreciation and amortization	289	274	265
Benefit from (provision for) deferred income taxes	2	(5)	(37)
Power and natural gas cost (deferrals) amortizations, net	(54)	104	7
Amortization of debt expense	2	2	3
Stock-based compensation expense	9	9	8
Equity-related AFUDC	(11)	(9)	(7)
Pension and other postretirement benefit expense	15	12	14
Other regulatory assets and liabilities	33	(28)	(34)
Other non-current assets and liabilities	58	36	26
Change in decoupling regulatory deferral	(24)	(35)	(3)
Realized and unrealized losses on assets and investments	13	5	3
Other	(4)	(4)	(6)
Contributions to defined benefit pension plan	(10)	(10)	(10)
Cash received on settlement of interest rate swap agreements	1	4	8
Changes in certain current assets and liabilities:
Accounts and notes receivable	(24)	3	37
Inventory	(43)	(40)	(52)
Collateral posted for derivative instruments	12	18	129
Income taxes receivable	(5)	(3)	2
Other current assets	(23)	16	(26)
Accounts payable	25	(8)	(66)
Other current liabilities	15	13	15
Net cash provided by operating activities	469	534	447
Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(570)	(533)	(499)
Issuance of notes receivable	—	—	(3)
Repayments from notes receivable	6	—	—
Equity and property investments	(4)	(10)	(13)
Proceeds from sale of investments	—	—	3
Other	4	4	2
Net cash used in investing activities	$(564)	$(539)	$(510)

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Years Ended December 31

Dollars in millions

	2025	2024	2023
Financing Activities:
Net increase (decrease) in short-term borrowings	$33	$5	$(114)
Proceeds from issuance of long-term debt	140	84	250
Maturity of long-term debt and finance leases	(4)	(3)	(17)
Issuance of common stock, net of issuance costs	78	68	113
Cash dividends paid	(159)	(150)	(141)
Other	(4)	(4)	(6)
Net cash provided by financing activities	84	—	85
Net (decrease) increase in cash and cash equivalents	(11)	(5)	22
Cash and cash equivalents at beginning of year	30	35	13
Cash and cash equivalents at end of year	$19	$30	$35
Supplemental Cash Flow Information:
Cash paid during the year for interest	$144	$141	$132
Non-cash financing and investing activities:
Accounts payable for capital expenditures	36	24	34

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Years Ended December 31

Dollars in millions, except per share amounts

	2025	2024	2023
Common Stock, Shares (in thousands):
Shares outstanding at beginning of year	80,039	78,075	74,946
Shares issued through equity compensation plans	148	147	118
Shares issued through Employee Investment Plan	13	13	12
Shares issued through sales agency agreements	1,993	1,804	2,999
Shares outstanding at end of year	82,193	80,039	78,075
Common Stock, Amount:
Balance at beginning of year	$1,720	$1,644	$1,525
Equity compensation expense	8	8	7
Issuance of common stock through equity compensation plans	1	1	1
Issuance of common stock through sales agency agreements, net of issuance costs	78	68	112
Payment of minimum tax withholdings for share-based payment awards	(2)	(1)	(1)
Balance at end of year	1,805	1,720	1,644
Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	—	—	(2)
Other comprehensive (loss) income	(1)	—	2
Balance at end of year	(1)	—	—
Retained Earnings:
Balance at beginning of year	871	841	812
Net income	193	180	171
Dividends on common stock	(159)	(150)	(142)
Balance at end of year	905	871	841
Total equity	$2,709	$2,591	$2,485
Dividends declared per common share	$1.96	$1.90	$1.84

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

Avista Capital, a wholly-owned non-regulated subsidiary of Avista Corp., is the parent company of the subsidiary companies in the non-utility businesses, except AJT Mining Properties, Inc., which is a subsidiary of AERC. See Note 24 for business segment information.

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

AVISTA CORPORATION

Depreciation

For utility operations, depreciation expense is estimated by a method of depreciation accounting utilizing composite rates for utility plant. Such rates are designed to provide for retirements of properties at the expiration of their service lives. For utility operations, the ratio of depreciation provisions to average depreciable property was as follows for the years ended December 31:

	2025	2024	2023
Avista Utilities	3.52%	3.45%	3.52%
Alaska Electric Light and Power Company	2.77%	2.80%	2.78%

The average service lives for the following broad categories of utility plant in service are (in years):

	Avista Utilities	Alaska Electric Light and Power Company
Electric thermal/other production	20	41
Hydroelectric production	80	40
Electric transmission	43	43
Electric distribution	41	38
Natural gas distribution property	43	N/A
Other shorter-lived general plant	8	19

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

The effective AFUDC rate was the following for the years ended December 31:

	2025	2024	2023
Avista Utilities	7.32%	7.03%	7.03%
Alaska Electric Light and Power Company	7.77%	8.47%	8.61%

Income Taxes

Deferred income tax assets represent future income tax deductions the Company expects to utilize in future tax returns to reduce taxable income. Deferred income tax liabilities represent future taxable income the Company expects to recognize in future tax returns. Deferred tax assets and liabilities arise when there are temporary differences resulting from differing treatment of items for tax and accounting purposes. A deferred income tax asset or liability is determined based on the enacted tax rates that will be in effect when the temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s consolidated income tax returns. The effect on deferred income taxes from a change in tax rates is recognized in income in the period that includes the date of the enactment unless a regulatory order specifies deferral of the effect of the change in tax rates over a longer period of time. The Company establishes a valuation allowance when it is more likely than not that all, or a portion, of a deferred tax asset will not be realized. Deferred income tax assets and liabilities and regulatory assets and liabilities are established for income tax benefits flowed through to customers.

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

The Company's largest deferred income tax item is the difference between the book and tax basis of utility plant. This item results from the temporary difference in depreciation expense. In early tax years, this item is recorded as a deferred income tax liability that will eventually reverse and become subject to income tax in later tax years.

The Company did not incur penalties on income tax positions in 2025, 2024 or 2023. The Company would recognize interest accrued related to income tax positions as interest expense or interest income and penalties incurred as other operating expense.

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

	2025	2024	2023
Stock-based compensation expense	$8	$8	$7
Income tax benefits	2	2	2

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

AVISTA CORPORATION

The following table summarizes the number of grants, vested and unvested shares, earned shares (based on market metrics), and other pertinent information related to the Company's stock compensation awards for the years ended December 31:

	2025	2024	2023
Restricted Shares
Shares granted during the year	141,618	82,433	76,806
Shares vested during the year	96,214	75,107	75,007
Unvested shares at end of year	190,979	158,464	152,140
Unrecognized compensation expense at end of year (in millions)	$4	$3	$3
TSR Awards
TSR shares granted during the year	36,616	45,739	34,912
TSR shares vested during the year	28,760	64,640	61,456
TSR shares earned based on market metrics	—	35,552	44,863
Unvested TSR shares at end of year	72,574	77,530	96,915
Unrecognized compensation expense at end of year (in millions)	$1	$2	$2
CEPS Awards
CEPS shares granted during the year	129,056	137,161	104,685
CEPS shares vested during the year	86,227	64,640	61,456
CEPS shares earned based on performance metrics	34,491	29,088	33,801
Unvested CEPS shares at end of year	236,873	232,486	161,235
Unrecognized compensation expense at end of year (in millions)	$7	$3	$2

Outstanding restricted, TSR and CEPS share awards include a dividend component paid in cash. A liability for the dividends payable related to these awards is accrued as dividends are announced throughout the life of the award. As of December 31, 2025 and 2024, the Company had recognized a liability of $2 million and $3 million, respectively, related to the dividend equivalents payable on the outstanding and unvested share grants.

Other Income - Net

Other income - net consisted of the following items for the years ended December 31 (dollars in millions):

	2025	2024	2023
Interest income	$5	$5	$6
Interest on regulatory deferrals	7	9	9
Equity-related AFUDC	11	9	7
Losses on investments	(12)	(7)	(3)
Other income	—	6	—
Total	$11	$22	$19

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

AVISTA CORPORATION

write-offs as compared to accounts receivable and operating revenues. Additionally, the Company establishes specific allowances for certain individual accounts. The following table presents the activity in the allowance for doubtful accounts during the years ended December 31 (dollars in millions):

	2025	2024	2023
Allowance as of the beginning of the year	$5	$5	$6
Additions expensed during the year	7	7	7
Net deductions	(7)	(7)	(8)
Allowance as of the end of the year	$5	$5	$5

The Company has received grants from various government agencies to assist customers with their energy bills. The Company received these grant funds and applied them to customer accounts, reducing accounts receivable balances. These grants totaled $10 million in 2024 and $2 million in 2023. There were no grants received under these programs in 2025.

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

	2025	2024
Regulatory liability for utility plant retirement costs	$468	$448

Goodwill

Goodwill arising from acquisitions represents the future economic benefit arising from other assets acquired in a business combination not individually identified and separately recognized. In 2025, the Company evaluated goodwill for impairment using a fair value to carrying amount comparison (Step 1). The Company completed its annual evaluation of goodwill for potential impairment as of November 30, 2025 and determined goodwill was not impaired at that time (carrying value was less than the determined fair value). No events or circumstances occurred between November 30, 2025 and December 31, 2025 that would more likely than not reduce the fair values of the reporting units below their carrying amounts. As of December 31, 2025 and December 31, 2024, the carrying amount of goodwill was $52 million. There are no accumulated impairment losses recognized to date.

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

For interest rate swap transactions, Avista Corp. records all mark-to-market gains and losses in each accounting period as assets and liabilities, as well as offsetting regulatory assets and liabilities, such that there is no impact on the income statement. The interest rate swap derivatives are risk management tools similar to energy commodity derivatives. Upon settlement of interest rate swap derivatives, the regulatory asset or liability is amortized as a component of interest expense over the term of the associated debt. The Company records an offset of interest rate swap derivative assets and liabilities with regulatory assets and liabilities, based on the prior practice of the commissions to provide recovery through the ratemaking process.

The Company has multiple master agreements with a variety of entities allowing for cross-commodity netting of derivative agreements with the same counterparty (e.g. power derivatives can be netted with natural gas derivatives under certain conditions). In addition, some master agreements allow for the netting of commodity derivatives and interest rate swap derivatives for the same counterparty. The Company does not have agreements which allow for cross-affiliate netting among multiple affiliated legal entities. The Company nets all derivative instruments when allowed by the agreement for presentation in the Consolidated Balance Sheets.

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

AVISTA CORPORATION

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

The appropriated retained earnings amounts included in retained earnings were as follows as of December 31 (dollars in millions):

	2025	2024
Appropriated retained earnings	$65	$62

Contingencies

The Company has unresolved regulatory, legal and tax issues which have inherently uncertain outcomes. The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount of the loss or impairment can be reasonably estimated. The Company also discloses loss contingencies that do not meet these conditions for accrual, if there is a reasonable possibility that a material loss may be incurred. As of December 31, 2025, the Company has not recorded significant amounts related to unresolved contingencies. See Note 22 for further discussion of the Company's commitments and contingencies.

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

ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures"

In December 2023, the FASB issued ASU 2023-09, requiring additional income tax disclosures. The additional disclosures include prescribed items presented in the income tax rate reconciliation, and further disaggregation of income taxes paid between federal, state and foreign taxes. The ASU became effective for fiscal years beginning after December 15, 2024, and the Company adopted with retrospective presentation. The expanded income tax disclosures have been included within Note 13.

AVISTA CORPORATION

ASU 2024-03 "Disaggregation of Income Statement Expenses"

In November 2024, the FASB issued ASU 2024-03, requiring additional footnote disclosures disaggregating certain expenses included on the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt as of December 31, 2025.

ASU 2025-05 "Measurement of Credit Losses for Accounts Receivable and Contract Assets"

In July 2025, the FASB issued ASU 2025-05, providing a practical expedient that may be elected to assume current conditions as of the balance sheet date will remain unchanged for the remaining life of the receivable when developing an estimate of expected credit losses on accounts receivable arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual periods, and early adoption is permitted. The Company has elected to utilize the practical expedient, effective January 1, 2026, and does not expect a material impact to the financial statements.

ASU 2025-06 "Targeted Improvements to the Accounting for Internal-Use Software"

In September 2025, the FASB issued ASU 2025-06, which updates the capitalization criteria for internally developed software projects. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual periods, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt as of December 31, 2025.

ASU 2025-10 "Accounting for Government Grants Received by Business Entities"

In December 2025, the FASB issued ASU 2025-10, which establishes authoritative accounting guidance for government grants received by a business entity. The ASU is effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual periods, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt as of December 31, 2025.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, stored natural gas and fuel stock are recorded at average cost and consisted of the following as of December 31 (dollars in millions):

	2025	2024
Materials and supplies	$87	$99
Emission allowances	136	79
Stored natural gas	8	10
Fuel stock	5	5
Total	$236	$193

Other Current Assets

Other current assets consisted of the following as of December 31 (dollars in millions):

	2025	2024
Prepayments	$56	$37
Income taxes receivable	39	32
Derivative assets net of collateral	8	11
Other	16	11
Total	$119	$91

AVISTA CORPORATION

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of December 31 (dollars in millions):

	2025	2024
Equity investments	$148	$157
Operating lease ROU assets	64	66
Finance lease ROU assets	29	33
Non-utility property	12	33
Notes receivable	12	16
Long-term prepaid license fees	18	18
Pension assets	61	35
Investment in affiliated trust	12	12
Deferred compensation assets	9	9
Other	23	20
Total	$388	$399

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (dollars in millions):

	2025	2024
Accrued taxes other than income taxes	$33	$34
Employee paid time off accruals	34	32
Accrued interest	27	24
Pensions and other postretirement benefits	16	15
Derivative liabilities	18	14
Customer deposits	19	14
Other	54	51
Total	$201	$184

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of December 31 (dollars in millions):

	2025	2024
Operating lease liabilities	$60	$62
Finance lease liabilities	32	35
Deferred investment tax credits	27	28
Climate Commitment Act obligations	131	77
Asset retirement obligations	16	18
Derivative liabilities	10	12
Other	29	21
Total	$305	$253

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

Any difference between actual and estimated revenue is recorded in the following month when the meter reading and customer billing occurs.

Accounts receivable includes unbilled energy revenues of the following amounts as of December 31 (dollars in millions):

	2025	2024
Unbilled accounts receivable	$85	$75

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

Other Utility Revenue

Other utility revenue, which includes rent, sales of materials, late fees and other charges, are not considered revenues from contracts with customers. This revenue is not so considered, since it is not received pursuant to contracts under which customers obtain goods or services that are an output of the Company’s ordinary activities in exchange for consideration. As such, these revenues are presented separately from revenue from contracts with customers.

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

AVISTA CORPORATION

collected from customers at AEL&P are imposed on the customers rather than AEL&P; therefore, the customers are the taxpayers and AEL&P is acting as their agent. As such, these transactions at AEL&P are presented on a net basis within revenue from contracts with customers.

Utility-related taxes included in revenue from contracts with customers were as follows for the years ended December 31 (dollars in millions):

	2025	2024	2023
Utility-related taxes	$82	$81	$75

Significant Judgments and Unsatisfied Performance Obligations

The only significant judgments involving revenue recognition are estimates surrounding unbilled revenue and receivables from contracts with customers and estimates surrounding the amount of decoupling revenues that will be collected from customers within 24 months (discussed above).

The Company has certain capacity arrangements, where the Company has a contractual obligation to provide either electric or natural gas capacity to its customers for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement where the customer makes payments throughout the year. As of December 31, 2025, the Company estimates it had unsatisfied capacity performance obligations of $25 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the years ended December 31 (dollars in millions):

	2025	2024	2023
Avista Utilities
Revenue from contracts with customers	$1,625	$1,570	$1,486
Derivative revenues	221	249	199
Alternative revenue programs	23	34	5
Deferrals and amortizations for rate refunds to customers	(13)	1	1
Other utility revenues	60	33	12
Total Avista Utilities	1,916	1,887	1,703
AEL&P
Revenue from contracts with customers	47	49	47
Other utility revenues	—	1	1
Total AEL&P	47	50	48
Other
Other revenues	1	1	1
Total operating revenues	$1,964	$1,938	$1,752

AVISTA CORPORATION

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the years ended December 31 (dollars in millions):

	2025			2024			2023
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$550	$22	$572	$473	$22	$495	$425	$20	$445
Commercial and governmental	402	25	427	369	27	396	344	27	371
Industrial	142	—	142	131	—	131	110	—	110
Public street and highway lighting	9	—	9	9	—	9	8	—	8
Total retail revenue	1,103	47	1,150	982	49	1,031	887	47	934
Transmission	30	—	30	38	—	38	33	—	33
Other revenue from contracts with customers	29	—	29	40	—	40	45	—	45
Total electric revenue from contracts with customers	$1,162	$47	$1,209	$1,060	$49	$1,109	$965	$47	$1,012

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the years ended December 31 (dollars in millions):

	2025	2024	2023
	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$291	$317	$326
Commercial	137	163	164
Industrial and interruptible	12	13	17
Total retail revenue	440	493	507
Transportation	13	11	8
Other revenue from contracts with customers	10	6	6
Total natural gas revenue from contracts with customers	$463	$510	$521

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

ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments. Operating and finance lease ROU assets and lease liabilities are recognized at the commencement date of the agreement based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The implicit rate is used when it is

AVISTA CORPORATION

readily determinable. The operating and finance lease ROU assets also include lease payments made and exclude lease incentives, if any, that accrue to the benefit of the lessee.

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

The Company has entered into a PPA agreement with Rathdrum Power, LLC for the output of the Lancaster Plant through 2041. The PPA meets the accounting definition of a lease. However, since all payments are variable in nature, based on capacity, usage, or performance of the plant, there is no lease obligation or corresponding ROU asset recorded by the Company related to this agreement. The variable lease costs related to this agreement are included in resource costs on the Consolidated Statements of Income.

Avista Corp. does not record leases with a term of 12 months or less on the Consolidated Balance Sheets. Total short-term lease costs for 2025 are immaterial.

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

AVISTA CORPORATION

Operating and Finance Lease Balances in the Financial Statements

The components of lease expense were as follows for the year ended December 31 (dollars in millions):

	2025	2024	2023
Operating lease cost:
Fixed lease cost (Other operating expenses)	$5	$5	$5
Variable lease cost (Other operating expenses and Resource costs)	31	31	25
Total operating lease cost	$36	$36	$30

Finance lease cost:
Amortization of ROU asset (Depreciation and amortization)	$4	$4	$4
Interest on lease liabilities (Interest expense)	2	2	2
Total finance lease cost	$6	$6	$6

Supplemental cash flow information related to leases was as follows for the year ended December 31 (dollars in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows:
Operating lease payments	$5	$5	$5
Interest on finance lease	2	2	2
Total operating cash outflows	$7	$7	$7

Finance cash outflows:
Principal payments on finance lease	$3	$3	$3

Supplemental balance sheet information related to leases was as follows for December 31 (dollars in millions):

	December 31,	December 31,
	2025	2024
Operating Leases
Operating lease ROU assets (Other property and investments-net and other non-current assets)	$64	$66

Other current liabilities	$5	$4
Other non-current liabilities and deferred credits	60	62
Total operating lease liabilities	$65	$66

Finance Leases
Finance lease ROU assets (Other property and investments-net and other non-current assets)	$29	$33

Other current liabilities	$4	$4
Other non-current liabilities and deferred credits	32	35
Total finance lease liabilities	$36	$39

Weighted Average Remaining Lease Term
Operating leases	20 years	21 years
Finance leases	8 years	4 years

Weighted Average Discount Rate
Operating leases	4.32%	4.30%
Finance leases	3.14%	3.46%

AVISTA CORPORATION

Maturities of lease liabilities (including principal and interest) were as follows as of December 31, 2025 (dollars in millions):

	Operating Leases	Finance Leases
2026	$5	$5
2027	5	6
2028	5	6
2029	5	6
2030	5	5
Thereafter	75	16
Total lease payments	$100	$44
Less: imputed interest	(35)	(8)
Total	$65	$36

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

Avista Corp. participates in profits and losses of the investment funds based on its ownership percentage and its losses are capped at its total initial investment in the funds. Equity investments in VIEs are accounted for under the equity method (see Note 7). As of December 31, 2025, Avista Corp. has invested $83 million in these investment funds, with an additional commitment of $17 million remaining to be invested. The Company is not allowed to withdraw capital contributions from an investment fund until after that fund expiration date and all liabilities of that fund are settled. The expiration dates range from 2025 to 2036, with some investments having no termination date (as they are perpetual). As of December 31, 2025, the Company has a total carrying amount of $82 million in these VIEs, including $72 million of equity investments and $10 million of notes receivable.

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

The following table summarizes Avista Corp.’s equity investments, which are included in “Other property and investments- net and other non-current assets” on the Consolidated Balance Sheets as of December 31 (dollars in millions):

	2025	2024
Equity method investments	$70	$77
Investments without readily determinable fair value
Non-recurring fair value	29	27
Recurring fair value	49	53
Total	$148	$157

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

Realized and unrealized gains or losses in equity investments are included in net income. The following table summarizes net unrealized gains (losses) related to investments without readily determinable fair value held as of the end of the respective period for the years ended December 31 (dollars in millions):

	2025	2024	2023
Investments recorded at non-recurring fair value	$2	$—	$—
Investments recorded at recurring fair value	(4)	—	(4)
Total	$(2)	$—	$(4)

Net unrealized gains recorded related to investments recorded at non-recurring fair value result from identified observable transactions. On a cumulative basis, the Company has recognized a net gain of $17 million for fair value adjustments to investments recorded at non-recurring fair value held at December 31, 2025.

NOTE 8. DERIVATIVES AND RISK MANAGEMENT

Energy Commodity Derivatives

Avista Corp. is exposed to market risks relating to changes in electricity and natural gas commodity prices and certain other fuel prices. Market risk is, in general, the risk of fluctuation in the market price of the commodity being traded and is influenced primarily by supply and demand. Market risk includes the fluctuation in the market price of associated commodity derivative instruments. Avista Corp. utilizes instruments that meet the definition of a derivative under U.S. GAAP, such as forwards, futures, swaps and options to manage the various risks relating to these commodity price exposures. Avista Corp. has an energy resources risk policy and control procedures to manage these risks.

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

The following table presents the underlying energy commodity derivative volumes as of December 31, 2025 expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
2026	6	—	30,523	30,535	373	328	2,325	543
2027	—	—	14,558	14,443	—	—	1,393	—
2028	—	—	4,413	5,393	—	—	1,013	—

As of December 31, 2025, there are no energy commodity derivative contracts outstanding with expected deliveries after 2028.

The following table presents the underlying energy commodity derivative volumes as of December 31, 2024 that were expected to be delivered in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
2025	7	—	27,993	39,483	427	420	1,897	1,963
2026	—	—	17,560	13,175	—	—	—	—
2027	—	—	7,555	2,250	—	—	—	—

As of December 31, 2024, there were no energy commodity derivative contracts outstanding with expected deliveries after 2027.

(1)
Physical transactions represent commodity derivative transactions in which Avista Corp. will take or make delivery of either electricity or natural gas; financial transactions represent financial derivative instruments that are settled in cash with no physical delivery of the underlying commodity, such as futures, swaps, or options contracts.

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

The following table summarizes the foreign currency exchange derivatives outstanding as of December 31 (dollars in millions):

	2025	2024
Number of contracts	26	22
Notional amount (in United States dollars)	$6	$2
Notional amount (in Canadian dollars)	4	2

Summary of Outstanding Derivative Instruments

The amounts recorded on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of energy commodity derivative instruments recorded on the Consolidated Balance Sheets as of December 31, 2025 (dollars in millions):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netting	Net Asset (Liability) on Balance Sheet
Other current assets	$8	$—	$—	$8
Other current liabilities	7	(33)	8	(18)
Other non-current liabilities and deferred credits	2	(14)	2	(10)
Total derivative instruments recorded on the balance sheet	$17	$(47)	$10	$(20)

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

Exposure to Demands for Collateral

Avista Corp.'s derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement. In the event of changes in market prices or a downgrade in Avista Corp.'s credit ratings or other established credit criteria, or, in some cases, if the counterparty has reasonable grounds to believe that there has been a material change in Avista Corp.'s creditworthiness, additional collateral may be required. In periods of price volatility, the level of exposure can change significantly. In addition, these contracts contain customary events of default (including cross-defaults to indebtedness and other obligations) and termination provisions. As a result, sudden and significant demands may be made against Avista Corp.'s credit facilities and cash. Avista Corp. actively monitors the exposure to possible collateral calls and takes steps to mitigate capital requirements.

AVISTA CORPORATION

The following table presents collateral outstanding related to its energy commodity derivative instruments as of December 31 (dollars in millions):

	2025	2024
Cash collateral posted	$12	$24
Letters of credit outstanding	14	12

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

The following table presents the aggregate fair value of energy commodity derivative instruments with credit-risk-related contingent features in a liability position and the amount of additional collateral Avista Corp. could be required to post as of December 31 (dollars in millions):

2025
Liabilities with credit-risk-related contingent features	$20
Additional collateral to post	20

NOTE 9. JOINTLY OWNED ELECTRIC FACILITIES

The Company had a 15 percent ownership interest in Units 3 and 4 of Colstrip, and provided financing for its ownership interest in the project. Effective January 1, 2026, the Company transferred its ownership to NorthWestern. The Company has retained responsibility for remediation obligations in existence at the time the transaction closed. See further discussion of the transaction within Note 22.

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

	2025	2024
Utility plant in service	$401	$401
Accumulated depreciation	(382)	(355)

The Company retained ownership of certain transmission assets subsequent to transferring its ownership interest in Units 3 and 4 to NorthWestern, which are included in amounts above. In addition, the Company has reclassified certain amounts to be recovered or returned to customers subsequent to the ownership transfer to regulatory assets and liabilities as of December 31, 2025.

See Note 11 for further discussion of AROs.

While the obligations and liabilities with respect to Colstrip have been shared among the co-owners on a pro-rata basis, many of the environmental liabilities are joint and several under the law, so that if any co-owner failed to pay its share of such liability, the other co-owners (or any one of them) could be required to pay the defaulting co-owner‘s share (or the entire liability).

AVISTA CORPORATION

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Net Utility Property

Net utility property consisted of the following as of December 31 (dollars in millions):

	2025	2024
Utility plant in service	$8,591	$8,180
Construction work in progress	303	238
Total	8,894	8,418
Less: Accumulated depreciation and amortization	2,575	2,431
Total net utility property	$6,319	$5,987

Gross Property, Plant and Equipment

The gross balances of the major classifications of property, plant and equipment are detailed in the following table as of December 31 (dollars in millions):

	2025	2024
Avista Utilities:
Electric production	$1,588	$1,523
Electric transmission	1,158	1,105
Electric distribution	2,784	2,580
Electric construction work-in-progress (CWIP) and other	494	452
Electric total	6,024	5,660
Natural gas underground storage	65	63
Natural gas distribution	1,700	1,624
Natural gas CWIP and other	98	95
Natural gas total	1,863	1,782
Common plant (including CWIP)	780	760
Total Avista Utilities	8,667	8,202
AEL&P:
Electric production	141	120
Electric transmission	23	23
Electric distribution	39	36
Electric CWIP and other	13	26
Electric total	216	205
Common plant	11	11
Total AEL&P	227	216
Total gross utility property	$8,894	$8,418

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

The Company transferred its ownership interest in Colstrip to NorthWestern on January 1, 2026. The Company retained responsibility for its share of the liabilities giving rise to the Colstrip AROs existing as of the transfer date.

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

The following table documents the changes in the Company’s asset retirement obligation during the years ended December 31 (dollars in millions):

	2025	2024	2023
Asset retirement obligation at beginning of year	$18	$18	$16
Liabilities incurred	—	—	2
Liabilities settled	(3)	(1)	—
Accretion expense	1	1	—
Asset retirement obligation at end of year	$16	$18	$18

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

Avista Utilities

The Company has a defined benefit pension plan covering the majority of regular full-time non-union employees at Avista Utilities hired prior to January 1, 2014 and regular full-time union employees that were hired prior to January 1, 2024. Employees eligible for the plan continue to accrue benefits. Individual benefits under this plan are based upon the employee’s years of service, date of hire and average compensation as specified in the plan. Non-union employees hired on or after January 1, 2014 and union employees hired on or after January 1, 2024 participate in a defined contribution 401(k) plan in lieu of a defined benefit pension plan. The Company’s funding policy is to contribute at least the minimum amounts required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts currently deductible for income tax purposes. The Company contributed $10 million in cash each year to the pension plan in 2025, 2024, and 2023. The Company expects to contribute $10 million in cash to the pension plan in 2026.

In 2024, the Company offered pension participants an election to leave the pension plan for an alternative defined contribution 401(k) plan. In April 2024, it was determined that due to the number of participants electing to leave the pension plan, as well as the resulting decrease in expected future service, this event resulted in a curtailment of the pension plan, and an associated

AVISTA CORPORATION

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

The Company expects benefit payments under the pension plan and the SERP will total (dollars in millions):

	2026	2027	2028	2029	2030	Total 2031- 2035
Expected benefit payments	$46	$46	$47	$47	$48	$249

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

The Company has a Health Reimbursement Arrangement (HRA) to provide employees with tax-advantaged funds to pay for allowable medical expenses upon retirement. The amount earned by the employee is fixed on the retirement date based on the employee’s years of service and ending salary. The liability and expense of the HRA are included as other postretirement benefits.

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

The Company expects benefit payments under other postretirement benefit plans will total (dollars in millions):

	2026	2027	2028	2029	2030	Total 2031- 2035
Expected benefit payments	$6	$6	$7	$7	$7	$38

The Company expects to contribute $6 million to other postretirement benefit plans in 2026. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

AVISTA CORPORATION

The following tables set forth the pension and other postretirement benefit plan disclosures as of December 31, 2025 and 2024 and the components of net periodic benefit costs for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

	Pension Benefits		Other Post- retirement Benefits
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation as of beginning of year	$600	$585	$117	$122
Service cost	16	16	2	3
Interest cost	35	34	7	7
Actuarial (gain)/loss (1)	15	2	(3)	(9)
Plan change	—	—	1	—
Benefits paid	(44)	(36)	(8)	(6)
Curtailments	—	(1)	—	—
Benefit obligation as of end of year (2)	$622	$600	$116	$117
Change in plan assets:
Fair value of plan assets as of beginning of year	$608	$590	$67	$58
Actual return on plan assets	80	42	8	9
Employer contributions	10	10	—	—
Benefits paid	(42)	(34)	—	—
Fair value of plan assets as of end of year (2)	$656	$608	$75	$67
Funded status	$34	$8	$(41)	$(50)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$61	$35	$—	$—
Other current liabilities	(2)	(2)	(1)	(1)
Non-current liabilities	(25)	(25)	(40)	(49)
Net amount recognized	$34	$8	$(41)	$(50)
Accumulated pension benefit obligation (2)	$535	$522
Accumulated postretirement benefit obligation:
For retirees			$64	$67
For fully eligible employees			$18	$16
For other participants			$34	$34
Included in accumulated other comprehensive loss (income) (net of tax):
Unrecognized prior service cost	$3	$3	$1	$—
Unrecognized net actuarial loss (gain)	52	70	(4)	2
Total	55	73	(3)	2
Less regulatory asset	(54)	(73)	3	(2)
Accumulated other comprehensive loss for unfunded benefit obligation for pensions and other postretirement benefit plans	$1	$—	$—	$—

(1)
The change in the pension benefit obligation related to actuarial loss is primarily related to actual investment returns differing from our assumptions, partially offset by financial and demographic assumption changes.
(2)
As of December 31, 2025, the SERP had a projected benefit obligation of $27 million and an accumulated benefit obligation of $25 million, with no plan assets.

AVISTA CORPORATION

	Pension Benefits		Other Post- retirement Benefits
	2025	2024	2025	2024
Weighted-average assumptions as of December 31:
Discount rate for benefit obligation	5.96%	6.13%	6.11%	6.09%
Discount rate for annual expense	6.13%	5.86%	6.09%	5.83%
Expected long-term return on plan assets	7.40%	7.80%	6.60%	6.70%
Rate of compensation increase	5.07%	5.19%
Medical cost trend pre-age 65 – initial			7.00%	6.50%
Medical cost trend pre-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year pre-age 65			2034	2031
Medical cost trend post-age 65 – initial			7.00%	6.50%
Medical cost trend post-age 65 – ultimate			5.00%	5.00%
Ultimate medical cost trend year post-age 65			2034	2031

	Pension Benefits			Other Post-retirement Benefits
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Service cost (1)	$16	$16	$14	$2	$3	$2
Interest cost	35	34	33	7	7	7
Expected return on plan assets	(44)	(45)	(44)	(4)	(4)	(3)
Amortization of prior service cost (credit)	1	—	1	—	(1)	(1)
Net loss recognition	3	2	5	—	—	—
Net periodic benefit cost	$11	$7	$9	$5	$5	$5
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

AVISTA CORPORATION

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

The following table discloses by level within the fair value hierarchy (see Note 18 for a description of the fair value hierarchy) of the pension plan’s assets measured and reported as of December 31, 2025 at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$9	$—	$9
Fixed income securities:
U.S. government issues	—	47	—	47
Corporate issues	—	227	—	227
International issues	—	35	—	35
Municipal issues	—	9	—	9
Mutual funds:
U.S. equity securities	162	—	—	162
International equity securities	64	—	—	64
Plan assets measured at NAV (not subject to hierarchy disclosure)
Common/collective trusts: real estate	—	—	—	24
Partnership/closely held investments:
International equity securities	—	—	—	73
Real estate	—	—	—	6
Total	$226	$327	$—	$656

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

The fair value of other postretirement plan assets invested in debt and equity securities was based primarily on market prices. The fair value of investment securities traded on a national securities exchange is determined based on the last reported sales price; securities traded in the over-the-counter market are valued at the last reported bid price. For investment securities for which market prices are not readily available, the investment manager determines fair value based upon other inputs (including

AVISTA CORPORATION

valuations of securities comparable in coupon, rating, maturity and industry). The target asset allocation was 60 percent equity securities and 40 percent debt securities in both 2025 and 2024.

The fair value of other postretirement plan assets was determined to be $75 million as of December 31, 2025 and $67 million as of December 31, 2024. The assets consist of a balanced index mutual fund, which is a single mutual fund that includes a percentage of U.S. equity and fixed income securities and international equity and fixed income securities. This mutual fund is classified as Level 1 in the fair value hierarchy (see Note 18 for a description of the fair value hierarchy).

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

Employer matching contributions were as follows for the years ended December 31 (dollars in millions):

	2025	2024	2023
Employer 401(k) matching contributions	$18	$16	$15

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

There were deferred compensation assets included in other property and investments-net and corresponding deferred compensation liabilities included in other non-current liabilities and deferred credits on the Consolidated Balance Sheets of the following amounts as of December 31 (dollars in millions):

	2025	2024
Deferred compensation assets and liabilities	$9	$9

NOTE 13. ACCOUNTING FOR INCOME TAXES

Income Tax Expense

Income tax expense consisted of the following for the years ended December 31 (dollars in millions):

	2025	2024	2023
Current income tax expense:
Federal	$20	$5	$1
State	2	3	2
Total current income tax expense	22	8	3
Deferred income tax expense (benefit):
Federal	2	(5)	(37)
Total deferred income tax expense (benefit)	2	(5)	(37)
Total income tax expense (benefit)	$24	$3	$(34)

AVISTA CORPORATION

A reconciliation of federal income taxes derived from the statutory federal tax rate of 21 percent applied to income before income taxes is as follows for the years ended December 31 (dollars in millions):

	2025		2024		2023
Income from continuing operations before income tax expense (benefit)	$217	N/A	$183	N/A	$137	N/A
U.S. federal statutory tax rate	46	21.0%	38	21.0%	29	21.0%
State income taxes, net of federal income tax effect (1)	1	0.5	2	0.9	2	1.5
Research and development tax credits	(1)	(0.5)	(1)	(0.6)	(3)	(1.7)
Other adjustments:
Flow through related to deduction of meters and mixed service costs (2)	(7)	(3.2)	(23)	(12.4)	(48)	(34.9)
Excess deferred tax amortization	(11)	(4.9)	(11)	(6.0)	(12)	(8.9)
CARES Act tax benefit amortization	(2)	(0.9)	(1)	(0.6)	(1)	(0.7)
Other	(2)	(0.9)	(1)	(0.8)	(1)	(0.7)
Total other adjustments	(22)	(9.9)	(36)	(19.8)	(62)	(45.2)
Effective tax rate	$24	11.1%	$3	1.5%	$(34)	(24.4)%
(1)
State taxes in Oregon made up greater than 50 percent of the tax effect in this category.
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

In July 2025, OBBB was signed into law, which includes significant changes to the U.S. tax code and related laws. The Company has evaluated the potential impact of OBBB on our consolidated financial statements in accordance with ASC 740 and, as of December 31, 2025, has determined the impact to the effective tax rate is not material.

Cash Paid for Income Taxes

Income taxes paid (net of refunds) consisted of the following for the years ended December 31 (dollars in millions):

	2025	2024	2023
Federal	$26	$9	$—
State	2	2	2
Total income taxes paid (net of refunds)	$28	$11	$2

State income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions for the years ended December 31 (dollars in millions):

	2025	2024	2023
Alaska	*	$1	$1
Oregon	*	1	1

*Jurisdiction below the threshold for the period presented.

AVISTA CORPORATION

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The total net deferred income tax liability consisted of the following as of December 31 (dollars in millions):

	2025	2024
Deferred income tax assets:
Regulatory liabilities	$194	$194
Tax credits and net operating loss carryforwards	29	36
Provisions for pensions	14	16
Other	56	49
Total gross deferred income tax assets	293	295
Valuation allowances for deferred tax assets	(8)	(8)
Total deferred income tax assets after valuation allowances	285	287
Deferred income tax liabilities:
Utility property, plant, and equipment	780	759
Regulatory assets	255	252
Other	31	27
Total gross deferred income tax liabilities	1,066	1,038
Uncertain tax benefits for deferred tax liabilities	(3)	—
Total deferred income tax liabilities	1,063	1,038
Net long-term deferred income tax liability	$778	$751

The realization of deferred income tax assets is dependent upon the ability to generate taxable income in future periods. The Company evaluated available evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that deferred income tax assets will be realized.

As of December 31, 2025, the Company had $22 million of state tax credit carryforwards. Of the total amount, the Company believes that it is more likely than not that it will only be able to utilize $14 million of the state tax credits. As such, the Company has recorded a valuation allowance of $8 million against the state tax credit carryforwards and reflected the net amount of $14 million as an asset as of December 31, 2025. State tax credits expire from 2026 to 2039.

Uncertain Tax Positions

The Company recognizes tax positions that meet the more-likely-than-not threshold as the largest amount of the tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a tax authority that has full knowledge of all relevant information. The change in unrecognized tax benefits is as follows (dollars in millions):

	2025	2024	2023
Unrecognized tax benefits at January 1	$1	$—	$—
Gross increases - tax positions in prior period	2	—	—
Gross increases - tax positions in current period	1	1	—
Unrecognized tax benefits at December 31	$4	$1	$—

The Company's unrecognized tax benefits include approximately $1 million related to tax positions as of December 31, 2025 and 2024 that, if recognized, would impact the annual effective tax rate.

Status of Internal Revenue Service (IRS) and State Examinations

The Company and its eligible subsidiaries file consolidated federal income tax returns. All tax years after 2021 are open for an IRS tax examination.

The Company files state income tax returns in certain jurisdictions, including Idaho, Oregon, Montana and Alaska. Subsidiaries are charged or credited with the tax effects of their operations on a stand-alone basis.

All tax years after 2021 are open for examination in Idaho, Oregon, Montana and Alaska.

AVISTA CORPORATION

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

Avista Utilities has various agreements for the purchase or exchange of electric energy (including transmission), as well as contracts for the purchase of natural gas for resale and fuel for thermal generation (including transportation). The remaining term of the contracts ranges from one month to twenty-five years.

Total fixed and variable costs for power purchased (including transmission), natural gas purchased, fuel for generation and other fuel costs (including transportation), which are included in utility resource costs in the Consolidated Statements of Income, were as follows for the years ended December 31 (dollars in millions):

	2025	2024	2023
Power and natural gas resources	$520	$548	$607

The following table details Avista Utilities’ future fixed contractual commitments for power and natural gas resources (dollars in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Power resources	$335	$268	$249	$234	$230	$2,509	$3,825
Natural gas resources	106	77	142	48	43	156	572
Total	$441	$345	$391	$282	$273	$2,665	$4,397

These energy purchase contracts were entered into as part of Avista Utilities’ obligation to serve its retail electric and natural gas customers’ energy requirements, including contracts entered into for resource optimization. These costs are recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost deferral and recovery mechanisms.

The future contractual commitments for power resources include fixed contractual amounts related to the Company's contracts with PUDs to purchase portions of the output of certain generating facilities. Although the Company has no investment in the PUD generating facilities, the contracts obligate the Company to pay certain minimum amounts whether or not the facilities are operating. The cost of power purchased under the contracts, including payments made when a facility is not operating, is included in utility resource costs in the Consolidated Statements of Income. The contractual amounts included above consist of amounts in respect of the PUDs' existing debt service cost. The fixed minimum amounts payable by the Company under each contract with a PUD includes an amount that is the same percentage of the PUD's total debt service requirements on its revenue bonds issued to finance the related generating facility as the Company's percentage entitlement to the output of that facility. The total portion of the PUDs' future debt service requirements so allocable to the Company as of December 31, 2025 (principal and interest) was $264 million.

In addition, Avista Utilities has operating agreements, settlements and other contractual obligations related to its generating facilities and transmission and distribution services. The expenses associated with these agreements are reflected in other operating expenses in the Consolidated Statements of Income. The following table details future contractual commitments under these agreements (dollars in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Contractual obligations	$19	$20	$20	$21	$21	$163	$264

AVISTA CORPORATION

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

Balances outstanding and interest rates on borrowings (excluding letters of credit) under the Company’s revolving committed line of credit were as follows as of December 31 (dollars in millions):

	2025	2024
Balance outstanding at end of period	$385	$342
Letters of credit balance outstanding at end of period	5	5
Average interest rate at end of period	4.84%	5.52%

As of December 31, 2025 and 2024, the borrowings outstanding under Avista Corp.'s committed lines of credit were classified as short-term borrowings on the Consolidated Balance Sheets.

Letter of Credit Facility

Avista Corp. has a letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

The Company had $14 million and $12 million in letters of credit outstanding under this agreement as of December 31, 2025 and December 31, 2024, respectively. Letters of credit are not reflected on the Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and in one case other obligations. The committed line of credit also includes a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of December 31, 2025, the Company complied with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25 million that expires in June 2028. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates on borrowings under AEL&P's revolving committed line of credit were as follows as of December 31 (dollars in millions):

	2025	2024
Balance outstanding at end of period	$3	$12
Average interest rate at end of period	5.33%	6.13%

The committed line of credit agreement contains customary covenants and default provisions. The credit agreement has a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P,” including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of December 31, 2025, AEL&P complied with this covenant.

AVISTA CORPORATION

NOTE 16. LONG-TERM DEBT

The following details long-term debt outstanding as of December 31 (dollars in millions):

Maturity Year	Description	Interest Rate	2025	2024
Avista Corp. Secured Long-Term Debt
2028	Secured Medium-Term Notes	6.37%	$25	$25
2032	Secured Pollution Control Bonds	3.88%	67	67
2034	Secured Pollution Control Bonds	3.88%	17	17
2035	First Mortgage Bonds	6.25%	150	150
2037	First Mortgage Bonds	5.70%	150	150
2040	First Mortgage Bonds	5.55%	35	35
2041	First Mortgage Bonds	4.45%	85	85
2044	First Mortgage Bonds	4.11%	60	60
2045	First Mortgage Bonds	4.37%	100	100
2047	First Mortgage Bonds	4.23%	80	80
2047	First Mortgage Bonds	3.91%	90	90
2048	First Mortgage Bonds	4.35%	375	375
2049	First Mortgage Bonds	3.43%	180	180
2050	First Mortgage Bonds	3.07%	165	165
2051	First Mortgage Bonds	3.54%	175	175
2051	First Mortgage Bonds	2.90%	140	140
2052	First Mortgage Bonds	4.00%	400	400
2053	First Mortgage Bonds	5.66%	250	250
2055	First Mortgage Bonds (1)	6.18%	120	—
	Total Avista Corp. secured long-term debt		2,664	2,544
Alaska Electric Light and Power Company Secured Long-Term Debt
2030	Secured Term Loan (2)	5.49%	20	—
2044	First Mortgage Bonds	4.54%	75	75
	Total secured long-term debt		2,759	2,619
Alaska Energy and Resources Company Unsecured Long-Term Debt
2029	Unsecured Term Loan	5.92%	15	15
	Total secured and unsecured long-term debt		2,774	2,634
Other Long-Term Debt Components
	Unamortized debt discount		(1)	(1)
	Unamortized long-term debt issuance costs		(19)	(19)
	Total long-term debt		$2,754	$2,614

(1)
In July 2025, the Company issued and sold $120 million of 6.18 percent first mortgage bonds due in 2055 with institutional investors in the private placement market. The net proceeds from the sale of the bonds were used to repay a portion of the borrowings outstanding under the Company's committed line of credit.
(2)
In July 2025, AEL&P entered into a term loan agreement in the amount of $20 million with an interest rate of 5.49 percent and a maturity date of July 2030. AEL&P borrowed the entire $20 million available under the agreement, and used the net proceeds to repay borrowings outstanding under AEL&P's committed line of credit, as well as fund capital expenditures. The term loan is secured under the first mortgage bonds issued to the agent bank that would become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the term loan. The term loan contains customary covenants and default provisions including a covenant which does not permit the ratio of "Consolidated Total Debt to Consolidated Total Capitalization" to be greater than 67.5 percent at any time. As of December 31, 2025, AEL&P complied with this covenant.

AVISTA CORPORATION

The following table details future long-term debt maturities including long-term debt to affiliated trusts (see Note 17) (dollars in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Debt maturities	$—	$—	$25	$15	$20	$2,766	$2,826

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
•
deposit of cash.

Avista Utilities and AEL&P may not individually issue any additional first mortgage bonds (with certain exceptions in the case of bonds issued on the basis of retired bonds) unless the particular entity issuing the bonds has “net earnings” (as defined in that entity's Mortgage) for any period of 12 consecutive calendar months out of the preceding 18 calendar months that were at least twice the annual interest requirements on all mortgage securities at the time outstanding, including the first mortgage bonds to be issued, and on all indebtedness of prior rank. As of December 31, 2025, property additions and retired bonds would have allowed, and the net earnings test would not have prohibited, the issuance of $1.8 billion by Avista Corp. in an aggregate principal amount of additional first mortgage bonds and $41 million by AEL&P, at an assumed interest rate of 8 percent in each case.

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

The distribution rates paid were as follows during the years ended December 31:

	2025	2024	2023
Low distribution rate	4.93%	5.64%	5.64%
High distribution rate	5.64%	6.51%	6.55%
Distribution rate at the end of the year	4.93%	5.64%	6.51%

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Consolidated Balance Sheets as of December 31 (dollars in millions):

	2025		2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100	$953	$1,100	$938
Long-term debt (Level 3)	1,674	1,326	1,534	1,163
Snettisham finance lease obligation (Level 3)	36	33	39	35
Long-term debt to affiliated trusts (Level 3)	52	46	52	47

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 58.88 to 108.35 percent of the principal amount, where 100.00 percent represents the carrying value recorded on the Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market

AVISTA CORPORATION

quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation fair value is determined using the Morgan Markets A Ex-Fin discount rate as published on December 31, 2025.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2025 at fair value on a recurring basis (dollars in millions):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2025
Assets:
Energy commodity derivatives	$—	$17	$—	$(9)	$8
Equity investments (3)	—	—	49	—	49
Deferred compensation assets:
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$17	$49	$(9)	$66
Liabilities:
Energy commodity derivatives (2)	$—	$37	$10	$(19)	$28
Total	$—	$37	$10	$(19)	$28

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2024 at fair value on a recurring basis (dollars in millions):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
December 31, 2024
Assets:
Energy commodity derivatives	$—	$23	$—	$(13)	$10
Interest rate swap derivatives	—	1	—	—	1
Equity investments (3)	—	—	53	—	53
Deferred compensation assets:
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$24	$53	$(13)	$73
Liabilities:
Energy commodity derivatives (2)	$—	$61	$3	$(37)	$27
Total	$—	$61	$3	$(37)	$27

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

AVISTA CORPORATION

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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of December 31, 2025 (dollars in millions, except mmBTU amounts):

Fair Value (Net) at
	December 31, 2025	Valuation Technique	Unobservable Input	Range
Natural gas exchange	$(10)	Internally derived weighted average cost of gas	Forward purchase prices	$1.33 - $3.25/mmBTU $2.46 Weighted Average
			Forward sales prices	$1.60 - $8.00/mmBTU $4.66 Weighted Average
			Purchase volumes	270,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

The valuation methods, significant inputs and resulting fair values described above were developed by the Company and are reviewed on at least a quarterly basis to ensure they provide a reasonable estimate of fair value each reporting period.

Equity Investments

The Company has two equity investments measured at fair value on a recurring basis. For one investment, fair value is determined using a market approach, starting with enterprise values from recent market transaction data for comparable companies with similar equity instruments. The market transaction data was used to estimate an enterprise value of the underlying investment and that value was allocated to the various classes of equity via an option pricing model and a waterfall approach. The selection of appropriate comparable companies and the expected time to a liquidation event requires management judgment. The significant assumptions in the analysis include the comparable market transactions and related enterprise values and time to liquidity event. In the event there were relevant market transactions for the same or similar securities of the subject company or there were a reasonable possibility of a transaction occurring, these transactions would be utilized as an input to the valuation with a probability weight applied to the valuation.

For the second investment, the fair value is determined using an income approach utilizing a discounted cash flow model. The model is based on income statement forecasts from the underlying company to determine cash flows for the period of ownership. The model then utilizes market multiples from publicly traded comparable companies in similar industries and projects to estimate the terminal fair value. The market multiples are reduced to reflect the difference in the life cycle between the publicly traded comparable companies and the start-up nature of the investment company. The selection of appropriate

AVISTA CORPORATION

comparable companies, market multiples and the reduction to those market multiples requires management judgment. The significant assumptions in the model include the discount rate representing the risk associated with the investment, market multiples and the related reduction to those multiples, revenue forecasts, and the estimated terminal date for the investment. In the event there are relevant market transactions for the same or similar securities of the subject company or there is a reasonable possibility of a transaction occurring, those transactions are used to determine the fair value of Avista Corp.'s investment under a market approach instead of utilizing a discounted cash flow model. The market transactions are considered Level 3 inputs because they are not publicly available observable transactions.

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 equity investments as of December 31, 2025 (dollars in millions):

	Fair Value at
	December 31, 2025	Valuation Technique	Unobservable Input	Range
Equity investments	$49	Market approach	Comparable enterprise values	$130-$389 $246 Average
			Time to liquidity event	2 years
		Discounted cash flows	Revenue market multiples	0.75x to 5.05x Revenue 3.27x Average
			Market multiple exit reduction	68%
			Discount rate	20%
			Annual revenues	$12-$208
			Terminal date	2031

There were no transfers into or out of Level 3 fair value measurements during the period. The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31 (dollars in millions):

	Natural Gas Exchange Agreement	Equity Investments	Total
2025:
Balance as of January 1, 2025	$(3)	$53	$50
Total gains or (losses) (realized/unrealized):
Included in regulatory assets	(5)	—	(5)
Recognized in net income	(2)	(4)	(6)
Ending balance as of December 31, 2025	$(10)	$49	$39
2024:
Balance as of January 1, 2024	$(8)	$50	$42
Total gains or (losses) (realized/unrealized):
Included in regulatory assets	5	—	5
Purchases and debt conversions	—	3	3
Ending balance as of December 31, 2024	$(3)	$53	$50
2023:
Balance as of January 1, 2023	$(18)	$54	$36
Total gains or (losses) (realized/unrealized):
Included in regulatory assets	10	—	10
Recognized in net income	—	(4)	(4)
Purchases and debt conversions	—	3	3
Other	—	(3)	(3)
Ending balance as of December 31, 2023	$(8)	$50	$42

AVISTA CORPORATION

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

The requirements of the OPUC approval of the AERC acquisition are the most restrictive. Under the OPUC restriction, the amount available for dividends at December 31, 2025 was $332 million.

See the Consolidated Statements of Equity for dividends declared in the years 2023 through 2025.

The Company has 10 million authorized shares of preferred stock. The Company did not have preferred stock outstanding as of December 31, 2025 and 2024.

Common Stock Issuances

The Company issued common stock for total net proceeds of $78 million in 2025. Most of these issuances were made through sales agency agreements under which the Company may offer and sell new shares of common stock from time to time through its sales agents. In 2025, 2.0 million shares were issued under these agreements.

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, was immaterial as of December 31, 2025 and December 31, 2024.

The following table details the reclassifications out of accumulated other comprehensive loss by component for the years ended December 31 (dollars in millions):

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components (Affected Line Item in Statements of Income)	2025	2024	2023
Amortization of defined benefit pension and postretirement benefit items
Amortization of net prior service cost (a)	$—	$1	$(1)
Amortization of net loss (a)	31	(12)	19
Adjustment due to effects of regulation (a)	(32)	11	(16)
Total before tax (b)	(1)	—	2
Tax expense (b)	—	—	—
Net of tax (b)	$(1)	$—	$2

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

AVISTA CORPORATION

NOTE 21. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31 (dollars in millions, except per share amounts, and shares in thousands):

	2025	2024	2023
Numerator:
Net income	$193	$180	$171
Denominator:
Weighted-average number of common shares outstanding-basic	80,975	78,725	76,396
Effect of dilutive securities:
Performance and restricted stock awards	76	95	100
Weighted-average number of common shares outstanding-diluted	81,051	78,820	76,495
Earnings per common share (1):
Basic	$2.38	$2.29	$2.24
Diluted	$2.38	$2.29	$2.24

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

Collective Bargaining Agreements

The Company's collective bargaining agreement with the IBEW represents 35 percent of all Avista Utilities' employees. The Company's largest represented group, representing approximately 90 percent of Avista Utilities' bargaining unit employees in Washington, Idaho and Montana, are covered under a four-year agreement which expires in 2029.

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

Boyds Fire (State of Washington Department of Natural Resources v. Avista)

In August 2019, the Company was served with a complaint, captioned “State of Washington Department of Natural Resources v. Avista Corporation,” seeking recovery of up to $4 million for fire suppression and investigation costs and related expenses incurred in connection with a wildfire (known as the “Boyds Fire”) that occurred in Ferry County, Washington, in August 2018. Additional lawsuits were subsequently filed by private landowners seeking $1 million in property damages as well as potential non-economic damages, and holders of insurance subrogation claims seeking recovery of $2 million in insurance proceeds purportedly paid to their insureds.

In June 2025, the Company settled with a single plaintiff which only named the Company as a defendant for less than $0.1 million. Additionally, the Company, along with its independent vegetation management contractors Asplundh Tree Company and CN Utility Consulting, reached agreements to settle all claims included in the remaining lawsuits for $3 million. None of the settlements in these cases were the responsibility of the Company, but rather the responsibility was split between Asplundh Tree Company and CN Utility Consulting.

AVISTA CORPORATION

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

In April and May 2025, the Company and CN Utility Consulting reached agreements to settle all claims included in the lawsuits. The total settlement paid was $27 million, of which the Company paid $21 million and CN Utility Consulting was responsible for $6 million. An order dismissing all cases was entered by the Court in September 2025. The Company received insurance proceeds for the settlement amounts paid, resulting in no impact on net income.

Orofino Fire

In August 2023, a fire started in windy conditions near Orofino, Idaho, burning 53 acres and seven primary residences, as well as several outbuildings. The Idaho Department of Lands investigated and has issued a report in which it concluded the fire was caused by an electrical fault igniting three separate spots which then spread uphill. The Company has a distribution line in the area near the ignition point. The Company has to date found no evidence suggesting negligence on its part. Except for three minor claims for damage to personal property which were resolved, the Company has not, at this time, received any claims in connection with the fire. The Company will vigorously defend itself in the event any additional claims are asserted; however, at this time, it is unable to estimate the likelihood of an adverse outcome or the amount or range of a potential loss in the event of an adverse outcome.

Colstrip

Colstrip Owners Arbitration and Litigation

Prior to January 1, 2026, Colstrip Units 3 and 4 were owned by the Company, PacifiCorp, Portland General Electric (PGE), and Puget Sound Energy (PSE) (collectively, the "Western Co-Owners"), as well as NorthWestern and Talen Montana, LLC (Talen), as tenants in common under an Ownership and Operating Agreement, dated May 6, 1981, as amended (O&O Agreement), in the percentages set forth below:

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

The Washington Clean Energy Transformation Act (CETA), among other things, imposed deadlines by which each electric utility must eliminate from its electricity rates in Washington the costs and benefits associated with coal-fired resources, such as Colstrip. The practical impact of CETA was that electricity from such resources, including Colstrip, could no longer be delivered to Washington retail customers after 2025.

AVISTA CORPORATION

Agreement Between Avista and NorthWestern

In January 2023, the Company entered into an agreement with NorthWestern under which, subject to the terms and conditions specified in the agreement, the Company would transfer its 15 percent ownership in Colstrip Units 3 and 4 to NorthWestern. There was no monetary exchange included in the transaction. The transaction closed at midnight on January 1, 2026.

Under the agreement, the Company was obligated through the close of the transaction to pay its share of (i) operating expenses, (ii) capital expenditures, but not in excess of the portion allocable pro rata to the portion of useful life (through 2030) expired through the close of the transaction, and (iii) site remediation expenses except certain costs relating to post closing activities. In addition, under the agreement, the Company retained its voting rights with respect to decisions relating to remediation.

The Company retained its interest in the Colstrip transmission line between Colstrip, Montana to Townsend, Montana, which is excluded from the transaction.

Agreement Between PSE and NorthWestern

In July 2024, PSE entered into an agreement with NorthWestern under which, PSE will transfer its 25 percent ownership in Colstrip Units 3 and 4 to NorthWestern. There was no monetary exchange included in the transaction. The transaction closed at midnight on January 1, 2026.

Burnett et al. v. Talen et al.

Multiple property owners initiated a legal proceeding (titled Burnett et al. v. Talen et al.) in the Montana District Court for Rosebud County against Talen, PSE, PacifiCorp, PGE, Avista Corp., NorthWestern, and Westmoreland Rosebud Mining. The plaintiffs alleged the failure to contain coal dust in connection with the operation of Colstrip, and was seeking unspecified damages. In March 2025, the parties reached an agreement to settle all claims in the matter for $1 million, with the majority of that amount being paid through insurance proceeds and the remainder by entities other than the owners of Colstrip.

Westmoreland Mine Permits

Two lawsuits have been commenced by the Montana Environmental Information Center and others, challenging certain permits relating to the operation of the Westmoreland Rosebud Mine, which provides coal to Colstrip. In the first, the Montana District Court for Rosebud County issued an order vacating a permit for one area of the mine, which decision was subsequently upheld by the Montana Supreme Court. In the second, the Montana Federal District Court vacated a decision by the federal Office of Surface Mining Reclamation and Enforcement, a branch of the United States Department of the Interior, approving expansion of the mine into a new area, pending further analysis of potential environmental impact. An initial appeal of that decision to the Ninth Circuit was dismissed for lack of jurisdiction, pending further proceedings before the Department of the Interior. Avista Corp. is not a party to either of these proceedings, and is no longer impacted by the outcome of these proceedings, given its transfer of Colstrip to NorthWestern.

Rathdrum, Idaho Natural Gas Incident

In October 2021, there was an incident in Rathdrum, Idaho involving the Company’s natural gas infrastructure. The incident occurred after a third party damaged those facilities during excavation work. The incident resulted in a fire which destroyed one residence and resulted in minor injuries to the occupants. In January 2023, the Company was served with a lawsuit filed in the District Court of Kootenai County, Idaho by one property owner, seeking unspecified damages. In February 2024, the Company received a second lawsuit filed by the owners of the adjacent property, seeking damages for personal injury and emotional distress from having witnessed the incident. The Company continues to vigorously defend itself in the legal proceedings; however, at this time, the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

Complaint of Consumers for Independent Regional Transmission Planning for All FERC-Jurisdictional Transmission Facilities at 100kV and Above

In December 2024, the Company received notice of a complaint filed with the FERC by Consumers for Independent Regional Transmission Planning against all FERC-jurisdictional Transmission providers with local planning tariffs utilizing facilities at

AVISTA CORPORATION

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

AVISTA CORPORATION

NOTE 23. REGULATORY MATTERS

Regulatory Assets and Liabilities

The following table presents the Company’s regulatory assets and liabilities as of December 31, 2025 (dollars in millions):

		Receiving Regulatory Treatment			2025		2024
	Remaining Amortization Period	(1) Earning A Return	Not Earning A Return	(2) Expected Recovery or Refund	Current	Non- current	Current	Non- current
Regulatory Assets:
Deferred income tax	(3) (16)	$—	$246	$—	$—	$246	$—	$246
Pensions and other postretirement benefit plans	(4)	—	73	—	1	72	—	106
Climate Commitment Act	(14)	24	—	—	24	—	50	—
Energy commodity derivatives	(5)	—	30	—	18	12	27	14
Unamortized debt repurchase costs	(6)	5	—	—	—	5	—	5
Settlement with Coeur d’Alene Tribe	2059	34	—	—	—	34	—	36
Demand side management programs	(3)	—	57	—	—	57	—	38
Decoupling surcharge	2027	48	—	—	27	21	12	12
Utility plant abandoned	(7)	33	—	—	2	31	4	38
Interest rate swaps	(8)	165	—	—	—	165	—	172
Deferred power costs	(3)	88	—	—	17	71	9	27
AFUDC above FERC allowed rate	(11)	51	—	—	—	51	—	49
COVID-19 deferrals	(12)	—	—	—	—	—	—	12
Advanced meter infrastructure	(13)	23	—	—	3	20	—	26
Colstrip	(17)	33	—	—	2	31	15	10
Wildfire resiliency	(18)	8	18	—	9	17	10	13
Insurance deferrals	(18)	9	7	—	8	8	4	7
Other regulatory assets	(3)	21	22	11	24	30	6	36
Total regulatory assets		$542	$453	$11	$135	$871	$137	$847
Regulatory Liabilities:
Deferred natural gas costs	(3)	$33	$—	$—	$33	$—	$25	$—
Deferred power costs	(3)	7	—	—	7	—	8	6
Utility plant retirement costs	(9)	468	—	—	—	468	—	448
Excess deferred income taxes	(10)	279	—	—	13	266	14	279
Other income tax related liabilities	(3) (15)	30	28	—	7	51	5	59
Climate Commitment Act	(14)	33	1	—	34	—	44	—
Interest rate swaps	(8)	22	—	1	—	23	—	24
Decoupling rebate	2027	4	—	—	1	3	4	—
Provision for rate refund	(3)	13	—		13	—	—	—
COVID-19 deferrals	(12)	—	—	—	—	—	—	10
Other regulatory liabilities	(3)	8	13	4	18	7	8	8
Total regulatory liabilities		$897	$42	$5	$126	$818	$108	$834

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
(8)
For interest rate swap derivatives, Avista Corp. records all mark-to-market gains and losses in each accounting period as assets and liabilities, as well as offsetting regulatory assets and liabilities, such that there is no impact on the income statement. The interest rate swap derivatives are risk management tools similar to energy commodity derivatives. Upon settlement of interest rate swap derivatives, the regulatory asset or liability is amortized as a component of interest expense over the term of the associated debt. The Company records an offset of interest rate swap derivative assets and liabilities with regulatory assets and liabilities, based on the prior practice of the commissions to provide recovery through the ratemaking process. Settled interest rate swap derivatives which have been through a general rate case proceeding are classified as earning a return in the table above, whereas all unsettled interest rate swap derivatives and settled interest rate swap derivatives which have not been included in a general rate case are classified as expected recovery.
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
(15)
The portion of this balance earning a return represents the remaining tax customer credits being returned to customers. The majority of the portion not earning a return represents investment tax credits, which have a corresponding deferred tax asset within Note 13 which is also excluded from rate base.
(16)
The majority of this balance represents flow-through income tax accounting differences and the related tax gross-up which have a corresponding deferred tax liability within Note 13 which is also excluded from rate base.

AVISTA CORPORATION

(17)
The majority of this balance relates to decommissioning and remediation costs, including asset retirement obligations, associated with Colstrip. The Company retained these obligations through the transfer of its ownership to NorthWestern.
(18)
These balances are primarily balancing accounts, by which the WUTC and IPUC sets a base expense level, and any costs incurred above that base are deferred to be recovered from customers at a later date.

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

Total net deferred power costs under the ERM were assets of $85 million as of December 31, 2025 and $36 million as of December 31, 2024. The deferred power cost assets represent amounts due from customers, and deferred power cost liabilities represent amounts due to customers.

Pursuant to WUTC requirements, should the cumulative deferral balance exceed $30 million in the rebate or surcharge direction, the Company must make a filing with the WUTC to adjust customer rates to either return the balance to customers or recover the balance from customers. Avista Utilities makes an annual filing on, or before, April 1 of each year to provide the opportunity for the WUTC staff and other interested parties to review the prudence of, and audit, the ERM deferred power cost transactions for the prior calendar year. The Company received approval to recover $32 million of the ERM deferred surcharge balance over a two-year period starting July 1, 2025.

Avista Utilities has a PCA mechanism in Idaho allowing for the modification of electric rates on October 1 of each year with IPUC approval. Under the PCA mechanism, Avista Utilities defers 90 percent of the difference between certain actual net power supply expenses and the amount included in base retail rates for its Idaho customers. The October 1 rate adjustments recover or rebate power costs deferred during the preceding July-June twelve-month period. Total net power supply costs deferred under the PCA mechanism were liabilities of $5 million as of December 31, 2025 and $15 million as of December 31, 2024. Deferred power cost assets represent amounts due from customers and liabilities represent amounts due to customers.

AVISTA CORPORATION

Natural Gas Cost Deferrals and Recovery Mechanisms

Avista Utilities files a PGA in all three states it serves to adjust natural gas rates for: 1) estimated commodity and pipeline transportation costs to serve natural gas customers for the coming year, and 2) the difference between actual and estimated commodity and transportation costs for the prior year. In Oregon, the Company absorbs (cost or benefit) 10 percent of the difference between actual and projected natural gas costs included in base retail rates for supply that is not hedged. Total net deferred natural gas costs were a liability of $33 million as of December 31, 2025 and $25 million as of December 31, 2024. Liability balances represent amounts due to customers.

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

Electric and natural gas decoupling surcharge rate adjustments to customers are limited to a 3 percent increase on an annual basis, with remaining surcharge balance carried forward for recovery in a future period. There is no limit to the level of rebate rate adjustments. New customers added after a test period are not decoupled until included in a future test period.

The decoupling mechanisms each include an after-the-fact earnings test. At the end of each calendar year, separate electric and natural gas earnings calculations are made for the calendar year just ended. These earnings tests reflect actual decoupled revenues, normalized power supply costs and other normalizing adjustments. Through the 2022 general rate cases, the Company modified its earnings test so that if the Company earns more than 0.5 percent higher than the ROR authorized by the WUTC in the multi-year rate plan, the Company will defer these excess revenues and later return them to customers.

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

AVISTA CORPORATION

Cumulative Decoupling and Earnings Sharing Mechanism Balances

As of December 31, 2025 and December 31, 2024, the Company had the following cumulative balances outstanding related to decoupling and earnings sharing mechanisms in its various jurisdictions (dollars in millions):

	December 31,	December 31,
	2025	2024
Washington
Decoupling surcharge	$31	$18
Provision for earnings sharing rebate	$(4)	$—
Idaho
Decoupling surcharge	$4	$1
Oregon
Decoupling surcharge	$9	$1

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in millions):

	Reportable Segments
	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other Non-Reportable Segment Items	Eliminations (1)	Total
2025
Operating revenues	$1,916	$47	$1,963	$1	$—	$1,964
Resource costs	689	2	691	—	—	691
Other operating expenses	487	17	504	5	—	509
Depreciation and amortization	277	12	289	—	—	289
Interest income	13	—	13	1	(2)	12
Interest expense (2)	147	6	153	3	(2)	154
Other segment expenses (3)	102	2	104	12	—	116
Income tax expense (benefit)	26	2	28	(4)	—	24
Net income (loss)	201	6	207	(14)	—	193
Capital expenditures (4)	553	17	570	—	—	570
2024
Operating revenues	$1,887	$50	$1,937	$1	$—	$1,938
Resource costs	794	4	798	—	—	798
Other operating expenses	426	17	443	1	—	444
Depreciation and amortization	263	11	274	—	—	274
Interest income	15	—	15	1	(2)	14
Interest expense (2)	143	6	149	3	(2)	150
Other segment expenses (3)	95	1	96	7	—	103
Income tax expense (benefit)	2	3	5	(2)	—	3
Net income (loss)	179	8	187	(7)	—	180
Capital expenditures (4)	510	23	533	—	—	533
2023
Operating revenues	$1,703	$48	$1,751	$1	$—	$1,752
Resource costs	698	4	702	—	—	702
Other operating expenses	399	15	414	3	—	417
Depreciation and amortization	254	11	265	—	—	265
Interest income	15	—	15	1	(1)	15
Interest expense (2)	137	6	143	2	(1)	144
Other segment expenses (3)	98	—	98	4	—	102
Income tax expense (benefit)	(35)	3	(32)	(2)	—	(34)
Net income (loss)	167	9	176	(5)	—	171
Capital expenditures (4)	485	14	499	0	—	499
Total Assets:
As of December 31, 2025	$7,917	$289	$8,206	$177	$(24)	$8,359
As of December 31, 2024	7,494	283	7,777	194	(30)	7,941
As of December 31, 2023	7,263	270	7,533	191	(22)	7,702

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

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2025.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2025 is effective at a reasonable assurance level.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025.

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

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avista Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avista Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Portland, Oregon

February 24, 2026

AVISTA CORPORATION

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408. A copy of our insider trading policy has been included as Exhibit 19 to this report.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

AVISTA CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than the information regarding executive officers and the Company's Code of Business Conduct and Ethics set forth below) is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 14, 2026, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 26, 2025, relating to its Annual Meeting of Shareholders held on May 8, 2025.

Information about our Executive Officers
Name	Age	Business Experience
Heather L. Rosentrater	48

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

Kevin J. Christie	58

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

Bryan A. Cox	56

Senior Vice President, Safety and Chief People Officer since October 2023; Vice President, Safety and Chief People Officer from September 2022 to October 2023; Vice President, Safety and Human Resources from January 2020 to September 2022; Vice President, Safety and HR Shared Services from January 2018 to January 2020; various other management and staff positions with the Company since 1997.

Gregory C. Hesler	48

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

Wayne O. Manuel	53

Senior Vice President, Operations and Technology since October 2025; Vice President, Chief Information Officer and Chief Security Officer since June 2023 to September 2025; prior to employment with the Company, Senior Vice President, Chief Strategy Officer and Chief Information Officer of Valley Medical Center from 2014 to May 2023.

Jason R. Thackston	56

Senior Vice President, Growth, Energy Policy and External Relations since October 2025; Senior Vice President, Energy Policy and Chief Strategy Officer from January 2025 to September 2025; Senior Vice President, Chief Strategy and Clean Energy Officer September 2022 to December 2024; Senior Vice President of Energy Resources and Environmental Compliance Officer from May 2018 to September 2022; Senior Vice President of Energy Resources from January 2014 to May 2018; Vice President of Energy Resources from December 2012 to January 2014; Vice President of Customer Solutions – Avista Utilities from June 2012 to December 2012; Vice President of Energy Delivery from April 2011 to December 2012; Vice President of Finance from June 2009 to April 2011; various other management and staff positions with the Company since 1996.

Alexis G. Alexander	43	Vice President, Chief Information Officer and Chief Security Officer since October 2025; various other management and staff positions with the Company since 2006.

AVISTA CORPORATION

Joshua D. DiLuciano	45	Vice President, Energy Delivery since September 2022; various other management and staff positions with the Company since 2006.
Latisha D. Hill	47

Vice President, Community Affairs and Chief Customer Officer since May 2023; Vice President of Community and Economic Vitality from January 2020 to May 2023; various other management and staff positions with the Company since 2005.

Scott J. Kinney	57

Vice President, Energy Resources and Integrated Planning since January 2025; Vice President of Energy Resources from September 2022 to December 2024; various other management and staff positions with the Company since 1999.

Ryan L. Krasselt	56	Vice President, Controller and Principal Accounting Officer since October 2015; various other management and staff positions with the Company since 2001.

All of the Company’s executive officers, with the exception of Alexis G. Alexander, Joshua D. DiLuciano, Scott J. Kinney and Wayne O. Manuel were officers or directors of one or more of the Company’s subsidiaries in 2025. The Company’s executive officers are appointed annually by the Board of Directors.

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

Item 11. Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 14, 2026, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 26, 2025, relating to its Annual Meeting of Shareholders held on May 8, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities):

Information regarding security ownership of certain beneficial owners (owning 5 percent or more of Registrant’s voting securities) has been omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 14, 2026, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 26, 2025, relating to its Annual Meeting of Shareholders held on May 8, 2025; reference also being made to Schedules 13G, as amended, on file with the SEC with respect to the Registrant's voting securities (the information contained in such schedules 13G, as amended, not being incorporated herein by reference).
(b)
Security ownership of management:

The information required by this Item regarding the security ownership of management is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

AVISTA CORPORATION

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 14, 2026, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 26, 2025, relating to its Annual Meeting of Shareholders held on May 8, 2025.
(c)
Changes in control:

None.

(d)
Securities authorized for issuance under equity compensation plans as of December 31, 2025:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(1)
Equity compensation plans approved by security holders (2)	―	$ ―	153,578

(1)
Excludes unvested restricted shares and performance share awards granted under Avista Corp.’s Long-Term Incentive Plan. At December 31, 2025, 190,979 Restricted Share awards were outstanding. Performance and market-based share awards may be paid out at zero shares at a minimum achievement level; 309,447 shares at target level; or 618,894 shares at a maximum level. Because there is no exercise price associated with restricted shares or performance and market-based share awards, such shares are not included in the weighted-average price calculation.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 14, 2026, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 26, 2025, relating to its Annual Meeting of Shareholders held on May 8, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated herein by reference as follows:

•
on and after the date of filing with the SEC the Registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders scheduled to be held on May 14, 2026, from such Proxy Statement; and
•
prior to such date, from the Registrant's definitive Proxy Statement, dated March 26, 2025, relating to its Annual Meeting of Shareholders held on May 8, 2025.

AVISTA CORPORATION

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
1. Financial Statements (Included in Part II of this report):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Balance Sheets as of December 31, 2025, and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Equity for the Years Ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

(a)
2. Financial Statement Schedules:

None

(a)
3. Exhibits:

Reference is made to the Exhibit Index commencing on the following page. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b).

AVISTA CORPORATION

EXHIBIT INDEX

Previously Filed (1)
Exhibit	With Registration Number	As Exhibit
2.1	(with Form 8-K filed as of January 17, 2023)	2.1	Colstrip Units 3 & 4 Interests Abandonment and Acquisition Agreement, dated as of January 16, 2023, among Avista Corporation and NorthWestern Corporation.
3.1	(with June 30, 2012 Form 10-Q)	3.1	Restated Articles of Incorporation of Avista Corporation, as amended and restated June 6, 2012.
3.2	(with Form 8-K filed as of August 17, 2016)	3.2	Bylaws of Avista Corporation, as amended August 17, 2016.
4.1	2-4077	B-3	Mortgage and Deed of Trust, dated as of June 1, 1939.*
4.2	2-9812	4(c)	First Supplemental Indenture, dated as of October 1, 1952.*
4.3	2-60728	2(b)-2	Second Supplemental Indenture, dated as of May 1, 1953.*
4.4	2-13421	4(b)-3	Third Supplemental Indenture, dated as of December 1, 1955.*
4.5	2-13421	4(b)-4	Fourth Supplemental Indenture, dated as of March 15, 1967.*
4.6	2-60728	2(b)-5	Fifth Supplemental Indenture, dated as of July 1, 1957.*
4.7	2-60728	2(b)-6	Sixth Supplemental Indenture, dated as of January 1, 1958.*
4.8	2-60728	2(b)-7	Seventh Supplemental Indenture, dated as of August 1, 1958.*
4.9	2-60728	2(b)-8	Eighth Supplemental Indenture, dated as of January 1, 1959.*
4.10	2-60728	2(b)-9	Ninth Supplemental Indenture, dated as of January 1, 1960.*
4.11	2-60728	2(b)-10	Tenth Supplemental Indenture, dated as of April 1, 1964.*
4.12	2-60728	2(b)-11	Eleventh Supplemental Indenture, dated as of March 1, 1965.*
4.13	2-60728	2(b)-12	Twelfth Supplemental Indenture, dated as of May 1, 1966.*
4.14	2-60728	2(b)-13	Thirteenth Supplemental Indenture, dated as of August 1, 1966.*
4.15	2-60728	2(b)-14	Fourteenth Supplemental Indenture, dated as of April 1, 1970.*
4.16	2-60728	2(b)-15	Fifteenth Supplemental Indenture, dated as of May 1, 1973.*
4.17	2-60728	2(b)-16	Sixteenth Supplemental Indenture, dated as of February 1, 1975.*
4.18	2-60728	2(b)-17	Seventeenth Supplemental Indenture, dated as of November 1, 1976.*
4.19	2-69080	2(b)-18	Eighteenth Supplemental Indenture, dated as of June 1, 1980.*
4.20	(with 1980 Form 10-K)	4(a)-20	Nineteenth Supplemental Indenture, dated as of January 1, 1981.*
4.21	2-79571	4(a)-21	Twentieth Supplemental Indenture, dated as of August 1, 1982.*
4.22	(with Form 8-K dated September 20, 1983)	4(a)-22	Twenty-First Supplemental Indenture, dated as of September 1, 1983.*
4.23	2-94816	4(a)-23	Twenty-Second Supplemental Indenture, dated as of March 1, 1984.*
4.24	(with 1986 Form 10-K)	4(a)-24	Twenty-Third Supplemental Indenture, dated as of December 1, 1986.*
4.25	(with 1987 Form 10-K)	4(a)-25	Twenty-Fourth Supplemental Indenture, dated as of January 1, 1988.*
4.26	(with 1989 Form 10-K)	4(a)-26	Twenty-Fifth Supplemental Indenture, dated as of October 1, 1989.*
4.27	33-51669	4(a)-27	Twenty-Sixth Supplemental Indenture, dated as of April 1, 1993.*

AVISTA CORPORATION

4.28	(with 1993 Form 10-K)	4(a)-28	Twenty-Seventh Supplemental Indenture, dated as of January 1, 1994.
4.29	(with 2001 Form 10-K)	4(a)-29	Twenty-Eighth Supplemental Indenture, dated as of September 1, 2001.
4.30	333-82502	4(b)	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2001.
4.31	(with June 30, 2002 Form 10-Q)	4(f)	Thirtieth Supplemental Indenture, dated as of May 1, 2002.
4.32	333-39551	4(b)	Thirty-First Supplemental Indenture, dated as of May 1, 2003.
4.33	(with September 30, 2003 Form 10-Q)	4(f)	Thirty-Second Supplemental Indenture, dated as of September 1, 2003.
4.34	333-64652	4(a)33	Thirty-Third Supplemental Indenture, dated as of May 1, 2004.
4.35	(with Form 8-K dated as of December 15, 2004)	4.1	Thirty-Fourth Supplemental Indenture, dated as of November 1, 2004.
4.36	(with Form 8-K dated as of December 15, 2004)	4.2	Thirty-Fifth Supplemental Indenture, dated as of December 1, 2004.
4.37	(with Form 8-K dated as of December 15, 2004)	4.3	Thirty-Sixth Supplemental Indenture, dated as of December 1, 2004.
4.38	(with Form 8-K dated as of December 15, 2004)	4.4	Thirty-Seventh Supplemental Indenture, dated as of December 1, 2004.
4.39	(with Form 8-K dated as of May 12, 2005)	4.1	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2005.
4.40	(with Form 8-K dated as of November 17, 2005)	4.1	Thirty-Ninth Supplemental Indenture, dated as of November 1, 2005.
4.41	(with Form 8-K dated as of April 6, 2006)	4.1	Fortieth Supplemental Indenture, dated as of April 1, 2006.
4.42	(with Form 8-K dated as of December 15, 2006)	4.1	Forty-First Supplemental Indenture, dated as of December 1, 2006.
4.43	(with Form 8-K dated as of April 3, 2008)	4.1	Forty-Second Supplemental Indenture, dated as of April 1, 2008.
4.44	(with Form 8-K dated as of November 26, 2008)	4.1	Forty-Third Supplemental Indenture, dated as of November 1, 2008.
4.45	(with Form 8-K dated as of December 16, 2008)	4.1	Forty-Fourth Supplemental Indenture, dated as of December 1, 2008.
4.46	(with Form 8-K dated as of December 30, 2008)	4.3	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008.
4.47	(with Form 8-K dated as of September 15, 2009)	4.1	Forty-Sixth Supplemental Indenture, dated as of September 1, 2009.
4.48	(with Form 8-K dated as of November 25, 2009)	4.1	Forty-Seventh Supplemental Indenture, dated as of November 1, 2009.
4.49	(with Form 8-K dated as of December 15, 2010)	4.5	Forty-Eighth Supplemental Indenture, dated as of December 1, 2010.
4.50	(with Form 8-K dated as of December 20, 2010)	4.1	Forty-Ninth Supplemental Indenture, dated as of December 1, 2010.
4.51	(with Form 8-K dated as of December 30, 2010)	4.1	Fiftieth Supplemental Indenture, dated as of December 1, 2010.
4.52	(with Form 8-K dated as of February 11, 2011)	4.1	Fifty-First Supplemental Indenture, dated as of February 1, 2011.
4.53	(with Form 8-K dated as of August 16, 2011)	4.1	Fifty-Second Supplemental Indenture, dated as of August 1, 2011.
4.54	(with Form 8-K dated as of December 14, 2011)	4.1	Fifty-Third Supplemental Indenture, dated as of December 1, 2011.

AVISTA CORPORATION

4.55	(with Form 8-K dated as of November 30, 2012)	4.1	Fifty-Fourth Supplemental Indenture, dated as of November 1, 2012.
4.56	(with Form 8-K dated as of August 14, 2013)	4.1	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2013.
4.57	(with Form 8-K dated as of April 18, 2014)	4.1	Fifty-Sixth Supplemental Indenture, dated as of April 1, 2014.
4.58	(with Form 8-K dated as of December 18, 2014)	4.1	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2014.
4.59	(with Form 8-K dated as of December 16, 2015)	4.1	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2015.
4.60	(with Form 8-K dated as of December 16, 2016)	4.1	Fifty-Ninth Supplemental Indenture, dated as of December 1, 2016.
4.61	(with Form 8-K dated as of December 14, 2017)	4.1	Sixtieth Supplemental Indenture, dated as of December 1, 2017.
4.62	(with Form 8-K dated as of May 15, 2018)	4(a)(62)	Sixty-First Supplemental Indenture, dated as of May 1, 2018
4.63	(with Form 8-K dated as of November 26, 2019)	4.1	Sixty-Second Supplemental Indenture, dated as of November 1, 2019
4.64	(with Form 8-K dated as of June 4, 2020)	4.1	Sixty-Third Supplemental Indenture, dated as of June 1, 2020
4.65	(with Form 8-K dated as of September 30, 2020)	4.1	Sixty-Fourth Supplemental Indenture, dated as of September 1, 2020
4.66	(with Form 8-K dated as of September 30, 2021)	4.1	Sixty-Fifth Supplemental Indenture, dated as of September 1, 2021
4.67	(with Form 8-K dated as of March 8, 2022)	4.1	Sixty-Sixth Supplemental Indenture, dated as of March 1, 2022
4.68	(with Form 8-K dated as of March 29, 2023)	4.1	Sixty-Seventh Supplemental Indenture, dated as of March 1, 2023
4.69	(with Form 8-K dated as of June 8, 2023)	4.1	Sixty-Eighth Supplemental Indenture, dated as of June 1, 2023
4.70	(with Form 8-K dated as of July 23, 2025)	4.1	Sixty-Ninth Supplemental Indenture, dated as of July 1, 2025
4.71	333-82165	4(a)	Indenture dated as of April 1, 1998 between Avista Corporation and The Bank of New York, as Successor Trustee.
4.72	(with Form 8-K dated as of December 15, 2004)	4.5	Supplemental Indenture No. 1, dated as of December 1, 2004 to the Indenture dated as of April 1, 1998 between Avista Corporation and JPMorgan Chase Bank, N.A.
4.73	(with Form 8-K dated as of December 15, 2010)	4.1

Loan Agreement between City of Forsyth, Montana and Avista Corporation $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A dated as of December 1, 2010.

4.74	(with 2024 Form 10-K)	4.73

Waiver of redemption right under Section 8.01 of the Loan Agreement between City of Forsyth, Montana and Avista Corporation $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A

4.75	(with Form 8-K dated as of December 15, 2010)	4.3

Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $66,700,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010A, dated as of December 1, 2010.

AVISTA CORPORATION

4.76	(with Form 8-K dated as of December 15, 2010)	4.2

Loan Agreement between City of Forsyth, Montana and Avista Corporation $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B dated as of December 1, 2010.

4.77	(with 2024 Form 10-K)	4.76

Waiver of redemption right under Section 8.01 of the Loan Agreement between City of Forsyth, Montana and Avista Corporation $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B

4.78	(with Form 8-K dated as of December 15, 2010)	4.4

Trust Indenture between City of Forsyth, and the Bank of New York Mellon Trust Company, N.A., as Trustee, $17,000,000 City of Forsyth, Montana Pollution Control Revenue Refunding Bonds (Avista Corporation Colstrip Project) Series 2010B, dated as of December 1, 2010.

4.79	(with March 31, 2025 Form 10-Q)	4.1	Description of the Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934.
10.1	(with Form 8-K dated as of February 11, 2011)	10.1

Credit Agreement, dated as of February 11, 2011, among Avista Corporation, the Banks Party hereto, The Bank of New York Mellon, Keybank National Association, and U.S. Bank National Association, as Co-Documentation Agents, Wells Fargo Bank National Association as Syndication Agent and an Issuing Bank, and Union Bank N.A. as Administrative Agent and an Issuing Bank.

10.2	(with Form 8-K dated as of December 14, 2011)	10.1

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

10.4	(with Form 8-K dated as of June 8, 2023)	10.1

Fifth Amendment to Credit Agreement, dated as of June 8, 2023, among Avista Corporation, the lending financial institutions, U.S. Bank National Corporation and Wells Fargo Bank National Association as issuing banks, and MUFG Bank, LTD as Administrative Agent

10.5	(with Form 8-K dated as of June 8, 2023)	10.2	Bond Delivery Agreement, dated as of June 8, 2023, between Avista Corporation and Union Bank, N.A.
10.6	(with 2002 Form 10-K)	10(b)-3

Priest Rapids Project Product Sales Contract executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10.7	(with 2002 Form 10-K)	10(b)-4

Priest Rapids Project Reasonable Portion Power Sales Contract executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001 (effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).

10.8	(with 2002 Form 10-K)	10(b)-5	Additional Product Sales Agreement (Priest Rapids Project) executed by Public Utility District No. 2 of Grant County, Washington and Avista Corporation dated December 12, 2001

AVISTA CORPORATION

			(effective November 1, 2005 for the Priest Rapids Development and November 1, 2009 for the Wanapum Development).
10.9	2-60728	5(g)	Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.*
10.10	2-60728	5(g)-1	Amendment to Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.*
10.11	2-60728	5(h)	Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of September 18, 1963.*
10.12	2-60728	5(h)-1	Amendment to Reserved Share Power Sales Contract (Wells Project) with Public Utility District No. 1 of Douglas County, Washington, dated as of February 9, 1965.*
10.13	(with September 30, 1985 Form 10-Q)	1

Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and the Company, dated as of September 17, 1985, describing the settlement of Project 3 litigation.*

10.14	(with 1981 Form 10-K)	10(s)-7	Ownership and Operation Agreement for Colstrip Units No. 3 & 4, dated as of May 6, 1981.*
10.15	(with 2019 Form 10-K)	10.14	Avista Corporation Executive Deferral Plan (2020 Component). (3)(5)
10.16	(with 2019 Form 10-K)	10.15	Avista Corporation Supplemental Executive Retirement Plan (Post-2004 Component, Amended in 2018). (3)(6)
10.17	(with 1992 Form 10-K)	10(t)-11	The Company’s Unfunded Supplemental Executive Disability Plan. (3)*
10.18	(with 2007 Form 10-K)	10.34	Income Continuation Plan of the Company. (3)
10.19	(2)	10.21	Avista Corporation Long-Term Incentive Plan. (3)
10.20	(with 2010 Form 10-K)	10.23	Avista Corporation Performance Award Plan Summary. (3)
10.21	(with 2023 Form 10-K)	10.24	Avista Corporation Performance Award Agreement 2023. (3)
10.22	(with 2024 Form 10-K)	10.24	Avista Corporation Performance Award Agreement 2024. (3)
10.23	(2)		Avista Corporation Performance Award Agreement 2025. (3)
10.24	(2)		Avista Corporation Officer Incentive Plan. (3)
10.25	(with September 30, 2019 Form 10-Q)	10.1	Form of Change of Control Plan between the Company and its Executive Officers. (3)(5)
10.26	(2)		Avista Corporation Non-Employee Director Compensation.
10.27	(with Form 8-K dated January 4, 2023)	10.1	Continuing Letter of Credit Agreement dated as of December 29, 2022, among Avista Corporation and MUFG Bank Ltd., as Issuer.
19	(with 2024 Form 10-K)	19	Insider Trading Policy
21	(2)		Subsidiaries of Registrant.
23	(2)		Consent of Independent Registered Public Accounting Firm.
31.1	(2)		Certification of Chief Executive Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	(2)		Certification of Chief Financial Officer (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32	(4)		Certification of Corporate Officers (Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

AVISTA CORPORATION

97	(with 2023 Form 10-K)	97	Avista Corporation Dodd-Frank Recovery Policy
101.INS	(2)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(2)		Inline XBRL Taxonomy Extension Schema with embedded linkbases Document
104	(2)		Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Exhibit originally filed with the U.S. Securities and Exchange Commission in paper format and as such, a hyperlink is not available.

(1)
Incorporated herein by reference.
(2)
Filed herewith.
(3)
Management contracts or compensatory plans filed as exhibits to this Form 10-K pursuant to Item 15(b).
(4)
Furnished herewith.
(5)
Applies to Alexis G. Alexander, Kevin J. Christie, Bryan A. Cox, Josh D. DiLuciano, Gregory C. Hesler, Latisha D. Hill, Scott J. Kinney, Ryan L. Krasselt, Wayne O. Manuel, Heather L. Rosentrater, and Jason R. Thackston.
(6)
Applies to Alexis G. Alexander, Kevin J. Christie, Bryan A. Cox, Josh D. DiLuciano, Latisha D. Hill, Scott J. Kinney, Ryan L. Krasselt, Heather L. Rosentrater, and Jason R. Thackston.

AVISTA CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTA CORPORATION

February 24, 2026	By	/s/ Heather L. Rosentrater
Date		Heather L. Rosentrater
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather L. Rosentrater	Principal Executive Officer and Director	February 24, 2026
Heather L. Rosentrater
President and Chief Executive Officer

/s/ Kevin J. Christie	Principal Financial Officer	February 24, 2026
Kevin J. Christie
Senior Vice President, Chief Financial Officer
Treasurer, and Regulatory Affairs Officer

/s/ Ryan L. Krasselt	Principal Accounting Officer	February 24, 2026
Ryan L. Krasselt
Vice President and Controller

/s/ Scott L. Morris	Director	February 24, 2026
Scott L. Morris
Chairman of the Board

/s/ Julie A. Bentz	Director	February 24, 2026
Julie A. Bentz

/s/ Donald C. Burke	Director	February 24, 2026
Donald C. Burke

/s/ Kevin B. Jacobsen	Director	February 24, 2026
Kevin B. Jacobsen

/s/ Rebecca A. Klein	Director	February 24, 2026
Rebecca A. Klein

/s/ Sena M. Kwawu	Director	February 24, 2026
Sena M. Kwawu

/s/ Scott H. Maw	Director	February 24, 2026
Scott H. Maw

/s/ Jeffry L. Philipps	Director	February 24, 2026
Jeffry L. Philipps

/s/ Heidi B. Stanley	Director	February 24, 2026
Heidi B. Stanley

/s/ Janet D. Widmann	Director	February 24, 2026
Janet D. Widmann