Form 10-Q
period 2026-03-31
AVISTA CORP
filed 2026-05-05
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026 OR

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

As of April 30, 2026, 82,638,430 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

AVISTA CORPORATION

AVISTA CORPORATION

i

AVISTA CORPORATION

ACRONYMS AND TERMS

(The following acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
AEL&P	-	Alaska Electric Light and Power Company, the primary operating subsidiary of AERC, which provides electric services in Juneau, Alaska
AERC	-	Alaska Energy and Resources Company, the Company's wholly-owned subsidiary based in Juneau, Alaska
AFUDC	-	Allowance for Funds Used During Construction, represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Avista Capital	-	Parent company to the Company’s non-utility businesses, with the exception of AJT Mining Properties, Inc., which is a subsidiary of AERC.
Avista Corp.	-	Avista Corporation, the Company
Avista Utilities	-	Operating division of Avista Corp. (not a subsidiary) comprising the regulated utility operations in the Pacific Northwest
Capacity	-	The rate at which a particular generating source is capable of producing energy, measured in KW or MW
CARES Act	-	Coronavirus Aid, Relief, and Economic Security Act
CCA	-	Climate Commitment Act
Colstrip	-	The coal-fired Colstrip Generating Plant in southeastern Montana
Cooling degree days	-

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

AVISTA CORPORATION

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

Compliance Risk

•
changes in laws, regulations, decisions and policies at the federal, state or local levels, which could impact both our electric and gas operations and costs of operations;
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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Avista Corporation

For the Three Months Ended March 31

Dollars in millions, except per share amounts

(Unaudited)

	2026	2025
Operating Revenues:
Utility revenues, exclusive of alternative revenue programs	$547	$625
Alternative revenue programs	23	(8)
Total operating revenues	570	617
Operating Expenses:
Utility operating expenses:
Resource costs	206	256
Other operating expenses	128	128
Depreciation and amortization	67	71
Taxes other than income taxes	35	36
Non-utility operating expenses	—	1
Total operating expenses	436	492
Income from operations	134	125
Interest expense	40	38
Interest expense to affiliated trusts	—	1
Capitalized interest	(2)	(2)
Other income-net	(9)	(3)
Income before income taxes	105	91
Income tax expense	13	12
Net income and Comprehensive income	$92	$79
Weighted-average common shares outstanding (thousands), basic	82,339	80,218
Weighted-average common shares outstanding (thousands), diluted	82,354	80,309

Earnings per common share:
Basic	$1.11	$0.98
Diluted	$1.11	$0.98

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in millions

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets:
Current Assets:
Cash and cash equivalents	$18	$19
Accounts receivable-less allowances of $6 and $5, respectively	195	220
Inventory	241	236
Regulatory assets	184	135
Other current assets	97	119
Total current assets	735	729
Net utility property	6,405	6,319
Goodwill	52	52
Non-current regulatory assets	824	871
Other property and investments-net and other non-current assets	392	388
Total assets	$8,408	$8,359
Liabilities and Equity:
Current Liabilities:
Accounts payable	$119	$163
Short-term borrowings	385	388
Regulatory liabilities	94	126
Other current liabilities	222	201
Total current liabilities	820	878
Long-term debt	2,754	2,754
Long-term debt to affiliated trusts	52	52
Pensions and other postretirement benefits	64	65
Deferred income taxes	793	778
Non-current regulatory liabilities	820	818
Other non-current liabilities and deferred credits	329	305
Total liabilities	5,632	5,650
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000 shares authorized; 82,638 and 82,193 shares issued and outstanding, respectively (shares in thousands)	1,821	1,805
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	956	905
Total shareholders’ equity	2,776	2,709
Total liabilities and equity	$8,408	$8,359

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Three Months Ended March 31

Dollars in millions

(Unaudited)

	2026	2025
Operating Activities:
Net income	$92	$79
Non-cash items included in net income:
Depreciation and amortization	67	71
Benefit from (provision for) deferred income taxes	6	(11)
Power and natural gas cost (deferrals) amortizations, net	(6)	2
Amortization of debt expense	1	1
Stock-based compensation expense	3	3
Equity-related AFUDC	(3)	(3)
Pension and other postretirement benefit expense	3	4
Other regulatory assets and liabilities	3	22
Other deferred debits and credits	25	20
Change in decoupling regulatory deferral	(23)	8
Realized and unrealized (gains) losses on assets and investments	(2)	2
Contributions to defined benefit pension plan	(3)	(3)
Changes in certain current assets and liabilities:
Accounts and notes receivable	23	(16)
Inventory	(5)	(9)
Collateral for derivative instruments	2	25
Income taxes receivable	6	22
Other current assets	14	(46)
Accounts payable	(41)	(18)
Other current liabilities	17	31
Net cash provided by operating activities	179	184

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(150)	(103)
Other	2	—
Net cash used in investing activities	(148)	(103)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Three Months Ended March 31

Dollars in millions

(Unaudited)

	2026	2025
Financing Activities:
Net decrease in short-term borrowings	$(3)	$(67)
Maturity of long-term debt and finance leases	(1)	(1)
Issuance of common stock, net of issuance costs	14	16
Cash dividends paid	(41)	(40)
Other	(1)	(2)
Net cash used in financing activities	(32)	(94)

Net decrease in cash and cash equivalents	(1)	(13)

Cash and cash equivalents at beginning of period	19	30

Cash and cash equivalents at end of period	$18	$17

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three Months Ended March 31

Dollars in millions, except per share amounts

(Unaudited)

	2026	2025
Common Stock, Shares (in thousands):
Shares outstanding at beginning of period	82,193	80,039
Shares issued	445	522
Shares outstanding at end of period	82,638	80,561
Common Stock, Amount:
Balance at beginning of period	$1,805	$1,720
Equity compensation expense	3	3
Issuance of common stock, net of issuance costs	14	16
Payment of minimum tax withholdings for share-based payment awards	(1)	(2)
Balance at end of period	1,821	1,737
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1)	—
Other comprehensive loss	—	—
Balance at end of period	(1)	—
Retained Earnings:
Balance at beginning of period	905	871
Net income	92	79
Dividends on common stock	(41)	(38)
Balance at end of period	956	912
Total equity	$2,776	$2,649
Dividends declared per common share	$0.493	$0.490

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended March 31, 2026 and March 31, 2025 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income and Comprehensive Income for the interim periods are not necessarily indicative of the results expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K).

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

For interest rate swap transactions Avista Corp. records all mark-to-market gains and losses in each accounting period as assets and liabilities, as well as offsetting regulatory liabilities or assets, such that there is no impact on the income statement. The interest rate swap derivatives are risk management tools similar to energy commodity derivatives. Upon settlement of interest rate swap derivatives, the regulatory asset or liability is amortized as a component of interest expense over the term of the associated debt. The Company records an offset of interest rate swap derivative assets and liabilities with regulatory assets and liabilities, based on the prior practice of the commissions to provide recovery through the ratemaking process.

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

Fair Value Measurements

Fair value represents the price that would be received when selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Derivative assets and liabilities, deferred compensation assets, and some equity investments are reported at estimated fair value on the Condensed Consolidated Balance Sheets. See Note 10 for the Company’s fair value disclosures.

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

ASU 2024-03 "Disaggregation of Income Statement Expenses"

In November 2024, the FASB issued ASU 2024-03, requiring additional footnote disclosures disaggregating certain expenses included on the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt in 2026.

AVISTA CORPORATION

ASU 2025-05 "Measurement of Credit Losses for Accounts Receivable and Contract Assets"

In July 2025, the FASB issued ASU 2025-05, providing a practical expedient that may be elected to assume current conditions as of the balance sheet date will remain unchanged for the remaining life of the receivable when developing an estimate of expected credit losses on accounts receivable arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual periods, and early adoption is permitted. The Company elected to utilize the practical expedient, effective January 1, 2026, which did not have a material impact on the financial statements.

ASU 2025-06 "Targeted Improvements to the Accounting for Internal-Use Software"

In September 2025, the FASB issued ASU 2025-06, which updates the capitalization criteria for internally developed software projects. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual periods, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt in 2026.

ASU 2025-10 "Accounting for Government Grants Received by Business Entities"

In December 2025, the FASB issued ASU 2025-10, which establishes authoritative accounting guidance for government grants received by a business entity. The ASU is effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual periods, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt in 2026.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, stored natural gas, and fuel stock are recorded at average cost and consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31,	December 31,
	2026	2025
Materials and supplies	$91	$87
Emission allowances	144	136
Stored natural gas	2	8
Fuel stock	4	5
Total	$241	$236

Other Current Assets

Other current assets consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31,	December 31,
	2026	2025
Prepayments	$45	$56
Income taxes receivable	32	39
Derivative assets net of collateral	9	8
Other	11	16
Total	$97	$119

AVISTA CORPORATION

Net Utility Property

Net utility property, which is recorded at original cost, net of accumulated depreciation, consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31,	December 31,
	2026	2025
Utility plant in service	$8,426	$8,591
Construction work in progress	354	303
Total	8,780	8,894
Less: Accumulated depreciation and amortization	2,375	2,575
Total	$6,405	$6,319

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31,	December 31,
	2026	2025
Equity investments	$149	$148
Operating lease ROU assets	64	64
Finance lease ROU assets	28	29
Non-utility property	12	12
Notes receivable	12	12
Long-term prepaid license fees	17	18
Pension asset	64	61
Investment in affiliated trust	12	12
Deferred compensation assets	9	9
Other	25	23
Total	$392	$388

Other Current Liabilities

Other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026	December 31, 2025
Accrued taxes other than income taxes	$41	$33
Derivative liabilities	21	18
Employee paid time off accruals	38	34
Accrued interest	44	27
Pensions and other postretirement benefits	16	16
Customer deposits	18	19
Other	44	54
Total	$222	$201

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026	December 31, 2025
Operating lease liabilities	$61	$60
Finance lease liabilities	31	32
Deferred investment tax credits	27	27
Climate Commitment Act obligations	153	131
Asset retirement obligations	17	16
Derivative liabilities	9	10
Other	31	29
Total	$329	$305

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026		December 31, 2025
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$18	$12	$18	$12
Deferred Climate Commitment Act costs	21	—	24	—
Deferred power costs	69	23	17	71
Decoupling surcharge	30	41	27	21
Unamortized debt repurchase costs	—	5	—	5
Income tax related assets	—	249	—	246
Pension and other postretirement benefit plans	1	72	1	72
Interest rate swaps	—	163	—	165
AFUDC above FERC allowed rate	—	51	—	51
Settlement with Coeur d'Alene Tribe	—	34	—	34
Advanced meter infrastructure	3	19	3	20
Utility plant abandoned	2	17	2	31
Demand side management programs	—	51	—	57
Colstrip	2	32	2	31
Wildfire resiliency	9	18	9	17
Insurance deferrals	7	8	8	8
Other regulatory assets	22	29	24	30
Total regulatory assets	$184	$824	$135	$871
Regulatory Liabilities
Other income tax related liabilities	$6	$49	$7	$51
Excess deferred income taxes	13	263	13	266
Deferred Climate Commitment Act revenues	4	—	34	—
Deferred power costs	5	5	7	—
Deferred natural gas costs	27	—	33	—
Decoupling rebate	3	1	1	3
Utility plant retirement costs	—	471	—	468
Interest rate swaps	—	23	—	23
Provision for rate refund	16	—	13	—
Other regulatory liabilities	20	8	18	7
Total regulatory liabilities	$94	$820	$126	$818

AVISTA CORPORATION

NOTE 4. REVENUE

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three months ended March 31 (dollars in millions):

	2026	2025
Avista Utilities
Revenue from contracts with customers	$463	$526
Derivative revenues	33	61
Alternative revenue programs	23	(8)
Deferrals and amortizations for rate refunds to customers	(3)	—
Other utility revenues	39	25
Total Avista Utilities	555	604
AEL&P
Revenue from contracts with customers	15	13
Total operating revenues	$570	$617

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three months ended March 31 (dollars in millions):

	2026			2025
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$161	$8	$169	$165	$7	$172
Commercial	101	7	108	103	6	109
Industrial	36	—	36	35	—	35
Public street and highway lighting	2	—	2	2	—	2
Total retail revenue	300	15	315	305	13	318
Transmission	8	—	8	9	—	9
Other revenue from contracts with customers	4	—	4	8	—	8
Total electric revenue from contracts with customers	$312	$15	$327	$322	$13	$335

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three months ended March 31 (dollars in millions):

	2026	2025
	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$101	$129
Commercial	43	65
Industrial and interruptible	3	4
Total retail revenue	147	198
Transportation	1	5
Other revenue from contracts with customers	3	1
Total natural gas revenue from contracts with customers	$151	$204

Unsatisfied Performance Obligations

The Company has certain capacity arrangements under which the Company has a contractual obligation to provide either electric or natural gas capacity to a customer for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement under which the customer makes payments throughout the year. As of March 31, 2026, the Company estimates it had unsatisfied capacity performance

AVISTA CORPORATION

obligations of $22 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

NOTE 5. DERIVATIVES AND RISK MANAGEMENT

Energy Commodity Derivatives

Avista Corp. is exposed to market risks relating to changes in electricity and natural gas commodity prices and certain other fuel prices. Market risk is, in general, the risk of fluctuation in the market price of the commodity being traded and is influenced primarily by supply and demand. Market risk includes the fluctuation in the market price of associated commodity derivative instruments. Avista Corp. utilizes instruments that meet the definition of a derivative under U.S. GAAP, such as forwards, futures, swaps and options, to manage the various risks relating to these commodity price exposures. Avista Corp. has an energy resources risk policy and control procedures to manage these risks.

As part of Avista Corp.'s resource procurement and management operations in the electric business, Avista Corp. engages in an ongoing process of resource optimization, which involves the economic selection from available energy resources to serve Avista Corp.'s load obligations and the use of these resources to capture available economic value through wholesale market transactions. These include sales and purchases of electric capacity and energy, fuel for electric generation, and derivative contracts related to capacity, energy and fuel. Such transactions are part of the process of matching resources with load obligations and hedging a portion of the related financial risks. These transactions range from terms of intra-hour periods up to multiple years.

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

The following table presents the underlying energy commodity derivative volumes as of March 31, 2026 expected to be settled in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2026	6	—	16,482	22,123	341	586	789	—
2027	—	—	15,323	20,818	—	—	1,393	—
2028	—	—	5,940	9,653	—	—	1,013	—
2029	—	—	225	1,350	—	—	—	—

As of March 31, 2026, there are no energy commodity derivative contracts outstanding with expected settlements after 2029.

AVISTA CORPORATION

The following table presents the underlying energy commodity derivative volumes as of December 31, 2025 expected to be settled in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
2026	6	—	30,523	30,535	373	328	2,325	543
2027	—	—	14,558	14,443	—	—	1,393	—
2028	—	—	4,413	5,393	—	—	1,013	—

As of December 31, 2025, there were no energy commodity derivative contracts outstanding with expected settlements after 2028.

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

The following table summarizes the foreign currency exchange derivatives outstanding as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31,	December 31,
	2026	2025
Number of contracts	11	26
Notional amount (in United States dollars)	$1	$6
Notional amount (in Canadian dollars)	1	4

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

AVISTA CORPORATION

The following table presents the fair values and locations of energy commodity derivative instruments recorded on the Condensed Consolidated Balance Sheet as of March 31, 2026 (dollars in millions):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Other current assets	$9	$—	$—	$9
Other current liabilities	11	(38)	6	(21)
Other non-current liabilities and deferred credits	3	(15)	3	(9)
Total derivative instruments recorded on the balance sheet	$23	$(53)	$9	$(21)

The following table presents the fair values and locations of derivative instruments recorded on the Condensed Consolidated Balance Sheet as of December 31, 2025 (dollars in millions):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Other current assets	$8	$—	$—	$8
Other current liabilities	7	(33)	8	(18)
Other non-current liabilities and deferred credits	2	(14)	2	(10)
Total derivative instruments recorded on the balance sheet	$17	$(47)	$10	$(20)

Exposure to Demands for Collateral

Avista Corp.'s derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement. The following table presents collateral outstanding related to its energy commodity derivative instruments as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31,	December 31,
	2026	2025
Cash collateral posted	$10	$12
Letters of credit outstanding	$4	$14

In the event of changes in market prices or a downgrade in Avista Corp.'s credit ratings (including maintaining "investment grade" credit rating) or other established credit criteria, or, in some cases, if the counterparty has reasonable grounds to believe that there has been a material change in Avista Corp.'s creditworthiness, additional collateral may be required. Counterparties could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions.

In periods of price volatility, the level of exposure can change significantly. In addition, these contracts contain customary events of default (including cross-defaults to indebtedness and other obligations) and termination provisions. As a result, sudden and significant demands may be made against Avista Corp.'s credit facilities and cash. See Note 8 for further discussion of these credit facilities, including the immediate reimbursement obligation associated with outstanding letters of credit.

The following table presents the aggregate fair value of energy commodity derivative instruments with credit-risk-related contingent features in a liability position, and the amount of additional collateral (in cash or letters of credit) Avista Corp. could be required to post as of March 31, 2026 (dollars in millions):

March 31,
2026
Liabilities with credit-risk-related contingent features	$25
Additional collateral to post	24

AVISTA CORPORATION

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $3 million in cash to the pension plan during the three months ended March 31, 2026. The Company expects to contribute $10 million in total in 2026.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three months ended March 31 (dollars in millions):

	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
Service cost	$4	$4	$—	$—
Interest cost	9	9	2	2
Expected return on plan assets	(11)	(11)	(1)	(1)
Net loss recognition	—	1	—	—
Net periodic benefit cost	$2	$3	$1	$1

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

The following table reconciles the difference between the Company's effective tax rate and the federal statutory rate for the three months ended March 31 (dollars in millions):

	2026		2025
Income from continuing operations before income tax expense (benefit)	$105	N/A	$91	N/A
U.S. federal statutory tax rate	22	21.0%	19	21.0%
State income taxes, net of federal income tax effect	1	1.0	1	1.0
Other adjustments:
Flow through related to deduction of meters and mixed service costs (1)	(3)	(2.9)	(3)	(3.3)
Excess deferred tax amortization	(4)	(3.8)	(4)	(4.4)
CARES Act tax benefit amortization	(1)	(1.0)	—	—
Other	(2)	(1.8)	(1)	(1.1)
Total other adjustments	(10)	(9.5)	(8)	(8.8)
Effective tax rate	$13	12.5%	$12	13.2%

AVISTA CORPORATION

(1)
The Company's general rate cases included approval of base rate increases, offset by tax customer credits. As the tax customer credits are returned to customers, this results in a decrease to income tax expense as a result of flowing through the benefits related to meters and mixed service costs.

In July 2025, the U.S. enacted a reconciliation bill commonly referred to as the One Big Beautiful Bill Act. The Company continues to analyze the tax and other effects of the reconciliation bill, and does not expect the provisions of the bill to have a material impact on financial results or its annual effective tax rate in 2026.

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

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.’s revolving committed line of credit were as follows as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31,	December 31,
	2026	2025
Borrowings outstanding at end of period	$385	$385
Letters of credit outstanding at end of period	$5	$5
Average interest rate on borrowings at end of period	4.78%	4.84%

Letter of Credit Facility

Avista Corp. has a letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

Avista Corp. had $4 million and $14 million in letters of credit outstanding under this agreement as of March 31, 2026 and December 31, 2025, respectively. Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, Avista Corp. would have an immediate obligation to reimburse the bank that issued the letter of credit.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of March 31, 2026, the Company complied with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25 million that expires in June 2028. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

AEL&P’s revolving committed line of credit had a balance of $3 million outstanding as of December 31, 2025, with an average interest rate of 5.33 percent. There were no borrowings outstanding under the agreement as of March 31, 2026.

The committed line of credit agreement contains customary covenants and default provisions, including a cross default from other indebtedness (as defined). The credit agreement has a covenant which does not permit the ratio of "consolidated total debt at AEL&P"

AVISTA CORPORATION

to "consolidated total capitalization at AEL&P," including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of March 31, 2026, AEL&P complied with this covenant.

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

The distribution rates were as follows during the three months ended March 31, 2026 and the year ended December 31, 2025:

	March 31,	December 31,
	2026	2025
Low distribution rate	4.80%	4.93%
High distribution rate	4.93%	5.64%
Distribution rate at the end of the period	4.80%	4.93%

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100	$928	$1,100	$953
Long-term debt (Level 3)	1,674	1,331	1,674	1,326
Snettisham finance lease obligation (Level 3)	35	32	36	33
Long-term debt to affiliated trusts (Level 3)	52	47	52	46

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 59.33 percent to 104.72 percent of the principal amount, where 100.0 percent of the principal amount (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation fair value is determined using the Morgan Markets A Ex-Fin discount rate as published on March 31, 2026 and December 31, 2025.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 at fair value on a recurring basis (dollars in millions):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
March 31, 2026
Assets:
Energy commodity derivatives	$—	$23	$—	$(14)	$9
Equity Investments	—	—	49	—	49
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$23	$49	$(14)	$67
Liabilities:
Energy commodity derivatives (2)	$—	$46	$7	$(23)	$30
Total	$—	$46	$7	$(23)	$30
December 31, 2025
Assets:
Energy commodity derivatives	$—	$17	$—	$(9)	$8
Equity Investments	—	—	49	—	49
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$17	$49	$(9)	$66
Liabilities:
Energy commodity derivatives (2)	$—	$37	$10	$(19)	$28
Total	$—	$37	$10	$(19)	$28
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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of March 31, 2026 (dollars in millions, except for per mmBTU amounts):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	March 31, 2026	Technique	Input	Average Price
Natural gas exchange agreement	$(7)	Internally derived weighted average cost of gas	Forward purchase prices	$0.97 - $2.68/mmBTU $1.85 Weighted Average
			Forward sales prices	$1.13 - $6.59/mmBTU $4.24 Weighted Average
			Purchase volumes	270,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

The valuation methods, significant inputs and resulting fair values described above were developed by the Company and are reviewed on at least a quarterly basis to ensure they provide a reasonable estimate of fair value each reporting period.

Equity Investments

The Company has two equity investments measured at fair value on a recurring basis. For one investment, fair value is determined using a market approach, starting with enterprise values from recent market transaction data for comparable companies with similar equity instruments. The market transaction data was used to estimate an enterprise value of the underlying investment and that value was allocated to the various classes of equity via an option pricing model and a waterfall approach. The selection of appropriate comparable companies and the expected time to a liquidation event requires management judgment. The significant assumptions in the analysis include comparable market transactions and related enterprise values and time to liquidity event. In the event there were relevant market transactions for the same or similar securities of the subject company or there was a reasonable possibility of a transaction occurring, these transactions would be utilized as an input to the valuation with a probability weight applied to the valuation.

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

AVISTA CORPORATION

The following table presents the quantitative information and assumptions which were used to estimate the fair values of the Level 3 equity investments as of March 31, 2026 (dollars in millions):

	Fair Value at
	March 31, 2026	Valuation Technique	Unobservable Input	Range
Equity investments	$49	Market approach	Comparable enterprise values	$130-$389 $246 Average
			Time to liquidity event	1.75 years
		Discounted cash flows	Revenue market multiples	0.38x to 5.52x Revenue 2.69x Average
			Market multiple exit reduction	68%
			Discount rate	20%
			Annual revenues	$12 - 208
			Terminal date	2031

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31 (dollars in millions):

	Natural Gas Exchange Agreement	Equity Investments	Total
Three Months Ended March 31, 2026:
Beginning balance	$(10)	$49	$39
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	3	—	3
Ending balance as of March 31, 2026	$(7)	$49	$42
Three Months Ended March 31, 2025:
Beginning balance	$(3)	$53	$50
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(9)	—	(9)
Recognized in net income	—	(1)	(1)
Settlements	(1)	—	(1)
Ending balance as of March 31, 2025	$(13)	$52	$39

There were no transfers into or out of Level 3 fair value measurements during the period.

NOTE 11. COMMON STOCK

The Company issued shares of common stock for total net proceeds of $14 million during the three months ended March 31, 2026. Most of these shares were issued in at-the-market transactions pursuant to the Company's sales agency agreements under which the Company may offer and sell new shares of common stock through its sales agents from time to time. Under these sales agency agreements, the Company issued 0.4 million shares during the three months ended March 31, 2026.

AVISTA CORPORATION

NOTE 12. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31 (dollars in millions, except per share amounts, and shares in thousands):

	2026	2025
Numerator:
Net income	$92	$79
Denominator:
Weighted-average number of common shares outstanding-basic	82,339	80,218
Effect of dilutive securities:
Performance and restricted stock awards	15	91
Weighted-average number of common shares outstanding-diluted	82,354	80,309
Earnings per common share:
Basic	$1.11	$0.98
Diluted	$1.11	$0.98

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

Orofino Fire

In August 2023, a fire started in windy conditions near Orofino, Idaho, burning 53 acres and seven primary residences, as well as several outbuildings. The Idaho Department of Lands investigated and has issued a report in which it concluded the fire was caused by an electrical fault igniting three separate spots which then spread uphill. The Company has a distribution line in the area near the ignition point. The Company has to date found no evidence suggesting negligence on its part. Three minor claims for damage to personal property were received in connection with the fire, which were resolved. The Company has received one additional claim in connection with the fire for suppression costs from the Idaho Department of Lands seeking $0.2 million. The Company will vigorously defend itself in the event any additional claims are asserted; however, at this time, it is unable to estimate the likelihood of an adverse outcome or the amount or range of a potential loss in the event of an adverse outcome.

Rathdrum, Idaho Natural Gas Incident

In October 2021, there was an incident in Rathdrum, Idaho involving the Company’s natural gas infrastructure. The incident occurred after a third party damaged those facilities during excavation work. The incident resulted in a fire which destroyed one residence and resulted in minor injuries to the occupants. In January 2023, the Company was served with a lawsuit filed in the District Court of Kootenai County, Idaho by one property owner, seeking unspecified damages. In February 2024, the Company received a second

AVISTA CORPORATION

lawsuit filed by the owners of the adjacent property, seeking damages for personal injury and emotional distress from having witnessed the incident. On motions for summary judgment, the Court dismissed the party which had originally contracted for the excavation work, as well as claims brought on behalf of the children of the property owners whose home was damaged. The remainder of the case remains pending and the Company continues to vigorously defend itself in the legal proceedings; however, at this time, the Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such an outcome.

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

Other Contingencies

In the normal course of business, the Company has various other legal claims and contingent matters outstanding. The Company believes any liability arising from these actions will not have a material impact on its financial condition, results of operations or cash flows. It is possible a change could occur in the Company’s estimates of the probability or amount of a liability being incurred. Such a change, should it occur, could be significant. See "Note 22 of the Notes to Consolidated Financial Statements" in the 2025 Form 10-K for additional discussion regarding other contingencies.

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in millions):

	Reportable Segments
	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other Non-Reportable Segment Items	Eliminations (1)	Total
For the three months ended March 31, 2026:
Operating revenues	$555	$15	$570	$—	$—	$570
Resource costs	206	—	206	—	—	206
Other operating expenses	123	5	128	—	—	128
Depreciation and amortization	64	3	67	—	—	67
Interest income	4	—	4	—	—	4
Interest expense (2)	37	2	39	1	—	40
Other segment expenses (income) (3)	32	(1)	31	(3)	—	28
Income tax expense	11	2	13	—	—	13
Net income	87	4	91	1	—	92
Capital expenditures (4)	147	3	150	—	—	150
For the three months ended March 31, 2025:
Operating revenues	$604	$13	$617	$—	$—	$617
Resource costs	256	—	256	—	—	256
Other operating expenses	124	4	128	1	—	129
Depreciation and amortization	68	3	71	—	—	71
Interest income	3	—	3	—	(1)	2
Interest expense (2)	37	2	39	1	(1)	39
Other segment expenses (income) (3)	32	(2)	30	2	—	32
Income tax expense (benefit)	11	2	13	(1)	—	12
Net income (loss)	78	4	82	(3)	—	79
Capital expenditures (4)	100	3	103	—	—	103
Total Assets:
As of March 31, 2026:	$7,964	$289	$8,253	$177	$(22)	$8,408
As of December 31, 2025:	$7,917	$289	$8,206	$177	$(24)	$8,359
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of March 31, 2026, the related condensed consolidated statements of income and comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 4, 2026

AVISTA CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared in accordance with the SEC’s Regulation S-K for interim financial information and with the instructions to Form 10-Q. Accordingly, this MD&A does not contain the full detail or analysis, or the full discussion of trends and uncertainties, that are required to accompany financial statements for a full fiscal year and are contained in the Company's 2025 Form 10-K. Therefore, this MD&A should be read in conjunction with the Company's 2025 Form 10-K for full detail and analysis of the Company's financial condition, and results of operations, and a full discussion of trends and uncertainties that the Company faces.

Business Segments

Our business segments have not changed during the three months ended March 31, 2026. See the 2025 Form 10-K as well as “Note 14 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income (loss) for each of our business segments and the other businesses for the three months ended March 31 (dollars in millions):

	2026	2025
Avista Utilities	$87	$78
AEL&P	4	4
Other non-reportable segment loss	1	(3)
Net income	$92	$79

Executive Overview

Overall Results

Net income for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025, due to increased utility margin resulting from the effects of our general rate cases and net investment gains at our other businesses compared to net investment losses in the first quarter of 2025.

When comparing results from the first quarter of 2026 to the first quarter of 2025, the transfer of our ownership of Colstrip (effective January 1, 2026) has resulted in fluctuations in multiple line items on the income statement, which ultimately net to an immaterial impact on earnings. The removal of Colstrip from our generation portfolio resulted in an increase in authorized power supply cost and increases in both electric utility revenues and electric resource costs (resulting in no impact on electric utility margin). In addition, other operating costs and depreciation expense have decreased, with a corresponding decrease in electric utility revenues associated with recovery of these costs.

More detailed explanations of the fluctuations in revenues and expenses are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this summary.

See the summary of key developments and issues that are the focus of management under the heading “Executive Overview” in the MD&A of our 2025 10-K. The following developments have occurred since that report:

Current Hydroelectric Conditions and Outlook

Due to precipitation and warm weather, our hydroelectric generation year-to-date has been above normal. Due to the warm weather, the average current level of snowpack in the areas serving our hydroelectric facilities is below normal. The amount of hydroelectric generation over the rest of the year will be affected not only by current snowpack levels but also by prevailing temperatures (which affect the timing and speed of run-off) and the volume, timing and form of precipitation. On balance, we expect hydroelectric generation for the entire year will be approximately above the normal level. While our current hydro forecast shows above normal levels of generation, even if we were above or below normal, there would be no material change to our position in the ERM.

AVISTA CORPORATION

Enterprise Resource Planning (ERP) Project

We are planning to implement an ERP system, replacing certain existing technology tools currently in use. The system will be designed to accurately maintain our financial records, enhance operational functionality, and provide timely information to our management team related to business operations. We expect the ERP system to be implemented in 2028, with capital expenditures of approximately $130 million.

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

The approved rates within the orders are designed to increase annual electric base revenues by $12 million (or 2.0 percent), effective January 1, 2025 (Rate Year 1), and $69 million (or 11.4 percent) for Rate Year 2. The Rate Year 2 increase includes $54 million related to higher authorized power supply costs resulting from the removal of Colstrip from our generation portfolio. This base increase is offset by decreases in capital and operating costs removed from customer rates of $43 million, effective January 1, 2026, as we are no longer recovering Colstrip related costs.

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

AVISTA CORPORATION

2026 General Rate Cases

In January 2026, we filed an MYRP with the WUTC. The MYRP requests base rate relief over four years designed to produce the additional base revenues shown below (dollars in millions):

Rate Year	Rates Effective	Electric		Natural Gas
1	2027	$111	13.9%	$12	4.7%
2	2028	43	4.7%	7	2.4%
3	2029	34	3.5%	6	2.1%
4	2030	28	2.8%	3	1.1%

We requested an overall rate of return beginning in 2027 of 7.5 percent, with a 48.5 common equity ratio and a 10.2 percent return on equity. We requested an increase to the overall rate of return in 2029 to 7.67 percent, with a 48.5 common equity ratio and 10.5 percent return on equity.

Key drivers of the revenue requirement in Rate Year 1 (2027) are outlined below (dollars in millions):

	Electric	Natural Gas
Electric resource costs	$46	$—
Capital additions	29	5
Employee benefits	7	1
Insurance	7	—
Regulatory amortizations	5	4
Wildfire	4	—
Other	13	2
Total	$111	$12

In the MYRP, we propose certain changes to the calculation of authorized baseline power supply costs. These changes are designed to address the changing market dynamics which have led to significant volatility in actual power supply costs. The MYRP provides updates to our baseline power supply cost for rate years one and two; as required by Washington law, baseline power supply costs for Rate Years 3 and 4 will be established in later filings and as such are not included in the additional revenue requirements for those years shown above. In addition, we are proposing changes to the timing for recovery of costs deferred under the ERM.

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

The WUTC has up to eleven months to review the general rate case filings and issue a decision. The initial settlement conference is expected to take place in May 2026, with evidentiary hearings scheduled for September 2026.

Idaho General Rate Cases

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

Future Oregon General Rate Cases

In July 2025, the Governor of Oregon signed House Bill 3179 into law which modifies certain provisions of law that relate to general rate case filings and cost recovery. The law, among other things, extends the length of time for the OPUC to suspend rates from a proposed effective date from nine to ten months, does not allow residential rate increases of any kind between November 1 and March 31, does not allow new rates to take effect from a proceeding where the return on equity is at issue within eighteen months of the prior rate effective date, authorizes (but does not require) securitization of “capital investments” that will cause rates to “rise by more than five percent” under specific circumstances, and calls for the OPUC to establish rules requiring utilities to establish a multi-year rate plan for rate revisions where a company’s return on equity is reviewed. Such rate plans must be no less than three years and no more than seven years in length. Rulemakings to institute these provisions started in September 2025 and will continue through 2026. We are analyzing the possible effects of this legislation, including how it will impact the timing of future rate case filings.

Avista Utilities

Purchased Gas Adjustments, Power Cost Deferrals and Decoupling Mechanisms

See our 2025 Form 10-K for discussion of the various regulatory recovery mechanisms in each of our jurisdictions.

In 2025, we received approval from the WUTC to recover $32 million of the ERM deferred surcharge balance in Washington over a two-year period starting July 1, 2025.

During the first quarter of 2026, we filed a request with the WUTC to recover from customers $65 million of ERM costs deferred in 2025 over a one-year period starting July 1, 2026.

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

AVISTA CORPORATION

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following graph shows the total change in net income for the first quarter of 2026 compared to the first quarter of 2025, as well as the factors that caused such change (dollars in millions):

Electric utility revenues decreased primarily as a result of decreased wholesale revenues associated with lower market prices, and a reduction of revenues associated with the recovery of Colstrip costs, which were partially offset by other increases in retail rates associated with our general rate cases. Natural gas revenues decreased due to decreased rates associated with the PGAs and the CCA (which do not impact utility margin or net income), as well as decreased wholesale revenues, transportation revenues and an increased provision for rate refunds associated with overearnings in Washington.

Electric utility resource costs decreased primarily due to decreased purchased power costs associated with decreased wholesale prices, as well as decreased fuel for generation costs partially due to the removal of Colstrip from our generation portfolio. These decreases were partially offset by a decrease in deferrals under the ERM. Natural gas utility resource costs decreased due to decreases in the amortization of costs associated with the CCA and net deferrals and amortizations of costs under PGAs, as well as a decrease in volumes of natural gas purchased.

Other operating expenses remained unchanged, with decreased expenses from Colstrip offset by expected increases in other expenses.

Utility depreciation and amortization decreased primarily due to our exit from Colstrip in 2026. In anticipation of the exit, we had accelerated depreciation, as we were required to recover costs from Washington customers by the end of 2025.

Increases in earnings from other activity are primarily due to net investment gains, compared to net investment losses in the first quarter of 2025.

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

AVISTA CORPORATION

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

Results of Operations - Avista Utilities

Resource Optimization

We engage in resource optimization, which involves the selection from available energy resources to serve our load obligations and the use of these resources to capture economic value through wholesale market transactions; this is ultimately intended to lower net power and natural gas supply costs. Our resource optimization transactions can include physical sales and purchases of electric capacity and energy, fuel for electric generation, natural gas to optimize use of pipeline and storage capacity, as well as financial derivative contracts related to capacity, energy, fuel and fuel transportation. See our 2025 Form 10-K for further discussion of our optimization activities.

We typically enter into multiple transactions simultaneously to capture value. Even though these transactions are considered together when determining the net impact, they are recorded in separate items within components of utility operating revenue and resource costs and can cause fluctuations in each item. Gains and losses on financial derivative contracts are included in certain line items below (such as wholesale sales and purchases of power and natural gas, sales of fuel and other fuel costs). The ERM, PCA and PGAs are based on net supply costs and consider all transactions related to resource procurement and optimization (both physical and financial).

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Utility Operating Revenues

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended March 31, 2026 and 2025:

	Electric Customers		Natural Gas Customers
	2026	2025	2026	2025
Residential	379,390	374,849	347,763	345,712
Commercial	45,927	45,578	37,502	37,397
Interruptible	—	—	50	52
Industrial	1,122	1,152	181	183
Public street and highway lighting	689	718	—	—
Total retail customers	427,128	422,297	385,496	383,344

AVISTA CORPORATION

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended March 31, 2026 and 2025 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $0 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the three months ended March 31 (dollars in millions):

	Electric Decoupling Revenues
	2026	2025
Current year decoupling deferrals (a)	$8	$(7)
Amortization of prior year decoupling deferrals (b)	(1)	—
Total electric decoupling revenue	$7	$(7)
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

Total electric revenues decreased $17 million for the first quarter of 2026 as compared to the first quarter of 2025. The primary changes that occurred during the period were as follows:

•
A $5 million decrease in retail electric revenue due to a decrease in MWhs sold (decreased revenues by $21 million), partially offset by an increase in retail rates (increased revenues by $16 million).
o
Retail rates increased mainly due to the effects of our general rate cases, including base rate increases associated with higher authorized power supply expenses resulting from removing Colstrip from our generation portfolio. These increases to base rates were partially offset by the removal of revenues related to recovery of Colstrip related costs other than power supply costs.
o
Retail sales volumes decreased due to milder weather, which reduced customer usage. Residential and commercial use per customer decreased 10 percent and 6 percent, respectively. Heating degree days in Spokane were 90 percent of the historical average during the first quarter of 2026, while they were consistent with the historical average during the first quarter of 2025.
•
A $27 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $26 million) and a decrease in sales volumes (decreased revenues $1 million).
•
A $14 million increase in electric decoupling revenue primarily due to current year surcharge deferrals associated with decreased customer usage compared to rebate deferrals in the first quarter of 2025.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended March 31, 2026 and 2025 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $1 million and $3 million for the three months ended March 31, 2026 and 2025, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the three months ended March 31 (dollars in millions):

	Natural Gas Decoupling Revenues
	2026	2025
Current year decoupling deferrals (a)	$21	$1
Amortization of prior year decoupling deferrals (b)	(5)	(2)
Total natural gas decoupling revenue	$16	$(1)
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

Total natural gas revenues decreased $34 million for the first quarter of 2026 as compared to the first quarter of 2025. The primary changes that occurred during the period were as follows:

•
A $50 million decrease in natural gas retail revenues (including industrial, which is included in other) due to a decrease in retail rates (decreased revenues $27 million) and decreased sales volumes (decreased revenues $23 million).
o
Retail rates decreased mainly due to PGA rate decreases and rebates to Washington customers for revenues related to the sale of CCA emissions credits, neither of which impact utility margin. These decreases were partially offset by increases to base rates resulting from our general rate cases.
o
Retail sales volumes decreased due to milder weather, which reduced customer usage. Residential and commercial use per customer decreased 15 percent and 14 percent, respectively. Heating degree days in Spokane were 90 percent of the historical average during the first quarter of 2026, while they were consistent with the historical average in the first quarter of 2025.
•
An $8 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $6 million) and a decrease in volumes (decreased revenues $2 million).
•
A $17 million increase in natural gas decoupling revenues primarily due to increased surcharge deferrals in the current year associated with lower customer usage.
•
A $7 million increase in other gas revenues primarily due to the amortization of previously deferred revenues associated with the sale of CCA emissions credits. We amortize the deferred revenues as they are passed on to customers through decreases in retail rates. The increase in other revenues was offset by decreased retail rates as discussed above, resulting in no impact to utility margin. This increase was partially offset by a decrease in transportation revenue, as well as a provision for rate refunds associated with overearnings in Washington recorded in the first quarter of 2026.

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the three months ended March 31, 2026 and 2025 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $1 million and $3 million for the three months ended March 31, 2026 and 2025, respectively.

Total electric resource costs decreased $14 million for the first quarter of 2026 as compared to the first quarter of 2025. The changes that occurred during the period were as follows:

•
A $7 million decrease in power purchased due to a decrease in wholesale prices (decreased costs $8 million), partially offset by an increase in the volume of power purchases (increased costs $1 million).
•
A $22 million decrease in fuel for generation due to decreased thermal generation compared to the prior year due to increased hydroelectric generation and the removal of Colstrip from our generation portfolio.
•
A $13 million increase in other electric resource costs primarily related to a decrease in deferred costs under the ERM. The decrease in deferred costs was due to an increase in authorized power supply costs primarily due to the removal of Colstrip from our generation portfolio. There were also increased costs related to our customer assistance payment programs (low-income rate assistance and demand side management).

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for the three months ended March 31, 2026 and 2025 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $0 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.

Total natural gas resource costs decreased $39 million for the first quarter of 2026 as compared to the first quarter of 2025 due to the following:

•
A $10 million decrease in natural gas purchased due to a decrease in the volumes purchased.
•
A $29 million decrease in other costs primarily related to a decrease in the amortization of costs associated with the CCA that were recovered from customers, resulting in no impact to utility margin, as well as a decrease in net deferrals and amortizations of previously deferred costs under our PGAs.

Utility Margin

The following table reconciles Avista Utilities' operating revenues, as presented in "Note 14 of the Notes to Condensed Consolidated Financial Statements", to the Non-GAAP financial measure utility margin for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Electric		Natural Gas		Intracompany		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Operating revenues	$346	$363	$210	$244	$(1)	$(4)	$555	$603
Resource costs	112	126	95	134	(1)	(4)	206	256
Utility margin	$234	$237	$115	$110	$—	$—	$349	$347

Electric utility margin decreased $3 million primarily due to the removal of revenues related to the recovery of Colstrip capital and operating costs, partially offset by other effects of our general rate cases. Natural gas utility margin increased $5 million primarily due to the effects of general rate cases.

In the first quarter of 2026 we had a pre-tax expense of $1 million under the ERM in Washington compared to a pre-tax expense of $7 million in the first quarter of 2025.

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

For the first quarter of 2026 and 2025, net income for AEL&P was $4 million, respectively.

Results of Operations - Other Businesses

Our other businesses had net income of $1 million for the three months ended March 31, 2026 compared to a net loss of $3 million for the three months ended March 31, 2025.

The fluctuation in results is primarily related to net investment gains in the first quarter of 2026, compared to net investment losses in the first quarter of 2025.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our condensed consolidated financial statements and thus, actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2025 Form 10-K and have not changed materially.

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the three months ended March 31, 2026. See the 2025 Form 10-K for further discussion.

As of March 31, 2026, we had $110 million of available liquidity under the Avista Corp. committed line of credit, $46 million of available liquidity under our letter of credit facility, and $25 million under the AEL&P committed line of credit. With our existing credit facilities and the expected issuances of common stock and long-term debt within the next year, we believe we have adequate liquidity to meet our needs for the next 12 months.

Review of Condensed Consolidated Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $179 million for the three months ended March 31, 2026, compared to $184 million for the three months ended March 31, 2025. There was a decrease of $31 million associated with net decoupling deferrals and amortizations, primarily associated with decoupling surcharges recognized in the first quarter of 2026 due to milder weather and decreased customer usage. Changes in other current liabilities and accounts payable decreased operating cash flows by $37 million compared to the first quarter of 2025, primarily due to the timing of a litigation settlement accrual during the first quarter of 2025, as well as decreased payables for natural gas purchases as volumes purchased in 2026 decreased. These decreases were partially offset by the change in other current assets, which increased operating cash flows by $60 million, due to timing of prepayments and insurance proceeds receivables recorded during the first quarter of 2025.

Investing Activities

Net cash used in investing activities was $148 million for the three months ended March 31, 2026, compared to $103 million for the three months ended March 31, 2025. We paid $150 million for utility capital expenditures in 2026, compared to $103 million in 2025.

AVISTA CORPORATION

Financing Activities

Net cash used in financing activities was $32 million for the three months ended March 31, 2026, compared to $94 million for the three months ended March 31, 2025. In the first quarter of 2026, we repaid $3 million in short term borrowings, compared to $67 million in the first quarter of 2025. We issued $14 million of common stock and paid $41 million in dividends in the three months ended March 31, 2026, compared to issuing $16 million of common stock and paying $40 million in dividends in the three months ended March 31, 2025.

Capital Resources

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026		December 31, 2025
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$9	0.2%	$9	0.1%
Short-term borrowings	385	6.3	388	6.5
Long-term debt to affiliated trusts	52	0.9	52	0.9
Long-term debt and leases	2,846	46.9	2,846	47.4
Total debt	3,292	54.3	3,295	54.9
Total shareholders’ equity	2,776	45.7	2,709	45.1
Total	$6,068	100.0%	$6,004	100.0%

Our shareholders’ equity increased $67 million during the first quarter of 2026 primarily due to net income and the issuance of common stock, which was partially offset by dividends paid.

Short Term Borrowings

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $500 million with an expiration date of June 2029. We may request that the lenders extend their commitments for an additional one-year period (subject to customary conditions).

We also have a continuing letter of credit agreement in the aggregate amount of $50 million. Either party may terminate the agreement at any time.

The following table summarizes the balances outstanding and available liquidity as of March 31, 2026 (dollars in millions):

	Amount of Facility	Borrowings Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of Credit expiring June 2029	$500	$385	$5	$110
Letter of Credit Facility	50	N/A	4	46
Total	$550	$385	$9	$156
(1)
Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenant and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant

AVISTA CORPORATION

which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of March 31, 2026, we complied with this covenant with a ratio of 54.3 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the three months ended March 31 (dollars in millions):

	2026	2025
$500 million line of credit, expiring June 2029
Maximum balance outstanding during the period	$415	$366
Average balance outstanding during the period	$383	$322
Average interest rate during the period	4.81%	5.44%
Average interest rate at end of the period	4.78%	5.42%

AEL&P

AEL&P has a $25 million committed line of credit that expires in June 2028. As of March 31, 2026, there was no balance outstanding under this committed line of credit, and $25 million of available liquidity.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of March 31, 2026, AEL&P complied with this covenant with a ratio of 48.7 percent.

As of March 31, 2026, Avista Corp. and its subsidiaries complied with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

See "Note 8 of the Notes to Condensed Consolidated Financial Statements" for additional information regarding our short-term borrowing arrangements.

Liquidity Expectations

In 2026, we expect to issue $230 million of long-term debt. We expect to issue $90 million of common stock in 2026 (including $14 million issued through March 31, 2026).

Capital Expenditures and Other Investments

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure, and expect base Avista Utilities' capital expenditures of the following (dollars in millions):

	2026	2027	2028	2029	2030
Expected base annual capital expenditures	$615	$635	$800	$680	710

These planned capital expenditures are subject to continuing review and adjustment. These estimates include expenditures for new projects identified through our 2025 request for proposal process. However, these estimates do not include potential expenditures that could result from integrating a new large load customer, incremental transmission projects like regional grid expansion, or additional generation. See the 2025 Form 10-K for further information on our expected capital expenditures.

Pension Plan

In the three months ended March 31, 2026, we contributed $3 million to the pension plan and we expect contributions to total $10 million in 2026. We expect to contribute a total of $40 million to the pension plan in the period 2027 through 2030, with an annual contribution of $10 million.

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

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the three months ended March 31, 2026 except as follows:

Presidential Executive Action

On March 16, 2026, the U.S. President's Administration issued an Executive Order entitled “Removing Regulatory Barriers to Affordable Home Construction,” with the stated objective of increasing housing supply and affordability by reducing federal, state and local regulatory requirements that the Administration views as increasing construction costs and slowing development. Among other things, the Executive Order directs various federal agencies to incentivize state and local governments to eliminate mandatory green or energy-efficient building codes, review and potentially eliminate “unduly burdensome or costly” federal energy efficiency requirements, revise permitting rules relating to stormwater, wetlands and water pollution controls, and shorten environmental review timelines for housing projects.

On April 20, 2026, the U.S. President’s Administration issued several Executive Orders invoking authority under the Defense Production Act of 1950 (DPA) to (a) designate oil production and storage, coal and natural gas related power generation activities, electric facilities and supply chains, and large scale energy and energy-related infrastructure as critical resources under the DPA and (b) authorize the Department of Energy to use its authority under the DPA to expand and accelerate domestic capacity in each of these areas.

We are evaluating the extent to which potential changes from these Executive Orders may affect our financial results and operations.

Oregon Legislation and Regulatory Actions

Climate Protection Plan

In March 2020, Oregon Governor Kate Brown issued Executive Order No. 20-04, “Directing State Agencies to Take Actions to Reduce and Regulate Greenhouse Gas Emissions.” The Executive Order launched rulemaking proceedings for Oregon agencies with jurisdiction over GHG-related matters, with the aim of reducing Oregon’s overall GHG emissions to 80 percent below 1990 levels by 2050. This Executive Order led to the Oregon Department of Environmental Quality (ODEQ) developing cap and reduce rules known as the CPP. The CPP originally became effective in January 2022, but was subsequently challenged and declared invalid on procedural grounds. Thereafter, the ODEQ reissued the CPP in November 2024 with updated compliance periods.

On April 16, 2026, approximately 30 parties, consisting of businesses, utilities, trade associations and unions, filed a Petition challenging the repromulgated version of the CPP. Avista Corp. is a party to the litigation, which remains pending.

See the 2025 Form 10-K for further discussion of our environmental issues and contingencies.

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2025 Form 10-K and have not materially changed during the three months ended March 31, 2026. See the 2025 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the three months ended March 31, 2026. Refer to the 2025 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2025.

AVISTA CORPORATION

Credit Risk

As of March 31, 2026, we had cash deposited as collateral of $10 million and letters of credit of $4 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” in the 2025 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at March 31, 2026 (including both contracts considered derivatives and those considered non-derivatives), we would potentially be required to post the following additional collateral (dollars in millions):

March 31, 2026
Additional collateral taking into account contractual thresholds	$29
Additional collateral without contractual thresholds	40

Energy Commodity Risk

Our energy commodity risks have not materially changed during the three months ended March 31, 2026. See the 2025 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of March 31, 2026 expected to be settled in each respective year (dollars in millions). As of March 31, 2026, there are no energy commodity derivative contracts outstanding with expected settlements after 2028:

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2026	$—	$—	$(15)	$(10)	$9	$10	$(1)	$—
2027	—	—	(9)	(5)	—	—	(4)	—
2028	—	—	(2)	(1)	—	—	(2)	—

The following table presents energy commodity derivative fair values as a net asset or (liability) as of December 31, 2025 expected to be settled in each respective year (dollars in millions). As of December 31, 2025, there are no energy commodity derivative contracts outstanding with expected settlements after 2028.

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

The above electric and natural gas derivative contracts will be included in either power supply costs or natural gas supply costs during the period they are settled and will be included in deferral and recovery mechanisms (ERM, PCA, and PGAs), or in the general rate case process, and are expected to eventually be collected through retail rates from customers.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under

AVISTA CORPORATION

the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2026.

There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AVISTA CORPORATION

PART II. Other Information

Item 1. Legal Proceedings

See “Note 13 of Notes to Condensed Consolidated Financial Statements” in “Part I. Financial Information Item 1. Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

Refer to the 2025 Form 10-K for disclosure of risk factors that could have a significant impact on our results of operations, financial condition or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not materially changed from the disclosures provided in the 2025 Form 10-K.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

AVISTA CORPORATION
(Registrant)

Date:	May 4, 2026	/s/ Kevin J. Christie
Kevin J. Christie
Senior Vice President, Chief Financial Officer, Treasurer and Regulatory Affairs Officer (Principal Financial Officer)