Form 10-Q
period 2026-06-30
AVISTA CORP
filed 2026-08-03
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026 OR

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

As of July 24, 2026, 83,752,830 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in millions, except per share amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues:
Utility revenues, exclusive of alternative revenue programs	$398	$399	$945	$1,024
Alternative revenue programs	15	12	38	4
Total operating revenues	413	411	983	1,028
Operating Expenses:
Utility operating expenses:
Resource costs	127	130	333	386
Other operating expenses	136	124	264	252
Depreciation and amortization	68	72	135	143
Taxes other than income taxes	27	28	62	64
Non-utility operating expenses	1	—	1	1
Total operating expenses	359	354	795	846
Income from operations	54	57	188	182
Interest expense	39	37	79	75
Interest expense to affiliated trusts	1	—	1	1
Capitalized interest	(2)	(1)	(4)	(3)
Other income-net	(4)	(2)	(11)	(8)
Income before income taxes and equity method earnings (losses)	20	23	123	117
Income tax expense	6	1	19	13
Equity method earnings (losses)	21	(8)	23	(11)
Net income and Comprehensive income	$35	$14	$127	$93
Weighted-average common shares outstanding (thousands), basic	83,060	80,715	82,700	80,466
Weighted-average common shares outstanding (thousands), diluted	83,109	80,774	82,732	80,542

Earnings per common share:
Basic	$0.43	$0.17	$1.54	$1.15
Diluted	$0.43	$0.17	$1.54	$1.15

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in millions

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets:
Current Assets:
Cash and cash equivalents	$25	$19
Accounts receivable-less allowances of $6 and $5, respectively	153	220
Inventory	264	236
Regulatory assets	179	135
Other current assets	94	119
Total current assets	715	729
Net utility property	6,528	6,319
Goodwill	52	52
Non-current regulatory assets	858	871
Other property and investments-net and other non-current assets	382	388
Total assets	$8,535	$8,359
Liabilities and Equity:
Current Liabilities:
Accounts payable	$130	$163
Short-term borrowings	226	388
Regulatory liabilities	93	126
Other current liabilities	201	201
Total current liabilities	650	878
Long-term debt	2,982	2,754
Long-term debt to affiliated trusts	52	52
Pensions and other postretirement benefits	67	65
Deferred income taxes	808	778
Non-current regulatory liabilities	811	818
Other non-current liabilities and deferred credits	344	305
Total liabilities	5,714	5,650
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000 shares authorized; 83,752 and 82,193 shares issued and outstanding, respectively (shares in thousands)	1,871	1,805
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	951	905
Total shareholders’ equity	2,821	2,709
Total liabilities and equity	$8,535	$8,359

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Six Months Ended June 30

Dollars in millions

(Unaudited)

	2026	2025
Operating Activities:
Net income	$127	$93
Non-cash items included in net income:
Depreciation and amortization	135	143
Provision for (benefit from) deferred income taxes	14	(5)
Power and natural gas cost deferrals, net	(13)	(6)
Amortization of debt expense	1	1
Stock-based compensation expense	9	7
Equity-related AFUDC	(7)	(5)
Pension and other postretirement benefit expense	7	7
Other regulatory assets and liabilities	16	30
Other deferred debits and credits	41	33
Change in decoupling regulatory deferral	(40)	(4)
Realized and unrealized (gains) losses on assets and investments	5	2
Equity method (earnings) losses	(23)	11
Other	9	—
Distributions from equity method investments	14	—
Contributions to defined benefit pension plan	(7)	(7)
Changes in certain current assets and liabilities:
Accounts and notes receivable	62	28
Inventory	(28)	(24)
Collateral for derivative instruments	(1)	(1)
Income taxes receivable	23	(3)
Other current assets	(1)	(44)
Accounts payable	(36)	(19)
Other current liabilities	(6)	(13)
Net cash provided by operating activities	301	224

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(326)	(246)
Issuance of notes receivable	(3)	—
Investments made in equity investments and property	(9)	(3)
Other	4	1
Net cash used in investing activities	(334)	(248)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Six Months Ended June 30

Dollars in millions

(Unaudited)

	2026	2025
Financing Activities:
Net (decrease) increase in short-term borrowings	$(92)	$51
Proceeds from issuance of long-term debt	160	—
Maturity of long-term debt and finance leases	(2)	(2)
Issuance of common stock, net of issuance costs	58	35
Cash dividends paid	(81)	(79)
Other	(4)	(2)
Net cash provided by financing activities	39	3

Net increase (decrease) in cash and cash equivalents	6	(21)

Cash and cash equivalents at beginning of period	19	30

Cash and cash equivalents at end of period	$25	$9

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Six Months Ended June 30

Dollars in millions, except per share amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common Stock, Shares (in thousands):
Shares outstanding at beginning of period	82,638	80,561	82,193	80,039
Shares issued	1,114	548	1,559	1,070
Shares outstanding at end of period	83,752	81,109	83,752	81,109
Common Stock, Amount:
Balance at beginning of period	$1,821	$1,737	$1,805	$1,720
Equity compensation expense	6	4	9	7
Issuance of common stock, net of issuance costs	44	19	58	35
Payment of minimum tax withholdings for share-based payment awards	—	—	(1)	(2)
Balance at end of period	1,871	1,760	1,871	1,760
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1)	—	(1)	—
Other comprehensive loss	—	—	—	—
Balance at end of period	(1)	—	(1)	—
Retained Earnings:
Balance at beginning of period	956	912	905	871
Net income	35	14	127	93
Dividends on common stock	(40)	(41)	(81)	(79)
Balance at end of period	951	885	951	885
Total equity	$2,821	$2,645	$2,821	$2,645
Dividends declared per common share	$0.493	$0.490	$0.985	$0.980

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended June 30, 2026 and June 30, 2025 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income and Comprehensive Income for the interim periods are not necessarily indicative of the results expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K).

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

The WUTC and the IPUC issued accounting orders authorizing Avista Corp. to offset energy commodity derivative assets or liabilities with a regulatory liability or asset. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of delivery. Realized benefits and costs result in adjustments to retail rates through the ERM in Washington, the PCA mechanism in Idaho, PGAs, and periodic general rate cases. The resulting regulatory assets associated with energy commodity derivative instruments are probable of recovery through future rates.

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

The Company previously entered interest rate swap derivatives as risk management tools and has associated regulatory assets and liabilities. The regulatory asset or liability is amortized as a component of interest expense over the term of the associated debt.

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

AVISTA CORPORATION

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

ASU 2026-02 "Environmental Credits and Environmental Credit Obligations (Topic 818)"

In May 2026, the FASB issued ASU 2026-02, which establishes specific authoritative guidance for environmental credits and environmental credit obligations. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual periods, and early adoption is permitted. The Company is in the process of evaluating the impact of the ASU; however, it has determined it will not early adopt in 2026.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, stored natural gas, and fuel stock are recorded at average cost and consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30,	December 31,
	2026	2025
Materials and supplies	$90	$87
Emission allowances	160	136
Stored natural gas	8	8
Fuel stock	6	5
Total	$264	$236

Other Current Assets

Other current assets consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30,	December 31,
	2026	2025
Prepayments	$61	$56
Income taxes receivable	16	39
Derivative assets net of collateral	5	8
Other	12	16
Total	$94	$119

AVISTA CORPORATION

Net Utility Property

Net utility property, which is recorded at original cost, net of accumulated depreciation, consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30,	December 31,
	2026	2025
Utility plant in service	$8,554	$8,591
Construction work in progress	405	303
Total	8,959	8,894
Less: Accumulated depreciation and amortization	2,431	2,575
Total	$6,528	$6,319

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30,	December 31,
	2026	2025
Equity investments	$160	$148
Operating lease ROU assets	64	64
Finance lease ROU assets	27	29
Non-utility property	12	12
Notes receivable	10	12
Long-term prepaid license fees	13	18
Pension asset	66	61
Investment in affiliated trust	12	12
Deferred compensation assets	10	9
Other	8	23
Total	$382	$388

Other Current Liabilities

Other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026	December 31, 2025
Accrued taxes other than income taxes	$31	$33
Derivative liabilities	22	18
Employee paid time off accruals	41	34
Accrued interest	29	27
Pensions and other postretirement benefits	13	16
Customer deposits	22	19
Other	43	54
Total	$201	$201

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026	December 31, 2025
Operating lease liabilities	$61	$60
Finance lease liabilities	30	32
Deferred investment tax credits	27	27
Climate Commitment Act obligations	161	131
Asset retirement obligations	17	16
Derivative liabilities	13	10
Other	35	29
Total	$344	$305

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026		December 31, 2025
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$28	$14	$18	$12
Deferred Climate Commitment Act costs	9	—	24	—
Deferred power costs	54	39	17	71
Decoupling surcharge	38	51	27	21
Unamortized debt repurchase costs	—	5	—	5
Income tax related assets	—	252	—	246
Pension and other postretirement benefit plans	1	72	1	72
Interest rate swaps	—	162	—	165
AFUDC above FERC allowed rate	—	52	—	51
Settlement with Coeur d'Alene Tribe	—	34	—	34
Advanced meter infrastructure	3	19	3	20
Utility plant abandoned	2	11	2	31
Demand side management programs	—	50	—	57
Colstrip	2	32	2	31
Wildfire resiliency	14	21	9	17
Insurance deferrals	7	7	8	8
Other regulatory assets	21	37	24	30
Total regulatory assets	$179	$858	$135	$871
Regulatory Liabilities
Other income tax related liabilities	$6	$48	$7	$51
Excess deferred income taxes	13	260	13	266
Deferred Climate Commitment Act revenues	4	—	34	—
Deferred power costs	3	5	7	—
Deferred natural gas costs	25	—	33	—
Decoupling rebate	5	—	1	3
Utility plant retirement costs	—	467	—	468
Interest rate swaps	—	22	—	23
Provision for rate refund	16	—	13	—
Other regulatory liabilities	21	9	18	7
Total regulatory liabilities	$93	$811	$126	$818

AVISTA CORPORATION

NOTE 4. REVENUE

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and six months ended June 30 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Avista Utilities
Revenue from contracts with customers	$335	$330	$798	$856
Derivative revenues	42	52	75	113
Alternative revenue programs	15	12	38	4
Deferrals and amortizations for rate refunds to customers	(1)	(2)	(4)	(2)
Other utility revenues	10	8	49	33
Total Avista Utilities	401	400	956	1,004
AEL&P
Revenue from contracts with customers	12	11	27	24
Total operating revenues	$413	$411	$983	$1,028

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and six months ended June 30 (dollars in millions):

	2026			2025
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$114	$5	$119	$111	$5	$116
Commercial	100	7	107	94	6	100
Industrial	31	—	31	35	—	35
Public street and highway lighting	3	—	3	3	—	3
Total retail revenue	248	12	260	243	11	254
Transmission	9	—	9	7	—	7
Other revenue from contracts with customers	2	—	2	6	—	6
Total electric revenue from contracts with customers	$259	$12	$271	$256	$11	$267
Six months ended June 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$275	$13	$288	$276	$12	$288
Commercial	201	14	215	197	12	209
Industrial	67	—	67	70	—	70
Public street and highway lighting	5	—	5	5	—	5
Total retail revenue	548	27	575	548	24	572
Transmission	17	—	17	16	—	16
Other revenue from contracts with customers	6	—	6	14	—	14
Total electric revenue from contracts with customers	$571	$27	$598	$578	$24	$602

AVISTA CORPORATION

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and six months ended June 30 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Avista Utilities	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$45	$45	$146	$174
Commercial	22	22	65	87
Industrial and interruptible	4	3	7	7
Total retail revenue	71	70	218	268
Transportation	3	1	4	6
Other revenue from contracts with customers	2	3	5	4
Total natural gas revenue from contracts with customers	$76	$74	$227	$278

Unsatisfied Performance Obligations

The Company has certain capacity arrangements under which the Company has a contractual obligation to provide either electric or natural gas capacity to a customer for a fixed fee. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement under which the customer makes payments throughout the year. As of June 30, 2026, the Company estimates it had unsatisfied capacity performance obligations of $19 million, which will be recognized as revenue in future periods as the capacity is provided to the customers. These performance obligations are not reflected in the financial statements, as the Company has not received payment for these services.

NOTE 5. EQUITY METHOD INVESTMENTS

The Company holds a 4.71% interest in Energy Impact Partners I (EIP I), an investment fund, and records activity on a quarter lag using the equity method. In June 2026, ERock, Inc., one of the companies included in the underlying holdings of EIP I, conducted an initial public offering (IPO) and is now publicly traded on the New York Stock Exchange.

In the three months ended June 30, 2026, the Company recorded equity in earnings of $22 million for its holdings of EIP I, primarily associated with a fair market increase of ERock, Inc. in the first quarter of 2026 while it prepared for the IPO. Based on its ownership percentage of ERock, Inc., the Company estimates its portion of the fair value increase from March 31, 2026 to June 30, 2026 to be recognized in the third quarter of 2026 to be $17 million. Subsequent to June 30, 2026, the underlying investment's stock price has decreased. While actual results for the fourth quarter will reflect the fair value on September 30, 2026, the Company estimates a loss of $13 million based on the fair value on July 31, 2026. This activity will be recognized in these future periods along with any other activity reported by EIP I.

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

AVISTA CORPORATION

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

The following table presents the underlying energy commodity derivative volumes as of June 30, 2026 expected to be settled in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2026	3	—	14,374	16,323	256	135	669	230
2027	—	—	18,050	22,008	—	—	1,393	—
2028	—	—	7,923	10,263	—	—	1,013	—
2029	—	—	1,125	2,250	—	—	—	—

As of June 30, 2026, there are no energy commodity derivative contracts outstanding with expected settlements after 2029.

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

The following table summarizes the foreign currency exchange derivatives outstanding as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30,	December 31,
	2026	2025
Number of contracts	23	26
Notional amount (in United States dollars)	$3	$6
Notional amount (in Canadian dollars)	4	4

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of energy commodity derivative instruments recorded on the Condensed Consolidated Balance Sheet as of June 30, 2026 (dollars in millions):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Other current assets	$5	$—	$—	$5
Other current liabilities	3	(36)	11	(22)
Other non-current liabilities and deferred credits	2	(16)	1	(13)
Total derivative instruments recorded on the balance sheet	$10	$(52)	$12	$(30)

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

AVISTA CORPORATION

Exposure to Demands for Collateral

Avista Corp.'s derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement. The following table presents collateral outstanding related to its energy commodity derivative instruments as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30,	December 31,
	2026	2025
Cash collateral posted	$13	$12
Letters of credit outstanding	$6	$14

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

In periods of price volatility, the level of exposure can change significantly. In addition, these contracts contain customary events of default (including cross-defaults to indebtedness and other obligations) and termination provisions. As a result, sudden and significant demands may be made against Avista Corp.'s credit facilities and cash. See Note 9 for further discussion of these credit facilities, including the immediate reimbursement obligation associated with outstanding letters of credit.

The following table presents the aggregate fair value of energy commodity derivative instruments with credit-risk-related contingent features in a liability position, and the amount of additional collateral (in cash or letters of credit) Avista Corp. could be required to post as of June 30, 2026 (dollars in millions):

June 30,
2026
Liabilities with credit-risk-related contingent features	$25
Additional collateral to post	25

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $7 million in cash to the pension plan during the six months ended June 30, 2026. The Company expects to contribute $10 million in total in 2026.

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30 (dollars in millions):

	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
Three months ended June 30:
Service cost	$4	$4	$1	$1
Interest cost	9	9	2	1
Expected return on plan assets	(11)	(11)	(1)	(1)
Net periodic benefit cost	$2	$2	$2	$1
Six months ended June 30:
Service cost	$8	$8	$1	$1
Interest cost	18	18	4	3
Expected return on plan assets	(22)	(22)	(2)	(2)
Net loss recognition	—	1	—	—
Net periodic benefit cost	$4	$5	$3	$2

AVISTA CORPORATION

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

The following table reconciles the difference between the Company's effective tax rate and the federal statutory rate on income from continuing operations, including equity method earnings (losses), for the three and six months ended June 30 (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
Income from continuing operations before income tax expense	$41	N/A	$15	N/A	$146	N/A	$106	N/A
U.S. federal statutory tax rate	9	21.0%	3	21.0%	31	21.0%	22	21.0%
State income taxes, net of federal income tax effect	—	—	—	—	1	0.7	1	0.9
Other adjustments:
Flow through related to deduction of meters and mixed service costs (1)	(1)	(2.4)	(1)	(7.1)	(4)	(2.7)	(4)	(3.8)
Excess deferred tax amortization	(1)	(2.4)	(1)	(7.2)	(5)	(3.4)	(5)	(4.8)
Other	(1)	(1.9)	—	—	(4)	(2.6)	(1)	(1.0)
Total other adjustments	(3)	(6.7)	(2)	(14.3)	(13)	(8.7)	(10)	(9.6)
Effective tax rate	$6	14.3%	$1	6.7%	$19	13.0%	$13	12.3%
(1)
The Company's general rate cases included approval of base rate increases, offset by tax customer credits. As the tax customer credits are returned to customers, this results in a decrease to income tax expense as a result of flowing through the benefits related to meters and mixed service costs.

In June 2026, the Company purchased $10 million of 2025 transferable tax credits from another taxable entity for $9 million. These tax credits are expected to be utilized in the Company's 2025 federal tax return, to be filed in the fall of 2026. There were no other federal taxes paid in the first half of 2026.

NOTE 9. SHORT-TERM BORROWINGS

Avista Corp.

Lines of Credit

Avista Corp. has a committed line of credit in the total amount of $500 million, with an expiration date of June 2029. The Company may request that the lenders extend their commitments for an additional one-year period (subject to customary conditions). The

AVISTA CORPORATION

committed line of credit is secured by non-transferable first mortgage bonds of Avista Corp. issued to the agent bank that are payable only to the extent that Avista Corp. defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.’s revolving committed line of credit were as follows as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30,	December 31,
	2026	2025
Borrowings outstanding at end of period (1)	$296	$385
Letters of credit outstanding at end of period	$5	$5
Average interest rate on borrowings at end of period	4.74%	4.84%

(1) As of June 30, 2026, there was $296 million outstanding under the committed line of credit; however, $226 million was classified as short-term borrowings and $70 million was classified as long-term on the Condensed Consolidated Balance Sheet due to the Company's intention to refinance such amount on a long-term basis. The amount classified as long-term debt will be refinanced through the issuance and sale of first mortgage bonds in August 2026, pursuant to a bond purchase agreement entered into in May 2026. See Note 10 for further discussion of the first mortgage bonds and the refinancing of short-term debt on a long-term basis. The entire outstanding amount of the committed line of credit as of December 31, 2025 was classified as short-term borrowings on the Condensed Consolidated Balance Sheet.

Letter of Credit Facility

Avista Corp. has a letter of credit agreement in the aggregate amount of $65 million, which was increased from $50 million in June 2026. Either party may terminate the agreement at any time.

Avista Corp. had $6 million and $14 million in letters of credit outstanding under this agreement as of June 30, 2026 and December 31, 2025, respectively. Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, Avista Corp. would have an immediate obligation to reimburse the bank that issued the letter of credit.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of June 30, 2026, the Company complied with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25 million that expires in June 2028. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

AEL&P’s revolving committed line of credit had a balance of $3 million outstanding as of December 31, 2025, with an average interest rate of 5.33 percent. There were no borrowings outstanding under the agreement as of June 30, 2026.

The committed line of credit agreement contains customary covenants and default provisions, including a cross default from other indebtedness (as defined). The credit agreement has a covenant which does not permit the ratio of "consolidated total debt at AEL&P" to "consolidated total capitalization at AEL&P," including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of June 30, 2026, AEL&P complied with this covenant.

AVISTA CORPORATION

NOTE 10. LONG-TERM DEBT

Avista Corp.

On May 14, 2026, the Company issued and sold $90.0 million of 4.77 percent first mortgage bonds due in 2029 and $70.0 million of 6.10 percent first mortgage bonds due in 2056 pursuant to a bond purchase agreement with institutional investors in the private placement market. The Company expects to issue and sell an additional $70.0 million of 6.10 percent first mortgage bonds under this bond purchase agreement in August 2026.

The net proceeds from the sale of the new bonds were and will be used to refinance existing indebtedness and pay for utility capital expenditures.

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

The distribution rates were as follows during the six months ended June 30, 2026 and the year ended December 31, 2025:

	June 30,	December 31,
	2026	2025
Low distribution rate	4.80%	4.93%
High distribution rate	4.93%	5.64%
Distribution rate at the end of the period	4.80%	4.93%

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100	$941	$1,100	$953
Long-term debt (Level 3)	1,834	1,500	1,674	1,326
Snettisham finance lease obligation (Level 3)	34	31	36	33
Long-term debt to affiliated trusts (Level 3)	52	47	52	46

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 59.87 percent to 105.44 percent of the principal amount, where 100.0 percent of the principal amount (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation fair value is determined using the Morgan Markets A Ex-Fin discount rate as published on June 30, 2026 and December 31, 2025.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 at fair value on a recurring basis (dollars in millions):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
June 30, 2026
Assets:
Energy commodity derivatives	$—	$10	$—	$(5)	$5
Equity Investments	—	—	46	—	46
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$10	$46	$(5)	$60
Liabilities:
Energy commodity derivatives (2)	$—	$44	$8	$(17)	$35
Total	$—	$44	$8	$(17)	$35
December 31, 2025
Assets:
Energy commodity derivatives	$—	$17	$—	$(9)	$8
Equity Investments	—	—	49	—	49
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$17	$49	$(9)	$66
Liabilities:
Energy commodity derivatives (2)	$—	$37	$10	$(19)	$28
Total	$—	$37	$10	$(19)	$28
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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of June 30, 2026 (dollars in millions, except for per mmBTU amounts):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	June 30, 2026	Technique	Input	Average Price
Natural gas exchange agreement	$(8)	Internally derived weighted average cost of gas	Forward purchase prices	$1.40 - $2.56/mmBTU $2.09 Weighted Average
			Forward sales prices	$1.75 - $6.56/mmBTU $4.54 Weighted Average
			Purchase volumes	9,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

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

For the second investment, fair value is determined using an income approach utilizing a discounted cash flow model. The model is based on income statement forecasts from the underlying company to determine cash flows for the period of ownership. The model then utilizes market multiples from publicly traded comparable companies in similar industries and projects to estimate the terminal fair value. The market multiples are reduced to reflect the difference in the life cycle between the publicly traded comparable companies and the start-up nature of the investment company. The selection of appropriate comparable companies, market multiples and the reduction to those market multiples requires management judgment. The significant assumptions in the model include the discount rate representing the risk associated with the investment, market multiples and the related reduction to those multiples, revenue forecasts, and the estimated terminal date for the investment. In the event there were relevant market transactions for the same or similar securities of the subject company or there were a reasonable possibility of a transaction occurring, those transactions would be used to determine the fair value of Avista Corp.’s investment under a market approach instead of utilizing a discounted cash flow model. The market transactions are considered Level 3 inputs because they are not publicly available observable transactions.

AVISTA CORPORATION

The following table presents the quantitative information and assumptions which were used to estimate the fair values of the Level 3 equity investments as of June 30, 2026 (dollars in millions):

	Fair Value at
	June 30, 2026	Valuation Technique	Unobservable Input	Range
Equity investments	$46	Market approach	Comparable enterprise values	$45-$560 $282 Average
			Time to liquidity event	1.50 years
		Discounted cash flows	Revenue market multiples	3.40x to 7.28x Revenue 5.16x Average
			Market multiple exit reduction	60%
			Discount rate	20%
			Annual revenues	$12 - 104
			Terminal date	2031

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30 (dollars in millions):

	Natural Gas Exchange Agreement	Equity Investments	Total
Three Months Ended June 30, 2026:
Beginning balance	$(7)	$49	$42
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(1)	—	(1)
Recognized in net income	—	(3)	(3)
Ending balance as of June 30, 2026	$(8)	$46	$38
Three Months Ended June 30, 2025:
Beginning balance	$(13)	$52	$39
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(2)	—	(2)
Recognized in net income	—	(3)	(3)
Ending balance as of June 30, 2025	$(15)	$49	$34
Six Months Ended June 30, 2026:
Beginning balance	$(10)	$49	$39
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	2	—	2
Recognized in net income	—	(3)	(3)
Ending balance as of June 30, 2026	$(8)	$46	$38
Six Months Ended June 30, 2025:
Beginning balance	$(3)	$53	$50
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(11)	—	(11)
Recognized in net income	—	(4)	(4)
Settlements	(1)	—	(1)
Ending balance as of June 30, 2025	$(15)	$49	$34

There were no transfers into or out of Level 3 fair value measurements during the period.

NOTE 13. COMMON STOCK

The Company issued shares of common stock for total net proceeds of $44 million and $58 million during the three and six months ended June 30, 2026. Most of these shares were issued in at-the-market transactions pursuant to the Company's sales agency agreements under which the Company may offer and sell new shares of common stock through its sales agents from time to time.

AVISTA CORPORATION

Under these sales agency agreements, the Company issued 1.0 million and 1.4 million shares during the three and six months ended June 30, 2026.

NOTE 14. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30 (dollars in millions, except per share amounts, and shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$35	$14	$127	$93
Denominator:
Weighted-average number of common shares outstanding-basic	83,060	80,715	82,700	80,466
Effect of dilutive securities:
Performance and restricted stock awards	49	59	32	76
Weighted-average number of common shares outstanding-diluted	83,109	80,774	82,732	80,542
Earnings per common share:
Basic	$0.43	$0.17	$1.54	$1.15
Diluted	$0.43	$0.17	$1.54	$1.15

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

AVISTA CORPORATION

Rathdrum, Idaho Natural Gas Incident

In October 2021, there was an incident in Rathdrum, Idaho involving the Company’s natural gas infrastructure. The incident occurred after a third party damaged those facilities during excavation work. The incident resulted in a fire which destroyed one residence and resulted in minor injuries to the occupants. In January 2023, the Company was served with a lawsuit filed in the District Court of Kootenai County, Idaho by one property owner, seeking unspecified damages. In February 2024, the Company received a second lawsuit filed by the owners of the adjacent property, seeking damages for personal injury and emotional distress from having witnessed the incident. On motions for summary judgment, the Court dismissed the party that had originally contracted for the excavation work, as well as claims brought on behalf of the children of the property owners whose home was damaged. In July 2026, the Company entered into a settlement agreement with the remaining parties in the case for $1.3 million.

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

AVISTA CORPORATION

The following table presents information for each of the Company’s business segments (dollars in millions):

	Reportable Segments
	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other Non-Reportable Segment Items	Eliminations (1)	Total
For the three months ended June 30, 2026:
Operating revenues	$401	$12	$413	$—	$—	$413
Resource costs	125	2	127	—	—	127
Other operating expenses	132	4	136	1	—	137
Depreciation and amortization	65	3	68	—	—	68
Interest income	3	—	3	—	(1)	2
Interest expense (2)	40	1	41	—	(1)	40
Other segment expenses (3)	17	1	18	5	—	23
Income tax expense	3	—	3	3	—	6
Equity method earnings	—	—	—	21	—	21
Net income	22	1	23	12	—	35
Capital expenditures (4)	167	9	176	—	—	176
For the three months ended June 30, 2025:
Operating revenues	$400	$11	$411	$—	$—	$411
Resource costs	129	1	130	—	—	130
Other operating expenses	120	4	124	—	—	124
Depreciation and amortization	69	3	72	—	—	72
Interest income	3	—	3	—	—	3
Interest expense (2)	35	1	36	1	—	37
Other segment expenses (3)	24	1	25	3	—	28
Income tax expense (benefit)	3	—	3	(2)	—	1
Equity method losses	—	—	—	(8)		(8)
Net income (loss)	23	1	24	(10)	—	14
Capital expenditures (4)	136	7	143	—	—	143
For the six months ended June 30, 2026:
Operating revenues	$956	$27	$983	$—	$—	$983
Resource costs	331	2	333	—	—	333
Other operating expenses	255	9	264	1	—	265
Depreciation and amortization	129	6	135	—	—	135
Interest income	7	—	7	—	(1)	6
Interest expense (2)	77	3	80	1	(1)	80
Other segment expenses (3)	48	—	48	5	—	53
Income tax expense	14	2	16	3	—	19
Equity method earnings	—	—	—	23	—	23
Net income	109	5	114	13	—	127
Capital expenditures (4)	314	12	326	—	—	326
For the six months ended June 30, 2025:
Operating revenues	$1,004	$24	$1,028	$—	$—	$1,028
Resource costs	385	1	386	—	—	386
Other operating expenses	244	8	252	1	—	253
Depreciation and amortization	137	6	143	—	—	143
Interest income	6	—	6	—	(1)	5
Interest expense (2)	72	3	75	2	(1)	76
Other segment expenses (3)	57	—	57	1	—	58
Income tax expense (benefit)	14	2	16	(3)	—	13
Equity method losses	—	—	—	(11)	—	(11)
Net income (loss)	101	4	105	(12)	—	93
Capital expenditures (4)	236	10	246	—	—	246
Total Assets:
As of June 30, 2026:	$8,076	$292	$8,368	$193	$(26)	$8,535
As of December 31, 2025:	$7,917	$289	$8,206	$177	$(24)	$8,359
(1)
Intersegment eliminations reported as interest expense represent intercompany interest.
(2)
Including interest expense to affiliated trusts.
(3)
Other segment items include taxes other than income tax, AFUDC equity, and other miscellaneous expenses.
(4)
The capital expenditures for the other businesses are included in other investing activities on the Condensed Consolidated Statements of Cash Flows.

AVISTA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of June 30, 2026, the related condensed consolidated statements of income and comprehensive income and equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

July 31, 2026

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

Business Segments

Our business segments have not changed during the six months ended June 30, 2026. See the 2025 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income (loss) for each of our business segments and the other businesses for the three and six months ended June 30 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Avista Utilities	$22	$23	$109	$101
AEL&P	1	1	5	4
Other non-reportable segment income (loss)	12	(10)	13	(12)
Net income	$35	$14	$127	$93

Executive Overview

Overall Results

Net income for the three and six months ended June 30, 2026 increased compared to the three and six months ended June 30, 2025, primarily due to net investment gains at our other businesses, compared to net investment losses in the respective periods of 2025. See “Note 5 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding the gain recorded in the second quarter of 2026, as well as expected gains and losses during the remainder of 2026.

The effects of our general rate cases also increased net income in 2026.

When comparing results from the first half of 2026 to the first half of 2025, the transfer of our ownership of Colstrip (effective January 1, 2026) has resulted in fluctuations in multiple line items on the income statement, which ultimately net to an immaterial impact on net income. The removal of Colstrip from our generation portfolio resulted in an increase in authorized power supply cost and increases in both electric utility revenues and electric resource costs (resulting in no impact on net income). In addition, other operating costs and depreciation expense have decreased, with a corresponding decrease in electric utility revenues associated with recovery of these costs.

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

2026 Wildfire Conditions

A number of wildfires have occurred within our service territory in 2026, impacting our operations. While the causes of some fires remain under investigation, virtually all have been attributed to human activity or lightning. Two fires ignited near our facilities but have since been fully contained. One fire damaged a small storage facility. No structures were impacted by the other fire. We do not believe either of these ignitions resulted from the improper operation or maintenance of our facilities. In response to an increased

AVISTA CORPORATION

wildfire risk driven primarily by high winds and drier-than-normal conditions, we have proactively implemented enhanced system protections and public safety power shutoffs. We continue to monitor conditions closely and respond as needed to mitigate this elevated risk.

Hydroelectric Conditions and Outlook

Our hydroelectric generation year-to-date has been above normal. The amount of hydroelectric generation is affected not only by snowpack levels but also by prevailing temperatures (which affect the timing and speed of run-off) and the volume, timing and form of precipitation. On balance, we expect hydroelectric generation for the entire year will be above normal. While our current hydroelectric forecast shows above normal levels of generation for the full year, whether actual results are above or below normal, there would be no material change to our net income, based upon our forecast surcharge position in the 90 percent customer, 10 percent company sharing band of the ERM.

Potential Large Load Growth

In May 2026, we entered into a non-binding memorandum of understanding (MOU) with a data center developer seeking interconnection and energy supply in our Washington service territory. The developer is seeking an initial load demand of 125 MW starting in 2029, with a pathway to expand to 500 MW by 2032.

In June 2026, we announced that we will take additional time to evaluate the processing of energy requests from data center developers, and have paused negotiations associated with the MOU. This decision followed community interest and concern surrounding the MOU. We are seeking to partner with governmental agencies on creating a clear and coordinated planning process as we consider additional stakeholder feedback associated with large load requests.

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

AVISTA CORPORATION

The approved rates within the orders are designed to increase annual electric base revenues by $12 million (or 2.0 percent), effective January 1, 2025 (Rate Year 1), and $69 million (or 11.4 percent), effective January 1, 2026 (Rate Year 2). The Rate Year 2 increase includes $54 million related to higher authorized power supply costs resulting from the removal of Colstrip from our generation portfolio. This base increase is offset by decreases in capital and operating costs removed from customer rates of $43 million, effective January 1, 2026, as we are no longer recovering Colstrip related costs.

The approved rates are also designed to increase annual natural gas base revenues by $14 million (or 11.2 percent), effective January 1, 2025, and $4 million (or 2.8 percent), effective January 1, 2026.

The WUTC approved an ROE of 9.8 percent, based on a common equity ratio of 48.5 percent, and an ROR of 7.32 percent.

The WUTC did not approve our request to modify the ERM under which differences between actual net power supply costs and the amount reflected in base retail customer rates are tracked. Based on our forecast energy commodity costs in 2026, we expect actual net power supply costs to exceed the level included in base rates. We plan to continue to address how net power supply costs are set in base rates in future regulatory proceedings.

The WUTC continued its support for important recovery mechanisms such as wildfire and insurance balancing accounts, and decoupling.

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

Washington law requires utilities to file MYRPs of a minimum of two and up to four years. The law allows utilities filing a rate plan of three or four years the option to file a new rate plan for the third year and fourth year. Under this provision, we have the opportunity

AVISTA CORPORATION

to address the numerous unpredictable factors that could materially affect our financial position over a longer-term rate plan. These risks include, but are not limited to, inflation, interest rate volatility, labor and benefits challenges, escalating capital costs, and other unforeseen cost drivers.

The WUTC has up to eleven months to review the general rate case filings and issue a decision. The evidentiary hearing is scheduled for September 2026.

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

2027 General Rate Cases

We expect to file electric and natural gas general rate cases with the IPUC in the first quarter of 2027.

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

In 2025, we received approval from the WUTC to recover $32 million of the ERM deferred surcharge balance in Washington over a two-year period starting July 1, 2025. In 2026, we received approval from the WUTC to recover an additional $65 million of the ERM deferred surcharge balance in Washington over a two-year period starting July 1, 2026.

AVISTA CORPORATION

Alaska Electric Light and Power Company

Alaska General Rate Case

In May 2026, AEL&P filed an electric general rate case with the Regulatory Commission of Alaska (RCA). AEL&P's request for an interim base rate increase of 12.5 percent (designed to increase electric revenues by $5 million), was approved and took effect in June 2026. AEL&P is seeking a permanent base rate increase of an additional 12.6 percent (designed to increase electric revenues by $5 million), which, if approved, could take effect in August 2027. This represents a combined total rate increase of 25.1 percent (designed to increase electric revenues by $10.0 million). The proposed revenue increase request is based on a 13.2 percent ROE with a common equity ratio of 58.33 percent and a ROR of 9.75 percent.

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

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

The following graph shows the total change in net income for the second quarter of 2026 compared to the second quarter of 2025, as well as the factors that caused such change (dollars in millions):

Electric Utility revenues increased due to increases in retail rates associated with our general rate case, which were partially offset by removing the recovery of Colstrip related costs. This increase to revenues was largely offset by decreased wholesale revenues and decreases in volumes sold. The decrease in volumes sold is due to the departure of a large industrial customer in April 2026. Natural gas revenues increased due to rate increases, largely offset by decreases in wholesale revenues and decoupling revenues.

Electric utility resource costs decreased primarily due to decreased fuel for generation costs partially due to the removal of Colstrip from our generation portfolio. This was partially offset by increased purchased power volumes and wholesale prices, as well as increased costs under the ERM. Natural gas utility resource costs decreased due to decreases in volumes of natural gas purchased.

AVISTA CORPORATION

Other utility operating expenses increased due primarily to increased employee salaries and benefit costs, partially offset with decreases from removing Colstrip related expenses.

Utility depreciation and amortization decreased primarily due to our exit from Colstrip in 2026.

Income tax expense increased primarily due to increased pre-tax income from continuing operations (including equity method earnings) compared to the prior year.

Increased equity method earnings were primarily the result of underlying investment appreciation recognized in the second quarter of 2026, compared to losses recognized in the second quarter of 2025. See “Note 5 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding the gain recorded in the second quarter of 2026.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following graph shows the total change in net income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, as well as the factors that caused such change (dollars in millions):

Electric utility revenues decreased primarily as a result of decreased wholesale revenues associated with lower market prices, a reduction of revenues associated with the recovery of Colstrip costs, and the departure of a large industrial customer in April 2026, which were partially offset by other increases in retail rates associated with our general rate cases. Natural gas revenues decreased due to decreased rates associated with the PGAs and the CCA (which do not impact net income), as well as decreased wholesale revenues, transportation revenues and an increased provision for rate refunds associated with overearnings in Washington.

Electric utility resource costs decreased primarily due to decreased fuel for generation costs partially due to the removal of Colstrip from our generation portfolio. These decreases were partially offset by a decrease in deferrals under the ERM. Natural gas utility resource costs decreased due to decreases in the amortization of costs associated with the CCA and net deferrals and amortizations of costs under PGAs, as well as a decrease in volumes of natural gas purchased.

Other utility operating expenses increased due primarily to increased employee salaries and benefit costs, partially offset with decreases from removing Colstrip related expenses.

Utility depreciation and amortization decreased primarily due to our transfer of Colstrip.

Income tax expense increased primarily due to increased pre-tax income from continuing operations (including equity method earnings) compared to the prior year.

AVISTA CORPORATION

Increased equity method earnings were primarily the result of underlying investment appreciation recognized in the first half of 2026, compared to losses recognized in the first half of 2025. See “Note 5 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding the gain recorded in the second quarter of 2026.

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

Intercompany Revenues and Resource Costs

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

AVISTA CORPORATION

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended June 30, 2026 and 2025 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $1 million for both the three months ended June 30, 2026 and 2025.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the three months ended June 30 (dollars in millions):

	Electric Decoupling Revenues
	2026	2025
Current year decoupling deferrals (a)	$9	$3
Amortization of prior year decoupling deferrals (b)	(2)	—
Total electric decoupling revenue	$7	$3
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

Total electric revenues did not change materially for the second quarter of 2026 as compared to the second quarter of 2025. The primary fluctuations that occurred during the period were as follows:

•
A $5 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $25 million) offset by a decrease in MWhs sold (decreased revenues by $20 million).
o
Retail rates increased mainly due to the effects of our general rate cases, including base rate increases associated with higher authorized power supply expenses resulting from removing Colstrip from our generation portfolio. These increases to base rates were partially offset by the removal of revenues related to recovery of Colstrip related costs other than power supply costs.
o
Retail sales volumes decreased due to a 21 percent decrease in industrial electric sales volumes, partially due to the departure of a large industrial customer in April 2026. Additionally, milder weather reduced customer usage. Residential and commercial use per customer decreased 5 percent and 3 percent, respectively.
•
An $8 million decrease in wholesale electric revenues due to a decrease in sales volumes (decreased revenues $4 million) and a decrease in sales prices (decreased revenues $4 million).
•
A $4 million increase in electric decoupling revenue primarily due to increased current year surcharge deferrals associated with decreased customer usage compared to the second quarter of 2025.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended June 30, 2026 and 2025 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $0 million and $1 million for the three months ended June 30, 2026 and 2025.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the three months ended June 30 (dollars in millions):

	Natural Gas Decoupling Revenues
	2026	2025
Current year decoupling deferrals (a)	$10	$9
Amortization of prior year decoupling deferrals (b)	(2)	—
Total natural gas decoupling revenue	$8	$9
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

Total natural gas revenues did not change materially for the second quarter of 2026 as compared to the second quarter of 2025. The primary fluctuations that occurred during the period were as follows:

•
A $3 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $2 million) and a decrease in volumes (decreased revenues $1 million).
•
A $4 million increase in other gas revenues primarily due to the amortization of previously deferred revenues associated with the sale of CCA emissions credits. We amortize the deferred revenues as they are passed on to customers through decreases in retail rates. The increase in other revenues was offset by decreased retail revenues, resulting in no impact on net income.

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended June 30, 2026 and 2025:

	Electric Customers		Natural Gas Customers
	2026	2025	2026	2025
Residential	380,516	375,572	347,951	345,685
Commercial	46,410	46,119	37,696	37,527
Interruptible	—	—	52	51
Industrial	1,144	1,171	181	184
Public street and highway lighting	849	802	—	—
Total retail customers	428,919	423,664	385,880	383,447

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the three months ended June 30, 2026 and 2025 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $0 million and $1 million for the three months ended June 30, 2026 and 2025.

Total electric resource costs decreased $3 million for the second quarter of 2026 as compared to the second quarter of 2025. The primary changes that occurred during the period were as follows:

•
A $5 million increase in power purchased due to an increase in the volume of power purchases (increased costs $3 million) and an increase in wholesale prices (increased costs $2 million).
•
A $15 million decrease in fuel for generation due to decreased thermal generation due to increased hydroelectric generation. Thermal generation decreased due to the removal of Colstrip from our generation portfolio, as well as major maintenance at the Coyote Springs 2 facility in 2026.
•
A $9 million increase in other electric resource costs primarily related to a decrease in deferred costs under the ERM. The decrease in deferred costs was due to an increase in authorized power supply costs primarily due to the removal of Colstrip from our generation portfolio. There were also increased costs related to our customer assistance payment programs (low-income rate assistance and demand side management).

In the second quarter of 2026, we had a pre-tax expense of $6 million under the ERM in Washington compared to a pre-tax expense of $1 million in the second quarter of 2025.

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for the three months ended June 30, 2026 and 2025 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $1 million for both the three months ended June 30, 2026 and 2025.

Total natural gas resource costs decreased $2 million for the second quarter of 2026 as compared to the second quarter of 2025 due to a $2 million decrease in natural gas purchased from a decrease in volumes, consistent with a decrease in retail and wholesale sales volumes.

AVISTA CORPORATION

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the six months ended June 30, 2026 and 2025 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $1 million for both the six months ended June 30, 2026 and 2025.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the six months ended June 30 (dollars in millions):

	Electric Decoupling Revenues
	2026	2025
Current year decoupling deferrals (a)	$17	$(4)
Amortization of prior year decoupling deferrals (b)	(3)	—
Total electric decoupling revenue	$14	$(4)
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

Total electric revenues decreased $17 million for the first half of 2026 as compared to the first half of 2025. The primary changes that occurred during the period were as follows:

•
A $1 million decrease in retail electric revenue due to a decrease in MWhs sold (decreased revenues by $42 million), offset by an increase in retail rates (increased revenues by $41 million).
o
Retail rates increased mainly due to the effects of our general rate cases, including base rate increases associated with higher authorized power supply expenses resulting from removing Colstrip from our generation portfolio. These increases to base rates were partially offset by the removal of revenues related to recovery of Colstrip related costs other than power supply costs.
o
Retail sales volumes decreased due to a 12 percent decrease in industrial electric sales volumes, partially due to the departure of a large industrial customer in April 2026. Additionally, milder weather led to reduced customer usage. Residential and commercial use per customer decreased 8 percent and 4 percent, respectively. Heating degree days in Spokane were 87 percent of the historical average during the first half of 2026, while they were 94 percent of the historical average during the first half of 2025.
•
A $34 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $29 million) and a decrease in sales volumes (decreased revenues $5 million).
•
An $18 million increase in electric decoupling revenue primarily due to current year surcharge deferrals associated with decreased customer usage compared to rebate deferrals in the first half of 2025.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the six months ended June 30, 2026 and 2025 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $1 million and $4 million for the six months ended June 30, 2026 and 2025, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the six months ended June 30 (dollars in millions):

	Natural Gas Decoupling Revenues
	2026	2025
Current year decoupling deferrals (a)	$31	$10
Amortization of prior year decoupling deferrals (b)	(7)	(2)
Total natural gas decoupling revenue	$24	$8
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

Total natural gas revenues decreased $34 million for the first half of 2026 as compared to the first half of 2025. The primary changes that occurred during the period were as follows:

•
A $50 million decrease in natural gas retail revenues (including industrial, which is included in other) due to a decrease in retail rates (decreased revenues $26 million) and decreased sales volumes (decreased revenues $24 million).
o
Retail rates decreased mainly due to PGA rate decreases and rebates to Washington customers for revenues related to the sale of CCA emissions credits, neither of which impact net income. These decreases were partially offset by increases to base rates resulting from our general rate cases.
o
Retail sales volumes decreased due to milder weather, which reduced customer usage. Residential and commercial use per customer each decreased 12 percent. Heating degree days in Spokane were 87 percent of the historical average during the first half of 2026, while they were 94 percent of the historical average in the first half of 2025.
•
An $11 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $8 million) and a decrease in volumes (decreased revenues $3 million).
•
A $16 million increase in natural gas decoupling revenues primarily due to increased surcharge deferrals in the current year associated with lower customer usage.
•
An $11 million increase in other gas revenues primarily due to the amortization of previously deferred revenues associated with the sale of CCA emissions credits. We amortize the deferred revenues as they are passed on to customers through decreases in retail rates. The increase in other revenues was offset by decreased retail rates as discussed above, resulting in no impact on net income. This increase was partially offset by a decrease in transportation revenue, as well as a provision for rate refunds associated with overearnings in Washington recorded in the first half of 2026.

AVISTA CORPORATION

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the six months ended June 30, 2026 and 2025:

	Electric Customers		Natural Gas Customers
	2026	2025	2026	2025
Residential	379,953	375,210	347,857	345,698
Commercial	46,169	45,848	37,599	37,462
Interruptible	—	—	51	52
Industrial	1,133	1,162	181	184
Public street and highway lighting	769	760	—	—
Total retail customers	428,024	422,980	385,688	383,396

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the six months ended June 30, 2026 and 2025 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $1 million and $4 million for the six months ended June 30, 2026 and 2025, respectively.

Total electric resource costs decreased $17 million for the first half of 2026 as compared to the first half of 2025. The primary changes that occurred during the period were as follows:

•
A $2 million decrease in power purchased due to a decrease in wholesale prices (decreased costs $6 million), partially offset by an increase in the volume of power purchases (increased costs $4 million).
•
A $37 million decrease in fuel for generation due to decreased thermal generation due to increased hydroelectric generation. Thermal generation decreased due to the removal of Colstrip from our generation portfolio, as well as major maintenance at the Coyote Springs 2 facility in 2026.
•
A $22 million increase in other electric resource costs primarily related to a decrease in deferred costs under the ERM. The decrease in deferred costs was due to an increase in authorized power supply costs primarily due to the removal of

AVISTA CORPORATION

Colstrip from our generation portfolio. There were also increased costs related to our customer assistance payment programs (low-income rate assistance and demand side management).

In the first half of 2026, we had a pre-tax expense of $7 million under the ERM in Washington compared to a pre-tax expense of $9 million in the first half of 2025.

The following graph presents Avista Utilities' natural gas resource costs for the six months ended June 30, 2026 and 2025 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $1 million for both the six months ended June 30, 2026 and 2025.

Total natural gas resource costs decreased $40 million for the first half of 2026 as compared to the first half of 2025 due to the following:

•
A $12 million decrease in natural gas purchased due to a decrease in the volumes purchased.
•
A $28 million decrease in other costs primarily related to a decrease in the amortization of costs associated with the CCA that were recovered from customers, resulting in no impact on net income, as well as a decrease in net deferrals and amortizations of previously deferred costs under our PGAs.

Results of Operations - Alaska Electric Light and Power Company

Net income for AEL&P was $1 million for both the second quarter of 2026 and 2025. For the first half of 2026 and 2025, net income for AEL&P was $5 million and $4 million, respectively.

Results of Operations - Other Businesses

Our other businesses had net income of $12 million for the three months ended June 30, 2026 compared to a net loss of $10 million for the three months ended June 30, 2025. For the first half of 2026, net income at our other businesses was $13 million compared to a net loss of $12 million for the first half of 2025.

AVISTA CORPORATION

The fluctuation in results is primarily related to recognizing our portion of earnings at our equity method investments, compared to losses in the first quarter of 2025. See “Note 5 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding our equity method investments.

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

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the six months ended June 30, 2026, with the exception of the following:

We have experienced increased regulatory deferrals (such as decoupling surcharges and ERM costs), as well as delayed recovery of deferrals. As such, we are evaluating the need for up to $100 million of additional short-term liquidity by the end of the fourth quarter of 2026.

See the 2025 Form 10-K for further discussion of our liquidity requirements.

As of June 30, 2026, we had $199 million of available liquidity under the Avista Corp. committed line of credit, $59 million of available liquidity under our letter of credit facility, and $25 million under the AEL&P committed line of credit. With our existing credit facilities and the expected issuances of common stock, long-term debt and contemplated short-term loan within the next year, we believe we have adequate liquidity to meet our needs for the next 12 months.

Review of Condensed Consolidated Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $301 million for the six months ended June 30, 2026, compared to $224 million for the six months ended June 30, 2025. Net income increased $33 million; however, the majority of the increase was related to non-cash realized and unrealized gains on investments, compared to losses in the first half of 2025. The change in other current assets increased operating cash flows by $43 million compared to the prior year, and is primarily associated with increases to prepaid insurance proceeds receivable and prepayments in the first half of 2025. The change in accounts receivable also increased operating cash flows by $34 million, and the change in income taxes receivable increased operating cash flows by $26 million, primarily resulting from a refund received in the first half of 2026. These increases were partially offset by a larger portion of our revenues being from decoupling surcharges in the first half of 2026, which will be recovered from customers in future periods.

Investing Activities

Net cash used in investing activities was $334 million for the six months ended June 30, 2026, compared to $248 million for the six months ended June 30, 2025. We paid $326 million for utility capital expenditures in 2026, compared to $246 million in 2025.

Financing Activities

Net cash provided by financing activities was $39 million for the six months ended June 30, 2026, compared to $3 million for the six months ended June 30, 2025. We issued $160 million of long-term debt in the first half of 2026, with no long-term debt issuances in the first half of 2025. In the first half of 2026, we repaid $92 million in short term borrowings, compared to increasing our borrowings $51 million in the first half of 2025. We issued $58 million of common stock and paid $82 million in dividends in the six months

AVISTA CORPORATION

ended June 30, 2026, compared to issuing $35 million of common stock and paying $79 million in dividends in the six months ended June 30, 2025.

Capital Resources

Capital Structure

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026		December 31, 2025
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$9	0.2%	$9	0.1%
Short-term borrowings	226	3.7	388	6.5
Long-term debt to affiliated trusts	52	0.8	52	0.9
Long-term debt and leases	3,073	49.7	2,846	47.4
Total debt	3,360	54.4	3,295	54.9
Total shareholders’ equity	2,821	45.6	2,709	45.1
Total	$6,181	100.0%	$6,004	100.0%

Our shareholders’ equity increased $112 million during the first half of 2026 primarily due to net income and the issuance of common stock, which was partially offset by dividends paid.

See “Note 10 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding long-term debt and “Note 13 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding common stock.

Short Term Borrowings

Avista Corp.

Avista Corp. has a committed line of credit with various financial institutions in the total amount of $500 million with an expiration date of June 2029. We may request that the lenders extend their commitments for an additional one-year period (subject to customary conditions).

We also have a continuing letter of credit agreement in the aggregate amount of $65 million, which was increased from $50 million in June 2026. Either party may terminate the agreement at any time.

The following table summarizes the balances outstanding and available liquidity as of June 30, 2026 (dollars in millions):

	Amount of Facility	Borrowings Outstanding (1)	Letters of Credit Outstanding (2)	Available Liquidity
Line of Credit expiring June 2029	$500	$296	$5	$199
Letter of Credit Facility	65	N/A	6	59
Total	$565	$296	$11	$258

(1)
As of June 30, 2026, there was $296 million outstanding under the committed line of credit; however, $226 million was classified as short-term borrowings and $70 million was classified as long-term on the Condensed Consolidated Balance Sheet due to the Company's intention to refinance such amount on a long-term basis. The amount classified as long-term debt will be refinanced through the issuance and sale of first mortgage bonds in August 2026, pursuant to a bond purchase agreement entered into in May 2026.
(2)
Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenant and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant

AVISTA CORPORATION

which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of June 30, 2026, we complied with this covenant with a ratio of 54.4 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the six months ended June 30 (dollars in millions):

	2026	2025
$500 million line of credit, expiring June 2029
Maximum balance outstanding during the period	$415	$400
Average balance outstanding during the period	$352	$312
Average interest rate during the period	4.79%	5.44%
Average interest rate at end of the period	4.74%	5.42%

AEL&P

AEL&P has a $25 million committed line of credit that expires in June 2028. As of June 30, 2026, there was no balance outstanding under this committed line of credit, and $25 million of available liquidity.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of June 30, 2026, AEL&P complied with this covenant with a ratio of 48.3 percent.

As of June 30, 2026, Avista Corp. and its subsidiaries complied with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

See “Note 9 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding our short-term borrowing arrangements.

Liquidity Expectations

In 2026, we expect to issue $230 million of long-term debt, including the $160 million issued through June 30, 2026. We expect to issue $90 million of common stock in 2026 (including $58 million issued through June 30, 2026).

In addition, we are evaluating the need for up to $100 million of additional short-term liquidity by the end of the fourth quarter of 2026. See further discussion of liquidity requirements in “Overall Liquidity” above.

Capital Expenditures and Other Investments

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure, and expect base Avista Utilities' capital expenditures of the following (dollars in millions):

	2026	2027	2028	2029	2030
Expected base annual capital expenditures	$615	$635	$800	$680	$710

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

Pension Plan

In the six months ended June 30, 2026, we contributed $7 million to the pension plan and we expect contributions to total $10 million in 2026. We expect to contribute a total of $40 million to the pension plan in the period 2027 through 2030, with an annual contribution of $10 million.

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

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the six months ended June 30, 2026 except as follows:

Presidential Executive Action

On March 16, 2026, the President of the U.S. issued an Executive Order entitled “Removing Regulatory Barriers to Affordable Home Construction,” with the stated objective of increasing housing supply and affordability by reducing federal, state and local regulatory requirements that the Administration views as increasing construction costs and slowing development. Among other things, the Executive Order directs various federal agencies to incentivize state and local governments to eliminate mandatory green or energy-efficient building codes, review and potentially eliminate “unduly burdensome or costly” federal energy efficiency requirements, revise permitting rules relating to stormwater, wetlands and water pollution controls, and shorten environmental review timelines for housing projects.

On April 20, 2026, the President of the U.S. issued several Executive Orders invoking authority under the Defense Production Act of 1950 (DPA) to (a) designate oil production and storage, coal and natural gas related power generation activities, electric facilities and supply chains, and large scale energy and energy-related infrastructure as critical resources under the DPA and (b) authorize the Department of Energy to use its authority under the DPA to expand and accelerate domestic capacity in each of these areas.

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

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2025 Form 10-K and have not materially changed during the six months ended June 30, 2026. See the 2025 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the six months ended June 30, 2026. Refer to the 2025 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2025.

AVISTA CORPORATION

Credit Risk

As of June 30, 2026, we had cash deposited as collateral of $13 million and letters of credit of $6 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” in the 2025 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at June 30, 2026 (including both contracts considered derivatives and those considered non-derivatives), we would potentially be required to post the following additional collateral (dollars in millions):

June 30, 2026
Additional collateral taking into account contractual thresholds	$25
Additional collateral without contractual thresholds	36

Energy Commodity Risk

Our energy commodity risks have not materially changed during the six months ended June 30, 2026. See the 2025 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of June 30, 2026 expected to be settled in each respective year (dollars in millions). As of June 30, 2026, there are no energy commodity derivative contracts outstanding with expected settlements after 2028:

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2026	$—	$—	$(13)	$(8)	$5	$2	$(1)	$—
2027	—	—	(11)	(6)	—	—	(4)	—
2028	—	—	(3)	(2)	—	—	(3)	—

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under

AVISTA CORPORATION

the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2026.

There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

AVISTA CORPORATION
(Registrant)

Date:	July 31, 2026	/s/ Kevin J. Christie
Kevin J. Christie
Senior Vice President, Chief Financial Officer, Treasurer and Regulatory Affairs Officer (Principal Financial Officer)