Form 10-Q
period 2026-09-30
AVISTA CORP
filed 2026-11-04
CIK 104918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026 OR

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

As of October 30, 2026, 83,756,488 shares of Registrant’s Common Stock, no par value (the only class of common stock), were outstanding.

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

Energy	-	The amount of electricity produced or consumed over a period of time, measured in KWh or MWh and also refers to natural gas consumed and is measured in dekatherms
ERM	-	The Energy Recovery Mechanism, a mechanism for accounting and rate recovery of certain power supply costs accepted by the utility commission in the state of Washington
FASB	-	Financial Accounting Standards Board
FERC	-	Federal Energy Regulatory Commission
GAAP	-	Generally Accepted Accounting Principles
Heating degree days	-

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

AVISTA CORPORATION

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

AVISTA CORPORATION

Forward-Looking Statements

From time to time, we make forward-looking statements such as statements regarding projected or future:

•
financial performance;
•
cash flows;
•
capital expenditures;
•
dividends;
•
capital structure;
•
other financial items;
•
strategic goals and objectives;
•
business environment; and
•
plans for operations.

These statements are based upon underlying assumptions (many of which are based, in turn, upon further assumptions). Such statements are made both in our reports filed under the Securities Exchange Act of 1934, as amended (including this Quarterly Report on Form 10-Q), and elsewhere. Forward-looking statements are all statements except those of historical fact, including, without limitation, those identified by the use of words that include “will,” “may,” “could,” “should,” “intends,” “plans,” “aspires,” “assumes,” “targets,” “seeks,” “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “predicts,” and similar expressions.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in millions, except per share amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues:
Utility revenues, exclusive of alternative revenue programs	$422	$411	$1,367	$1,435
Alternative revenue programs	(1)	(8)	37	(4)
Total operating revenues	421	403	1,404	1,431
Operating Expenses:
Utility operating expenses:
Resource costs	132	115	465	501
Other operating expenses	121	125	385	377
Depreciation and amortization	75	73	210	216
Taxes other than income taxes	27	27	89	91
Non-utility operating expenses	—	3	1	4
Total operating expenses	355	343	1,150	1,189
Income from operations	66	60	254	242
Interest expense	41	38	120	113
Interest expense to affiliated trusts	—	1	1	2
Capitalized interest	(2)	(1)	(6)	(4)
Other income-net	(6)	(8)	(17)	(16)
Income before income taxes and equity method earnings (losses)	33	30	156	147
Income tax expense	7	2	26	15
Equity method earnings (losses)	23	1	46	(10)
Net income and Comprehensive income	$49	$29	$176	$122
Weighted-average common shares outstanding (thousands), basic	83,754	81,232	83,051	80,721
Weighted-average common shares outstanding (thousands), diluted	83,804	81,278	83,089	80,787

Earnings per common share:
Basic	$0.58	$0.36	$2.11	$1.51
Diluted	$0.57	$0.36	$2.11	$1.51

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Avista Corporation

Dollars in millions

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets:
Current Assets:
Cash and cash equivalents	$32	$19
Accounts receivable-less allowances of $3 and $5, respectively	149	220
Inventory	276	236
Regulatory assets	198	135
Other current assets	73	119
Total current assets	728	729
Net utility property	6,668	6,319
Goodwill	52	52
Non-current regulatory assets	856	871
Other property and investments-net and other non-current assets	393	388
Total assets	$8,697	$8,359
Liabilities and Equity:
Current Liabilities:
Accounts payable	$129	$163
Short-term borrowings	331	388
Regulatory liabilities	80	126
Other current liabilities	221	201
Total current liabilities	761	878
Long-term debt	2,982	2,754
Long-term debt to affiliated trusts	52	52
Pensions and other postretirement benefits	63	65
Deferred income taxes	829	778
Non-current regulatory liabilities	838	818
Other non-current liabilities and deferred credits	342	305
Total liabilities	5,867	5,650
Commitments and Contingencies (See Notes to Condensed Consolidated Financial Statements)
Equity:
Shareholders’ Equity:
Common stock, no par value; 200,000 shares authorized; 83,756 and 82,193 shares issued and outstanding, respectively (shares in thousands)	1,874	1,805
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	957	905
Total shareholders’ equity	2,830	2,709
Total liabilities and equity	$8,697	$8,359

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Avista Corporation

For the Nine Months Ended September 30

Dollars in millions

(Unaudited)

	2026	2025
Operating Activities:
Net income	$176	$122
Non-cash items included in net income:
Depreciation and amortization	210	216
Provision for (benefit from) deferred income taxes	27	(2)
Power and natural gas cost deferrals, net	(32)	(41)
Amortization of debt expense	2	2
Stock-based compensation expense	12	8
Equity-related AFUDC	(11)	(8)
Pension and other postretirement benefit expense	10	11
Other regulatory assets and liabilities	15	32
Other deferred debits and credits	45	49
Change in decoupling regulatory deferral	(40)	3
Realized and unrealized losses on assets and investments	7	2
Equity method (earnings) losses	(46)	10
Other	5	1
Distributions from equity method investments	27	—
Contributions to defined benefit pension plan	(10)	(10)
Cash received for settlement of interest rate swap agreements	—	1
Changes in certain current assets and liabilities:
Accounts and notes receivable	64	42
Inventory	(40)	(36)
Collateral for derivative instruments	(9)	18
Income taxes receivable	28	(5)
Other current assets	16	(16)
Accounts payable	(35)	(18)
Other current liabilities	14	13
Net cash provided by operating activities	435	394

Investing Activities:
Utility property capital expenditures (excluding equity-related AFUDC)	(511)	(379)
Repayments from notes receivable	—	6
Issuance of notes receivable	(4)	—
Investments made in equity investments and property	(15)	(3)
Other	5	3
Net cash used in investing activities	(525)	(373)

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Avista Corporation

For the Nine Months Ended September 30

Dollars in millions

(Unaudited)

	2026	2025
Financing Activities:
Net decrease in short-term borrowings	$(56)	$(67)
Proceeds from issuance of long-term debt	230	140
Maturity of long-term debt and finance leases	(2)	(3)
Issuance of common stock, net of issuance costs	58	45
Cash dividends paid	(124)	(119)
Other	(3)	(3)
Net cash provided by (used in) financing activities	103	(7)

Net increase in cash and cash equivalents	13	14

Cash and cash equivalents at beginning of period	19	30

Cash and cash equivalents at end of period	$32	$44

The Accompanying Notes are an Integral Part of These Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Avista Corporation

For the Three and Nine Months Ended September 30

Dollars in millions, except per share amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common Stock, Shares (in thousands):
Shares outstanding at beginning of period	83,752	81,109	82,193	80,039
Shares issued	4	261	1,563	1,331
Shares outstanding at end of period	83,756	81,370	83,756	81,370
Common Stock, Amount:
Balance at beginning of period	$1,871	$1,760	$1,805	$1,720
Equity compensation expense	3	1	12	8
Issuance of common stock, net of issuance costs	—	10	58	45
Payment of minimum tax withholdings for share-based payment awards	—	—	(1)	(2)
Balance at end of period	1,874	1,771	1,874	1,771
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1)	—	(1)	—
Other comprehensive loss	—	—	—	—
Balance at end of period	(1)	—	(1)	—
Retained Earnings:
Balance at beginning of period	951	885	905	871
Net income	49	29	176	122
Dividends on common stock	(43)	(40)	(124)	(119)
Balance at end of period	957	874	957	874
Total equity	$2,830	$2,645	$2,830	$2,645
Dividends declared per common share	$0.493	$0.490	$1.478	$1.470

The Accompanying Notes are an Integral Part of These Statements.

AVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements of Avista Corp. as of and for the interim periods ended September 30, 2026 and September 30, 2025 are unaudited; however, in the opinion of management, the statements reflect all adjustments necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Statements of Income and Comprehensive Income for the interim periods are not necessarily indicative of the results expected for the full year. These condensed consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K).

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

Change in Accounting Estimate

In the third quarter of 2026, the Company completed a time study which supports the capitalization of certain employee compensation to Utility Property, which was previously included in other operating expenses. The Company allocated $5 million of certain employee compensation to Utility Property in the third quarter of 2026, resulting in a net income impact of $4 million (considering the impact of income taxes), which represents an increase of $0.05 earnings per diluted share. This change is treated as a change in accounting estimate and has been applied prospectively.

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

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

Inventories of materials and supplies, emission allowances, stored natural gas, and fuel stock are recorded at average cost and consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30,	December 31,
	2026	2025
Materials and supplies	$89	$87
Emission allowances	171	136
Stored natural gas	10	8
Fuel stock	6	5
Total	$276	$236

Other Current Assets

Other current assets consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30,	December 31,
	2026	2025
Prepayments	$47	$56
Income taxes receivable	10	39
Derivative assets net of collateral	4	8
Other	12	16
Total	$73	$119

AVISTA CORPORATION

Net Utility Property

Net utility property, which is recorded at original cost, net of accumulated depreciation, consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30,	December 31,
	2026	2025
Utility plant in service	$8,669	$8,591
Construction work in progress	426	303
Total	9,095	8,894
Less: Accumulated depreciation and amortization	2,427	2,575
Total	$6,668	$6,319

Other Property and Investments-Net and Other Non-Current Assets

Other property and investments-net and other non-current assets consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30,	December 31,
	2026	2025
Equity investments	$176	$148
Operating lease ROU assets	63	64
Finance lease ROU assets	26	29
Non-utility property	10	12
Notes receivable	10	12
Long-term prepaid license fees	12	18
Pension asset	67	61
Investment in affiliated trust	12	12
Deferred compensation assets	9	9
Other	8	23
Total	$393	$388

Other Current Liabilities

Other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026	December 31, 2025
Accrued taxes other than income taxes	$30	$33
Derivative liabilities	21	18
Employee paid time off accruals	40	34
Accrued interest	47	27
Pensions and other postretirement benefits	17	16
Customer deposits	21	19
Other	45	54
Total	$221	$201

AVISTA CORPORATION

Other Non-Current Liabilities and Deferred Credits

Other non-current liabilities and deferred credits consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026	December 31, 2025
Operating lease liabilities	$62	$60
Finance lease liabilities	29	32
Deferred investment tax credits	27	27
Climate Commitment Act obligations	164	131
Asset retirement obligations	17	16
Derivative liabilities	9	10
Other	34	29
Total	$342	$305

Regulatory Assets and Liabilities

Regulatory assets and liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026		December 31, 2025
	Current	Non-Current	Current	Non-Current
Regulatory Assets
Energy commodity derivatives	$33	$13	$18	$12
Deferred Climate Commitment Act costs	3	—	24	—
Deferred power costs	55	53	17	71
Decoupling surcharge	54	35	27	21
Unamortized debt repurchase costs	—	4	—	5
Income tax related assets	—	255	—	246
Pension and other postretirement benefit plans	1	71	1	72
Interest rate swaps	—	160	—	165
AFUDC above FERC allowed rate	—	53	—	51
Settlement with Coeur d'Alene Tribe	—	34	—	34
Advanced meter infrastructure	3	18	3	20
Utility plant abandoned	2	11	2	31
Demand side management programs	—	51	—	57
Colstrip	2	31	2	31
Wildfire resiliency	17	26	9	17
Insurance deferrals	8	6	8	8
Other regulatory assets	20	35	24	30
Total regulatory assets	$198	$856	$135	$871
Regulatory Liabilities
Other income tax related liabilities	$6	$47	$7	$51
Excess deferred income taxes	13	257	13	266
Deferred Climate Commitment Act revenues	7	—	34	—
Deferred power costs	1	5	7	—
Deferred natural gas costs	23	—	33	—
Decoupling rebate	5	1	1	3
Utility plant retirement costs	—	495	—	468
Interest rate swaps	—	22	—	23
Provision for rate refund	7	—	13	—
Other regulatory liabilities	18	11	18	7
Total regulatory liabilities	$80	$838	$126	$818

AVISTA CORPORATION

NOTE 4. REVENUE

Disaggregation of Total Operating Revenue

The following table disaggregates total operating revenue by segment and source for the three and nine months ended September 30 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Avista Utilities
Revenue from contracts with customers	$355	$344	$1,153	$1,200
Derivative revenues	40	53	115	166
Alternative revenue programs	(1)	(8)	37	(4)
Deferrals and amortizations for rate refunds to customers	2	—	(2)	(2)
Other utility revenues	14	5	63	38
Total Avista Utilities	410	394	1,366	1,398
AEL&P
Revenue from contracts with customers	11	9	38	33
Total operating revenues	$421	$403	$1,404	$1,431

Utility Revenue from Contracts with Customers by Type and Service

The following table disaggregates revenue from contracts with customers associated with the Company's electric operations for the three and nine months ended September 30 (dollars in millions):

	2026			2025
	Avista Utilities	AEL&P	Total Utility	Avista Utilities	AEL&P	Total Utility
Three months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$135	$5	$140	$133	$3	$136
Commercial	110	6	116	106	6	112
Industrial	34	—	34	38	—	38
Public street and highway lighting	3	—	3	2	—	2
Total retail revenue	282	11	293	279	9	288
Transmission	9	—	9	7	—	7
Other revenue from contracts with customers	8	—	8	7	—	7
Total electric revenue from contracts with customers	$299	$11	$310	$293	$9	$302
Nine months ended September 30:
ELECTRIC OPERATIONS
Revenue from contracts with customers
Residential	$410	$18	$428	$409	$15	$424
Commercial	311	20	331	303	18	321
Industrial	101	—	101	108	—	108
Public street and highway lighting	8	—	8	7	—	7
Total retail revenue	830	38	868	827	33	860
Transmission	26	—	26	23	—	23
Other revenue from contracts with customers	14	—	14	21	—	21
Total electric revenue from contracts with customers	$870	$38	$908	$871	$33	$904

AVISTA CORPORATION

The following table disaggregates revenue from contracts with customers associated with the Company's natural gas operations for the three and nine months ended September 30 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Avista Utilities	Avista Utilities	Avista Utilities	Avista Utilities
NATURAL GAS OPERATIONS
Revenue from contracts with customers
Residential	$31	$29	$177	$203
Commercial	17	14	82	101
Industrial and interruptible	2	2	9	9
Total retail revenue	50	45	268	313
Transportation	3	3	7	9
Other revenue from contracts with customers	3	3	8	7
Total natural gas revenue from contracts with customers	$56	$51	$283	$329

Unsatisfied Performance Obligations

The Company has certain capacity arrangements under which the Company has a contractual obligation to provide either electric or natural gas capacity to a customer for a fixed fee. As of September 30, 2026, the Company estimates it had unsatisfied capacity performance obligations of $16 million related to these arrangements, which will be recognized as revenue in future periods as the capacity is provided to the customers. Most of these arrangements are paid for in arrears by the customers and do not result in deferred revenue and only result in receivables from the customers. The Company has one capacity agreement under which the customer makes payments throughout the year, which resulted in deferred revenue of $2 million as of September 30, 2026. Except for the deferred revenue, these unsatisfied performance obligations are not reflected on the Condensed Consolidated Balance Sheet, as the Company has not received payment for these services.

NOTE 5. EQUITY METHOD INVESTMENTS

The Company holds a 4.71% interest in Energy Impact Partners I (EIP I), an investment fund, and records activity on a quarter lag using the equity method. In June 2026, ERock, Inc., one of the companies included in the underlying holdings of EIP I, conducted an initial public offering (IPO) and is now publicly traded on the New York Stock Exchange.

In the three months ended September 30, 2026, the Company recorded equity in earnings of $24 million for its holdings of EIP I, primarily associated with a fair market increase of ERock, Inc. through its IPO. Based on its ownership percentage of ERock, Inc., the Company estimates its portion of the fair value decrease from June 30, 2026 to September 30, 2026 to be recognized in the fourth quarter of 2026 to be $7 million. Subsequent to September 30, 2026, the underlying investment's stock price has decreased. While actual results for the first quarter of 2027 will reflect the fair market value of ERock, Inc. on December 31, 2026, the Company estimates a loss of $3 million based on their fair market value on November 3, 2026. This activity will be recognized along with any other activity reported by EIP I.

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

The following table presents the underlying energy commodity derivative volumes as of September 30, 2026 expected to be settled in each respective year (in thousands of MWhs and mmBTUs):

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs	Physical (1) MWh	Financial (1) MWh	Physical (1) mmBTUs	Financial (1) mmBTUs
Remainder 2026	6	—	12,492	12,805	123	112	531	—
2027	—	—	21,640	27,075	—	159	1,393	78
2028	—	—	9,218	14,828	—	—	1,013	—
2029	—	—	1,350	7,370	—	—	—	—

As of September 30, 2026, there are no energy commodity derivative contracts outstanding with expected settlements after 2029.

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

AVISTA CORPORATION

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

The following table summarizes the foreign currency exchange derivatives outstanding as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30,	December 31,
	2026	2025
Number of contracts	24	26
Notional amount (in United States dollars)	$4	$6
Notional amount (in Canadian dollars)	5	4

Summary of Outstanding Derivative Instruments

The amounts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025 reflect the offsetting of derivative assets and liabilities where a legal right of offset exists.

The following table presents the fair values and locations of energy commodity derivative instruments recorded on the Condensed Consolidated Balance Sheet as of September 30, 2026 (dollars in millions):

	Fair Value
Derivative and Balance Sheet Location	Gross Asset	Gross Liability	Collateral Netted	Net Asset (Liability) on Balance Sheet
Other current assets	$4	$—	$—	$4
Other current liabilities	3	(40)	16	(21)
Other non-current liabilities and deferred credits	3	(16)	4	(9)
Total derivative instruments recorded on the balance sheet	$10	$(56)	$20	$(26)

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

Exposure to Demands for Collateral

Avista Corp.'s derivative contracts often require collateral (in the form of cash or letters of credit) or other credit enhancements, or reductions or terminations of a portion of the contract through cash settlement. The following table presents collateral outstanding related to its energy commodity derivative instruments as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30,	December 31,
	2026	2025
Cash collateral posted	$21	$12
Letters of credit outstanding	$7	$14

In the event of changes in market prices or a downgrade in Avista Corp.'s credit ratings (including maintaining an "investment grade" credit rating) or other established credit criteria, or, in some cases, if the counterparty has reasonable grounds to believe that there has been a material change in Avista Corp.'s creditworthiness, additional collateral may be required. Counterparties could request immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions.

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

The following table presents the aggregate fair value of energy commodity derivative instruments with credit-risk-related contingent features in a liability position, and the amount of additional collateral (in cash or letters of credit) Avista Corp. could be required to post as of September 30, 2026 (dollars in millions):

September 30,
2026
Liabilities with credit-risk-related contingent features	$25
Additional collateral to post	25

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

Avista Utilities

The Company contributed $10 million in cash to the pension plan during the nine months ended September 30, 2026, and does not expect further contributions in 2026.

AVISTA CORPORATION

The Company uses a December 31 measurement date for its defined benefit pension and other postretirement benefit plans. The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30 (dollars in millions):

	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
Three months ended September 30:
Service cost	$4	$4	$1	$1
Interest cost	9	8	1	2
Expected return on plan assets	(11)	(11)	(1)	(1)
Net loss recognition	—	1	—	—
Net periodic benefit cost	$2	$2	$1	$2
Nine months ended September 30:
Service cost	$12	$12	$2	$2
Interest cost	27	26	5	5
Expected return on plan assets	(33)	(33)	(3)	(3)
Net loss recognition	—	2	—	—
Net periodic benefit cost	$6	$7	$4	$4

Total service costs in the table above are recorded to the same accounts as labor expense. Labor and benefits expense is recorded to various projects based on whether the work is a capital project or an operating expense. Approximately 50 percent of all labor and benefits is capitalized to utility property and 50 percent is expensed to utility other operating expenses.

The non-service portion of costs in the table above are recorded to other expense below income from operations in the Condensed Consolidated Statements of Income and Comprehensive Income or capitalized as a regulatory asset. Approximately 50 percent of the costs are capitalized to regulatory assets and 50 percent is expensed to the income statement.

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

AVISTA CORPORATION

The following table reconciles the difference between the Company's effective tax rate and the federal statutory rate on income from continuing operations, including equity method earnings (losses), for the three and nine months ended September 30 (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
Income from continuing operations before income tax expense	$56	N/A	$31	N/A	$202	N/A	$137	N/A
U.S. federal statutory tax rate	11	21.0%	7	21.0%	42	21.0%	29	21.0%
State income taxes, net of federal income tax effect	—	—	—	—	1	0.5	1	0.7
Other adjustments:
Flow through related to deduction of meters and mixed service costs (1)	(1)	(2.2)	(1)	(1.5)	(5)	(2.5)	(5)	(3.5)
Excess deferred tax amortization	(3)	(6.3)	(2)	(6.5)	(8)	(4.0)	(7)	(5.1)
Other	—	—	(2)	(6.5)	(4)	(2.1)	(3)	(2.2)
Total other adjustments	(4)	(8.5)	(5)	(14.5)	(17)	(8.6)	(15)	(10.8)
Effective tax rate	$7	12.5%	$2	6.5%	$26	12.9%	$15	10.9%
(1)
The Company's general rate cases included approval of base rate increases, offset by tax customer credits. As the tax customer credits are returned to customers, this results in a decrease to income tax expense as a result of flowing through the benefits related to meters and mixed service costs.

In 2026, the Company purchased $13 million of 2025 transferable tax credits from another taxable entity for $12 million. Of the tax credits purchased in 2026, $10 million were utilized in the Company's 2025 federal tax return, filed in September 2026, with the remaining credits carried forward for future utilization. There were no other federal taxes paid in the first three quarters of 2026. In 2026, the Company received income tax refunds of $42 million.

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

Balances outstanding and interest rates on borrowings (excluding letters of credit) under Avista Corp.’s revolving committed line of credit were as follows as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30,	December 31,
	2026	2025
Borrowings outstanding at end of period	$327	$385
Letters of credit outstanding at end of period	5	5
Average interest rate on borrowings at end of period	4.96%	4.84%

Letter of Credit Facility

Avista Corp. has a letter of credit agreement in the aggregate amount of $65 million, which was increased from $50 million in June 2026. Either party may terminate the agreement at any time.

AVISTA CORPORATION

Avista Corp. had $8 million and $14 million in letters of credit outstanding under this agreement as of September 30, 2026 and December 31, 2025, respectively. Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, Avista Corp. would have an immediate obligation to reimburse the bank that issued the letter of credit.

Covenants and Default Provisions

The short-term borrowing agreements contain customary covenants and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant which does not permit the ratio of “consolidated total debt” to “consolidated total capitalization” of Avista Corp. to be greater than 65 percent at any time. As of September 30, 2026, the Company complied with this covenant.

AEL&P

AEL&P has a committed line of credit in the amount of $25 million that expires in June 2028. The committed line of credit is secured by non-transferable first mortgage bonds of AEL&P issued to the agent bank that would only become due and payable in the event, and then only to the extent, that AEL&P defaults on its obligations under the committed line of credit.

Balances outstanding and interest rates on borrowings under AEL&P’s revolving committed line of credit were as follows as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30,	December 31,
	2026	2025
Borrowings outstanding at end of period	$4	$3
Average interest rate on borrowings at end of period	5.72%	5.33%

The committed line of credit agreement contains customary covenants and default provisions, including a cross default from other indebtedness (as defined). The credit agreement has a covenant which does not permit the ratio of "consolidated total debt at AEL&P" to "consolidated total capitalization at AEL&P," including the impact of the Snettisham bonds to be greater than 67.5 percent at any time. As of September 30, 2026, AEL&P complied with this covenant.

AVISTA CORPORATION

NOTE 10. LONG-TERM DEBT

Avista Corp.

In May 2026, the Company issued and sold $90.0 million of 4.77 percent first mortgage bonds due in 2029 and $70.0 million of 6.10 percent first mortgage bonds due in 2056 pursuant to a bond purchase agreement with institutional investors in the private placement market. In August 2026, the Company issued and sold an additional $70.0 million of 6.10 percent first mortgage bonds due in 2056 under this bond purchase agreement.

The net proceeds from the sale of the new bonds were used to refinance existing indebtedness and pay for utility capital expenditures.

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

The distribution rates were as follows during the nine months ended September 30, 2026 and the year ended December 31, 2025:

	September 30,	December 31,
	2026	2025
Low distribution rate	4.80%	4.93%
High distribution rate	4.93%	5.64%
Distribution rate at the end of the period	4.90%	4.93%

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

The following table sets forth the carrying value and estimated fair value of the Company’s financial instruments not reported at estimated fair value on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt (Level 2)	$1,100	$872	$1,100	$953
Long-term debt (Level 3)	1,834	1,373	1,674	1,326
Snettisham finance lease obligation (Level 3)	33	29	36	33
Long-term debt to affiliated trusts (Level 3)	52	47	52	46

These estimates of fair value of long-term debt and long-term debt to affiliated trusts were primarily based on available market information, which generally consists of estimated market prices from third party brokers for debt with similar risk and terms. The price ranges obtained from the third party brokers consisted of market prices of 53.80 percent to 100.33 percent of the principal amount, where 100.0 percent of the principal amount (adjusted for unamortized discount or premium) represents the carrying value recorded on the Condensed Consolidated Balance Sheets. Level 2 long-term debt represents publicly issued bonds with quoted market prices; however, due to their limited trading activity, they are classified as Level 2 because brokers must generate quotes and make estimates if there is no trading activity near a period end. Level 3 long-term debt consists of private placement bonds and debt to affiliated trusts, which typically have no secondary trading activity. Fair values in Level 3 are estimated based on market prices from third party brokers using secondary market quotes for debt with similar risk and terms to generate quotes for Avista Corp. bonds. Due to the unique nature of the Snettisham finance lease obligation, the estimated fair value of these items was determined based on a discounted cash flow model using available market information. The Snettisham finance lease obligation fair value is determined using the Morgan Markets A Ex-Fin discount rate as published on September 30, 2026 and December 31, 2025.

AVISTA CORPORATION

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 at fair value on a recurring basis (dollars in millions):

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
September 30, 2026
Assets:
Energy commodity derivatives	$—	$10	$—	$(6)	$4
Equity Investments	—	—	46	—	46
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$10	$46	$(6)	$59
Liabilities:
Energy commodity derivatives (2)	$—	$49	$7	$(26)	$30
Total	$—	$49	$7	$(26)	$30
December 31, 2025
Assets:
Energy commodity derivatives	$—	$17	$—	$(9)	$8
Equity Investments	—	—	49	—	49
Deferred compensation assets
Mutual Funds:
Fixed income securities (3)	2	—	—	—	2
Equity securities (3)	7	—	—	—	7
Total	$9	$17	$49	$(9)	$66
Liabilities:
Energy commodity derivatives (2)	$—	$37	$10	$(19)	$28
Total	$—	$37	$10	$(19)	$28
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

The following table presents the quantitative information which was used to estimate the fair values of the Level 3 assets and liabilities above as of September 30, 2026 (dollars in millions, except for per mmBTU amounts):

	Fair Value (Net) at	Valuation	Unobservable	Range and Weighted
	September 30, 2026	Technique	Input	Average Price
Natural gas exchange agreement	$(7)	Internally derived weighted average cost of gas	Forward purchase prices	$1.31 - $2.90/mmBTU $2.21 Weighted Average
			Forward sales prices	$1.82 - $6.56/mmBTU $4.42 Weighted Average
			Purchase volumes	270,000 - 310,000 mmBTUs
			Sales volumes	75,000 - 310,000 mmBTUs

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

AVISTA CORPORATION

The following table presents the quantitative information and assumptions which were used to estimate the fair values of the Level 3 equity investments as of September 30, 2026 (dollars in millions):

	Fair Value at
	September 30, 2026	Valuation Technique	Unobservable Input	Range
Equity investments	$46	Market approach	Comparable enterprise values	$45-$560 $282 Average
			Time to liquidity event	1.25 years
		Discounted cash flows	Revenue market multiples	2.93x to 6.36x Revenue 4.60x Average
			Market multiple exit reduction	50%
			Discount rate	20%
			Annual revenues	$12 - 104
			Terminal date	2031

The following table presents activity for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (dollars in millions):

	Natural Gas Exchange Agreement	Equity Investments	Total
Three Months Ended September 30, 2026:
Beginning balance	$(8)	$46	$38
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	1	—	1
Ending balance as of September 30, 2026	$(7)	$46	$39
Three Months Ended September 30, 2025:
Beginning balance	$(15)	$49	$34
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	1	—	1
Ending balance as of September 30, 2025	$(14)	$49	$35
Nine Months Ended September 30, 2026:
Beginning balance	$(10)	$49	$39
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	3	—	3
Recognized in net income	—	(3)	(3)
Ending balance as of September 30, 2026	$(7)	$46	$39
Nine Months Ended September 30, 2025:
Beginning balance	$(3)	$53	$50
Total gains or (losses) (realized/unrealized):
Included in regulatory assets/liabilities	(10)	—	(10)
Recognized in net income	—	(4)	(4)
Settlements	(1)	—	(1)
Ending balance as of September 30, 2025	$(14)	$49	$35

There were no transfers into or out of Level 3 fair value measurements during the period.

NOTE 13. COMMON STOCK

The Company issued shares of common stock for total net proceeds of $0 million and $58 million during the three and nine months ended September 30, 2026. Most of these shares were issued in at-the-market transactions pursuant to the Company's sales agency agreements under which the Company may offer and sell new shares of common stock through its sales agents from time to time. Under these sales agency agreements, the Company issued 1.4 million shares during the nine months ended September 30, 2026. No shares were issued under these agreements in the three months ended September 30, 2026.

AVISTA CORPORATION

NOTE 14. EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per common share for the three and nine months ended September 30 (dollars in millions, except per share amounts, and shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$49	$29	$176	$122
Denominator:
Weighted-average number of common shares outstanding-basic	83,754	81,232	83,051	80,721
Effect of dilutive securities:
Performance and restricted stock awards	50	46	38	66
Weighted-average number of common shares outstanding-diluted	83,804	81,278	83,089	80,787
Earnings per common share:
Basic	$0.58	$0.36	$2.11	$1.51
Diluted	$0.57	$0.36	$2.11	$1.51

There were no shares excluded from the calculation because they were antidilutive.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In the course of its business, the Company becomes involved in various claims, controversies, disputes and other contingent matters, including the items described in this Note. Some of these claims, controversies, disputes and other contingent matters involve litigation or other contested proceedings. For all such matters, the Company will vigorously protect and defend its interests and pursue its rights. However, no assurance can be given as to the outcome of any matter because litigation and other contested proceedings are subject to numerous uncertainties. For matters affecting regulated operations, the Company intends to seek, to the extent appropriate, recovery of costs through the ratemaking process.

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

Orofino Fire

In August 2023, a fire started in windy conditions near Orofino, Idaho, burning 53 acres and seven primary residences, as well as several outbuildings. The Idaho Department of Lands investigated and has issued a report in which it concluded the fire was caused by an electrical fault igniting three separate spots which then spread uphill. The Company has a distribution line in the area near the ignition point. The Company has to date found no evidence suggesting negligence on its part. Three minor claims for damage to personal property were received in connection with the fire, which were resolved. The Company has received one additional claim in connection with the fire for suppression costs from the Idaho Department of Lands seeking $0.2 million. During the third quarter of 2026, the statute of limitations related to this matter expired.

Rathdrum, Idaho Natural Gas Incident

In October 2021, there was an incident in Rathdrum, Idaho involving the Company’s natural gas infrastructure. The incident occurred after a third party damaged those facilities during excavation work. The incident resulted in a fire which destroyed one residence and resulted in minor injuries to the occupants. In January 2023, the Company was served with a lawsuit filed in the District Court of Kootenai County, Idaho by one property owner, seeking unspecified damages. In February 2024, the Company received a second

AVISTA CORPORATION

lawsuit filed by the owners of the adjacent property, seeking damages for personal injury and emotional distress from having witnessed the incident. On motions for summary judgment, the Court dismissed the party that had originally contracted for the excavation work, as well as claims brought on behalf of the children of the property owners whose home was damaged. In July 2026, the Company entered into a settlement agreement with the remaining parties in the case for $1.3 million, which was paid in August 2026.

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

Port of Morrow Class Action Lawsuit

In February 2024, a proposed class action was filed in the U.S. District Court for the District of Oregon, Pendleton Division against the Port of Morrow and other defendants. The plaintiffs allege they have suffered adverse effects from the defendants' discharge of nitrogen-laden wastewater. Subsequently, Portland General Electric (PGE) was added as a defendant. The Company is the owner of Unit 2 of the Coyote Springs Natural Gas Plant and has contracted with PGE, the owner of Unit 1, to operate its plant. The Plants are customers of the Port of Morrow, which provides water for non-contact cooling as part of the Plants' operations. The Company and PGE dispute that the use of water from the Port of Morrow for non-contact cooling, which does not add nitrates to the water, contributes to the alleged groundwater contamination at issue in the case. Under the operating agreement between the Company and PGE, the Company would be responsible for its share of associated costs and liability relating to the Plant.

Plaintiffs are primarily seeking injunctive relief, medical monitoring, and unspecified monetary damages. The trial date is currently scheduled for September 2027, however, in September 2026, the plaintiffs filed a "Notice of Global Mediation Session" for November 2026. The Company is unable to predict the likelihood of an adverse outcome or estimate a range of potential loss in the event of such outcome.

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

AVISTA CORPORATION

consultation with other members of management, as appropriate, and are subject to the general oversight and strategic direction of the Board of Directors.

The following table presents information for each of the Company’s business segments (dollars in millions):

	Reportable Segments
	Avista Utilities	Alaska Electric Light and Power Company	Total Utility	Other Non-Reportable Segment Items	Eliminations (1)	Total
For the three months ended September 30, 2026:
Operating revenues	$410	$11	$421	$—	$—	$421
Resource costs	130	2	132	—	—	132
Other operating expenses	116	5	121	—	—	121
Depreciation and amortization	72	3	75	—	—	75
Interest income	4	—	4	1	—	5
Interest expense (2)	39	1	40	1	—	41
Other segment expenses (3)	22	—	22	2	—	24
Income tax expense	2	—	2	5	—	7
Equity method earnings	—	—	—	23	—	23
Net income	33	—	33	16	—	49
Capital expenditures (4)	182	3	185	—	—	185
For the three months ended September 30, 2025:
Operating revenues	$394	$9	$403	$—	$—	$403
Resource costs	115	—	115	—	—	115
Other operating expenses	120	5	125	3	—	128
Depreciation and amortization	70	3	73	—	—	73
Interest income	4	—	4	1	(1)	4
Interest expense (2)	38	2	40	—	(1)	39
Other segment expenses (3)	22	—	22	—	—	22
Income tax expense (benefit)	3	(1)	2	—	—	2
Equity method earnings	—	—	—	1	—	1
Net income (loss)	30	—	30	(1)	—	29
Capital expenditures (4)	127	6	133	—	—	133
For the nine months ended September 30, 2026:
Operating revenues	$1,366	$38	$1,404	$—	$—	$1,404
Resource costs	461	4	465	—	—	465
Other operating expenses	371	14	385	1	—	386
Depreciation and amortization	201	9	210	—	—	210
Interest income	11	—	11	1	(1)	11
Interest expense (2)	116	4	120	2	(1)	121
Other segment expenses (3)	70	—	70	7	—	77
Income tax expense	16	2	18	8	—	26
Equity method earnings	—	—	—	46	—	46
Net income	142	5	147	29	—	176
Capital expenditures (4)	496	15	511	—	—	511
For the nine months ended September 30, 2025:
Operating revenues	$1,398	$33	$1,431	$—	$—	$1,431
Resource costs	500	1	501	—	—	501
Other operating expenses	364	13	377	4	—	381
Depreciation and amortization	207	9	216	—	—	216
Interest income	10	—	10	1	(2)	9
Interest expense (2)	110	5	115	2	(2)	115
Other segment expenses (3)	79	—	79	1	—	80
Income tax expense (benefit)	17	1	18	(3)	—	15
Equity method losses	—	—	—	(10)	—	(10)
Net income (loss)	131	4	135	(13)	—	122
Capital expenditures (4)	363	16	379	—	—	379
Total Assets:
As of September 30, 2026:	$8,210	$293	$8,503	$220	$(26)	$8,697
As of December 31, 2025:	$7,917	$289	$8,206	$177	$(24)	$8,359
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Avista Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Avista Corporation and subsidiaries (the "Company") as of September 30, 2026, the related condensed consolidated statements of income and comprehensive income and equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 3, 2026

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

Business Segments

Our business segments have not changed during the nine months ended September 30, 2026. See the 2025 Form 10-K as well as “Note 16 of the Notes to Condensed Consolidated Financial Statements” for further information regarding our business segments.

The following table presents net income (loss) for each of our business segments and the other businesses for the three and nine months ended September 30 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Avista Utilities	$33	$30	$142	$131
AEL&P	—	—	5	4
Other non-reportable segment income (loss)	16	(1)	29	(13)
Net income	$49	$29	$176	$122

Executive Overview

Overall Results

Net income for the three and nine months ended September 30, 2026 increased compared to the three and nine months ended September 30, 2025, primarily due to net investment gains at our other businesses. For the three months ended September 30, 2026, equity method earnings were $23 million, compared to $1 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, equity method earnings were $46 million, compared to losses of $10 million for the nine months ended September 30, 2025. See “Note 5 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding the gains recorded in 2026, as well as expected loss during the remainder of 2026.

The effects of our general rate cases at Avista Utilities also increased net income in 2026.

When comparing results from the three quarters of 2026 to the same period of 2025, the transfer of our ownership of Colstrip (effective January 1, 2026) has resulted in fluctuations in multiple line items on the income statement, which ultimately net to an immaterial impact on net income. The removal of Colstrip from our generation portfolio resulted in an increase in authorized power supply cost and increases in both electric utility revenues and electric resource costs (resulting in no impact on net income). In addition, other operating costs and depreciation expense have decreased, with a corresponding decrease in electric utility revenues associated with recovery of these costs.

More detailed explanations of the fluctuations in revenues and expenses are provided in the results of operations and business segment discussions (Avista Utilities, AEL&P, and the other businesses) that follow this summary.

AVISTA CORPORATION

See the summary of key developments and issues that are the focus of management under the heading “Executive Overview” in the MD&A of our 2025 10-K. The following developments have occurred since that report:

2026 Wildfire Events

Spokane Complex Fires

On August 1, 2026, multiple fires started in the Spokane, Washington area, within our service territory, forming the Spokane Complex Fires. We are confident that our facilities were not involved in starting these fires.

Electric and natural gas operating costs associated with the fires were less than $3 million and we will not seek incremental recovery for those items. The fires caused damage to Company infrastructure, and costs associated with rebuilding this infrastructure are expected to be included in our future capital expenditure plans. Costs associated with vegetation management from the aftermath of the wildfires will flow through the wildfire expense balancing deferral and recovery mechanism.

Other 2026 Wildfire Events

A number of other wildfires have occurred within our service territory in 2026, impacting our operations. In June 2026, two fires ignited near our facilities. One fire damaged a small storage facility near Kellogg, Idaho. No structures were impacted by the other fire, near Coulee City, Washington. In the case of the fire near Kellogg, Idaho, the Idaho Department of Lands issued an investigative report asserting the fire originated with the Company’s facilities. The Company believes that it was substantially in compliance with its approved Wildfire Mitigation Plan, triggering protection under the Idaho Standard of Care Act. We believe any potential losses related to these events, individually and in the aggregate, would not be material.

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

In September 2026, we paused the processing of large data center applications. The pause applies to projects that require significant new transmission or generation infrastructure. The pause is expected to last at least 12 months while statutory guidelines are debated and established. Within our service territory, certain local government agencies have instituted moratoriums or pauses restricting data centers. During this time, we will be a participant with others in community, local government and state-level discussions to help shape the policies and the regulatory framework that may guide future development for large data centers.

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

We requested an ROR beginning in 2027 of 7.5 percent, with a 48.5 common equity ratio and a 10.2 percent ROE. We requested an increase to the ROR in 2029 to 7.67 percent, with a 48.5 common equity ratio and 10.5 percent ROE.

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

AVISTA CORPORATION

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

The MYRP is continuing through the normal regulatory process, which has involved several rounds of testimony and an evidentiary hearing, followed by post-hearing briefs filed by the Company, the staff of the WUTC and various intervenors. While the Company continues to support the MYRP as proposed, there is significant disagreement among the other parties. The WUTC has up to eleven months to review general rate case filings and issue a decision, which we expect to be issued in December 2026.

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

Future Oregon General Rate Cases

In July 2025, the Governor of Oregon signed House Bill 3179 into law which modifies certain provisions of law that relate to general rate case filings and cost recovery. The law, among other things, extends the length of time for the OPUC to suspend rates from a proposed effective date from nine to ten months, does not allow residential rate increases of any kind between November 1 and March 31, does not allow new rates to take effect from a proceeding where the return on equity is at issue within eighteen months of the prior rate effective date, authorizes (but does not require) securitization of “capital investments” that will cause rates to “rise by more than five percent” under specific circumstances, and calls for the OPUC to establish rules requiring utilities to establish a multi-year rate plan for rate revisions where a company’s return on equity is reviewed. Such rate plans, as approved by the OPUC, must be five years in length. Rulemakings to institute these provisions started in September 2025 and will continue into 2027. In September 2026, the OPUC approved a rule that calls for Avista Corp. to file its first five-year rate plan no earlier than September 1, 2027, and no later than November 30, 2027.

AVISTA CORPORATION

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

AVISTA CORPORATION

Alaska Electric Light and Power Company

Alaska General Rate Case

In May 2026, AEL&P filed an electric general rate case with the Regulatory Commission of Alaska (RCA). AEL&P's request for an interim base rate increase of 12.5 percent (designed to increase electric revenues by $5 million), was approved and took effect in June 2026. AEL&P is seeking a permanent base rate increase of an additional 12.6 percent (designed to increase electric revenues by $5 million), which, if approved, could take effect in August 2027. This represents a combined total rate increase of 25.1 percent (designed to increase electric revenues by $10.0 million). The proposed revenue increase request is based on a 13.2 percent ROE with a common equity ratio of 58.33 percent and an ROR of 9.75 percent.

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

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

The following graph shows the total change in net income for the third quarter of 2026 compared to the third quarter of 2025, as well as the factors that caused such change (dollars in millions):

Electric utility revenues increased due to increases in retail rates associated with our general rate case, which were partially offset by removing the recovery of Colstrip related costs. This increase to revenues was largely offset by decreased wholesale revenues and decreases in volumes sold. The decrease in volumes sold is due to the departure of a large industrial customer in April 2026. Natural gas revenues increased primarily due increased retail volumes, largely offset by decreases in decoupling revenues.

Electric utility resource costs increased primarily due to increased authorized power supply costs resulting from our general rate cases and increased purchased power volumes and wholesale prices, partially offset by decreased fuel for generation costs primarily due to

AVISTA CORPORATION

the removal of Colstrip from our generation portfolio. Natural gas utility resource costs increased due to increases in natural gas prices.

Other utility operating expenses decreased due primarily to the 2026 time study that was completed, resulting in the allocation of certain employee compensation to Utility Property which was previously included in other operating expenses. See “Note 1 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding the change in accounting estimate.

Utility depreciation and amortization increased primarily due to additions to utility plant, partially offset by decreases due to our transfer of Colstrip.

Income tax expense increased primarily due to increased pre-tax income from continuing operations (including equity method earnings) compared to the prior year.

Increased equity method earnings were primarily the result of underlying investment appreciation recognized in the third quarter of 2026 as compared to the third quarter of 2025. See “Note 5 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding the earnings recorded in the third quarter of 2026.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The following graph shows the total change in net income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, as well as the factors that caused such change (dollars in millions):

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

Electric utility resource costs decreased primarily due to decreased fuel for generation costs partially due to the removal of Colstrip from our generation portfolio, as well the Coyote Springs 2 facility being offline for major maintenance in 2026. These decreases were partially offset by an increase in authorized power supply costs resulting from our general rate cases. Natural gas utility resource costs decreased due to decreases in the amortization of costs associated with the CCA and net deferrals and amortizations of costs under PGAs, as well as a decrease in volumes of natural gas purchased, partially offset by an increase in purchase price of natural gas.

AVISTA CORPORATION

Other utility operating expenses increased due primarily to increased employee salaries and benefit costs. The increases were partially offset with decreases from removing Colstrip related expenses, as well as the completion of the 2026 time study, resulting in the allocation of certain employee compensation to Utility Property which was previously included in other operating expenses. See “Note 1 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding the change in accounting estimate.

Utility depreciation and amortization decreased primarily due to our transfer of Colstrip, partially offset by increases due to additions to utility plant.

Income tax expense increased primarily due to increased pre-tax income from continuing operations (including equity method earnings) compared to the prior year.

Increased equity method earnings were primarily the result of underlying investment appreciation recognized in 2026, compared to losses recognized in 2025. See “Note 5 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding the earnings recorded in 2026.

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

AVISTA CORPORATION

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the three months ended September 30, 2026 and 2025 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $1 million for both the three months ended September 30, 2026 and 2025.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the three months ended September 30 (dollars in millions):

	Electric Decoupling Revenues
	2026	2025
Current year decoupling deferrals (a)	$2	$(11)
Amortization of prior year decoupling deferrals (b)	—	—
Total electric decoupling revenue	$2	$(11)
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

Total electric revenues increased $15 million for the third quarter of 2026 as compared to the third quarter of 2025. The primary fluctuations that occurred during the period were as follows:

•
A $4 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $25 million) offset by a decrease in MWhs sold (decreased revenues by $21 million).
o
Retail rates increased mainly due to the effects of our general rate cases, including base rate increases associated with higher authorized power supply expenses resulting from removing Colstrip from our generation portfolio. These increases to base rates were partially offset by the removal of revenues related to recovery of Colstrip related costs other than power supply costs, as well as refunds made to customers for Colstrip related investments.
o
Retail sales volumes decreased due to a 15 percent decrease in industrial electric sales volumes, primarily due to the departure of a large industrial customer in April 2026. Additionally, milder weather reduced customer usage. Residential and commercial use per customer decreased 7 percent and 5 percent, respectively.
•
A $9 million decrease in wholesale electric revenues due to a decrease in sales prices.
•
A $3 million decrease in sales of fuel as part of thermal generation resource optimization activities.
•
A $13 million increase in electric decoupling revenue primarily due to current year usage being relatively close to historic norms, compared to higher than normal usage, resulting in rebates to customers in the third quarter of 2025.
•
A $12 million increase in other electric revenues, primarily associated with the amortization of refunds made to customers for Colstrip related costs, offsetting the decrease in retail rates discussed above, such that there is no impact on net income, as well as increased transmission revenues compared to 2025.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the three months ended September 30, 2026 and 2025 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $4 million and $3 million for the three months ended September 30, 2026 and 2025.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the three months ended September 30 (dollars in millions):

	Natural Gas Decoupling Revenues
	2026	2025
Current year decoupling deferrals (a)	$(1)	$3
Amortization of prior year decoupling deferrals (b)	(2)	—
Total natural gas decoupling revenue	$(3)	$3
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

Total natural gas revenues increased $2 million for the third quarter of 2026 as compared to the third quarter of 2025. The primary fluctuations that occurred during the period were as follows:

•
A $5 million increase in natural gas retail revenues (including industrial, which is included in other) due to an increase in sales volumes. Sales volumes increased due to higher customer usage when compared to the third quarter of 2025.
•
A $6 million decrease in natural gas decoupling revenues due to increased customer usage resulting in current year rebate deferrals, compared to surcharge deferrals in the third quarter of 2025.
•
A $3 million increase in other gas revenues due to the amortization of previously deferred revenues associated with the sale of CCA emissions credits. We amortize the deferred revenues as they are passed on to customers through decreases in retail rates. The increase in other revenues was offset by decreased retail revenues, resulting in no impact on net income.

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the three months ended September 30, 2026 and 2025:

	Electric Customers		Natural Gas Customers
	2026	2025	2026	2025
Residential	381,203	376,511	347,638	345,621
Commercial	46,547	45,985	37,590	37,414
Interruptible	—	—	52	51
Industrial	1,138	1,160	181	183
Public street and highway lighting	823	756	—	—
Total retail customers	429,711	424,412	385,461	383,269

AVISTA CORPORATION

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the three months ended September 30, 2026 and 2025 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $4 million and $3 million for the three months ended September 30, 2026 and 2025.

Total electric resource costs increased $15 million for the third quarter of 2026 as compared to the third quarter of 2025. The primary changes that occurred during the period were as follows:

•
A $4 million increase in power purchased due to an increase in the volume of power purchases (increased costs $3 million) and an increase in wholesale prices (increased costs $1 million).
•
An $11 million decrease in fuel for generation, primarily due to the removal of Colstrip from our generation portfolio.
•
A $24 million increase in other electric resource costs primarily related to an increase in authorized power supply costs (primarily due to the removal of Colstrip from our generation portfolio), which decreased costs deferred under the ERM. There were also increased costs related to our customer assistance payment programs (low-income rate assistance and demand side management).

In the third quarter of 2026, we had a pre-tax expense of $2 million under the ERM in Washington compared to a pre-tax expense of $4 million in the third quarter of 2025.

AVISTA CORPORATION

The following graph presents Avista Utilities' natural gas resource costs for the three months ended September 30, 2026 and 2025 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $1 million for both the three months ended September 30, 2026 and 2025.

Total natural gas resource costs increased $1 million for the third quarter of 2026 as compared to the third quarter of 2025 due the following:

•
A $3 million increase in natural gas purchased due to an increase in natural gas prices (increased costs $4 million), partially offset by a decrease in volumes purchased (decreased costs $1 million).
•
A $2 million decrease in other costs primarily due to a decrease in net amortizations and deferrals of natural gas costs under our PGA mechanisms, partially offset by increased amortization of costs associated with the CCA.

AVISTA CORPORATION

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Utility Operating Revenues

The following graphs present Avista Utilities' electric operating revenues and megawatt-hour (MWh) sales for the nine months ended September 30, 2026 and 2025 (dollars in millions and MWhs in thousands):

(1)
This balance includes public street and highway lighting, which is considered part of retail electric revenues.

Total electric operating revenues in the graph above include intracompany sales of $2 million for both the nine months ended September 30, 2026 and 2025.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility electric operating revenues for the nine months ended September 30 (dollars in millions):

	Electric Decoupling Revenues
	2026	2025
Current year decoupling deferrals (a)	$19	$(15)
Amortization of prior year decoupling deferrals (b)	(3)	—
Total electric decoupling revenue	$16	$(15)
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

Total electric revenues decreased $2 million for the first three quarters of 2026 as compared to the first three quarters of 2025. The primary changes that occurred during the period were as follows:

•
A $3 million increase in retail electric revenue due to an increase in retail rates (increased revenues by $65 million), partially offset by a decrease in MWhs sold (decreased revenues by $62 million).
o
Retail rates increased mainly due to the effects of our general rate cases, including base rate increases associated with higher authorized power supply expenses resulting from removing Colstrip from our generation portfolio. These increases to base rates were partially offset by the removal of revenues related to recovery of Colstrip related costs other than power supply costs.
o
Retail sales volumes decreased due to a 13 percent decrease in industrial electric sales volumes, partially due to the departure of a large industrial customer in April 2026. Additionally, milder weather led to reduced customer usage. Residential and commercial use per customer decreased 8 percent and 4 percent, respectively. Heating degree days in Spokane were 88 percent of the historical average during the first three quarters of 2026, while they were 91 percent of the historical average during the first three quarters of 2025. Additionally, cooling degree days in Spokane were 101 percent of the historical average during the first three quarters of 2026, while they were 139 percent of the historical average during the first three quarters of 2025.
•
A $43 million decrease in wholesale electric revenues due to a decrease in sales prices (decreased revenues $37 million) and a decrease in sales volumes (decreased revenues $6 million).
•
A $7 million decrease in sales of fuel as part of our thermal generation resource optimization activities.
•
A $31 million increase in electric decoupling revenue primarily due to current year surcharge deferrals associated with decreased customer usage compared to rebate deferrals in 2025.
•
A $15 million increase in other electric revenues, primarily associated with the amortization of refunds made to customers for Colstrip related costs, offsetting the decrease in retail rates discussed above, such that there is no impact on net income.

AVISTA CORPORATION

The following graphs present Avista Utilities' natural gas operating revenues and therms delivered for the nine months ended September 30, 2026 and 2025 (dollars in millions and therms in thousands):

(1)
This balance includes interruptible and industrial revenues, which are considered part of retail natural gas revenues.

Total natural gas operating revenues in the graph above include intracompany sales of $5 million and $7 million for the nine months ended September 30, 2026 and 2025, respectively.

AVISTA CORPORATION

The following table presents the current year decoupling deferrals and the amortization of prior year decoupling deferrals reflected in utility natural gas operating revenues for the nine months ended September 30 (dollars in millions):

	Natural Gas Decoupling Revenues
	2026	2025
Current year decoupling deferrals (a)	$30	$13
Amortization of prior year decoupling deferrals (b)	(9)	(2)
Total natural gas decoupling revenue	$21	$11
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

Total natural gas revenues decreased $32 million for the first three quarters of 2026 as compared to the first three quarters of 2025. The primary changes that occurred during the period were as follows:

•
A $45 million decrease in natural gas retail revenues (including industrial, which is included in other) due to a decrease in retail rates (decreased revenues $24 million) and decreased sales volumes (decreased revenues $21 million).
o
Retail rates decreased mainly due to PGA rate decreases and rebates to Washington customers for revenues related to the sale of CCA emissions credits, neither of which impact net income. These decreases were partially offset by increases to base rates resulting from our general rate cases.
o
Retail sales volumes decreased due to milder weather, which reduced customer usage. Residential and commercial use per customer decreased 10 percent and 8 percent, respectively. Heating degree days in Spokane were 88 percent of the historical average during the first three quarters of 2026, while they were 91 percent of the historical average in the first three quarters of 2025.
•
An $11 million decrease in wholesale natural gas revenues due to a decrease in prices (decreased revenues $6 million) and a decrease in volumes (decreased revenues $5 million).
•
A $10 million increase in natural gas decoupling revenues primarily due to increased surcharge deferrals in the current year associated with lower customer usage.
•
A $14 million increase in other gas revenues primarily due to the amortization of previously deferred revenues associated with the sale of CCA emissions credits. We amortize the deferred revenues as they are passed on to customers through decreases in retail rates. The increase in other revenues was offset by decreased retail rates as discussed above, resulting in no impact on net income. This increase was partially offset by a decrease in transportation revenue, as well as a provision for rate refunds associated with overearnings in Washington recorded in 2026.

AVISTA CORPORATION

Customers

The following table presents Avista Utilities' average number of electric and natural gas retail customers for the nine months ended September 30, 2026 and 2025:

	Electric Customers		Natural Gas Customers
	2026	2025	2026	2025
Residential	380,370	375,644	347,784	345,673
Commercial	46,295	45,894	37,596	37,446
Interruptible	—	—	51	51
Industrial	1,134	1,161	181	183
Public street and highway lighting	787	759	—	—
Total retail customers	428,586	423,458	385,612	383,353

Utility Resource Costs

The following graph presents Avista Utilities' electric resource costs for the nine months ended September 30, 2026 and 2025 (dollars in millions):

Total electric resource costs in the graph above include intracompany resource costs of $5 million and $7 million for the nine months ended September 30, 2026 and 2025, respectively.

Total electric resource costs decreased $2 million for the first three quarters of 2026 as compared to the first three quarters of 2025. The primary changes that occurred during the period were as follows:

•
A $2 million increase in power purchased due to an increase in the volume of power purchases (increased costs $7 million) partially offset by a decrease in wholesale prices (decreased costs $5 million).
•
A $48 million decrease in fuel for generation due to decreased thermal generation. Thermal generation decreased due to the removal of Colstrip from our generation portfolio, as well as major maintenance at the Coyote Springs 2 facility in 2026 and increased hydroelectric generation.
•
A $46 million increase in other electric resource costs primarily related to an increase in authorized power supply costs (primarily due to the removal of Colstrip from our generation portfolio), which decreased deferred costs under the ERM.

AVISTA CORPORATION

There were also increased costs related to our customer assistance payment programs (low-income rate assistance and demand side management).

In the first three quarters of 2026, we had a pre-tax expense of $10 million under the ERM in Washington compared to a pre-tax expense of $13 million in the first three quarters of 2025.

The following graph presents Avista Utilities' natural gas resource costs for the nine months ended September 30, 2026 and 2025 (dollars in millions):

Total natural gas resource costs in the graph above include intracompany resource costs of $2 million for both the nine months ended September 30, 2026 and 2025.

Total natural gas resource costs decreased $39 million for the first three quarters of 2026 as compared to the first three quarters of 2025 due to the following:

•
A $9 million decrease in natural gas purchased due to a decrease in the volumes purchased (decreased costs $13 million) partially offset by an increase in natural gas prices (increased costs $4 million).
•
A $30 million decrease in other costs primarily related to a decrease in net deferrals and amortizations of previously deferred costs under our PGA mechanisms. There was also a decrease in the amortization of costs associated with the CCA that were recovered from customers, which result in no impact on net income.

Results of Operations - Alaska Electric Light and Power Company

For the first three quarters of 2026 and 2025, net income for AEL&P was $5 million and $4 million, respectively. The increase in net income was primarily the result of increased operating revenues from increases to rates associated with AEL&P's general rate case and increased usage, partially offset by increased resource costs and operating expenses.

Results of Operations - Other Businesses

Our other businesses had net income of $16 million for the three months ended September 30, 2026 compared to a net loss of $1 million for the three months ended September 30, 2025. For the first three quarters of 2026, net income at our other businesses was $29 million compared to a net loss of $13 million for the first three quarters of 2025.

AVISTA CORPORATION

The fluctuation in results is primarily related to recognizing our portion of earnings at our equity method investments, compared to losses that were recognized in 2025. See “Note 5 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding our equity method investments.

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

Liquidity and Capital Resources

Overall Liquidity

Our sources of overall liquidity and the requirements for liquidity have not materially changed in the nine months ended September 30, 2026, with the exception of the following:

We have experienced increased regulatory deferrals (such as decoupling surcharges and ERM costs), as well as delayed recovery of deferrals. As such, we plan to obtain a short-term loan of up to $100 million by the end of the fourth quarter of 2026.

See the 2025 Form 10-K for further discussion of our liquidity requirements.

As of September 30, 2026, we had $168 million of available liquidity under the Avista Corp. committed line of credit, $57 million of available liquidity under our letter of credit facility, and $21 million under the AEL&P committed line of credit. With our existing credit facilities and the expected issuances of common stock, long-term debt and short-term loan within the next year, we believe we have adequate liquidity to meet our needs for the next 12 months.

Review of Condensed Consolidated Cash Flow Statement

Operating Activities

Net cash provided by operating activities was $435 million for the nine months ended September 30, 2026, compared to $394 million for the nine months ended September 30, 2025. The change in income taxes receivable increased operating cash flows by $34 million, primarily resulting from refunds received in 2026. The change in other current assets increased operating cash flows by $32 million compared to the prior year, and is primarily associated with increases to prepaid insurance proceeds receivable and prepayments in the prior year. Distributions from equity method investments increased operating cash flows $27 million. These increases were partially offset by a larger portion of our revenues being from decoupling surcharges in 2026, which will be recovered from customers in future periods.

Investing Activities

Net cash used in investing activities was $525 million for the nine months ended September 30, 2026, compared to $373 million for the nine months ended September 30, 2025. We paid $511 million for utility capital expenditures in 2026, compared to $379 million in 2025.

Financing Activities

Net cash provided by financing activities was $103 million for the nine months ended September 30, 2026, compared to net cash used in financing activities of $7 million for the nine months ended September 30, 2025. We issued $230 million of long-term debt in the nine months ended September 30, 2026, compared to $140 million of long-term debt issued in the nine months ended September 30, 2025. We issued $58 million of common stock in the nine months ended September 30, 2026, compared to $45 million in the nine months ended September 30, 2025. We paid $124 million in dividends in the nine months ended September 30, 2026, compared to $119 million in the nine months ended September 30, 2025.

AVISTA CORPORATION

Capital Resources

Capital Structure

Our consolidated capital structure, including the current portion of long-term debt and short-term borrowings consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026		December 31, 2025
	Amount	Percent of total	Amount	Percent of total
Current portion of long-term debt and leases	$9	0.1%	$9	0.1%
Short-term borrowings	331	5.3	388	6.5
Long-term debt to affiliated trusts	52	0.8	52	0.9
Long-term debt and leases	3,073	48.8	2,846	47.4
Total debt	3,465	55.0	3,295	54.9
Total shareholders’ equity	2,830	45.0	2,709	45.1
Total	$6,295	100.0%	$6,004	100.0%

Our shareholders’ equity increased $121 million during the first three quarters of 2026 primarily due to net income and the issuance of common stock, which was partially offset by dividends paid.

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

The following table summarizes the balances outstanding and available liquidity as of September 30, 2026 (dollars in millions):

	Amount of Facility	Borrowings Outstanding	Letters of Credit Outstanding (1)	Available Liquidity
Line of Credit expiring June 2029	$500	$327	$5	$168
Letter of Credit Facility	65	N/A	8	57
Total	$565	$327	$13	$225
(1)
Letters of credit are not reflected on the Condensed Consolidated Balance Sheets. If a letter of credit were drawn upon by the holder, we would have an immediate obligation to reimburse the bank that issued that letter.

The Avista Corp. credit facilities contain customary covenant and default provisions, including a change in control (as defined in the agreements). The events of default under each of the credit facilities also include a cross default from other indebtedness (as defined) and, in the case of the letter of credit agreement, other obligations. The committed line of credit agreement also includes a covenant

AVISTA CORPORATION

which does not permit our ratio of “consolidated total debt” to “consolidated total capitalization” to be greater than 65 percent at any time. As of September 30, 2026, we complied with this covenant with a ratio of 55.0 percent.

Balances outstanding and interest rates of borrowings (excluding letters of credit) under Avista Corp.'s lines of credit were as follows as of and for the nine months ended September 30 (dollars in millions):

	2026	2025
$500 million line of credit, expiring June 2029
Maximum balance outstanding during the period	$415	$400
Average balance outstanding during the period	$332	$300
Average interest rate during the period	4.78%	5.44%
Average interest rate at end of the period	4.96%	5.26%

AEL&P

AEL&P has a $25 million committed line of credit that expires in June 2028. As of September 30, 2026, there was $4 million outstanding under this committed line of credit, and $21 million of available liquidity.

The AEL&P credit facility contains customary covenants and default provisions including a covenant which does not permit the ratio of “consolidated total debt at AEL&P” to “consolidated total capitalization at AEL&P” (including the impact of the Snettisham obligation) to be greater than 67.5 percent at any time. As of September 30, 2026, AEL&P complied with this covenant with a ratio of 48.9 percent.

As of September 30, 2026, Avista Corp. and its subsidiaries complied with all of the covenants of their financing agreements, and none of Avista Corp.'s subsidiaries constituted a “significant subsidiary” as defined in Avista Corp.'s committed line of credit.

See “Note 9 of the Notes to Condensed Consolidated Financial Statements” for additional information regarding our short-term borrowing arrangements.

Liquidity Expectations

In 2026, we issued and sold $230 million of long-term debt. We do not expect additional long-term debt issuances in 2026. Through September 30, 2026, we issued $58 million of common stock. Subject to market conditions, we expect to issue up to $15 million of additional common stock in 2026.

In addition, we plan to obtain a short-term loan of up to $100 million by the end of the fourth quarter of 2026. See further discussion of liquidity requirements in “Overall Liquidity” above.

In 2027, we expect to issue approximately $220 million of long-term debt and up to $110 million of common stock.

Capital Expenditures and Other Investments

We are making capital investments to enhance service and system reliability for our customers and replace aging infrastructure, and expect base Avista Utilities' capital expenditures of the following (dollars in millions):

	2026	2027	2028	2029	2030	2031
Expected base annual capital expenditures	$615	$635	$800	$680	$710	$750

These planned capital expenditures are subject to continuing review and adjustment. These estimates include expenditures for new projects identified through our 2025 request for proposal process. We continue to evaluate incremental capital investment opportunities that support serving our customers safely and reliably, including projects to address growing peak day resource needs. See the 2025 Form 10-K for further information on our expected capital expenditures.

Pension Plan

In the nine months ended September 30, 2026, we contributed $10 million to the pension plan, and we do not expect further contributions in 2026. We expect to contribute a total of $40 million to the pension plan in the period 2027 through 2030, with an annual contribution of $10 million.

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

Environmental Issues and Contingencies

Our environmental issues and contingencies disclosures have not materially changed during the nine months ended September 30, 2026 except as follows:

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

EPA Endangerment Finding Revocation and Rescission of Carbon Pollution Standards

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

In September 2026, the EPA issued a final rule, repealing most provisions of the 2024 Carbon Pollution Standards for greenhouse gas emissions from fossil fuel-fired electric generating units, eliminating most carbon capture and storage-based requirements and emissions guidelines established in 2024.

The EPA’s decision and rulemaking have been the subject of future legal challenges, the outcome of which cannot be predicted. The precise extent of that deregulation, as well as any potential impact on the Company’s operations, cannot be determined at this time.

Washington Legislation and Regulatory Actions

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

Both the commercial and residential building and energy codes were the subject of legal challenges in both Washington State Superior Court (the State Action) and in the Federal District Court for the Eastern District of Washington (the Federal Action). The State

AVISTA CORPORATION

Action remains pending and the plaintiffs in the Federal Action subsequently dismissed the action, without prejudice to their ability to refile after the SBCC rulemaking process is complete.

In May 2024, we, along with Cascade Natural Gas Corporation, Northwest Natural Gas Company, and a coalition of homebuilders, heating unit dealers and other parties, filed a lawsuit challenging the approved building codes on the grounds that they are preempted by the Energy Policy and Conservation Act (EPCA). The lawsuit was filed in the United States District Court for the Western District of Washington. In September 2026, the Court ruled that the SBCC is immune from suit because it is not responsible for directly the codes and ordered dismissal of the litigation.

In November 2024, Washington voters approved Initiative 2066, which would prohibit state and local governments from restricting access to natural gas, prohibit the SBCC from discouraging or penalizing the use of natural gas, and prohibit the WUTC from approving any multi-year rate plan that requires or incentivizes natural gas companies to terminate or limit natural gas service. Opponents of the Initiative filed suit in Washington state court challenging the validity of the Initiative, while proponents of the Initiative filed suit in Washington state court to require the SBCC to comply with the new law. In July 2026, the Washington Supreme Court resolved both lawsuits by ruling that Initiative 2066 violated the single subject rule and was therefore unconstitutional.

Over time, the building code changes, if ultimately upheld, would likely have an adverse impact on our natural gas business and natural gas customers but could also have a positive effect on our electric business. While we are in the process of studying the implications of the changes on our business, at this time we are not able to quantify the likely net effect, positive or negative, on our overall results of operations over the long term. However, the changes would require that additional generating capacity be available to utilities and customers in Washington state.

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

Enterprise Risk Management

The material risks to our businesses, and our mitigation process and procedures to address these risks, were discussed in our 2025 Form 10-K and have not materially changed during the nine months ended September 30, 2026. See the 2025 Form 10-K.

Financial Risk

Our financial risks have not materially changed during the nine months ended September 30, 2026. Refer to the 2025 Form 10-K. The financial risks included below are required interim disclosures, even if they have not materially changed from December 31, 2025.

AVISTA CORPORATION

Credit Risk

As of September 30, 2026, we had cash deposited as collateral of $21 million and letters of credit of $7 million outstanding related to our energy contracts. Price movements and/or a downgrade in our credit ratings or other established credit criteria could impact further the amount of collateral required. See “Credit Ratings” in the 2025 Form 10-K for further information. For example, in addition to limiting our ability to conduct transactions, if our credit ratings were lowered to below “investment grade” based on our positions outstanding at September 30, 2026 (including both contracts considered derivatives and those considered non-derivatives), we would potentially be required to post the following additional collateral (dollars in millions):

September 30, 2026
Additional collateral taking into account contractual thresholds	$27
Additional collateral without contractual thresholds	38

Energy Commodity Risk

Our energy commodity risks have not materially changed during the nine months ended September 30, 2026. See the 2025 Form 10-K. The following table presents energy commodity derivative fair values as a net asset or (liability) as of September 30, 2026 expected to be settled in each respective year (dollars in millions).

	Purchases				Sales
	Electric Derivatives		Gas Derivatives		Electric Derivatives		Gas Derivatives
Year	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)	Physical (1)	Financial (1)
Remainder 2026	$—	$—	$(9)	$(7)	$3	$—	$(1)	$—
2027	—	—	(14)	(8)	—	—	(4)	—
2028	—	—	(3)	(2)	—	—	(3)	—

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Act) that are designed to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it

AVISTA CORPORATION

files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. With the participation of the Company’s principal executive officer and principal financial officer, the Company's management evaluated its disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2026.

There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

AVISTA CORPORATION
(Registrant)

Date:	November 3, 2026	/s/ Kevin J. Christie
Kevin J. Christie
Senior Vice President, Chief Financial Officer, Treasurer and Chief Strategy Officer (Principal Financial Officer)